Form 10-Q
period 1996-04-30
CHAMPION INDUSTRIES INC
filed 1996-06-14
CIK 19149

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 1996        Commission File No. 0-21084

                         ------------------------------

                            CHAMPION INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

              West Virginia                            55-0717455
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)


                        2450 First Avenue, P. O. Box 2968
                        Huntington, West Virginia  25728
                    (Address of principal executives offices)
                                   (Zip Code)


                                 (304) 528-2791
                         (Registrant's telephone number,
                              including area code)

                         ------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     X     No       .
                                         -----       -----


6,417,260 shares of common stock of the Registrant were outstanding at April 30, 1996.

                            CHAMPION INDUSTRIES, INC.

                                      INDEX

                                                                        PAGE NO.
Part I.   Financial Information
     Item 1.   Financial Statements
          Consolidated Income Statements . . . . . . . . . . . . . . . . .  2
          Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . .  3
          Consolidated Statements of Cash Flows. . . . . . . . . . . . . .  5
          Notes to the Consolidated Financial Statements . . . . . . . . .  6
     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . .  8

Part II.  Other Information
     Item 4.   Submission of Matters to a Vote of Security Holders . . . . 10
     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 11

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

Exhibit 11 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES


                         Consolidated Income Statements
                                   (Unaudited)


                                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                       APRIL 30,                               APRIL 30,
                                                               1996                1995                1996                1995
                                                         ----------------------------------      ----------------------------------
Revenues:
     Printing                                              $10,818,151          $7,218,630         $20,728,022         $14,214,883
     Office products and office furniture                    3,791,901           3,459,572           7,981,566           6,779,991
                                                         ----------------------------------      ----------------------------------
          Total revenues                                    14,610,052          10,678,202          28,709,588          20,994,874

Cost of sales:
     Printing                                                7,155,575           4,407,846          14,088,054           8,923,800
     Office products and office furniture                    2,360,795           2,200,176           5,203,852           4,405,954
                                                         ----------------------------------      ----------------------------------
          Total cost of sales                                9,516,370           6,608,022          19,291,906          13,329,754

Selling, general and administrative
     expenses                                                3,490,007           2,689,791           6,687,873           5,378,389
                                                         ----------------------------------      ----------------------------------
Income from operations                                       1,603,675           1,380,389           2,729,809           2,286,731

Other income (expense):
     Interest income                                             1,651               2,992               2,949               8,773
     Interest expense                                          (83,545)            (39,660)           (144,321)            (68,588)
     Other                                                       3,900              13,308              16,646              66,498
                                                         ----------------------------------      ----------------------------------
                                                               (77,994)            (23,360)           (124,726)              6,683
                                                         ----------------------------------      ----------------------------------

Income before income taxes                                   1,525,681           1,357,029           2,605,083           2,293,414
     Income taxes                                             (625,000)           (557,000)         (1,068,000)           (940,000)
                                                         ----------------------------------      ----------------------------------

Net income                                                 $   900,681         $   800,029         $ 1,537,083         $ 1,353,414
                                                         ----------------------------------      ----------------------------------
                                                         ----------------------------------      ----------------------------------

Earnings per share                                                $.14                $.13                $.24                $.22
                                                         ----------------------------------      ----------------------------------
                                                         ----------------------------------      ----------------------------------

Weighted average shares outstanding                          6,441,324           6,290,178           6,436,359           6,290,225
                                                         ----------------------------------      ----------------------------------
                                                         ----------------------------------      ----------------------------------






   The accompanying notes are an integral part of these financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES


                           Consolidated Balance Sheets
                                   (Unaudited)


                                     ASSETS

                                                                                   APRIL                   OCTOBER
                                                                                    30,                      31,
                                                                                   1996                     1995
                                                                             ----------------------------------------
Current assets:
     Cash and cash equivalents                                                 $ 1,535,341              $ 1,350,806
     Accounts receivable, net of allowance of $308,000 and $399,000              9,237,433                7,727,176
     Inventories                                                                 6,034,149                5,339,592
     Other current assets                                                          320,218                  162,850
     Deferred tax assets                                                           272,657                  272,657
                                                                             ----------------------------------------
         Total current assets                                                   17,399,798               14,853,081

Property and equipment, at cost:
     Land                                                                          647,340                  347,340
     Buildings and improvements                                                  3,033,824                2,290,002
     Machinery and equipment                                                    11,932,163               10,029,560
     Equipment under a capital lease                                             1,698,990                1,161,590
     Furniture and fixtures                                                      1,207,539                  992,568
     Vehicles                                                                      758,698                  467,774
                                                                             ----------------------------------------
                                                                                19,278,554               15,288,924
          Less accumulated depreciation                                         (8,043,955)              (7,353,794)
                                                                             ----------------------------------------
                                                                                11,234,599                7,935,130

Cash surrender value of officer's life insurance                                   436,307                  447,407

Goodwill, net of accumulated amortization                                        1,622,884                1,689,780

Other assets                                                                       160,011                   94,678
                                                                             ----------------------------------------
                                                                                 2,219,202                2,231,865
                                                                             ----------------------------------------

         Total assets                                                          $30,853,599              $25,020,076
                                                                             ----------------------------------------
                                                                             ----------------------------------------








   The accompanying notes are an integral part of these financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES



                           Consolidated Balance Sheets
                                   (Unaudited)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         APRIL              OCTOBER
                                                                          30,                 31,
                                                                         1996                1995
                                                                   -----------------------------------
Current liabilities:
     Notes payable                                                    $  900,000          $       --
     Accounts payable                                                    919,227             692,319
     Accrued payroll                                                     823,001           1,278,825
     Taxes accrued and withheld                                          269,990             369,765
     Accrued income taxes                                                897,906             649,406
     Accrued expenses                                                    480,903             218,219
     Current portion of long-term debt:
       Notes payable                                                     671,821             392,007
       Capital lease obligations                                         343,884             208,092
                                                                   -----------------------------------
         Total current liabilities                                     5,306,732           3,808,633

Long-term debt, net of current portion:
     Notes payable                                                     1,908,725             736,198
     Capital lease obligations                                           976,324             820,389
Deferred income tax liability                                          1,490,941             932,633
Deferred gain                                                            344,703             353,703
                                                                   -----------------------------------
     Total liabilities                                                10,027,425           6,651,556

Commitments and contingencies                                                 --                  --

Shareholders' equity:
     Common stock, $1 par value, 10,000,000 shares authorized;
       6,417,260 and 6,333,946 shares issued and outstanding           6,417,260           6,333,946
     Additional paid-in capital                                        8,208,741           6,788,474
     Retained earnings                                                 6,200,173           5,246,100
                                                                   -----------------------------------
Total shareholders' equity                                            20,826,174          18,368,520
                                                                   -----------------------------------
          Total liabilities and shareholders' equity                 $30,853,599         $25,020,076
                                                                   -----------------------------------
                                                                   -----------------------------------




   The accompanying notes are an integral part of these financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES


                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        SIX MONTHS ENDED
                                                                            APRIL 30,
                                                                   1996                  1995
                                                             ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                       $1,537,083         $ 1,353,414

Adjustments to reconcile net income to cash
  provided by operating activities:
  Depreciation, amortization and accretion                          757,057             526,371
  Deferred gain on sale of assets                                    (9,000)            (15,000)
  Changes in assets and liabilities:
    Accounts receivable                                            (841,179)           (496,494)
    Inventories                                                     465,612            (588,643)
    Other current assets                                           (141,749)           (127,575)
    Accounts payable                                               (376,183)             (7,207)
    Accrued payroll                                                (455,824)           (316,921)
    Taxes accrued and withheld                                     (222,564)           (126,475)
    Accrued income taxes                                            248,500          (1,203,616)
    Accrued expenses                                                 99,286              98,764
                                                             ---------------------------------------
Net cash (used in) provided by operations                         1,061,039            (903,382)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                                 (867,638)         (1,644,754)
Business acquisitions, net of cash                                 (648,676)                 --
Increase in cash surrender value of officer's life insurance         11,100             (10,800)
Other assets                                                            768               9,542
                                                             ---------------------------------------
Net cash (used in) provided by investing activities              (1,504,446)         (1,646,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) of notes payable                          900,000             350,000
Proceeds from term debt and leases                                1,700,000           1,108,000
Principal payments on long term debt                             (1,391,763)           (468,218)
Dividends paid                                                     (580,296)           (454,927)
                                                             ---------------------------------------
Net cash (used in) provided by financing activities                 627,941             534,855
                                                             ---------------------------------------
Net (decrease) increase in cash                                     184,534          (2,014,539)

Cash and cash equivalents, beginning of period                    1,350,807           3,626,321
                                                             ---------------------------------------
Cash and cash equivalents, end of period                         $1,535,341          $1,611,782
                                                             ---------------------------------------
                                                             ---------------------------------------





   The accompanying notes are an integral part of these financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES



             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BUSINESS OPERATIONS AND BASIS OF PRESENTATION

The foregoing financial information is unaudited and has been prepared from the records of Champion Industries, Inc., ("Champion" or the "Company"). In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements for the year ended October 31, 1995 and related notes thereto contained in the Company's Form 10-K dated January 25, 1996. The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles and instructions to the Securities and Exchange Commission Form
10-Q. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements. Actual results could differ from these estimates.

The accompanying consolidated financial statements of Champion Industries, Inc. and Subsidiaries (the "Company") include the accounts of The Chapman Printing Company, Inc., Bourque Printing, Inc., Dallas Printing Company, Inc., Carolina Cut Sheets, Inc., U.S. Tag & Ticket Company, Inc., Donihe Graphics, Inc., and Stationers, Inc.

2. INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

Inventories consisted of the following:

                                                                            APRIL 30,     OCTOBER 31,
                                                                              1996           1995
                                                                        --------------- --------------
               Printing:
                    Raw materials                                          $1,775,809    $ 1,457,025
                    Work in process                                         1,244,947      1,021,460
                    Finished goods                                            710,637        583,067
               Office products and office furniture                         2,302,756      2,278,040
                                                                        --------------- --------------
                                                                           $6,034,149     $5,339,592
                                                                        --------------- --------------
                                                                        --------------- --------------

3. EARNINGS PER SHARE

Earnings per share were computed based upon the weighted average shares of Common Stock outstanding for the period, plus the shares that would be outstanding assuming the exercise of dilutive stock options. The Company had 6,441,324, 6,290,178, 6,436,359 and 6,290,225 weighted average shares issued and outstanding for the three and six months ended April 30, 1996 and 1995, as adjusted for a 25% stock dividend (see Note 4).

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

4. SHAREHOLDERS' EQUITY

The Company paid a 25% stock dividend, accounted for as a 5 for 4 stock split, on January 22, 1996 to stockholders of record on January 2, 1996. 1,266,789 shares were issued in the split of which 2,736 fractional shares were repurchased.

The Company declared a dividend of five cents to be paid on June 28, 1996, to stockholders of record on June 7, 1996. Dividends paid for the three and six months ended April 30, 1996 and 1995 totalled $.05, $.04, $.09 and $.07 per share.

5. ACQUISITION

On November 13, 1995, the Company acquired through merger Donihe Graphics, Inc. ("Donihe"), a web printer located in Kingsport, Tennessee. The Company issued 66,768 shares of common stock valued at $1,500,000 and $950,000 in cash in exchange for all the issued and outstanding common stock of Donihe. The Company obtained loans from a lending institution totalling $1.7 million used in the Donihe and E. S. Upton Printing Company, Inc. acquisitions. The transaction was accounted for under the purchase method. As of September 30, 1995, Donihe had total assets of $2,700,000 and total liabilities of $1,400,000.

The following summarizes the unaudited consolidated pro forma results of operations for the three and six months ended April 30, 1995, assuming the acquisition had been consummated at the beginning of the periods presented.

                                                    THREE             SIX
                                                   MONTHS           MONTHS
                                                -----------      -----------
               Revenues                         $12,299,000      $24,237,000

               Net income                           760,000        1,274,000

               Net income per share                    .12              .20

               Common shares outstanding          6,373,639        6,373,685

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information derived from the consolidated income statements as a percentage of total revenues.


                                                               PERCENTAGE OF TOTAL REVENUES
                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          APRIL 30,                     APRIL 30,
                                                        1996      1995                1996      1995
                                                    --------------------          ---------------------
Revenues:
     Printing                                           74.0%     67.6%               72.2%     67.7%
     Office products and office furniture               26.0      32.4                27.8      32.3
                                                    --------------------          ---------------------
          Total revenues                               100.0     100.0               100.0     100.0


Cost of sales:
     Printing                                           49.0      41.3                49.1      42.5
     Office products and office furniture               16.1      20.6                18.1      21.0
                                                    --------------------          ---------------------
          Total cost of sales                           65.1      61.9                67.2      63.5

Selling, general and administrative
     expenses                                           23.9      25.2                23.3      25.6
                                                    --------------------          ---------------------
Income from operations                                  11.0      12.9                 9.5      10.9

     Interest income                                     0.0       0.1                 0.0       0.0
     Interest (expense)                                 (0.5)     (0.4)               (0.5)     (0.3)
     Other income                                        0.0       0.1                 0.1       0.3
                                                    --------------------          ---------------------
Income before taxes                                     10.5      12.7                 9.1      10.9

     Income tax expense                                 (4.3)     (5.2)               (3.7)     (4.4)
                                                    --------------------          ---------------------
Net income                                               6.2%      7.5%                5.4%      6.5%
                                                    --------------------          ---------------------
                                                    --------------------          ---------------------


THREE MONTHS ENDED APRIL 30, 1996 COMPARED TO THREE MONTHS ENDED APRIL 30, 1995

Total revenues increased 36.8% in the second quarter 1996 to $14.6 million from $10.7 million in the second quarter 1995. Printing revenue increased 49.9% in the second quarter 1996 to $10.8 million from $7.2 million in the second quarter 1995. This increase was achieved largely through acquisitions and increases in sales at previously acquired divisions. Office products and office furniture revenue in second quarter 1996 was $3.8 million, a 9.6% increase from $3.5 million in 1995. The increase in office products and office furniture revenue was due to new contract data supply sales.

Total cost of sales increased 44.0% in the second quarter 1996 to $9.5 million from $6.6 million in the second quarter 1995. Printing cost of sales increased 62.3% in the second quarter 1996 to $7.2 million from $4.4 million in the second quarter 1995, due primarily to the increased sales volume. Office products and office furniture cost of sales in the second quarter 1996 was $2.4 million, an increase of 7.3% from $2.2 million in the second quarter 1995, due primarily to increased sales volume in this business segment. Selling, general and administrative expenses decreased as a percentage of total revenues to 23.9% in the second quarter of 1996 from 25.2% in the second quarter 1995. This decrease is the result of spreading of administrative overheads over increased revenues.

Income from operations increased 16.2% in the second quarter 1996 to $1.6 million from $1.4 million in the second quarter 1995. Interest expense on a comparative basis increased by $44,000, reflecting a small increase in average borrowings and prime rate increases. For the second quarter 1996, net income increased 12.6% to $901,000 from $800,000 in the second quarter 1995.


SIX MONTHS ENDED APRIL 30, 1996 COMPARED TO SIX MONTHS ENDED APRIL 30, 1995

Total revenues increased 36.8% for the first half 1996 to $28.7 million from $21.0 million for the first half 1995. Printing revenue increased 45.8% in the first half 1996 to $20.8 million from $14.2 million in 1995, primarily due to revenues from recent acquisitions and the pass through of paper price increases to customers. Office products and office furniture revenue in first half 1996 was $8.0 million, a 17.7% increase from $6.8 million in 1995. The increase in office products and office furniture revenue was due to revenues from a recent acquisition and improved data products and office furniture sales results.

Total cost of sales increased 44.7% in the first half 1996 to $19.3 million from $13.3 million in the first half 1995. Printing cost of sales increased 57.9% in the first half 1996 to $14.1 million from $8.9 million in the first half 1995, due primarily to the increased sales volume. Office products and office furniture cost of sales in the first half 1996 was $5.2 million, an increase of 18.1% from $4.4 million in the first half 1995, due primarily to increased sales volume in this business segment. Selling, general and administrative expenses decreased as a percentage of total revenues to 23.3% in the first half of 1996 from 25.6% in the first half 1995. This decrease is the result of spreading of administrative overheads over increased revenues.

Income from operations increased 19.4% in the first half 1996 to $2.7 million from $2.3 million in the first half 1995. Interest expense on a comparative basis increased by $76,000, reflecting an increase in average borrowings and prime rate increases. For the first half 1996, net income increased 13.6% to $1.5 million from $1.4 million in the first half 1995.

SEASONALITY

Historically, the Company has experienced a greater portion of its annual sales and net income in the second and fourth quarters than in the first and third quarters. The second quarter generally reflects increased orders for printing of corporate annual reports and proxy statements. a post-labor day increase in demand for printing services and office products coincides with the company's fourth quarter.

ACQUISITIONS

See Note 5 on page 7 for acquisition details.

LIQUIDITY AND CAPITAL RESOURCES

Champion's primary sources of funding for the first half 1996 were net income and borrowings, including capital leases. Funds were used primarily to purchase equipment, the funding of an increase in accounts payable, the payment of accrued payroll, payroll taxes and income taxes and the payment of regular cash dividends.

Working capital on april 30, 1996 was $12.1 million, an increase of $2.2 million from a year ago. The Company's cash balance was $1.5 million on April 30, 1996, a portion of which was invested in highly liquid instruments with maturities of 90 days or less.

The Company has short term credit facilities with banks permitting aggregate borrowings of $2.5 million. On April 30, 1996, $900,000 had been drawn under these facilities. The Company's president personally guarantees a small portion of these credit facilities. There is no assurance that he will continue to do so.

The Company has a leasing facility with a bank permitting aggregate financing of $750,000 in equipment. On April 30, 1996, $332,000 had been drawn under this facility.

The Company expects that the combination of funds available from working capital, borrowings available under the company's credit facilities (including leases as required) and anticipated cash flows from operations will provide sufficient capital resources for the foreseeable future. in the event the company seeks to accelerate internal growth or make acquisitions beyond these sources, additional financing would be necessary.

ENVIRONMENTAL REGULATION

The Company is subject to the environmental laws and regulations of the united states, and the states in which it operates, concerning emissions into the air, discharges into the waterways and the generation, handling and disposal of waste materials. The Company's past expenditures relating to environmental compliance have not had a material effect on the company. These laws and regulations are constantly evolving, and it is impossible to predict accurately the effect they may have upon the capital expenditures, earnings, and competitive position of the company in the future. Based upon information currently available, management believes that expenditures relating to environmental compliance will not have a material impact on the financial position of the company.



                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held March 18, 1996, the following matter was voted upon:

     A) Fixing the number of directors at seven (7) and election of the following nominees as directors, with voting as follows:

     DIRECTOR                      VOTES "FOR"      VOTES "WITHHELD"    BROKER NON-VOTES
     --------------------------    -----------      ----------------    ----------------
     Robert H. Beymer               6,017,876             4,787               - 0 -
     Philip E. Cline                6,018,852             3,811               - 0 -
     Harley F. Mooney, Jr.          6,008,893            13,770               - 0 -
     Todd L. Parchman               6,007,096            15,567               - 0 -
     A. Michael Perry               6,017,876             4,787               - 0 -
     Marshall T. Reynolds           6,018,852             3,811               - 0 -
     Neal W. Scaggs                 6,018,267             4,396               - 0 -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 11 Statement Re computation of Per Share Earning is filed herewith on page 12.

b)   Exhibit 27 Financial Data Schedule is filed herewith (Electronic version only).

c) The following current report on Form 8-K was filed during the quarter for which this report is filed:

     1) Form 8-K dated May 15, 1996, and filed May 23, 1996, informing of the Company's definitive Agreement of Merger with Smith & Butterfield Co., Inc. of Evansville, Indiana.



                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CHAMPION INDUSTRIES, INC.



Date:  June 14, 1996               /s/ Marshall T. Reynolds
                                   ---------------------------------------------
                                   Marshall T. Reynolds
                                   President and Chief Executive Officer


Date:  June 14, 1996               /s/ Joseph C. Worth, III
                                   ---------------------------------------------
                                   Joseph C. Worth, III
                                   Vice President and Chief Financial Officer