Form 10-Q
period 1996-07-31
CHAMPION INDUSTRIES INC
filed 1996-09-16
CIK 19149

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended July 31, 1996       Commission File No. 0-21084

                                -----------------

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

                                -----------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X       No        .
                                                  ------       -------

6,483,926 shares of common stock of the Registrant were outstanding at July 31, 1996.

                           CHAMPION INDUSTRIES, INC.

                                     INDEX

                                                                      Page No.
Part I. Financial Information

  Item 1. Financial Statements

    Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . .  2

    Consolidated Income Statements . . . . . . . . . . . . . . . . . . .  4

    Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . .  5

    Notes to the Consolidated Financial Statements . . . . . . . . . . .  6

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations  . . . . . . . . . . . . . . . . .  8

Part II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 10

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

Exhibit 11 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Exhibit 99.1 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Exhibit 99.2 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

                                       1

                 CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets
                                  (Unaudited)

                                     ASSETS

                                                      JULY          OCTOBER
                                                       31,             31,
                                                      1996            1995
                                                   -----------     -----------
Current assets
  Cash and cash equivalents                        $ 1,992,336     $ 1,350,806
  Accounts receivable, net of allowance
    of $363,000 and $399,000                         9,165,009       7,727,176
  Inventories                                        7,075,583       5,339,592
  Other current assets                                 580,348         162,850
  Deferred tax assets                                  272,657         272,657
                                                   -----------     -----------
    Total current assets                            19,085,933      14,853,081
Property and equipment, at cost:
  Land                                                 647,340         347,340
  Buildings and improvements                         3,123,824       2,290,002
  Machinery and equipment                           12,846,644      10,029,560
  Equipment under a capital lease                    1,698,990       1,161,590
  Furniture and fixtures                             1,295,960         992,658
  Vehicles                                           1,000,356         467,774
                                                   -----------     -----------
                                                    20,613,114      15,288,924
    Less accumulated depreciation                   (8,444,248)     (7,353,794)
                                                   -----------     -----------
                                                    12,168,866       7,935,130
Cash surrender value of officer's
  life insurance                                       430,907         447,407

Goodwill, net of accumulated amortization            2,250,023       1,689,780

Other assets                                           263,967          94,678
                                                   -----------     -----------
                                                     2,944,897       2,231,865
                                                   -----------     -----------
    Total assets                                   $34,199,696     $25,020,076
                                                   -----------     -----------
                                                   -----------     -----------

  The accompanying notes are an integral part of these financial statements.

                 CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                       Consolidated Balance Sheets
                               (Unaudited)

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        JULY          OCTOBER
                                                        31,             31,
                                                        1996           1995
                                                     -----------    ----------
Current liabilities:
  Notes payable                                      $ 1,131,000    $       --
  Accounts payable                                     1,126,933       692,319
  Accrued payroll                                      1,182,361     1,278,825
  Taxes accrued and withheld                             263,353       369,765
  Accrued income taxes                                   734,427       649,406
  Accrued expenses                                       522,235       218,219
  Current portion of long-term debt:
    Notes payable                                        781,563       392,007
    Capital lease obligations                            430,627       208,092
                                                     -----------   -----------
      Total current liabilities                        6,172,499     3,808,633

Long-term debt, net of current portion:
  Notes payable                                        2,601,157       736,198
  Capital lease obligations                            1,184,490       820,389
Deferred income tax liability                          1,490,941       932,633
Deferred gain                                            340,203       353,703
                                                     -----------   -----------
      Total liabilities                               11,789,290     6,651,556

Commitments and contingencies                                 --            --

Shareholders' equity:

  Common stock, $1 par value,
   10,000,000 shares authorized;
   6,483,926 and 6,333,946 shares
   issued and outstanding                              6,483,926     6,333,946

  Additional paid-in capital                           9,342,075     6,788,474
  Retained earnings                                    6,584,405     5,246,100
                                                     -----------   -----------
Total shareholders' equity                            22,410,406    18,368,520
                                                     -----------   -----------
      Total liabilities and shareholders' equity     $34,199,696   $25,020,076
                                                     -----------   -----------
                                                     -----------   -----------



   The accompanying notes are an integral part of these financial statements.

                 CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                       Consolidated Income Statements
                                (Unaudited)

                                                  Three Months Ended             Nine Months Ended
                                                       July 31,                        July 31,
                                                 1996            1995           1996            1995
                                             -----------     -----------     -----------     -----------
Revenues:
  Printing                                   $ 9,971,364     $ 7,575,036     $30,699,386     $21,789,919
  Office products and office furniture         3,986,020       3,588,580      11,967,586      10,368,571
                                             -----------     -----------     -----------     -----------
    Total revenues                            13,957,384      11,163,616      42,666,972      32,158,490

Cost of sales:
  Printing                                     6,646,570       4,758,015     20,734,624       13,681,815
  Office products and office furniture         2,424,267       2,201,775      7,628,119        6,607,729
                                             -----------     -----------    -----------      -----------
    Total cost of sales                        9,070,837       6,959,790     28,362,743       20,289,544

Selling, general and administrative
   expenses                                    3,699,874       3,147,417     10,387,747        8,525,806
                                             -----------     -----------    -----------      -----------
Income from operations                         1,186,673       1,056,409      3,916,482        3,343,140

Other income (expense):
  Interest income                                 10,514           1,150         13,463            9,923
  Interest expense                              (116,437)        (51,950)      (260,758)        (120,538)
  Other                                          113,845          13,989        130,491           80,487
                                             -----------     -----------    -----------      -----------
                                                   7,922         (36,811)      (116,804)         (30,128)
                                             -----------     -----------    -----------      -----------
Income before income taxes                     1,194,595       1,019,598      3,799,678        3,313,012
  Income taxes                                  (490,000)       (418,000)    (1,558,000)      (1,358,000)
                                             -----------     -----------    -----------      -----------
Net income                                   $   704,595     $   601,598    $ 2,241,678      $ 1,955,012
                                             -----------     -----------    -----------      -----------
                                             -----------     -----------    -----------      -----------
Earnings per share                                  $.11            $.09           $.35             $.31
                                             -----------     -----------    -----------      -----------
                                             -----------     -----------    -----------      -----------
Weighted average shares outstanding            6,439,724       6,336,539      6,420,856        6,305,853
                                             -----------     -----------    -----------      -----------
                                             -----------     -----------    -----------      -----------

 The accompanying notes are an integral part of these financial statements.

                CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
                               (Unaudited)

                                                         Nine Months Ended
                                                              July 31,
                                                          1996        1995
                                                       ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $2,241,678   $1,955,012
  Adjustments to reconcile net income to cash
     provided by operating activities:
     Depreciation, amortization and accretion           1,190,798      817,021
     Deferred gain on sale of assets                      (13,500)     (24,000)
     Changes in assets and liabilities:
       Accounts receivable                               (219,792)      85,434
       Inventories                                        (85,237)  (1,106,209)
       Other current assets                              (401,879)     (22,732)
       Accounts payable                                  (407,186)    (182,790)
       Accrued payroll                                    (96,464)     (28,943)
       Taxes accrued and withheld                        (262,335)    (186,213)
       Accrued income taxes                                85,021   (1,510,259)
       Accrued expenses                                    72,082      109,860
                                                       ----------   ----------
Net cash (used in) provided by operations               2,103,186      (93,819)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                     (2,042,198)  (2,151,558)
Business acquisitions, net of cash                       (648,676)      18,206
Increase in cash surrender value of
  officer's life insurance                                 16,500      (16,200)
Other assets                                              (43,748)       9,517
                                                       ----------   ----------
Net cash (used in) provided by investing
  activities                                           (2,718,122)  (2,140,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) of notes payable              1,131,000      150,000
Proceeds from term debt and leases                      2,698,523    1,455,068
Principal payments on long term debt                   (1,671,898)    (479,618)
Dividends paid                                           (901,160)    (708,285)
                                                       ----------   ----------
Net cash (used in) provided by financing activities     1,256,465      417,165
                                                       ----------   ----------
Net (decrease) increase in cash                           641,529   (1,816,689)
Cash and cash equivalents, beginning of period          1,350,807    3,626,321
                                                       ----------   ----------
Cash and cash equivalents, end of period               $1,992,336   $1,809,632
                                                       ----------   ----------
                                                       ----------   ----------

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

     The accompanying consolidated financial statements of Champion Industries, Inc. and Subsidiaries (the "Company") include the accounts of The Chapman Printing Company, Inc., Bourque Printing, Inc., Dallas Printing Company, Inc., Carolina Cut Sheets, Inc., U.S. Tag & Ticket Company, Inc., Donihe Graphics, Inc., Stationers, Inc. and Smith & Butterfield Co., Inc.

2. INVENTORIES

     Inventories are stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

     Inventories consisted of the following:

                                                   JULY 31,     OCTOBER 31,
                                                     1996           1995
                                                  ----------     ----------
Printing:
  Raw materials                                   $1,943,356     $1,457,025
  Work in process                                  1,362,408      1,021,460
  Finished goods                                     777,686        583,067
Office products and office furniture               2,992,133      2,278,040
                                                  ----------     ----------
                                                  $7,075,583     $5,339,592
                                                  ----------     ----------
                                                  ----------     ----------


3. EARNINGS PER SHARE

    Earnings per share were computed based upon the weighted average shares of Common Stock outstanding for the period, plus the shares that would be outstanding assuming the exercise of dilutive stock options. The
Company had 6,439,724, 6,336,539, 6,420,856 and 6,305,853 weighted average shares issued and outstanding for the three and nine months ended July 31, 1996 and 1995, as adjusted for a 25% stock dividend (see Note 4).

                 CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

4. Shareholders  Equity

     The Company paid a 25% stock dividend, accounted for as a 5 for 4 stock split, on January 22, 1996 to stockholders of record on January 2, 1996. 1,266,789 shares were issued in the split of which 2,736 fractional shares were repurchased.

     The Company declared a dividend of five cents per share to be paid on September 27, 1996, to stockholders of record on September 6, 1996. Dividends paid for the three and nine months ended July 31, 1996 and 1995 totaled
$.05, $.04, $.14 and $.11 per share.

5. ACQUISITIONS

     On November 13, 1995, the Company acquired through merger Donihe Graphics, Inc. ("Donihe"), a web printer located in Kingsport, Tennessee. The Company issued 66,768 shares of common stock valued at $1.5 million and $950,000 in cash in exchange for all the issued and outstanding common stock of Donihe. The Company obtained a loan from a bank of $950,000 to finance the Donihe acquisition. The transaction was accounted for under the purchase method. As of September 30, 1995, Donihe had total assets of $2.7 million and annual sales of $6.5 million.

     On February 2, 1996, the Company purchased various assets and assumed certain liabilities of E.S. Upton Printing Company, Inc. ("Upton"), for approximately $750,000 in cash. The Company obtained a loan from a bank of $750,000 to finance the Upton acquisition. The transaction was accounted for under the purchase method. As of December 31, 1995, Upton had total assets of approximately $750,000 and annual sales of $2.5 million.

     On July 1, 1996, the Company acquired through merger Smith & Butterfield Co., Inc. ("S & B"), an office products company located in Evansville, Indiana and Owensboro, Kentucky. The company issued 66,666 shares of common stock valued at $1.2 million in exchange for all of the issued and outstanding shares of common stock of S & B. The transaction was accounted for under the purchase method. As of March 31, 1996, S & B had total assets of $1.5 million and annual sales of $5.0 million.

     The following summarizes the unaudited consolidated pro forma results of operations for the three and six months ended July 31, 1996, assuming the acquisition had been consummated at the beginning of the periods presented.

                                 1996              1995
                                 Nine              Nine
                                 Months            Months
                               ----------        ------------
Revenues                       43,001,000        $42,208,000
Net income                      1,961,000          1,843,000
Net income per share                  .30                .28
Common shares outstanding       6,566,681          6,506,681

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, information derived from the Consolidated Income Statements as a percentage of total revenues.

                                                  Percentage of  Total Revenues
                                             Three Months Ended      Nine Months Ended
                                                  July 31,                July 31,
                                              1996         1995      1996         1995
                                             -----        -----     -----        -----
Revenues:
  Printing                                    71.4%        67.8%     72.0%        67.8%
  Office products and office furniture        28.6         32.2      28.0         32.2
                                             -----        -----     -----        -----
    Total revenues                           100.0        100.0     100.0        100.0

Cost of sales:
  Printing                                    47.6         42.6      48.6         42.5
  Office products and office furniture        17.4         19.7      17.9         20.6
                                             -----        -----     -----        -----
    Total cost of sales                       65.0         62.3      66.5         63.1

Selling, general and administrative
   expenses                                   26.5         28.2      24.3         26.5
                                             -----        -----     -----        -----
Income from operations                         8.5          9.5       9.2         10.4
  Interest income                              0.1          0.0       0.0          0.0
  Interest (expense)                          (0.8)        (0.5)     (0.6)        (0.4)
  Other income                                 0.8          0.1       0.3          0.3
                                             -----        -----     -----        -----
Income before taxes                            8.6          9.1       8.9         10.3
  Income tax expense                          (3.5)        (3.7)     (3.6)        (4.2)
                                             -----        -----     -----        -----
Net income                                     5.1%         5.4%      5.3%         6.1%
                                             -----        -----     -----        -----
                                             -----        -----     -----        -----


THREE MONTHS ENDED JULY 31, 1996 COMPARED TO THREE MONTHS ENDED JULY 31, 1995

     Total revenues increased 25.0% in the third quarter 1996 to $14.0 million from $11.1 million in the third quarter 1995. Printing revenue increased 31.6% in third quarter 1996 to $10.0 million from $7.6 million in 1995. This increase was achieved largely through new acquisitions, which increased printing sales by $2.4 million. Office products and office furniture revenue increased 11.1% to $4.0 million in the third quarter 1996 from $3.6 million from the third quarter 1995.

     Total cost of sales increased 30.3% in the third quarter 1996 to $9.1 million from $7.0 million in the third quarter 1995. Printing cost of sales increased 39.7% in the third quarter 1996 to $6.6 million from $4.8 million in the third quarter 1995, due primarily to increased sales volume. Office products and office furniture cost of sales increased 10.1% in the third quarter 1996 to $2.4 million from $2.2 million in the third quarter 1995 due primarily to volume increases. Selling, general and administrative expenses decreased slightly as a percentage of total revenues to 26.5% in the third quarter of 1996 from 28.2% in the third quarter 1995.

     Income from operations increased 12.3% in the third quarter 1996 to $1.2 million from $1.1 million in the third quarter 1995. Interest expense on a comparative basis increased by $64,000, reflecting an increase in debt and prime rate increases. For the third quarter 1996, net income increased 17.1% to $705,000 from $602,000 in the third quarter 1995.

NINE MONTHS ENDED JULY 31, 1996 COMPARED TO NINE MONTHS ENDED JULY 31, 1995

     Total revenues increased 32.7% for the nine months ended July 31, 1996 to $42.7 million from $32.2 million for the nine months ended July 31, 1995. Printing revenue increased 40.9% for the nine months ended July 31, 1996 to $30.7 million from $21.8 million in 1995. This increase was achieved through new acquisitions and pass through of paper price increases to customers. Office products and office furniture revenue increased 15.4% to $12.0 million for the nine months ended July 31, 1996 from $10.4 million in 1995.

     Total cost of sales increased 39.8% for the nine months ended July 31, 1996 to $28.4 million from $20.3 million for the nine months ended July 31, 1995. Printing cost of sales increased 51.6% for the nine months ended July 31, 1996 to $20.7 million from $13.7 million for the nine months ended July 31, 1995 due primarily to increased sales volume. Office products and office furniture cost of sales increased 15.4% for the nine months ended July 31, 1996 to $7.6 million from $6.6 million in 1995 due primarily to increased sales volume. Selling, general and administrative expenses decreased as a percentage of total revenues to 24.3% for the nine months ended July 31, 1996 from 26.5% for the nine months ended July 31, 1995.

Income from operations increased 17.2% for the nine months ended July 31, 1996 to $3.9 million from $3.3 million in 1995. Interest expense on a comparative basis increased by $140,000, reflecting an increase in debt and prime rate increases. For the nine months ended July 31, 1996, net income increased
14.7% to $2.2 million from $2.0 million in 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     Champion's primary sources of funding for the first half 1996 were net income and borrowings, including capital leases. Funds were used primarily to fund acquisitions, purchase equipment, the funding of a decrease in accounts payable, the payment of accrued payroll and accrued payroll taxes, and the payment of regular cash dividends.

     Working capital on July 31, 1996 was $12.9 million, an increase of $2.5 million from a year ago. The Company's cash balance was $2.0 million on July 31, 1996, a portion of which was invested in highly liquid instruments with maturities of 90 days or less.

     The Company has short term credit facilities with banks permitting aggregate borrowings of $2.8 million. On July 31, 1996, $1.1 million had been drawn under these facilities. The Company's president personally guarantees a small portion of these credit facilities. There is no assurance that he will continue to do so.

     The Company has a leasing facility with a bank permitting aggregate financing of $2.0 million in equipment. On July 31, 1996, nothing had been drawn under this facility.

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


                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits filed for this part of the report are filed as a separate section following the signature page.

    1) Exhibit 11, Statement Re Computation of Per Share Earnings, is filed herewith on page 12.

    2) Exhibit 27, Financial Data Schedule, is filed herewith (electronic version only).

    3) Exhibit 99.1, Financial Statements of Smith & Butterfield Co., Inc., is filed herewith on page 13.

    4) Exhibit 99.2, Pro Forma Unaudited Condensed Consolidated Financial Statements, is filed herewith on page 27.

b) The following current reports on Form 8-K were filed during the quarter for which this report is filed:

    1) Form 8-K dated July 2, 1996, and filed July 11, 1996, informing of the completion of the Company's merger with Smith & Butterfield Co., Inc., of Evansville, Indiana.

    2) Form 8-K dated August 21, 1996, and filed August 23, 1996, informing of the Company's purchase of substantially all of the assets of The Merten Company of Cincinnati, Ohio.

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHAMPION INDUSTRIES, INC.

Date:  September 12, 1996          /s/ Marshall T. Reynolds
                                   --------------------------------------
                                   Marshall T. Reynolds
                                   President and Chief Executive Officer

Date:  September 12, 1996          /s/ Joseph C. Worth, III
                                   --------------------------------------
                                   Joseph C. Worth, III
                                   Vice President and Chief Financial Officer