Form 10-K405
period 1996-10-31
CHAMPION INDUSTRIES INC
filed 1997-01-28
CIK 19149

                                      FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                      For the Fiscal Year Ended October 31, 1996

                                          OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                             Commission File No. 0-21084

                              CHAMPION INDUSTRIES, INC.
                (Exact name of registrant as specified in its charter)


  West Virginia                                  55-0717455
-----------------------------------       ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

2450 First Avenue
P. O. Box 2968
Huntington, West Virginia                 25728
----------------------------------------  -------------------------------
(Address of Principal Executive Offices)  (Zip Code)

Registrant's telephone number, including area code:  (304) 528-2791

Securities registered pursuant to Section 12(b) of Act:  None

Securities registered pursuant to Section 12(g) of Act: Common Stock, $1.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


Yes  X         No
    ---           ---

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           --------

The aggregate market value of the voting stock of the registrant held by non-affiliates as of January 23, 1997 was $54,897,761 of Common Stock, $1.00 par value. The outstanding common stock of the Registrant at the close of business on January 23, 1997 consisted of 8,104,714 shares of Common Stock, $1.00 par value.

Total number of pages including cover page - 128.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registration statement on Form S-1 No. 33-54454, filed on November 10, 1992 are incorporated by reference into Part IV, Item 14. Portions of the Registrant's definitive proxy statement dated February 19, 1997 with respect to its Annual Meeting of Shareholders to be held on March 17, 1997 are incorporated by reference into Part III, Items [10-13]. Exhibit Index located on pages 17 to 21.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

HISTORY

    Champion Industries, Inc. ("Champion" or the "Company") is a major commercial printer and supplier of office products and office furniture in its regional markets of West Virginia, Kentucky, Ohio, Pennsylvania, Indiana, Louisiana, Mississippi, Maryland, Tennessee and the Carolinas. The Company's sales offices and production facilities are located in Huntington, Charleston, Parkersburg and Clarksburg, West Virginia; Lexington and Owensboro, Kentucky; Baton Rouge, Louisiana; Cincinnati and Belpre, Ohio; Jackson, Mississippi; Baltimore, Maryland; Kingsport, Tennessee; Timmonsville, South Carolina; Evansville, Indiana; and Bridgeville, Pennsylvania. The Company's sales force of approximately 70 salespeople sells printing services, office products and office furniture.

    The Company was chartered as a West Virginia corporation on July 1, 1992. Prior to the public offering of the Company's Common Stock, on January 28, 1993 (the "Offering"), the Company's business was operated by The Harrah and Reynolds Corporation ("Harrah and Reynolds") doing business as Chapman Printing Company, together with its wholly-owned subsidiaries, The Chapman Printing Company, Inc. and Stationers, Inc. Incident to the Offering, Harrah and
Reynolds and the Company entered into an Exchange Agreement, pursuant to which, upon the closing date of the Offering: (i) Harrah and Reynolds contributed to the Company substantially all of the operating assets of its printing division, including all inventory and equipment (but excluding any real estate and vehicles) and all issued and outstanding capital stock of its subsidiaries, The Chapman Printing Company, Inc. and Stationers, Inc.; (ii) the Company assumed certain of the liabilities relating to the operations of the printing divisions of Harrah and Reynolds and its subsidiaries The Chapman Printing Company, Inc. and Stationers, Inc., excluding debts associated with real estate, certain accounts payable to affiliates and certain other liabilities; and (iii) Harrah and Reynolds was issued 2,000,000 shares of Common Stock of the Company.

    The Company and its predecessors have been headquartered in Huntington since 1922. Full scale printing facilities, including web presses for manufacturing business forms, and sales and customer service operations are located in Huntington. The Company's Charleston division was established in 1974 through the acquisition of the printing operations of Rose City Press. Sales and customer service operations, as well as the Company's largest pre-press preparation department, are located in Charleston. The Parkersburg division opened in 1977 and was expanded by the acquisitions of Park Press and McGlothlin Printing Company. In addition to sales and customer service operations, this division houses a large full color printing facility and a state-of-the-art studio, with a laser scanner, electronic color retouching equipment and 4, 5 and 6 color presses.

    The Lexington division commenced operations in 1983 upon the acquisition of the Transylvania Company. This location includes a pre-press department, computerized composition facilities, a press room and bindery department, as well as sales and customer service operations.

    The Company acquired Stationers, Inc. ("Stationers"), an office products, office furniture and retail bookstore operation located in Huntington in 1987, and consolidated its own office products and office furniture operations with Stationers. On August 30, 1991, Stationers, Inc. sold the assets, primarily inventory and fixtures, of its retail bookstore operation. In July, 1993, Stationer's expanded through acquisition and began its operations in Marietta, Ohio, under the name "Garrison Brewer."

    The Bourque Printing division ("Bourque") commenced operations in June, 1993, upon the acquisition of Bourque Printing, Inc. in Baton Rouge, Louisiana. This location includes a pre-press department, computerized composition facilities, a press room with up to 4 color presses and a bindery department as well as sales and customer service operations. Bourque was expanded through the acquisition of Strother Forms/Printing in Baton Rouge in 1993 and through the acquisition of the assets of E. S. Upton Printing Company, Inc. in New Orleans in 1996.

    The Dallas Printing division ("Dallas") commenced operations in September, 1993 upon the acquisition of Dallas Printing Company, Inc. in Jackson, Mississippi. This location includes a pre-press department, computerized composition facilities, a press room with up to 4 color presses and a bindery department as well as sales and customer service operations.

    On November 2, 1993, a wholly owned subsidiary of the Company chartered to effect such acquisition purchased selected assets of Tri-Star Printing, Inc., a Delaware corporation doing business as "Carolina Cut Sheets" in the manufacture and sale of business forms in Timmonsville, South Carolina. The Company's subsidiary has changed its name to "Carolina Cut Sheets, Inc." Carolina Cut Sheets manufactures single part business forms for sale to dealers and through the Company's other divisions.

    On February 25, 1994, Bourque acquired certain assets of Spectrum Press Inc. ("Spectrum"), a commercial printer located in Baton Rouge, Louisiana.

    On June 1, 1994, the Company acquired certain assets of Premier Data Graphics, a distributor of business forms and data supplies located in Clarksburg, West Virginia.

    On August 30, 1994, Dallas acquired certain assets of Premier Printing Company, Inc. ("Premier Printing") of Jackson, Mississippi.

    On June 1, 1995, in exchange for issuance of 52,383 shares of its common stock, the Company acquired U.S. Tag & Ticket Company, Inc. ("U.S. Tag"), a Baltimore, Maryland based manufacturer of tags used in the manufacturing, shipping, postal, airline and cruise industries.

    On November 13, 1995, in exchange for $950,000 cash and the issuance of 66,768 shares of its common stock, the Company acquired Donihe Graphics, Inc. ("Donihe"), a high volume color printer based in Kingsport, Tennessee. The Company issued the shares without registration under the Securities Act of 1933 based on exemption from registration pursuant to Section 4(2) of said act and Rule 505 promulgated thereunder, there being four purchasers and all other provisions of such rule being satisfied.

    On February 2, 1996, Bourque purchased various assets and assumed certain liabilities of E.S. Upton Printing Company, Inc. ("Upton"), for approximately $750,000 in cash.

    On July 1, 1996, the Company acquired Smith & Butterfield Co., Inc. ("Smith & Butterfield"), an office products company located in Evansville, Indiana and Owensboro, Kentucky. The Company issued 66,666 shares of common stock valued at $1,200,000 in exchange for all of the issued and outstanding shares of common stock of Smith & Butterfield. The Company issued the shares without registration under the Securities Act of 1933 based on exemption from registration pursuant to Section 4(2) of said act and Rule 505 promulgated thereunder, there being one purchaser and all other provisions of such rule being satisfied.

    On August 21, 1996, the Company purchased the assets of The Merten Company ("Merten") a commercial printer headquartered in Cincinnati, Ohio, for cash and assumption of liabilities aggregating $2,535,295.

    On December 31, 1996, the Company acquired all outstanding capital stock of Interform Corporation ("Interform"), a business form manufacturer in Bridgeville, Pennsylvania, for $2,500,000 cash.

BUSINESS

    The Company's printing services range from the simplest to the most complex jobs, including business cards, books, brochures, posters, tags, 4 to 6 color process printing and multi-part, continuous and snap-out business forms. The Company's state-of-the-art equipment enables it to provide computerized composition, art design, paste-up, stripping, film assembly and color laser scanner separations. The Company also offers complete bindery and letter press services. The Company's segmented gross sales of printing services in fiscal 1996 consisted of approximately 43% sheet and tag printing, 24% business forms printing, 33% process color printing. The printing operations contributed $42.8 million, or 71% of the Company's total revenues for the fiscal year ended October 31, 1996.

    The Company provides a full range of office products, and office furniture primarily in the budget and middle price ranges. The Company's office products and office furniture business is operated under the names "Stationers", "Garrison Brewer" and "Smith & Butterfield." Stationers is the primary contract office products supplier headquartered in the Company's West Virginia/Ohio /Kentucky/Indiana market region. Contract catalog sales, in which customers' catalog orders are purchased directly from the manufacturer, account for the bulk of sales volume and afford sales personnel flexibility in product selection and pricing. Contract pricing is offered to medium to large volume customers. In addition, the Company offers a broad line of general office products through major wholesalers' national catalogs. Stationers is a member of Tri-Mega, a major office products purchasing organization. Members benefit from volume discounts, which permit them to offer competitive prices and improve margins. The Company's office furniture business focuses on the budget to mid-range lines, and an upscale contract line is offered as well. The Company maintains Stationers' headquarters, office furniture showrooms and warehouses in Huntington, West Virginia; the Garrison Brewer warehouse, sales office and office design department in Belpre, Ohio; and a sales office and warehouse in Clarksburg, West Virginia. Smith & Butterfield's headquarters, showroom and warehouse facility is located in Evansville, Indiana; and it maintains a branch showroom in Owensboro, Kentucky. Stationers', Garrison Brewers' and Smith & Butterfield's segmented gross sales in fiscal 1996 consisted of approximately 64% office products, 36% office furniture and design services. Office products and office furniture operations contributed $17.1 million, or 29% of the Company's total revenues, for the fiscal year ended October 31, 1996.

ORGANIZATION

    Champion is organized into fifteen divisions. The Huntington headquarters provides centralized financial management and administrative services to all divisions. The eight commercial printing divisions, located in Huntington, Charleston and Parkersburg, West Virginia, Lexington, Kentucky, Baton Rouge and New Orleans, Louisiana, Jackson, Mississippi and Cincinnati, Ohio, each have a sales force, a customer service operation and a pre-press department that serve the customers in their respective geographic areas. Although each customer's interface is solely with its local division's personnel, its printing job may be produced in another division using the equipment most suited to the quality and volume requirements of the job. In this way, for example, Champion can effectively compete for high quality process color jobs in Lexington by selling in Lexington, printing in Cincinnati and binding in Huntington. The full range of printing resources is available to customers in the entire market area without Champion having to duplicate equipment in each area.

    U.S. Tag, located in Baltimore, Maryland, manufactures and sells tags used in the manufacturing, shipping, postal, airline and cruise industries throughout the United States.

    Donihe, located in Kingsport, Tennessee, is a high volume color printer which sells throughout the United States through its inside sales force.

    Carolina Cut Sheets, Inc., located in Timmonsville, South Carolina, manufactures single sheet business forms which are sold to other commercial printers and dealers and through the Company's other divisions.

    Interform Corporation, doing business as Interform Solutions and located in Bridgeville, Pennsylvania, manufactures business forms and related products which it sells through a network of independent distributors concentrated in Eastern Pennsylvania, New Jersey and metropolitan New York, and directly through its Consolidated Graphics Communications division in Pittsburgh, Pennsylvania.

    Stationers, Inc., located in Huntington and Clarksburg, West Virginia and Belpre, Ohio, provides office products and office furniture primarily to customers in the Company's West Virginia, Ohio and Kentucky market areas. Products are sold by printing division salespeople and delivered in bulk daily to each division, or shipped directly to customers. The full range of office products and office furniture inventory is thus made available to customers.

    Smith & Butterfield, located in Evansville, Indiana and Owensboro,
Kentucky, provides office products and office furniture primarily to customers in the Company's Indiana and Kentucky market areas. Products are sold by Smith & Butterfield sales personnel and delivered to customers daily.

    Each division is managed by a division manager who has profit responsibility for the sales and production operations of the division. Division managers report directly to the President of the Company. Their compensation depends primarily on the volume and profit results of their individual operations.

SERVICES AND PRODUCTS

PRINTING SERVICES

    Champion's primary business is commercial printing. The Company, unlike most of its regional competitors, offers the full range of printing production processes, enabling the Company to provide customers a one stop, one vendor source without the time and service constraints of subcontracting one or more aspects of production. Major production areas include: (i) printing of business cards, letterhead, envelopes, and one, two, or three color brochures; (ii) process color manufacturing of brochures, posters, advertising sheets and catalogues; (iii) die cutting and foil stamping; (iv) bindery services, including trimming, collating, folding and stitching the final product; (v) forms printing, encompassing roll to roll computer forms, checks, invoices, purchase orders and similar forms in single-part, multi-part, continuous and snap-out formats; (vi) tag manufacturing; and (vii) high volume process color web printing of brochures and catalogs.

OFFICE PRODUCTS AND OFFICE FURNITURE

    Champion provides the customer with a wide range of product offerings in two major categories: supplies, such as file folders, paper products, pens and pencils, computer paper and laser cartridges; and furniture, including budget and mid-price desks, chairs, file cabinets and computer furniture. Champion is primarily a contract office products supplier. Most office furniture is sold from catalogs and supplied from in-house stock, with special orders and design projects constituting a small portion of sales.

MANUFACTURING AND DISTRIBUTION

    The Company's pre-press facilities are equipped with desktop publishing, typesetting, laser imagesetting and scanning/retouching, and complete layout, design, stripping and plate processing. Sheet printing equipment (for printing onto pre-cut, individual sheets) includes 15" single color duplicators to 28", 36" and 38" two color presses; 6 color Koenig & Bauer, 5 color Heidelberg and Komori and 4 color Komori presses up to 40"; and Jet and Superjet envelope presses. Rotary equipment (for printing onto continuous rolls of computer form paper) includes multi-color web presses ranging from 14" to 22" and eight station carbon and multi-part collators. High speed color printing is performed on a Harris 5 color heatset "half-web" press. Binding equipment consists of hot-foil, embossing and die cutting equipment, perforators, folders, folder-gluers, scoring machines, collator/stitcher/trimmers for saddle stitching, automatic and manual perfect binders, numbering machines and mailing equipment.

    Each of the Company's offices is linked with overnight distribution of products and on-line electronic telecommunications permitting timely transfer of various production work from facility to facility as required. While the Company maintains a fleet of delivery vehicles for intracompany and customer deliveries, it utilizes the most cost effective and expeditious means of delivery, including common carriers.

    Requirements for the Company's press runs are determined shortly before the runs are made and, therefore, backlog is not a meaningful measure in connection with the Company's printing business.

    Stationers' inventory policy ensures that approximately 60% of the office products items the Company sells are in stock. Another 30% are ordered on a daily basis and received overnight. The remaining 10% are items that come direct from manufacturers and may take one week from placement of order to delivery to customer. Office furniture sales are made primarily from the Company's in-house stock. However, special orders from manufacturers may require up to 90 days for delivery.

CUSTOMERS

    Champion serves customers located primarily in smaller cities and towns, where its marketing strategy is to focus on manufacturers, institutions, financial services companies and professional firms. Consistent with customary practice in the commercial printing and office products industries, the Company ordinarily does not have long term contracts with its customers. The Company believes that its reputation for quality, service, convenience and selection allows it to enjoy significant loyalty from its customers. Although the Company has no written long term contracts with printing or office products customers, a number of high volume customers issue yearly purchase orders. These purchase orders, which are typically for office products, but may include printing services, are for firm prices adjustable for paper price changes. Depending upon customer satisfaction with price and service, these purchase orders may be renewed for another year or up to three years without repeating the full bidding process.

    During the fiscal year ended October 31, 1996, no single customer accounted for more than 1.8% of total revenues. Due to the project-oriented nature of customers' printing requirements, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects.

RAW MATERIALS

    Raw materials necessary for the Company's printing business include stock and special order paper, inks, film and plates, all of which are readily available from numerous suppliers. The cost of raw materials represented approximately 31% of the Company's printing sales for the fiscal year ended October 31, 1996, which is comparable to its experience in prior periods. The Company has not experienced difficulties in obtaining materials in the past and does not consider itself dependent on any particular supplier for raw materials.

COMPETITION

    The markets for the Company's printing services and office products are highly competitive, based primarily on price, quality, production capability, capacity for prompt delivery and personal service.

    Champion's printing competitors are numerous and range in size from very large national companies with substantially greater resources than the Company to many smaller local companies. In recent years, despite consolidation within the printing industry, there has been a substantial increase in new equipment and technological advances in such equipment, resulting in excess capacity and highly competitive pricing. The Company has remained competitive by maintaining its printing equipment at state-of-the-art levels and emphasizing personal attention to customers.

    Large national and regional mail order discount operations provide significant competition in the office products and office furniture business. The economics afforded by membership in a national purchasing association and by purchasing directly from manufacturers, and the high level of personal services to customers contribute substantially to the Company's ability to compete in these product areas.

ENVIRONMENTAL REGULATION

    The Company is subject to the environmental laws and regulations of the United States and the states in which it operates concerning emissions into the air, discharges into waterways and the generation, handling and disposal of waste materials. The Company's past expenditures relating to environmental compliance have not had a material effect on the Company. These laws and regulations are constantly evolving, and it is impossible to predict accurately the effect they may have upon the capital expenditures, earnings and competitive position of the Company in the future. Based upon information currently available, management believes that expenditures relating to environmental compliance will not have a material impact on the financial condition of the Company.

GEOGRAPHIC CONCENTRATION AND ECONOMIC CONDITIONS

    The Company's operations and the majority of its customers are located in West Virginia, Ohio, Pennsylvania, Kentucky, Indiana, Tennessee, Maryland, Louisiana, Mississippi and South Carolina. The Company and its profitability may be more susceptible to the effects of unfavorable or adverse local or regional economic factors and conditions than a company with a more geographically diverse customer base.

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

EMPLOYEES

    On October 31, 1996, the Company had 574 full-time employees.

EXECUTIVE OFFICERS OF CHAMPION


                             Position and offices with Champion;
Name                    Age  Principal occupation or employment last five years
--------------------------------------------------------------------------------
Marshall T. Reynolds    60   President, Chief Executive Officer and Chairman of
                             the Board of Directors of Company from December
                             1992 to present; President and general manager of Harrah and Reynolds, predecessor of the Company from 1964 (and sole shareholder from 1972) to 1993; Director (from 1983 to November 1993) and
                             Chairman of the Board of Directors (from 1983 to
                             November 1993) of Banc One West Virginia
                             Corporation (formerly Key Centurion Bancshares,
                             Inc.)

Michael D. McKinney     43   Vice President and General Sales Manager of
                             Company since September 1995; Vice President and
                             Division Manager - Huntington, of Company from
                             December 1992 to September 1995; Division Manager
                             - Huntington, of Harrah and Reynolds from October
                             1991 to 1992; Division Manager - Lexington, of
                             Harrah and Reynolds from August 1982 to October
                             1991.

William M. Campbell     61   Vice President and Division Manager - Parkersburg,
                             of Company from December 1992 to present; Division
                             Manager - Parkersburg, of Harrah and Reynolds from
                             June 1977 to 1992.

Ronald W. Taylor        39   Vice President and Division Manager - Lexington,
                             of Company from December 1992 to present; Division
                             Manager - Lexington, of Harrah and Reynolds from
                             January 1992 to December 1992; Sales
                             Representative, Lexington Division of Harrah and
                             Reynolds from 1986 to January 1992.

J. Mac Aldridge         55   Vice President of Company and Division Manager -
                             Huntington since September 1995; Vice President and Division Manager - Stationers, of Company since December 1992; President and General Manager of Stationers since November 1989; Sales
                             Representative of Huntington Division of Harrah and Reynolds from July 1983 to October 1989.

Gary A. Blackshire      44   Vice President and Division Manager - Charleston,
                             of Company since December 1992; Division Manager -
                             Charleston, of Harrah and Reynolds from April 1992 to December 1992; Sales Representative of
                             Charleston Division of Harrah and Reynolds from
                             1975 until April 1992.

                             Position and offices with Champion;
Name                    Age  Principal occupation or employment last five years
--------------------------------------------------------------------------------
R. Douglas McElwain     49   Vice President and Division Manager - Bourque
                             Printing, of Company since December 1993; General
                             Manager of Bourque Printing from June 1993 to
                             December 1993; Sales Representative of Charleston
                             Division of Harrah and Reynolds and Company from 1986 until June 1993.

Joseph C. Worth, III    47   Vice President and Chief Financial Officer of
                             Company since June 1992; Executive Director of
                             United Huntington Industries, Inc. (venture capital fund of Huntington, West Virginia) from 1991 until June 1992; President of Guyan Machinery
                             Company (manufacturer of coal mine and coal preparation plant equipment) from 1988 until 1991.

Toney K. Adkins         47   Vice President of Company since November, 1995;
                             President, KYOWVA Corrugated Container Company,
                             Inc. from 1991 to 1996

Walter R. Sansom        67   Secretary of Company since December 1992;
                             Production Coordinator of Company since December
                             1992 and of Harrah and Reynolds from August 1968 to December 1992.


ITEM 2 - PROPERTIES

    The Company conducts its operations from 18 different physical locations, 14 of which are leased, and 4 of which are owned in fee simple by Company subsidiaries. The properties leased, and certain of the lease terms, are set forth below:




                                            DIVISION OCCUPYING            SQUARE    ANNUAL    EXPIRATION
 PROPERTY                                        PROPERTY                  FEET     RENTAL      OF TERM
---------------------------------------------------------------------------------------------------------------
 2450 1st Avenue                            Champion                      85,000   $116,400         2008
 Huntington, West Virginia(1)               headquarters and
                                            Chapman Printing -
                                            Huntington

 1945 5th Avenue                            Stationers                    37,025     60,000         2007
 Huntington, West Virginia(1)

 615-619 4th Avenue                         Stationers                    59,641     21,600         1998
 Huntington, West Virginia(1)

 405 Ann Street                             Chapman Printing -            36,614     57,600         2003
 Parkersburg, West Virginia(1)              Parkersburg





                                             DIVISION OCCUPYING           SQUARE    ANNUAL    EXPIRATION
     PROPERTY                                     PROPERTY                 FEET     RENTAL      OF TERM
---------------------------------------------------------------------------------------------------------------
 1563 Hansford Street                       Chapman Printing -            21,360     49,920         2003
 Charleston, West Virginia(1)               Charleston

 890 Russell Cave Road                      Chapman Printing -            20,135     57,600         2000
 Lexington, Kentucky(1)                     Lexington

 214 Stone Road                             Stationers -                  15,146     42,000         1999
 Belpre, Ohio(1)                            Garrison Brewer

 2800 Lynch Road Evansville, Indiana(1)     Smith & Butterfield           42,375    116,640         1999

 113-117 East Third St.                     Smith & Butterfield            8,500     14,400         2002
 Owensboro, Kentucky(1)

 1901 Mayview Road                          Interform Corporation        120,000    316,000         1998
 Bridgeville, Pennsylvania(1)

 736 Carondelet Street                      Upton Printing                15,000     62,700         1997
 New Orleans, Louisiana

 1515 Central Parkway                       The Merten Company            40,000     97,200         2001
 Cincinnati, OH(1)

 2217 Robb Street                           U.S. Tag                      26,000     52,000         2000
 Baltimore, Maryland(1)

 Palmetto Industrial Park                   Carolina Cut Sheets           16,200     35,724      monthly
 Timmonsville, S. Carolina


-------------------------
(1) Lease is "triple net", whereby Company pays for all utilities, insurance, taxes, repairs and maintenance, and all other costs associated with properties.

         The Dallas Printing Division owns, and operates from, a single story masonry structure of approximately 19,600 square feet at 321-323 East Hamilton Street, Jackson, Mississippi.

         The Bourque Printing Division owns, and operates from, a single-story building of approximately 18,501 square feet at 13112 South Choctaw Drive, Baton Rouge, Louisiana.

         Stationers' Clarksburg operation is conducted from a single story masonry building of approximately 20,800 square feet owned by the Company at 700
N. Fourth Street, Clarksburg, West Virginia.

         Donihe owns, and operates from, a single story steel building of approximately 38,500 square feet situated on roughly 14.5 acres at 766 Brookside Drive, Kingsport, Tennessee.

ITEM 3 - LEGAL PROCEEDINGS

    None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Champion common stock has traded in the over-the-counter market on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") National Market System since the January 28, 1993 completion of its public offering of common stock under the symbol "CHMP".

    The following table sets forth the high and low closing quotations for Champion common stock for the period indicated (restated to reflect four 25% stock dividends, accounted for as 5 for 4 stock splits, paid on January 24, 1994, January 23, 1995, January 22, 1996 and January 27, 1997). The range of high and low closing bid quotations are based on quotations from NASDAQ, and do not include retail mark-up, mark-down or commission.


                                  FISCAL 1995                   FISCAL 1996
                             ------------------------      --------------------
                               HIGH          LOW             HIGH          LOW
    First quarter             $15.23        $12.29          $15.52       $13.12
    Second quarter             14.08         12.32           16.60        12.80
    Third quarter              16.32         12.80           15.40        13.60
    Fourth quarter             15.36         12.80           18.00        13.60

    At the close of business on January 27, 1997, there were 537 shareholders of record of Champion Common Stock.

    The following table sets forth the quarterly dividends per share declared on Champion common stock (restated to reflect four 25% stock dividends, accounted for as 5 for 4 stock splits, paid on January 24, 1994 , January 23, 1995, January 22, 1996 and January 27, 1997).


                           FISCAL 1995        FISCAL 1996        FISCAL 1997
                        -------------------------------------------------------
    First quarter            $.026               $.032               $.040
    Second quarter            .032                .040                  --
    Third quarter             .032                .040                  --
    Fourth quarter            .032                .040                  --

                         SELECTED CONSOLIDATED FINANCIAL DATA


    The Consolidated Income Statement and Balance Sheet Data of the Company set forth below at and for the years ended October 31, 1992 through 1996 have been derived from the audited Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with the Consolidated Financial Statements of the Company (and notes thereto) appearing elsewhere in this annual report and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                    YEAR ENDED OCTOBER 31,
                                                 1996           1995           1994           1993           1992
                                               ---------------------------------------------------------------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA (1):
Revenues:
    Printing. . . . . . . . . . . . . . . . .  $42,770        $30,269        $25,828        $19,621        $18,827
    Office products and office furniture. . .   17,115         14,532         13,230         10,691          8,820
                                               ---------------------------------------------------------------------
         Total revenues . . . . . . . . . . .   59,885         44,801         39,058         30,312         27,647

Cost of sales:
    Printing. . . . . . . . . . . . . . . . .   28,694         18,972         15,194         11,307         11,221
    Office products and office furniture. . .   11,077          9,670          8,604          6,837          5,605
                                               ---------------------------------------------------------------------
         Total cost of sales. . . . . . . . .   39,771         28,642         23,798         18,144         16,826

Selling, general and administrative expense .   14,534         11,162         10,919          8,738          8,051
                                               --------------------------------------------------------------------

Income from operations. . . . . . . . . . . .    5,580          4,997          4,341          3,430          2,770
    Interest income . . . . . . . . . . . . .       25             11             58            107             18
    Interest expense. . . . . . . . . . . . .     (444)          (185)           (91)          (123)          (454)
    Other income. . . . . . . . . . . . . . .      224            113            211             70             10
                                               ---------------------------------------------------------------------
Income before income taxes. . . . . . . . . .    5,385          4,936          4,519          3,484          2,344
    Income taxes. . . . . . . . . . . . . . .   (2,133)        (1,995)        (1,853)        (1,429)        (1,009)
                                               ---------------------------------------------------------------------
Net income. . . . . . . . . . . . . . . . . .   $3,252         $2,941         $2,666         $2,055         $1,335
                                               ---------------------------------------------------------------------
                                               ---------------------------------------------------------------------

Earnings per share (2) (3) (4). . . . . . . .    $ .40        $   .37        $   .34        $   .29         $  .27

Cash dividends per share. . . . . . . . . . .    $ .152       $   .122       $   .098       $   .041           --




                                                                         AT OCTOBER 31,
                                                 1995           1995           1994           1993           1992
                                               ---------------------------------------------------------------------
BALANCE SHEET DATA (1):
Working capital . . . . . . . . . . . . . . .  $13,062        $11,044         $9,609         $9,202          $(434)
Total assets. . . . . . . . . . . . . . . . .   38,583         25,020         23,063         18,705          9,030
Short-term debt . . . . . . . . . . . . . . .    1,963            600            383            424          4,215
Long term debt, net of current portion. . . .    5,286          1,557            735            588            211
Net assets. . . . . . . . . . . . . . . . . .       --             --             --             --          1,619
Shareholders' equity. . . . . . . . . . . . .   23,096         18,369         16,380         13,673             --


------------------------
(1) On January 28, 1993, pursuant to an Exchange Agreement, The Harrah and Reynolds Corporation exchanged certain assets and liabilities of its printing divisions and all of the capital stock of The Chapman Printing Company, Inc. and Stationers, Inc. for 2,000,000 shares, constituting approximately 63% of the Company's Common Stock. The exchange transactions represented a reorganization of entities under common control. As such, these assets and liabilities were transferred and accounted for at Harrah and Reynolds' historical cost in a manner similar to that in a pooling of interests transaction.

(2) All per share data has been adjusted to reflect four 25% stock dividends, accounted for as 5 for 4 stock splits paid on January 24, 1994, January 23, 1995, January 22, 1996 and January 27, 1997.

(3) Earnings per share for the years ended October 31, 1996, 1995, 1994 and 1993 have been computed based on the weighted average number of shares outstanding of 8,078,257, 7,898,941, 7,821,024 and 7,021,260 shares.

(4) Earnings per share for the year ended October 31, 1992 is pro forma, assuming 4,882,813 shares of Common Stock had been issued and outstanding.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated information derived from the Company's Consolidated Income Statements as a percentage of total revenues.


                                                                  PERCENTAGE OF TOTAL REVENUES
                                                                     YEAR ENDED OCTOBER 31,
                                                                 1996       1995           1994
                                                             --------------------------------------
  Revenues:
    Printing                                                      71.4%       67.6%        66.1%
    Office products and office furniture                          28.6        32.4         33.9
----------------------------------------------------------------------------------------------------
       Total revenues                                            100.0       100.0        100.0
----------------------------------------------------------------------------------------------------

  Cost of sales:
    Printing                                                      47.9        42.3         38.8
    Office products and office furniture                          18.5        21.6         22.0
----------------------------------------------------------------------------------------------------
    Total cost of sales                                           66.4        63.9         60.8
----------------------------------------------------------------------------------------------------

  Selling, general and administrative expenses                    24.3        24.9         28.1
----------------------------------------------------------------------------------------------------

  Income from operations                                           9.3        11.2         11.1
----------------------------------------------------------------------------------------------------

    Other income (expense):
       Interest income                                             0.0         0.0          0.1
       Interest expense                                           (0.7)       (0.4)        (0.2)
       Other income                                                0.4         0.2          0.5
----------------------------------------------------------------------------------------------------
  Income before income taxes                                       9.0        11.0         11.5
    Income taxes                                                  (3.6)       (4.4)        (4.7)
----------------------------------------------------------------------------------------------------

  Net income                                                       5.4%        6.6%         6.8%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


The following discussion and analysis presents the significant changes in the financial position and results of operations of the company and should be read in conjunction with the audited financial statements and notes thereto included elsewhere herein.

YEAR ENDED OCTOBER 31, 1996 COMPARED TO YEAR ENDED OCTOBER 31, 1995

Total revenues increased 33.7% in fiscal 1996 to $59.9 million from $44.8 in fiscal 1995. Printing revenue increased 41.3% in fiscal 1996 to $42.8 million from $30.3 million in 1995. Office products and office furniture revenue increased 17.8 % in fiscal 1996 to $17.1 million from $14.5 million in fiscal 1995. This was achieved through new acquisitions which accounted for increased printing sales of $12.6 million and increased office products and office furniture sales of $1.7 million. The office products and office furniture divisions also experienced $900,000 of sales growth due to increased sales efforts and a one time furniture sale totaling $500,000.

Total cost of sales increased 38.9% in fiscal 1996 to $39.8 million from $28.6 million in fiscal 1995. Printing cost of sales increased 51.2% in fiscal 1996 to $28.7 million from $19.0 million in fiscal 1995, due primarily to sales volume and the addition of newly acquired divisions with lower sales margins. Office products and office furniture cost of sales increased 14.6% in fiscal 1996 to $11.1 million from $9.7 million in fiscal 1995, primarily due to sales volume. Selling, general & administrative expenses declined as a percentage of sales in fiscal 1996 to 24.3% from 24.9% in fiscal 1995 due to cost controls implemented by management and spreading overhead expenses over increasing revenues.

Income from operations increased 11.7% in fiscal 1996 to $5.6 million from $5.0 million in fiscal 1995. Interest expense on a comparative basis increased $259,000 as a result of increased debt. Income taxes remained constant at 40%. For fiscal 1996, net income increased 10.6% to $3.3 million from $2.9 million in fiscal 1995.


YEAR ENDED OCTOBER 31, 1995 COMPARED TO YEAR ENDED OCTOBER 31, 1994

Total revenues increased 14.7% in fiscal 1995 to $44.8 million from $39.1 million in fiscal 1994. Printing revenue increased 17.2% in fiscal 1995 to $30.3 million from $25.8 million in 1994. This increase was achieved largely through new acquisitions, which accounted for increased printing sales of $3.5 million. In addition, sales increases resulted from paper price increases. The printing divisions experienced a slight increase in sales volume without the impact of acquisitions. Office products and office furniture revenue increased 9.9% to $14.5 million in fiscal 1995 from $13.2 million in fiscal 1994 due to a general increased sales effort.

Total cost of sales increased 20.3% in fiscal 1995 to $28.6 million from $23.8 million in fiscal 1994. Printing cost of sales increased 24.9% in fiscal 1995 to $19.0 million from $15.2 million in fiscal 1994, due primarily to increased sales volume and higher paper costs. Office products and office furniture cost of sales increased 12.4% in fiscal 1995 to $9.6 million from $8.6 million fiscal 1994 due primarily to increased sales volume. Selling, general and administrative expenses decreased as a percentage of total revenues to 24.9% in fiscal of 1995 from 28.1% in fiscal 1994, due to cost controls implemented by management and spreading overhead expenses over increasing revenues.

Income from operations increased 15.1% in fiscal 1995 to $5.0 million from $4.3 million in fiscal 1994. Interest expense on a comparative basis increased by $94,000, reflecting an increases in debt and the prime rate. The Company's effective tax rate remained constant at 41%. For fiscal 1995, net income increased 10.3% to $2.9 million from $2.7 million in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows from operations for the year ended October 31, 1996, 1995 and 1994 were $2.9 million, $213,000, and $2.3 million. The 1996 cash flows from operations increased due to increased net income, decreased days' sales in inventory and a $645,000 increase in accrued taxes. 1996 acquisitions of businesses and capital equipment were funded from working capital, long term debt and the issuance of common stock. 1995 acquisitions of businesses and capital equipment were funded from working capital and long term debt. The primary source of funding in 1994 was cash flows from operations, which were used to acquire property and equipment of $1.3 million and pay dividends totaling $760,000. The company used $919,000 of cash to acquire a printing business. Buildings and vehicles have generally been financed through leases. Capital equipment has been financed through long term debt and capital leases.

    At October 31, 1996 working capital was $13.1 million compared to 11.0 million at October 31, 1995. Working capital was increased by the addition of positive working capital of acquired businesses. At October 31, 1995, working capital was $11.0 million compared to $9.6 million at October 31, 1994. Working capital was increased by the acquisition of positive working capital from U.S. Tag, the decrease in accrued taxes and increases in accounts receivable and inventory related to the growth in sales, offset by the reduction in cash. Management believes that the combination of funds available from operations, borrowings available under the Company's credit facilities (including leases as required) and anticipated cash flows from operations will provide sufficient capital resources for the foreseeable future. In the event the Company seeks to accelerate internal growth or make acquisitions beyond these sources, additional financing would be necessary.

INFLATION AND ECONOMIC CONDITIONS

    Management believes that the effect of inflation on the Company's operations is not material. The Company does not have long term contracts; therefore, to the extent permitted by competition, it has the ability to pass through to its customers most cost increases resulting from inflation, if any.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and other information required by this item are contained in the financial statements and footnotes thereto listed in the index on page F-1 of this report, infra.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to the directors of Champion is contained on pages 2 through 3 and page 11 of Champion's definitive Proxy Statement, dated February 19, 1997, with respect to the Annual Meeting of Shareholders to be held on March 17, 1997 which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION, 1996

    The information called for by this item is contained on pages 4 through 8 of Champion's definitive Proxy Statement, dated February 19, 1997, with respect to the Annual Meeting of Shareholders to be held on March 17, 1997, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for by this Item is contained on pages 3 and 4 of Champion's definitive Proxy Statement, dated February 19, 1997 with respect to the Annual Meeting of Shareholders to be held on March 17, 1997, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by this Item is contained on pages 9 through 11 of Champion's definitive Proxy Statement, dated February 19, 1997 with respect to the Annual Meeting of Shareholders to be held on March 17, 1997, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed for this part of the report are filed as a separate section following the signature page. Reference is made to the Consolidated Financial Statements and Schedule - Table of Contents on Page F-1.

1.  See Page No. F-1.

2. Schedules, other than those listed on page F-1, are omitted because of the absence of conditions under which they are required or because the information required is included in the consolidated financial statements and notes thereto.

3.   EXHIBITS


Number   Description                        Reference
-------------------------------------------------------------------------------
(1)      Underwriting Agreement             Underwriting Agreement dated
                                            January 20, 1993 between The Harrah
                                            and Reynolds Corporation, the
                                            Company and Ferris, Baker Watts,
                                            Incorporated, filed as Exhibit 1 to
                                            Form 10-K dated January 27, 1994,
                                            filed on January 29, 1994, is
                                            incorporated herein by reference.

(2)      Plan of acquisition,               Exchange Agreement dated
         reorganization, arrangement,       November  5, 1992 between The
         liquidation or succession          Harrah and Reynolds Corporation and
                                            Company, filed as Exhibit 2.1 to
                                            Registration Statement on Form S-1,
                                            File No. 33-54454, filed on
                                            November 10, 1992, is incorporated
                                            herein by reference.

                                            Agreement of Merger dated May 14,
                                            1996 between Company and Smith &
                                            Butterfield Co., Inc., filed as
                                            Exhibit 2.1 to Form 8-K dated May
                                            15, 1996, filed May 23, 1996 is
                                            incorporated herein by reference.

                                            Asset Purchase Agreement dated
                                            August 12, 1996 between The Merten
                                            Company, its stockholders and
                                            Company subsidiary CM Acquisition
                                            Corp., filed as Exhibit 2.1 to Form
                                            8-K dated August 21, 1996, filed
                                            August 23, 1996, is incorporated
                                            herein by reference.

                                            Interform Corporation Stock
                                            Purchase Agreement dated October
                                            28, 1996, between IRM Services,
                                            Inc. and Company, filed as Exhibit
                                            2.1 to Form 8-K dated November 1,
                                            1996, filed November 5, 1996, is
                                            incorporated herein by reference.

(3) Articles of Incorporation               Filed as Exhibits 3.1 and 3.2 to
    and bylaws                              Registration Statement on Form S-1,
                                            File No. 33-54454, filed on
                                            November 10, 1992, are incorporated
                                            herein by reference.

(4) Instruments defining the                See Exhibit 3.1 above.
    rights of security holders,
    including debentures.

(9) Voting trust agreements                 N/A

(10) Material Contracts                     Realty Lease dated January 28, 1993
                                            between ADJ Corp. and Company
                                            regarding 2450 1st Avenue,
                                            Huntington, West Virginia, filed as
                                            Exhibit 10.1 to Form 10-K dated
                                            January 27, 1994, filed January 31,
                                            1994, is incorporated herein by
                                            reference.

                                            Realty Lease dated January 28, 1993
                                            between The Harrah and Reynolds
                                            Corporation and Company regarding
                                            615 4th Avenue, Huntington, West
                                            Virginia, filed as Exhibit 10.2 to
                                            Form 10-K dated January 27, 1994,
                                            filed January 31, 1994, is
                                            incorporated herein by reference.

                                            Realty Lease dated January 28, 1993
                                            between ADJ Corp. and Company
                                            regarding 617-619 4th Avenue,
                                            Huntington, West Virginia, filed as
                                            Exhibit 10.3 to Form 10-K dated
                                            January 27, 1994, filed January 31,
                                            1994, is incorporated herein by
                                            reference.

                                            Realty Lease dated January 28, 1993
                                            between The Harrah and Reynolds
                                            Corporation and Company regarding
                                            1945 5th Avenue, Huntington, West
                                            Virginia, filed as Exhibit 10.4 to
                                            Form 10-K dated January 27, 1994,
                                            filed January 31, 1994, is
                                            incorporated herein by reference.

                                            Realty Lease dated January 28, 1993
                                            between Printing Property Corp. and
                                            Company regarding 405 Ann Street,
                                            Parkersburg, West Virginia, filed
                                            as Exhibit 10.5 to Form 10-K dated
                                            January 27, 1994, filed January 31,
                                            1994, is incorporated herein by
                                            reference.

                                            Realty Lease dated January 28, 1993
                                            between Printing Property Corp. and
                                            Company regarding 890 Russell Cave
                                            Road, Lexington, Kentucky, filed as
                                            Exhibit 10.6 to Form 10-K dated
                                            January 27, 1994, filed January 31,
                                            1994, is incorporated herein by
                                            reference.

                                            Realty Lease dated January 28, 1993
                                            between BCM Company, Ltd. and
                                            Company regarding 1563 Hansford
                                            Street, Charleston, West Virginia,
                                            filed as Exhibit 10.7 to Form 10-K
                                            dated January 27, 1994, filed
                                            January 31, 1994, is incorporated
                                            herein by reference.

                                            Master Vehicle Lease dated January
                                            28, 1993 between Champion Leasing
                                            Corp. and Company, filed as Exhibit
                                            10.8 to Form 10-K dated January 27,
                                            1994, filed January 31, 1994, is
                                            incorporated herein by reference.

                                            Line of credit pursuant to Note of
                                            Stationers, Inc. in principal
                                            amount of $500,000, payable to The
                                            Twentieth Street Bank, filed as
                                            Exhibit 10.5 to Registration
                                            Statement on Form S-1, File No.
                                            33-54454, filed on November 10,
                                            1992, is incorporated herein by
                                            reference.

                                            $2,000,000 line of credit pursuant
                                            to Letter Agreement, Loan
                                            Agreement, Commercial Promissory
                                            Note and Guaranty Agreement dated
                                            September 24, 1993 with Bank One,
                                            West Virginia, Huntington, N.A.,
                                            filed as Exhibit 10.11 to Form 10-K
                                            dated January 27, 1994, filed
                                            January 31, 1994, is incorporated
                                            herein by reference.

                                            Lease dated April 11, 1994 between
                                            Terry and Anis Wyatt and Stationers
                                            Inc. regarding 214 Stone Road,
                                            Belpre, Ohio, filed as Exhibit 10.1
                                            to Form 10-K dated January 26,
                                            1995, filed January 27, 1995, is
                                            incorporated herein by reference.

                                            Form of Indemnification Agreement
                                            between Company and all directors
                                            and executive officers, filed as
                                            Exhibit 10.4 to Registration
                                            Statement on Form S-1, File No.
                                            33-54454, filed on November 10,
                                            1992, is incorporated herein by
                                            reference.

                                            Lease Agreement dated June 1, 1995
                                            between Owl Investors Joint Venture
                                            and U.S. Tag & Ticket Company, Inc.
                                            regarding 2217 Robb Street,
                                            Baltimore, Maryland filed as
                                            Exhibit 10.1 to Form 10-K dated
                                            January 26, 1996, filed January 26,
                                            1996, is incorporated herein by
                                            reference.

                                            Lease Agreement dated June 1, 1995
                                            between Owl Investors Joint Venture
                                            and U.S. Tag & Ticket Company, Inc.
                                            regarding 2217 Robb Street,
                                            Baltimore, Maryland filed as
                                            Exhibit 10.1 to Form 10-K dated
                                            January 26, 1996, filed January 26,
                                            1996, is incorporated herein by
                                            reference.

                                            Commercial Installment Note dated
                                            December 7, 1995 in amount of
                                            $950,000 from Company and Donihe
                                            Graphics, Inc. to National City
                                            Bank, Columbus and attendant
                                            Negative Pledge Agreement from
                                            Donihe Graphics, Inc., filed as
                                            Exhibit 10.2 to Form 10-K dated
                                            January 26, 1996, filed January 26,
                                            1996, is incorporated herein by
                                            reference.

         Executive Compensation Plans       Employment and Non-Competition
         and Arrangements                   Agreement dated January 28, 1993
                                            between the Company and Marshall T.
                                            Reynolds, filed as Exhibit 10.13 to
                                            Form 10-K dated January 27, 1994,
                                            filed January 31, 1994, is
                                            incorporated herein by reference.

                                            Company's 1993 Stock Option Plan,
                                            effective March 22, 1994, filed as
                                            Exhibit 10.14 to Form 10-K dated
                                            January 27, 1994, filed January 31,
                                            1994, is incorporated herein by
                                            reference.

(10.1) Commercial Installment Note dated February 27, 1996 in amount of $750,000 from Company and Bourque Printing, Inc. to National City Bank, Columbus, and attendant
                                            Negative Pledge Agreement from
                                            Bourque Printing, Inc.      Page 48

                                            Term/Time Note dated December 30,
                                            1996, in amount of $9,000,000, from
                                            Company to PNC Bank, National
                                            Association, filed as Exhibit 10 to
                                            Form 8-K dated January 14, 1997,
                                            filed January 15, 1997, is
                                            incorporated herein by reference.

(10.2) Lease Agreement dated November 1, 1991 between Randall M. Schulz, successor trustee of The
                                            Butterfield Family Trust No. 2 and
                                            Smith & Butterfield Co., Inc.
                                            regarding 2800 Lynch Road,
                                            Evansville, Indiana.        Page 59

(10.3)                                      Lease Agreement dated June 1, 1972
                                            between Earl H. and Elaine D.
                                            Seibert and Smith & Butterfield
                                            Co., Inc. regarding 113-117 East
                                            Third Street, Owensboro, Kentucky.
                                                                        Page 71

(10.4)                                      Agreement of Lease dated August 21,
                                            1996 between Marion B. and Harold
                                            A. Merten, Jr. and CM Acquisition
                                            Corp. (now The Merten Company)
                                            regarding 1515 Central Parkway,
                                            Cincinnati, Ohio.          Page 85

(10.5) Agreement of Lease dated October 1, 1988 between Ronald H. Scott and Frank J. Scott t/d/b/a St. Clair Leasing Co. and Interform
                                            Corporation, regarding 1901 Mayview
                                            Road, Bridgeville, Pennsylvania, as
                                            amended by Amendment No. 1 dated
                                            November 30, 1989, as amended by
                                            Amendment No. 2 dated April 24,
                                            1992, and as amended by Stipulation
                                            and Order of Court (United States
                                            Bankruptcy Court for the Western
                                            District of Pennsylvania in the
                                            matter of Interform Corporation v.
                                            Ronald H. Scott and Frank J. Scott
                                            t/d/b/a St. Clair Leasing Company,
                                            Bankruptcy No. 94-20094-JLC)
                                            entered August 17, 1994.   Page 106

(11)     Statement re computation of        Exhibit 11                 Page 126
         per share earnings

(12)     Statement regarding computation    N/A
         of ratios

(13)     Annual report to security          N/A
         holders, Form 10-Q or quarterly
         report to security holders

(16)     Letter re change in certifying
         accountant                         N/A

(18)     Letter re change in accounting
         principles                         N/A

(21)     Subsidiaries of the Registrant     Exhibit 21                 Page 127

(22)     Published report regarding         N/A
         matters submitted to vote of
         security holders

(23)     Consent of Ernst & Young LLP       Exhibit 23                 Page 128

(24)     Power of Attorney                  N/A

(27)     Financial Data Schedule            Exhibit 27                  EDGAR

(28)     Information from reports           N/A
         furnished to state insurance
         regulatory authorities

(b) Champion filed the following reports on Form 8-K during the last quarter of the period covered by this report:


    (i) Form 8-K dated August 21, 1996, filed August 23, 1996, reporting acquisition of assets of The Merten Company, of Cincinnati, Ohio.

    (ii) Form 8-K dated November 1, 1996, filed November 5, 1996, reporting execution of an agreement to acquire all outstanding capital stock of Interform Corporation, of Bridgeville, Pennsylvania.

    (iii) Form 8-K dated January 14, 1997, filed January 15, 1997, reporting consummation of an agreement to acquire all outstanding capital stock of Interform Corporation, of Bridgeville, Pennsylvania.


                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CHAMPION INDUSTRIES, INC.


                                       By /s/ Marshall T. Reynolds
                                          -------------------------------------
                                          Marshall T. Reynolds
                                          President and Chief Executive Officer


                                       By /s/ Joseph C. Worth, III
                                          -------------------------------------
                                          Joseph C. Worth, III
                                          Vice President and Chief Financial
                                          Officer


                                       Date:  January 28, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE AND TITLE                         DATE


/s/ Robert H. Beymer                        January 28, 1997
-----------------------------------------
Robert H. Beymer, Director


/s/ Philip E. Cline                         January 28, 1997
-----------------------------------------
Philip E. Cline, Director


/s/ Harley F. Mooney, Jr.                   January 28, 1997
-----------------------------------------
Harley F. Mooney, Jr., Director

/s/ Todd L. Parchman                        January 28, 1997
-----------------------------------------
Todd L. Parchman, Director


/s/ A. Michael Perry                        January 28, 1997
-----------------------------------------
A. Michael Perry, Director


/s/ Marshall T. Reynolds                    January 28, 1997
-----------------------------------------
Marshall T. Reynolds, Director


/s/ Neal W. Scaggs                          January 28, 1997
-----------------------------------------
Neal W. Scaggs, Director

                            CHAMPION INDUSTRIES, INC.

                    Audited Consolidated Financial Statements

                                  and Schedule

                                October 31, 1996


                                    CONTENTS

Report of Independent Auditors (Item 8) . . . . . . . . . . . . . . . . . . .F-2

Audited Consolidated Financial Statements and Schedule (Item 8)
   Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . .F-3
   Consolidated Income Statements . . . . . . . . . . . . . . . . . . . . . .F-5
   Consolidated Statements of Shareholders' Equity. . . . . . . . . . . . . .F-6
   Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . .F-7
   Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .F-8
   Schedule VIII--Valuation and Qualifying Accounts (Item 14) . . . . . . . F-19

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Champion Industries, Inc.

We have audited the accompanying consolidated balance sheets of Champion Industries, Inc. and Subsidiaries as of October 31, 1996 and 1995, and the related consolidated income statements, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based upon our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champion Industries, Inc. and Subsidiaries at October 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /s/ Ernst & Young LLP

Charleston, WV
December 30, 1996

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                                         OCTOBER 31,
                                                                                  1996                1995
                                                                               -------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $  2,336,764        $  1,350,806
   Accounts receivable, net of allowance of $514,000 and $399,000               11,037,897           7,727,176
   Inventories                                                                   7,156,466           5,339,592
   Other current assets                                                            383,282             162,850
   Deferred income tax assets                                                      340,334             272,657
                                                                               -------------------------------
Total current assets                                                            21,254,743          14,853,081

Property and equipment, at cost:
   Land                                                                            647,340             347,340
   Buildings and improvements                                                    3,125,873           2,290,002
   Machinery and equipment                                                      13,802,972          10,029,560
   Furniture and fixtures                                                        1,311,368             992,658
   Vehicles                                                                      1,246,624             467,774
                                                                               -------------------------------
                                                                                22,936,105          15,288,924
Less accumulated depreciation                                                  (8,917,373)         (7,353,794)
                                                                               -------------------------------
                                                                                14,018,732           7,935,130
Cash surrender value of officers life insurance                                    425,507             447,407
Goodwill, net of accumulated amortization                                        2,565,287           1,689,780
Other assets                                                                       318,233              94,678
                                                                               -------------------------------
                                                                                 3,309,027           2,231,865
                                                                               -------------------------------
Total assets                                                                   $38,582,502         $25,020,076
                                                                               -------------------------------
                                                                               -------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                                             OCTOBER 31,
                                                     1996               1995
                                                -------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $  1,542,102         $  692,319
  Notes payable                                    1,300,000                  -
  Accrued payroll                                  1,030,523          1,278,825
  Taxes accrued and withheld                         725,614            369,765
  Accrued income taxes                             1,295,188            649,406
  Accrued expenses                                   336,314            218,219
  Current portion of long-term debt:
    Notes payable                                  1,238,423            392,007
    Capital lease obligations                        724,615            208,092
                                                 ------------------------------
Total current liabilities                          8,192,779          3,808,633

  Long-term debt, net of current portion:
    Notes payable                                  3,750,841            736,198
    Capital lease obligations                      1,535,176            820,389
  Deferred income tax liability                    1,677,624            932,633
  Deferred gain                                      330,443            353,703
                                                 ------------------------------
  Total liabilities                               15,486,863          6,651,556

  Commitments and contingencies                            -                  -

  Shareholders' equity:
    Common stock, $1 par value, 10,000,000
      shares authorized; 8,104,907 and 7,917,433
      shares issued and outstanding                8,104,907          6,333,946
    Additional paid-in capital                     7,714,777          6,788,474
    Retained earnings                              7,275,955          5,246,100
                                                 ------------------------------
Total shareholders' equity                        23,095,639         18,368,520
                                                 ------------------------------
Total liabilities and shareholders' equity       $38,582,502        $25,020,076
                                                 ------------------------------
                                                 ------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                         Consolidated Income Statements


                                                                            YEAR ENDED OCTOBER 31,
                                                               1996                1995                1994
                                                          -----------------------------------------------------
Revenues:
  Printing                                                 $42,769,955         $30,269,131         $25,828,373
  Office products and office furniture                      17,114,644          14,532,229          13,229,386
                                                          -----------------------------------------------------
Total revenues                                              59,884,599          44,801,360          39,057,759

Cost of sales:
  Printing                                                  28,693,718          18,971,767          15,193,690
  Office products and office furniture                      11,076,854           9,670,370           8,604,585
                                                          -----------------------------------------------------
Total cost of sales                                         39,770,572          28,642,137          23,798,275

Selling, general and administrative expenses                14,533,543          11,162,197          10,919,262
                                                          -----------------------------------------------------
Income from operations                                       5,580,484           4,997,026           4,340,222

Other income (expense):
  Interest income                                               25,287              10,705              58,585
  Interest expense                                            (443,884)           (185,255)            (91,068)
  Other                                                        223,589             113,505             211,475
                                                          -----------------------------------------------------
                                                              (195,008)            (61,045)            178,992

                                                          -----------------------------------------------------
Income before income taxes                                   5,385,476           4,935,981           4,519,214
Income taxes                                                (2,133,000)         (1,995,000)         (1,853,000)
                                                          -----------------------------------------------------
Net income                                                $  3,252,476        $  2,940,981        $  2,666,214
                                                          -----------------------------------------------------
                                                          -----------------------------------------------------

Earnings per share                                               $0.40               $0.37               $0.34
                                                          -----------------------------------------------------
                                                          -----------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity


                                                                                ADDITIONAL
                                                        COMMON STOCK              PAID-IN       RETAINED
                                                  ------------------------
                                                    SHARES         AMOUNT         CAPITAL       EARNINGS         TOTAL
                                                 -------------------------------------------------------------------------
Balance, October 31, 1993                          3,974,932     $3,974,932     $8,341,494     $1,356,496     $13,672,922

  Net income for 1994                                      -              -              -      2,666,214       2,666,214
  Dividends ($0.098 per share)                             -              -              -       (759,531)       (759,531)
  Stock issued in acquisitions                        37,022         37,022        762,978              -         800,000
  Stock split (five shares for four)               1,002,988      1,002,988     (1,002,988)             -               -
                                                 -------------------------------------------------------------------------
Balance, October 31, 1994                          5,014,942      5,014,942      8,101,484      3,263,179      16,379,605

  Net income for 1995                                      -              -              -      2,940,981       2,940,981
  Dividends ($0.122 per share)                             -              -              -       (958,060)       (958,060)
  Stock issued in acquisition                         52,383         52,383        (42,808)             -           9,575
  Cash paid in lieu of fractional shares                (168)          (168)        (3,413)             -          (3,581)
  Stock split (five shares for four)               1,266,789      1,266,789     (1,266,789)             -               -
                                                 -------------------------------------------------------------------------
Balance, October 31, 1995                          6,333,946      6,333,946      6,788,474      5,246,100      18,368,520

  Net income for 1996                                      -              -              -      3,252,476       3,252,476
  Dividends ($0.152 per share)                             -              -              -     (1,222,621)     (1,222,621)
  Stock issued in acquisitions                       150,126        150,126      2,549,874              -       2,700,000
  Cash paid in lieu of fractional shares                (146)          (146)        (2,590)             -          (2,736)
  Stock split (five shares for four)               1,620,981      1,620,981     (1,620,981)             -
                                                 -------------------------------------------------------------------------
Balance, October 31, 1996                          8,104,907     $8,104,907     $7,714,777     $7,275,955     $23,095,639
                                                 -------------------------------------------------------------------------
                                                 -------------------------------------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                                    YEAR ENDED OCTOBER 31,
                                                                         1996                1995                1994
                                                                      --------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $3,252,476          $2,940,981          $2,666,214
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation, amortization and accretion                             1,661,141           1,124,727             895,765
  Deferred gain on sale of assets                                        (23,260)           ( 19,128)           (148,323)
  Deferred income tax benefit                                             64,125             (13,836)           (161,126)
  Changes in assets and liabilities:
   Accounts receivable                                                (1,385,199)           (916,940)         (1,092,488)
   Inventories                                                           (18,185)         (1,429,596)         (1,267,450)
   Other current assets                                                 (204,813)            (58,161)            (14,987)
   Accounts payable                                                     (815,662)           (151,423)           (196,361)
   Accrued payroll                                                      (257,648)             71,751             224,630
   Taxes accrued and withheld                                            199,926             (51,522)             44,063
   Accrued income taxes                                                  645,782          (1,317,009)          1,526,554
   Accrued expenses                                                     (255,164)             32,958            (155,913)
                                                                      ---------------------------------------------------
Net cash provided by operating activities                              2,863,519             212,802           2,320,578

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                    (2,380,523)         (2,304,973)         (1,283,554)
Businesses acquired, net of cash received                             (1,118,792)             18,206            (919,041)
Payments on notes receivable                                                   -                   -             171,700
Increase in other assets                                                 (80,098)            (35,484)            (19,766)
                                                                      ---------------------------------------------------
Net cash used in investing activities                                 (3,579,413)         (2,322,251)         (2,050,661)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on notes payable                                        1,300,000                   -                   -
Proceeds from long-term debt                                           2,822,343           1,455,068             584,195
Principal payments on long-term debt                                  (1,195,134)          ( 659,493)           (901,349)
Dividends paid                                                        (1,222,621)           (958,060)           (759,531)
Cash paid in lieu of fractional shares                                    (2,736)             (3,581)                  -
                                                                      ---------------------------------------------------
Net cash provided by (used in) financing activities                    1,701,852            (166,066)         (1,076,685)
                                                                      ---------------------------------------------------
Net increase (decrease) in cash                                          985,958          (2,275,515)           (806,768)
Cash and cash equivalents at beginning of year                         1,350,806           3,626,321           4,433,089
                                                                      ---------------------------------------------------
Cash and cash equivalents at end of year                              $2,336,764          $1,350,806          $3,626,321
                                                                      ---------------------------------------------------
                                                                      ---------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                October 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Champion conform to generally accepted accounting principles. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The following is a summary of the more significant accounting and reporting policies.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements of Champion Industries, Inc. and Subsidiaries (the "Company") include the accounts of The Chapman Printing Company, Inc., Bourque Printing, Inc., Dallas Printing Company, Inc., Stationers, Inc., Carolina Cut Sheets, Inc., U.S. Tag & Ticket Company, Inc., Donihe Graphics, Inc., Smith and Butterfield Co., Inc., and The Merten Company.

Significant intercompany transactions have been eliminated in consolidation.

CASH EQUIVALENTS

The Company considers all highly liquid investments, with an original maturity of three months or less, to be cash equivalents.

Cash and cash equivalents consist principally of cash on deposit with banks and repurchase agreements for government securities held in one bank. At October 31, 1996 and 1995, the Company held overnight repurchase agreements for $119,393 and $102,585 of Federal National Mortgage Association securities with stated interest rates of 4.06% and 4.00%.

INVENTORIES

Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs.

PROPERTY AND EQUIPMENT

Depreciation of property and equipment and amortization of leasehold improvements and equipment under capital leases are recognized primarily on the straight-line and declining-balance methods in amounts adequate to amortize costs over the estimated useful lives of the assets.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

The Company leases certain equipment under financing agreements which are classified as capital leases. These leases are for a term of five years and contain purchase options at the end of the original lease term. Amortization of assets recorded under capital lease agreements is included in depreciation expense.

Major renewals, betterments and replacements are capitalized, while maintenance and repair costs are charged to operations as incurred. Upon the sale or disposition of assets, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in income. Depreciation expense approximated $1,564,000, $992,000 and $764,000 for the years ended October 31, 1996, 1995, and 1994.

GOODWILL

The excess cost over fair value of net assets of acquired businesses, goodwill, is being amortized by the straight-line method over 10 to 30 years. The carrying value of goodwill is evaluated periodically for impairment. This evaluation includes the review of operating performance and future undiscounted cash flows of the underlying businesses. Any impairment loss is recognized in the period when it is determined that the carrying value of the goodwill may not be recoverable. Accumulated amortization at October 31, 1996 and 1995, approximated $824,000 and $727,000. Amortization expense approximated $98,000, $132,000 and $103,000 for the years ended October 31, 1996, 1995, and 1994.

INCOME TAXES

Provisions for income taxes currently payable and deferred income taxes are based on the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

2. INVENTORIES

Inventories consisted of the following:


                                                               OCTOBER 31,
                                                           1996         1995
                                                        -----------------------
   Printing:
      Raw materials                                     $2,276,070   $1,457,025
      Work in process                                    1,473,021    1,021,460
      Finished goods                                       572,228      583,067
      Office products and office furniture               2,835,147    2,278,040
                                                        -----------------------
                                                        $7,156,466   $5,339,592
                                                        -----------------------
                                                        -----------------------

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

3. CREDIT ARRANGEMENTS

The Company has an unsecured line of credit with a bank for borrowings to a maximum of $2,000,000 with interest payable quarterly at the prime rate plus 0.5%. This line of credit, which expires on August 25, 1997, contains certain restrictive financial covenants. There was $1,100,000 outstanding under this facility at October 31, 1996 and no borrowings outstanding at October 31, 1995.

The Company also has an unsecured line of credit with a bank for borrowings to a maximum of $750,000 with interest payable quarterly at the bank's prime rate. This line of credit expires on August 6, 1997, and is guaranteed by the President of the Company. There was $200,000 outstanding under this facility at October 31, 1996 and no borrowings outstanding at October 31, 1995.

4. LONG-TERM DEBT


Long-term debt consisted of the following:


                                                                            OCTOBER 31,
                                                                      1996              1995
                                                                  -----------------------------
Installment notes payable to banks, due in monthly
  installments totaling $15,088 with interest rates
  approximating the prime rate and the last note maturing
  July 2000, collateralized by equipment, vehicles,
  inventory, accounts receivable and, on certain notes,
  the personal guarantee of the President of the Company            $270,767        $   380,561

Installment notes payable to banks, due in monthly
  installments totaling $47,484 with interest rates
  approximating the banks' prime rate and the last note
  maturing December 2002, collateralized by equipment,
  inventory, and, on certain notes, the personal
  guarantee of the President of the Company                        1,977,949            747,644

Unsecured installment notes payable to banks, due in
  monthly installments totaling $51,333, with interest
  rates approximating the banks' prime rate, with the
  last note maturing September 2001                                2,740,548                  -

Capital lease obligations, due in monthly installments
  totaling $71,190, including interest at the bank's
  prime rate, less .50% to 1%, through September 2000              2,259,791          1,028,481
                                                                  -----------------------------
                                                                   7,249,055          2,156,686

Less current portion                                               1,963,038            600,099
                                                                  -----------------------------
Long-term debt, net of current portion                            $5,286,017         $1,556,587
                                                                  -----------------------------
                                                                  -----------------------------


                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

Maturities of long-term debt for each of the next five years follows:

                                      NOTES         CAPITAL
                                     PAYABLE         LEASES         TOTAL
                                   ----------------------------------------
               1997                $1,238,423     $  724,615     $1,963,038
               1998                 1,211,992        596,130      1,808,122
               1999                   927,065        534,199      1,461,264
               2000                   821,801        293,404      1,115,205
               2001                   473,383        111,443        584,826
               Thereafter             316,600              0        316,600
                                   ----------------------------------------
                                   $4,989,264     $2,259,791     $7,249,055
                                   ----------------------------------------
                                   ----------------------------------------


The prime rate, the base interest rate on the above loans, approximated 8.25% and 8.75% at October 31, 1996 and 1995. Interest paid during the years ended October 31, 1996, 1995, and 1994 approximated $382,800, $172,800, and $90,600.
The Company's non-cash activities included equipment purchases of approximately $410,000, which were financed by a bank.

5. INCOME TAXES

Income taxes consisted of the following:

                                                   YEAR ENDED OCTOBER 31,
                                           1996           1995         1994
                                       ----------------------------------------
         Current expense:
           Federal                      $1,675,000     $1,594,000   $1,613,000
           State                           394,000        415,000      401,000
         Deferred expense (benefit)         64,000        (14,000)    (161,000)
                                       ----------------------------------------
                                        $2,133,000     $1,995,000   $1,853,000
                                       ----------------------------------------
                                       ----------------------------------------

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

Deferred tax assets and liabilities are as follows:

                                                               OCTOBER 31,
                                                           1996           1995
                                                       ------------------------
Assets:
 Allowance for doubtful accounts (current)             $  205,724     $ 159,444
 Net operating loss carryforward of acquired companies    198,663       101,295
 Other accrued liabilities (current)                      134,610       113,213
                                                       ------------------------
Gross deferred tax assets                                 538,997       373,952

Liabilities:

 Property and equipment                                 1,876,287     1,033,928
                                                       ------------------------
 Gross deferred liability                               1,876,287     1,033,928
                                                       ------------------------
Net deferred tax liabilities                           $1,337,290     $ 659,976
                                                       ------------------------
                                                       ------------------------

A Reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                    YEAR ENDED OCTOBER 31,
                                               1996           1995         1994
                                               --------------------------------
Statutory federal income tax rate               34%            34%          34%
State taxes, net of federal benefit              5              6            6
Other                                            1              1            1
                                                -------------------------------
Effective tax rate                              40%            41%          41%
                                                -------------------------------
                                                -------------------------------

Income taxes paid during the years ended October 31, 1996, 1995 and 1994 approximated $1,437,000, $3,326,000 and $487,600.

The Company has available a net operating loss carryforward for income tax purposes from acquired companies of approximately $497,000, of which $401,000 expires in 2010 and $96,000 expires in 2011.

6. RELATED PARTY TRANSACTIONS AND OPERATING LEASE COMMITMENTS

The Company leases operating facilities from entities controlled by its President, his family and affiliates. The terms of these leases range from five to fifteen years and are accounted for as operating leases.

The Company also leases vehicles from an entity controlled by its President. Vehicle leases are for a term of twenty-four months, month-to-month thereafter, and lease payments average $350 per month.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

A summary of significant related party transactions follows:


                                                                       YEAR ENDED OCTOBER 31,
                                                                1996           1995           1994
                                                             ---------------------------------------
     Rent expense paid to affiliated entities for:
        Vehicles                                             $  13,130      $  86,559      $ 305,369
        Operating facilities                                   363,100        363,100        363,100

     Purchases of materials and supplies from
        affiliated entities                                    181,113        197,963        143,137
     Sales of office products, office furniture and
        printing services to affiliated entities               840,482        984,132      1,646,237


When a new vehicle is required, the Company either purchases a new vehicle or enters into a new vehicle lease with unrelated entities. These leases are on a month-to-month basis. Other vehicle rent expense to unrelated entities totaled $264,875, $368,218 and $220,660 for the years ended October 31, 1996, 1995 and
1994.

In addition, the Company leases property and equipment from unrelated entities under operating leases. Rent expense amounted to $320,866, $124,685 and $133,116 for the years ended October 31, 1996, 1995, and 1994.

Under the terms and conditions of the above-mentioned leases, the Company pays all taxes, assessments, maintenance, repairs or replacements, utilities and insurance.

Future minimum rental commitments for all noncancelable operating leases with initial terms of one year or more consisted of the following at October 31, 1996:

                    1996                                      $756,880
                    1997                                       670,780
                    1998                                       651,380
                    1999                                       440,230
                    2000                                       379,320
                    Thereafter                               1,185,300
                                                            ----------
                                                            $4,083,890
                                                            ----------
                                                            ----------

Accounts receivable from affiliated entities resulting from sales transactions totaled $53,690 and $62,112 at October 31, 1996 and 1995.

In order to minimize premium costs, the Company participates in a self-insurance program for employee health care benefits with affiliates controlled by its President. The Company is allocated costs based on its proportionate share to provide such benefits to its employees. The Company's expense related to this program for the years ended October 31, 1996, 1995 and 1994 was $733,490, $651,977 and $644,539.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

7. EMPLOYEE BENEFIT PLANS

The Company has a Profit Sharing Plan (the "Plan") which covers all eligible employees and qualifies as a Savings Plan under Section 401(k) of the Internal Revenue Code. The Company may make discretionary contributions to the Plan. In addition to the Company's contribution, the participants may make voluntary contributions up to 2% of their salary not to exceed $300. The Company's expense under the Plan was approximately $97,000, $66,000 and $30,000 for the years ended October 31, 1996, 1995 and 1994.

The Champion Industries, Inc. 1993 Stock Option Plan provides for the granting of both incentive stock options and non-qualified stock options of up to 610,351 shares of common stock. The option price per share for incentive stock options shall not be lower than the fair market value of the common stock on the date of the grant. The option price per share for non-qualified stock options shall be at such price as the Compensation Committee of the Board of Directors may determine at its sole discretion. At October 31, 1996, options to purchase 170,059 shares have been granted at option prices ranging from $5.63 to $17.90 per share. All options granted to-date are incentive stock options. Options vest immediately and may be exercised within five years from the date of grant.

8. DEFERRED GAIN

On August 30, 1991, Stationers, Inc. sold assets of its retail bookstore consisting primarily of inventory and fixtures. The assets sold represented a separate area of Stationer's retail location and thus the transaction was considered to be a disposal of a portion of a product line incident to the evolution of its overall business. Stationers, Inc. unconditionally guaranteed a bank loan of the purchaser amounting to $600,000. Accordingly, the gain from the sale of $591,835 was deferred and is being recognized as the purchaser makes payments on the purchaser's bank loan and the note receivable. The gain recognized for the years ended October 31, 1996, 1995, and 1994 amounted to $23,260, $19,128 and $148,323.

9. COMMITMENTS AND CONTINGENCIES

Stationers, Inc. unconditionally guarantees an outstanding bank loan as described in Note 8. Management periodically assesses the risk of loss related to this guaranty. Considering the buyer's personal guaranty of the indebtedness, the bank's collateral position in the inventory, furniture and fixtures and accounts receivable, the continued profitability of the product line and the absence of defaults on the bank note, management believes the risk of material loss is remote.

The Company is subject to the environmental laws and regulations of the United States and the states in which it operates concerning emissions into the air, discharges into the waterways and the generation, handling and disposal of waste materials. The Company's past expenditures relating to environmental compliance have not had a material effect on the Company. These laws and regulations are constantly evolving, and it is impossible to predict accurately the effect they may have upon the capital expenditures, earnings, and competitive position of the Company in the future. Based upon information currently available, management believes that expenditures relating to environmental compliance will not have a material impact on the financial position of the Company.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

10. EARNINGS AND DIVIDENDS PER SHARE

Earnings per share were computed based upon the weighted average shares of common stock outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options. The Company had 8,078,257, 7,898,941, and 7,821,024 weighted average shares outstanding during the years ended October 31, 1996, 1995 and 1994.

On December 16, 1996, the Company's Board of Directors authorized a 5-for-4 stock split to be effected in the form of a 25% stock divided to be paid on January 27, 1997, to shareholders of record on January 6, 1997. This stock split has been given retroactive effect in the October 31, 1996 balance sheet and all per share amounts included in these financial statements have been adjusted accordingly.

11. ACQUISITIONS

On November 13, 1995, the Company acquired all of the outstanding common stock of Donihe Graphics, Inc. in exchange for cash of $950,000 and 66,768 shares of its common stock with a value of $1,500,000. The Company obtained a loan from a bank of $950,000 to finance this acquisition.

On February 2, 1996, the Company acquired various assets and assumed certain liabilities of E.S. Upton Printing Company, Inc. for approximately $750,000 in cash. The Company obtained a loan from a bank of $750,000 to finance this acquisition.

On July 1, 1996, the Company acquired all of the outstanding common stock of Smith and Butterfield Co., Inc. in exchange for 66,666 shares of its common stock with a fair value of $1,200,000.

On August 21, 1996, the Company acquired various assets with a fair value of approximately $2,500,000 and assumed certain liabilities of approximately $2,500,000 of The Merten Company. The Company refinanced $2,000,000 of the assumed liabilities through a loan from a bank.

These acquisitions have been accounted for under the purchase method of accounting. Accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based upon their fair values at the respective acquisition date. The operating results of these businesses are included in the Consolidated Income Statements since their respective acquisition dates.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

The estimated fair values of these assets and liabilities as of the acquisition dates are summarized as follows:

                    Cash                                    $  576,947
                    Accounts receivable                      1,925,522
                    Inventory                                1,798,689
                    Other current assets                        15,619
                    Property and equipment                   4,859,579
                    Deferred tax asset                         123,592
                    Goodwill                                   973,073
                    Other assets                               121,557
                    Accounts payable                       (1,665,445)
                    Other current liabilities                (538,528)
                    Deferred tax liability                   (736,781)
                    Long-term debt assumed                 (3,058,086)
                                                          ------------
                                                            $4,395,738
                                                          ------------
                                                          ------------

On June 1, 1995, the Company acquired all of the outstanding common stock of U.S. Tag & Ticket Company, Inc. ("U.S. Tag") in exchange for 52,383 shares of its common stock (unregistered) valued at $1,100,000. This transaction has been accounted for as a pooling of interests; however, prior period financial information has not been restated due to the immaterial effect on the Company's financial statements. The operating results of U.S. Tag are included in the Consolidated Income Statements since the acquisition date.

On December 31, 1996, the Company acquired all of the outstanding common stock of Interform Corporation in exchange for cash of $2,500,000. This acquisition will be accounted for under the purchase method. As of September 30, 1996, Interform had total assets of $14,900,000 and total liabilities of $9,600,000.

The following summarizes the unaudited consolidated pro forma results of operations for the years ended October 31, 1996 and 1995, assuming the acquisitions accounted for under the purchase method had been consummated at the beginning of each year presented.

                                                    1996              1995
                                                 -----------       -----------
                    Revenues                     $97,581,254       $89,298,545
                    Net income                     2,154,425         1,890,133
                    Net income per share                 .26               .23
                    Common shares outstanding      8,136,773         8,086,599

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

12. INDUSTRY SEGMENT INFORMATION

The Company operates principally in two industry segments: the production, printing and sale, principally to commercial customers, of printed materials including brochures, pamphlets, reports, tags, continuous and other forms; and the sale of office products and office furniture.

The Company operates entirely in the United States. Inter-segment sales are not significant.

Revenues and operating income for the years ended October 31, 1995, 1994, and 1993, and identifiable assets at the end of each of those years, were as follows:


                                                                         1996                1995                1994
                                                                     ---------------------------------------------------
     Revenues:
          Printing                                                   $42,769,955       $  30,269,131         $25,828,373
          Office products and office furniture                        17,114,644          14,532,229          13,229,386

     Operating income:
          Printing                                                     4,281,435           3,794,788           3,349,558
          Office products and office furniture                         1,299,049           1,202,238             990,664

     Depreciation and amortization:
          Printing                                                     1,501,970           1,012,925             797,553
          Office products and office furniture                           159,171             111,802              98,212

     Capital expenditures:
          Printing                                                     2,624,440           2,218,833           1,013,972
          Office products and office furniture                           163,158              86,140             269,582

     Identifiable assets:
          Printing                                                    31,018,430          20,240,878          18,564,881
          Office products and office furniture                         7,564,072           4,779,198           4,498,498

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. The carrying amounts reported in the balance sheet for short-term revolving credit agreements and long-term debt approximate their fair value.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended October 31, 1996 and 1995.

                        FIRST          SECOND           THIRD         FOURTH
                       QUARTER         QUARTER         QUARTER        QUARTER
                    -----------------------------------------------------------
     REVENUES
       1996           14,099,536      14,610,052      13,957,384     17,217,627
       1995           10,316,672      10,678,202      11,163,616     12,642,870

     COST OF SALES
       1996            9,775,536       9,516,370       9,070,837     11,407,829
       1995            6,721,732       6,608,022       6,959,790      8,352,593

     NET INCOME
       1996              636,402         900,681         704,595      1,010,798
       1995              553,385         800,029         601,598        985,969

     EARNINGS PER SHARE
       1996                  .08             .11             .09            .12
       1995                  .07             .10             .08            .13

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                  Schedule VIII

                        Valuation and Qualifying Accounts

                  Years Ended October 31, 1996, 1995, and 1994



                                                        ADDITIONS
                                        BALANCE AT      CHARGED TO                          BALANCE
                                         BEGINNING      COSTS AND                             AT END
       DESCRIPTION                       OF PERIOD       EXPENSES       DEDUCTIONS(1)       OF PERIOD
------------------------------------------------------------------------------------------------------
1996
Allowance for doubtful accounts         $  398,610     $  177,393     $  (61,702)         $  514,301

1995
Allowance for doubtful accounts            319,103        104,205        (24,698)            398,610

1994
Allowance for doubtful accounts            165,714        188,948        (35,559)            319,103


(1)  Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX


Number   Description                             Reference
--------------------------------------------------------------------------------

(1)      Underwriting Agreement                  Underwriting Agreement dated
                                                 January 20, 1993 between The
                                                 Harrah and Reynolds
                                                 Corporation, the Company and
                                                 Ferris, Baker Watts,
                                                 Incorporated, filed as Exhibit
                                                 1 to Form 10-K dated January
                                                 27, 1994, filed on January 29,
                                                 1994, is incorporated herein
                                                 by reference.

(2)      Plan of acquisition, reorganization,    Exchange Agreement dated
         arrangement, liquidation or succession  November 5, 1992 between The
                                                 Harrah and Reynolds
                                                 Corporation and Company, filed
                                                 as Exhibit 2.1 to Registration
                                                 Statement on Form S-1, File
                                                 No. 33-54454, filed on
                                                 November 10, 1992, is
                                                 incorporated herein by
                                                 reference.

                                                 Agreement of Merger dated May
                                                 14, 1996 between Company and
                                                 Smith & Butterfield Co., Inc.,
                                                 filed as Exhibit 2.1 to Form
                                                 8-K dated May 15, 1996, filed
                                                 May 23, 1996 is incorporated
                                                 herein by reference.

                                                 Asset Purchase Agreement dated
                                                 August 12, 1996 between The
                                                 Merten Company, its
                                                 stockholders and Company
                                                 subsidiary CM Acquisition
                                                 Corp., filed as Exhibit 2.1 to
                                                 Form 8-K dated August 21,
                                                 1996, filed August 23, 1996,
                                                 is incorporated herein by
                                                 reference.

                                                 Interform Corporation Stock
                                                 Purchase Agreement dated
                                                 October 28, 1996, between IRM
                                                 Services, Inc. and Company,
                                                 filed as Exhibit 2.1 to Form
                                                 8-K dated November 1, 1996,
                                                 filed November 5, 1996, is
                                                 incorporated herein by
                                                 reference.

(3)      Articles of Incorporation and bylaws    Filed as Exhibits 3.1 and 3.2
                                                 to Registration Statement on
                                                 Form S-1, File No. 33-54454,
                                                 filed on November 10, 1992,
                                                 are incorporated herein by
                                                 reference.

(4)      Instruments defining the rights of      See Exhibit 3.1 above.
         security holders, including
         debentures.

(9)      Voting trust agreements                 N/A

                                                 Realty Lease dated January 28,
                                                 1993 between The Harrah and
                                                 Reynolds Corporation and
                                                 Company regarding 615 4th
                                                 Avenue, Huntington, West
                                                 Virginia, filed as Exhibit
                                                 10.2 to Form 10-K dated
                                                 January 27, 1994, filed
                                                 January 31, 1994, is
                                                 incorporated herein by
                                                 reference.

                                                 Realty Lease dated January 28,
                                                 1993 between ADJ Corp. and
                                                 Company regarding 617-619 4th
                                                 Avenue, Huntington, West
                                                 Virginia, filed as Exhibit
                                                 10.3 to Form 10-K dated
                                                 January 27, 1994, filed
                                                 January 31, 1994, is
                                                 incorporated herein by
                                                 reference.

                                                 Realty Lease dated January 28,
                                                 1993 between The Harrah and
                                                 Reynolds Corporation and
                                                 Company regarding 1945 5th
                                                 Avenue, Huntington, West
                                                 Virginia, filed as Exhibit
                                                 10.4 to Form 10-K dated
                                                 January 27, 1994, filed
                                                 January 31, 1994, is
                                                 incorporated herein by
                                                 reference.

                                                 Realty Lease dated January 28,
                                                 1993 between Printing Property
                                                 Corp. and Company regarding
                                                 405 Ann Street, Parkersburg,
                                                 West Virginia, filed as
                                                 Exhibit 10.5 to Form 10-K
                                                 dated January 27, 1994, filed
                                                 January 31, 1994, is
                                                 incorporated herein by
                                                 reference.

                                                 Realty Lease dated January 28,
                                                 1993 between Printing Property
                                                 Corp. and Company regarding
                                                 890 Russell Cave Road,
                                                 Lexington, Kentucky, filed as
                                                 Exhibit 10.6 to Form 10-K
                                                 dated January 27, 1994, filed
                                                 January 31, 1994, is
                                                 incorporated herein by
                                                 reference.

                                                 Realty Lease dated January 28,
                                                 1993 between BCM Company, Ltd.
                                                 and Company regarding 1563
                                                 Hansford Street, Charleston,
                                                 West Virginia, filed as
                                                 Exhibit 10.7 to Form 10-K
                                                 dated January 27, 1994, filed
                                                 January 31, 1994, is
                                                 incorporated herein by
                                                 reference.

                                                 Master Vehicle Lease dated
                                                 January 28, 1993 between
                                                 Champion Leasing Corp. and
                                                 Company, filed as Exhibit 10.8
                                                 to Form 10-K dated January 27,
                                                 1994, filed January 31, 1994,
                                                 is incorporated herein by
                                                 reference.

                                                 Line of credit pursuant to
                                                 Note of Stationers, Inc. in
                                                 principal amount of $500,000,
                                                 payable to The Twentieth
                                                 Street Bank, filed as Exhibit
                                                 10.5 to Registration Statement
                                                 on Form S-1, File No.
                                                 33-54454, filed on November
                                                 10, 1992, is incorporated
                                                 herein by reference.

                                                 $2,000,000 line of credit
                                                 pursuant to Letter Agreement,
                                                 Loan Agreement, Commercial
                                                 Promissory Note and Guaranty
                                                 Agreement dated September 24,
                                                 1993 with Bank One, West
                                                 Virginia, Huntington, N.A.,
                                                 filed as Exhibit 10.11 to Form
                                                 10-K dated January 27, 1994,
                                                 filed January 31, 1994, is
                                                 incorporated herein by
                                                 reference.

                                                 Lease dated April 11, 1994
                                                 between Terry and Anis Wyatt
                                                 and Stationers Inc. regarding
                                                 214 Stone Road, Belpre, Ohio,
                                                 filed as Exhibit 10.1 to Form
                                                 10-K dated January 26, 1995,
                                                 filed January 27, 1995, is
                                                 incorporated herein by
                                                 reference.

                                                 Form of Indemnification
                                                 Agreement between Company and
                                                 all directors and executive
                                                 officers, filed as Exhibit
                                                 10.4 to Registration Statement
                                                 on Form S-1, File No.
                                                 33-54454, filed on November
                                                 10, 1992, is incorporated
                                                 herein by reference.

                                                 Lease Agreement dated June 1,
                                                 1995 between Owl Investors
                                                 Joint Venture and U.S. Tag &
                                                 Ticket Company, Inc. regarding
                                                 2217 Robb Street, Baltimore,
                                                 Maryland filed as Exhibit 10.1
                                                 to Form 10-K dated January 26,
                                                 1996, filed January 26, 1996,
                                                 is incorporated herein by
                                                 reference.

                                                 Commercial Installment Note
                                                 dated December 7, 1995 in
                                                 amount of $950,000 from
                                                 Company and Donihe Graphics,
                                                 Inc. to National City Bank,
                                                 Columbus and attendant
                                                 Negative Pledge Agreement from
                                                 Donihe Graphics, Inc., filed
                                                 as Exhibit 10.2 to Form 10-K
                                                 dated January 26, 1996, filed
                                                 January 26, 1996, is
                                                 incorporated herein by
                                                 reference.

                   Executive Compensation        Employment and Non-Competition
                   Plans and Arrangements        Agreement dated January 28,
                                                 1993 between the Company and
                                                 Marshall T. Reynolds, filed as
                                                 Exhibit 10.13 to Form 10-K
                                                 dated January 27, 1994, filed
                                                 January 31, 1994, is
                                                 incorporated herein by
                                                 reference.

                                                 Company's 1993 Stock Option
                                                 Plan, effective March 22,
                                                 1994, filed as Exhibit 10.14
                                                 to Form 10-K dated January 27,
                                                 1994, filed January 31, 1994,
                                                 is incorporated herein by
                                                 reference.

(10.1) Commercial Installment Note dated February 27, 1996 in amount of $750,000 from
                                                 Company and Bourque Printing,
                                                 Inc. to National City Bank,
                                                 Columbus, and attendant
                                                 Negative Pledge Agreement from
                                                 Bourque Printing, Inc. Page 48

                                                 Term/Time Note dated December
                                                 30, 1996, in amount of
                                                 $9,000,000, from Company to
                                                 PNC Bank, National
                                                 Association, filed as Exhibit
                                                 10 to Form 8-K dated January
                                                 14, 1997, filed January 15,
                                                 1997, is incorporated herein
                                                 by reference.

(10.2)                                           Lease Agreement dated November
                                                 1, 1991 between Randall M.
                                                 Schulz, successor trustee of
                                                 The Butterfield Family Trust
                                                 No. 2 and Smith & Butterfield
                                                 Co., Inc. regarding 2800 Lynch
                                                 Road, Evansville, Indiana.
                                                                       Page 59

(10.3)                                           Lease Agreement dated June 1,
                                                 1972 between Earl H. and
                                                 Elaine D. Seibert and Smith &
                                                 Butterfield Co., Inc.
                                                 regarding 113-117 East Third
                                                 Street, Owensboro, Kentucky.
                                                                       Page 71

(10.4)                                           Agreement of Lease dated
                                                 August 21, 1996 between Marion
                                                 B. and Harold A. Merten, Jr.
                                                 and CM Acquisition Corp. (now
                                                 The Merten Company) regarding
                                                 1515 Central Parkway,
                                                 Cincinnati, Ohio.     Page 85

(10.5)                                           Agreement of Lease dated
                                                 October 1, 1988 between Ronald
                                                 H. Scott and Frank J. Scott
                                                 t/d/b/a St. Clair Leasing Co.
                                                 and Interform Corporation,
                                                 regarding 1901 Mayview Road,
                                                 Bridgeville, Pennsylvania, as
                                                 amended by Amendment No. 1
                                                 dated November 30, 1989, as
                                                 amended by Amendment No. 2
                                                 dated April 24, 1992, and as
                                                 amended by Stipulation and
                                                 Order of Court (United States
                                                 Bankruptcy Court for the
                                                 Western District of
                                                 Pennsylvania in the matter of
                                                 Interform Corporation v.
                                                 Ronald H. Scott and Frank J.
                                                 Scott t/d/b/a St. Clair
                                                 Leasing Company, Bankruptcy
                                                 No. 94-20094-JLC) entered
                                                 August 17, 1994.      Page 106

(11)     Statement re computation of per         Exhibit 11            Page 126
         share earnings

(12)     Statement regarding computation         N/A
         of ratios

(13)     Annual report to security holders,      N/A
         Form 10-Q or quarterly report to
         security holders

(16)     Letter re change in certifying          N/A
         accountant

(18)     Letter re change in accounting          N/A
         principles

(21)     Subsidiaries of the Registrant          Exhibit 21            Page 127

(22)     Published report regarding matters      N/A
         submitted to vote of security
         holders

(23)     Consent of Ernst & Young LLP            Exhibit 23            Page 128

(24)     Power of Attorney                       N/A

(27)     Financial Data Schedule                 Exhibit 27
         EDGAR

(28)     Information from reports furnished
         to N/A state insurance regulatory
         authorities