Form 10-Q
period 1997-01-31
CHAMPION INDUSTRIES INC
filed 1997-03-17
CIK 19149

                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549


           Quarterly Report Pursuant to Section 13 or 15(D) of
                 The Securities Exchange Act of 1934


For the quarterly period ended January 31, 1997     Commission File No. 0- 21084
                             ____________________

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


                                 (304) 528-2791

                        (Registrant's telephone number,
                              including area code)
                             ____________________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No     .
                                             ____    ____

8,104,714 shares of common stock of the Registrant were outstanding at January 31, 1997.

                           Champion Industries, Inc.

                                     INDEX



                                                                        PAGE NO.

Part I. Financial Information

   Item 1. Financial Statements

        Consolidated Income Statements ...............................     2

        Consolidated Balance Sheets...................................     3

        Consolidated Statements of Cash Flows.........................     5

        Notes to the Consolidated Financial Statements................     6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................     8

Part II. Other Information

   Item 6. Exhibits and Reports on Form 8-K...........................    10

Signatures............................................................    10

Exhibit 11............................................................    11

                 Champion Industries, Inc. and Subsidiaries

                     Consolidated Income Statements
                                (Unaudited)



                                                         THREE MONTHS ENDED
                                                             JANUARY 31,
                                                        1997           1996
                                                    -------------  ------------

Revenues:

  Printing........................................ $  14,419,396  $  9,909,871

  Office products and office furniture............     4,978,470     4,189,665

                                                    -------------  ------------
    Total revenues................................    19,397,866    14,099,536

Cost of sales:

  Printing........................................    10,796,910     6,932,479

  Office products and office furniture............     3,332,299     2,843,057

                                                    -------------  ------------
    Total cost of sales...........................    14,129,209     9,775,536

Selling, general and administrative expenses......     4,269,160     3,197,866
                                                    -------------  ------------
Income from operations............................       999,497     1,126,134

Other income (expense):

  Interest income.................................         7,397         1,298

  Interest expense................................      (181,100)      (60,776)

  Other...........................................       454,846        12,746
                                                    -------------  ------------

                                                         281,143      (46,732)
                                                    -------------  ------------

Income before income taxes........................     1,280,640     1,079,402

  Income taxes....................................      (539,392)     (443,000)
                                                    -------------  ------------
Net income........................................ $     741,248  $    636,402
                                                    -------------  ------------
                                                    -------------  ------------
Earnings per share................................ $         .09  $        .08
                                                    -------------  ------------
                                                    -------------  ------------
Weighted average shares outstanding...............     8,161,104     8,039,486
                                                    -------------  ------------
                                                    -------------  ------------

   The accompanying notes are an integral part of these financial statements.

                 Champion Industries, Inc. and Subsidiaries

                       Consolidated Balance Sheets
                               (Unaudited)

                                  ASSETS

                                                                     JANUARY 31,    OCTOBER 31,
                                                                       1997           1996
                                                                  -------------  -------------

Current assets:

  Cash and cash equivalents.....................................  $   1,596,479  $   2,336,764

  Accounts receivable, net of allowance of$886,000 and $514,000.     15,297,665     11,037,897

  Inventories...................................................      9,861,499      7,156,466

  Other current assets..........................................        748,850        383,282

  Deferred tax assets...........................................        329,339        340,334
                                                                  -------------  -------------

    Total current assets........................................     27,833,832     21,254,743

Property and equipment, at cost:

  Land..........................................................        647,340        647,340

  Buildings and improvements....................................      3,125,873      3,125,873

  Machinery and equipment.......................................     18,938,690     13,802,972

  Equipment under capital leases................................      2,801,928      2,801,928

  Furniture and fixtures........................................      1,433,859      1,311,368

  Vehicles......................................................      1,454,107      1,246,624
                                                                  -------------  -------------

                                                                     28,401,797     22,936,105

    Less accumulated depreciation...............................     (9,426,668)    (8,917,373)
                                                                  -------------  -------------

                                                                     18,975,129     14,018,732

Asset held for sale.............................................        300,000             --

Cash surrender value of officer's life insurance................        430,907        425,507

Goodwill, net of accumulated amortization.......................      3,687,323      2,565,287

Other assets....................................................        314,056        318,233
                                                                  -------------  -------------

                                                                      4,732,286      3,309,027
                                                                  -------------  -------------

    Total assets................................................  $  51,541,247  $  38,582,502
                                                                  -------------  -------------
                                                                  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                  Champion Industries, Inc. and Subsidiaries

                         Consolidated Balance Sheets
                                (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                  JANUARY 31,    OCTOBER 31,
                                                                     1997           1996
                                                                 -------------  -------------

Current liabilities:

  Notes payable................................................  $   2,250,000  $   1,300,000

  Accounts payable.............................................      2,711,927      1,542,102

  Accrued payroll..............................................      1,328,868      1,030,523

  Taxes accrued and withheld...................................        647,171        725,614

  Accrued income taxes.........................................        513,528      1,295,188

  Accrued expenses.............................................      1,740,780        336,314

  Current portion of long-term debt

    Notes payable..............................................      2,309,369      1,238,423

    Capital lease obligations..................................        536,487        724,615
                                                                 -------------  -------------

      Total current liabilities................................     12,038,130      8,192,779

Long-term debt, net of current portion

  Notes payable................................................     11,619,569      3,750,841

  Capital lease obligations....................................      1,646,305      1,535,176

Deferred income tax liability..................................      2,728,277      1,677,624

Deferred gain..................................................             --        330,443
                                                                 -------------  -------------

    Total liabilities..........................................     28,032,231     15,486,863

Commitments and contingencies..................................             --             --

Shareholders' equity and net assets:

  Common stock, $1 par value, 10,000,000 shares authorized;
    8,104,714 and 8,104,907 shares issued and outstanding......      8,104,714      8,104,907

  Additional paid-in capital...................................      7,711,294      7,714,777

  Retained earnings............................................      7,693,008      7,275,955
                                                                 -------------  -------------

  Total shareholders' equity...................................     23,509,016     23,095,639
                                                                 -------------  -------------

    Total liabilities and shareholders' equity.................  $  51,541,247  $  38,582,502
                                                                 -------------  -------------
                                                                 -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                   Champion Industries, Inc. and Subsidiaries

                    Consolidated Statements of Cash Flows
                                (Unaudited)

                                                                        THREE MONTHS ENDED
                                                                           JANUARY 31,
                                                                        1997         1996
                                                                     -----------  -----------

Cash flows from operating activities:

Net income.........................................................  $   741,248  $   636,402

Adjustments to reconcile net income to cash provided by operating activities:

  Depreciation, amortization and accretion.........................      825,561      355,884

  Deferred gain on sale of assets..................................     (330,443)      (4,500)

  Changes in assets and liabilities:

    Accounts receivable............................................      171,232  (1,010,511)

    Inventories....................................................     (650,033)     368,676

    Other current assets...........................................      (45,568)     (220,395)

    Accounts payable...............................................      284,825    (538,786)

    Accrued payroll................................................      298,345     (360,890)

    Taxes accrued and withheld.....................................        9,557    (245,341)

    Accrued income taxes...........................................     (901,062)      (8,633)

    Accrued expenses...............................................   (1,454,534)     149,475
                                                                     -----------  -----------

Net cash (used in) provided by operations..........................   (1,050,872)    (878,619)

Cash flows from investing activities:

Purchase of property and equipment.................................     (326,692)    (205,369)

Business acquisitions, net of cash received........................      305,000       97,182

Cash surrender value of officer's life insurance...................       (5,400)       5,700

Other assets.......................................................        4,177      (36,655)
                                                                     -----------  -----------

Net cash (used in) provided by investing activities................      (22,915)     (139,142)

Cash flows from financing activities:

Net borrowings (payments) of notes payable.........................      950,000    1,000,000

Proceeds from term debt and leases.................................      281,344           --

Principal payments on long term debt...............................     (569,970)    (183,569)

Dividends paid.....................................................     (327,872)    (259,415)
                                                                     -----------  -----------

Net cash provided by (used in) financing activities................      333,502      557,016
                                                                     -----------  -----------

Net (decrease) increase in cash....................................     (740,285)    (460,745)

Cash and cash equivalents, beginning of period.....................    2,336,764    1,350,806
                                                                     -----------  -----------

Cash and cash equivalents, end of period...........................  $ 1,596,479  $   890,061
                                                                     -----------  -----------
                                                                     -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. BUSINESS OPERATIONS AND BASIS OF PRESENTATION

The foregoing financial information is unaudited and has been prepared from the records of Champion Industries, Inc., ("Champion" or the "Company"). In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements for the year ended October 31, 1996 and related notes thereto contained in the Company's Form 10-K dated January 28, 1997. The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles and instructions to the Securities and Exchange Commission Form 10-Q.

The accompanying consolidated financial statements of Champion Industries, Inc. and Subsidiaries (the "Company") include the accounts of The Chapman Printing Company, Inc., Stationers, Inc., Bourque Printing, Inc., Dallas Printing Company, Inc., Carolina Cut Sheets, Inc., U.S. Tag & Ticket Company, Inc., Donihe Graphics, Inc., The Merten Company, Smith & Butterfield Co., Inc. and Interform Corporation.

2. INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

INVENTORIES CONSISTED OF THE FOLLOWING:

                                                                    JANUARY 31,   OCTOBER 31,
                                                                        1997          1996
                                                                    ------------  ------------

    Printing:

      Raw materials...............................................  $  3,583,982  $  2,276,070

      Work in process.............................................     2,363,487     1,473,021

      Finished goods..............................................       918,147       572,228

    Office products and office furniture..........................     2,995,883     2,835,147
                                                                    ------------  ------------

                                                                    $  9,861,499  $  7,156,466
                                                                    ------------  ------------
                                                                    ------------  ------------

3. EARNINGS PER SHARE

Earnings per share were computed based upon the weighted average shares of Common Stock outstanding for the period, plus the shares that would be outstanding assuming the exercise of dilutive stock options. The Company had 8,161,104 and 8,039,486 weighted average shares issued and outstanding for the quarters ended January 31, 1997 and 1996, as adjusted for a 25% stock dividend (see Note 4).

             CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

4. SHAREHOLDERS' EQUITY

The Company paid a 25% stock dividend, accounted for as a 5 for 4 stock split, on January 27, 1997 to stockholders of record on January 6, 1997. 1,620,981 shares were issued in the split of which 193 fractional shares were repurchased.

The Company declared a dividend of five cents to be paid on March 28, 1997, to stockholders of record on March 7, 1997.

5. ACQUISITIONS

On December 31, 1996, the Company acquired all the issued and outstanding common shares of Interform Corporation ("Interform"), a business forms printer located in Bridgeville, Pennsylvania, for $2.5 million. Champion utilized the proceeds of a loan from a bank to provide the cash consideration and to refinance the existing long term debt of Interform. The transaction was accounted for under the purchase method. As of September 30, 1996, Interform had total assets of $14.9 million and total liabilities of $9.6 million.

The following summarizes the unaudited consolidated pro forma results of operations for the quarters ended January 31, 1997 and 1996, assuming the acquisition had been consummated at the beginning of each quarter presented.

                                                                     1997           1996
                                                                 -------------  -------------

    Revenues...................................................  $  25,286,000  $  26,389,000

    Net income.................................................  $     657,000  $     390,000

    Net income per share.......................................  $         .08  $         .05

    Common outstanding shares..................................      8,161,104      8,161,104

             Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information derived from the Consolidated Income Statements as a percentage of total revenues.

                                                                                  PERCENTAGE OF TOTAL
                                                                                        REVENUES
                                                                                   THREE MONTHS ENDED
                                                                                      JANUARY 31,
                                                                                    1997       1996
                                                                                  ---------  ---------
    Revenues:

      Printing..................................................................       74.3%      70.3%

      Office products and office furniture......................................       25.7       29.7
                                                                                        ---        ---

        Total revenues..........................................................      100.0      100.0

    Cost of sales:

      Printing..................................................................       55.7       49.2

      Office products and office furniture......................................       17.1       20.1
                                                                                        ---        ---

        Total cost of sales.....................................................       72.8       69.3

    Selling, general and administrative expenses................................       22.0       22.7
                                                                                        ---        ---

    Income from operations......................................................        5.2        8.0

      Interest income...........................................................         .0         .0

      Interest expense..........................................................        (.9)       (.4)

      Other income..............................................................        2.3         .1
                                                                                        ---        ---

    Income before taxes.........................................................        6.6        7.7

      Income tax expense........................................................       (2.8)      (3.2)
                                                                                        ---        ---

    Net income..................................................................        3.8%       4.5%
                                                                                        ---        ---
                                                                                        ---        ---

Three Months Ended January 31, 1997 Compared to Three Months Ended January 31, 1996

 Total revenues increased 37.6% in the first quarter 1997 to $19.4 million from $14.1 million in the first quarter 1996. Printing revenue increased 45.5% in the first quarter 1997 to $14.4 million from $9.9 million in the first quarter 1996. Office products and office furniture revenue increased 18.8% in the first quarter 1997 to $5.0 million from $4.2 million in the first quarter 1996. This was achieved through new acquisitions which accounted for increased printing sales of $ 5.2 million and increased office products and office furniture sales of $1.2 million. Revenues at an existing printing division were reduced by approximately $600,000 from the prior quarter by the non-recurring loss of a state printing contract and sales force turnover. The existing office products and office furniture divisions also experienced a sales decline from the prior quarter reflecting a one time furniture sale totaling $500,000 in the first quarter of 1996.

Total cost of sales increased 44.5% in the first quarter 1997 to $14.1 million from $9.8 million in the first quarter 1996. Printing cost of sales increased 55.7% in the first quarter 1997 to $10.8 million from $6.9 million in the first quarter 1996, due primarily to sales volume and the addition of newly acquired divisions with lower sales margins. Office products and office furniture cost of sales increased 17.2% in the first quarter 1997 to $3.3 million from $2.8 million in the first quarter 1996, primarily due to increased sales volume. Selling, general & administrative expenses declined as a percentage of sales in first quarter 1997 to 22.0% from 22.7% in the first quarter 1996 due to cost controls implemented by management and spreading overhead expenses over increasing revenues.

Income from operations decreased 11.3% in the first quarter 1997 to $1.0 million from $1.1 million in the first quarter 1996. This decrease was a result of the revenue decrease at an existing division mentioned above and increased hiring and training expenses in newly acquired divisions.

On August 30, 1991, Stationers, Inc. sold the assets of its retail bookstore consisting primarily of inventory and fixtures. Stationers, Inc. unconditionally guaranteed a bank loan of the purchaser. Accordingly, the original gain from the sale was deferred and recognized as the purchaser made payments on the bank loan. Stationers, Inc. is no longer guaranteeing this bank loan. Accordingly, the remaining deferred gain of $330,000 was recognized in other income during the three months ended January 31, 1997.

Interest expense on a comparative basis increased $120,000 as a result of increased debt. Income taxes are running at 42% for the first quarter 1997 which is up slightly from the 41% in the first quarter 1996. Net income for the first quarter 1997 increased 16.5% to $700,000 from $600,000 in the first quarter 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

Champion's primary sources of funding for the first quarter 1997 were net income and borrowings. Funds were used primarily for principal payments on debt, the purchase of equipment, the funding of increases in accounts receivable and inventories, the payment of payroll taxes and income taxes and the payment of regular cash dividends.

Working capital on January 31, 1997 was $15.8 million, an increase of $4.2 million from a year ago. The Company's cash balance was $1.6 million on January 31, 1997, a portion of which was invested in highly liquid instruments with maturities of 90 days or less.

The Company has short term credit facilities with banks permitting aggregate borrowings of $2.8 million. On January 31, 1997, $2.3 million had been drawn under these facilities. The Company's president personally guarantees a credit facility of $800,000. There is no assurance that he will continue to do so.

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

                         PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following reports on Form 8-K were filed during the quarter for which this report is filed:

        1) Form 8-K dated January 14, 1997, filed January 15, 1997, describing the completion of the Company's acquisition of Interform Corporation, of Bridgeville, Pennsylvania.

                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CHAMPION INDUSTRIES, INC.

Date: March 17, 1997             /s/ Marshall T. Reynolds
                                 ------------------------------------------
                                 Marshall T. Reynolds
                                President and Chief Executive Officer

Date: March 17, 1997            /s/ Joseph C. Worth, III
                                -------------------------------------------
                                Joseph C. Worth, III
                                Vice President and Chief Financial Officer