Form 10-Q
period 1997-04-30
CHAMPION INDUSTRIES INC
filed 1997-06-16
CIK 19149

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                  Quarterly Report Pursuant to Section 13 or 15(D) of
                            The Securities Exchange Act of 1934

For the quarterly period ended April 30, 1997        Commission File No. 0-21084

                                   --------------------------

                           Champion Industries, Inc.
                 (Exact name of Registrant as specified in its charter)

West Virginia                                                                 55-0717455
(State or other jurisdiction of                                            (I.R.S. Employer
incorporation or organization)                                            Identification No.





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

                                     --------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /x/         No
                                             -----          ------

8,104,714 shares of common stock of the Registrant were outstanding at April 30, 1997.

                           CHAMPION INDUSTRIES, INC.

                                     INDEX



Part I. Financial Information

  Item 1. Financial Statements

    Consolidated Income Statements...............................................              2

    Consolidated Balance Sheets..................................................              3

    Consolidated Statements of Cash Flows........................................              5

    Notes to the Consolidated Financial Statements...............................              6

  Item 2. Management's Discussion and Analysis of Financial Condition and Results
    of Operations..................................................................            8

Part II. Other Information

  Item 2. Changes in Securities....................................................           10

  Item 4. Submission of Matters to a Vote of Security Holders......................           10

  Item 6. Exhibits and Reports on Form 8-K.........................................           11

Signatures.........................................................................           11

Exhibit Index......................................................................           12

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                  (UNAUDITED)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               APRIL 30,                     APRIL 30,
                                                      ----------------------------  ----------------------------

                                                          1997           1996           1997           1996
                                                      -------------  -------------  -------------  -------------

Revenues:

  Printing..........................................  $  22,639,976  $  10,818,151  $  37,059,372  $  20,728,022

  Office products and office furniture..............      5,173,271      3,791,901     10,151,741      7,981,566
                                                      -------------  -------------  -------------  -------------

    Total revenues..................................     27,813,247     14,610,052     47,211,113     28,709,588

Cost of sales:

  Printing..........................................     15,274,091      7,155,575     26,071,001     14,088,054

  Office products and office furniture..............      3,230,329      2,360,795      6,562,628      5,203,852
                                                      -------------  -------------  -------------  -------------

    Total cost of sales.............................     18,504,420      9,516,370     32,633,629     19,291,906

Selling, general and administrative expenses........      7,491,468      3,490,007     11,760,628      6,687,873
                                                      -------------  -------------  -------------  -------------

Income from operations..............................      1,817,359      1,603,675      2,816,856      2,729,809

Other income (expense):

  Interest income...................................          5,815          1,651         13,212          2,949

  Interest expense..................................       (388,803)       (83,545)      (569,903)      (144,321)

  Other.............................................        290,241          3,900        745,087         16,646
                                                      -------------  -------------  -------------  -------------

                                                            (92,747)       (77,994)       188,396       (124,726)
                                                      -------------  -------------  -------------  -------------

Income before income taxes..........................      1,724,612      1,525,681      3,005,252      2,605,083

  Income taxes......................................       (713,229)      (625,000)    (1,252,621)    (1,068,000)
                                                      -------------  -------------  -------------  -------------

  Net income........................................  $   1,011,383  $     900,681  $   1,752,631  $   1,537,083
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

  Earnings per share................................  $         .12  $         .11  $         .21  $         .19
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

  Weighted average shares outstanding...............      8,163,336      8,051,659      8,162,220      8,045,449
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                       APRIL 30,      OCTOBER 31,
                                                                                          1997           1996
                                                                                     --------------  -------------

  Assets

Current assets:

  Cash and cash equivalents........................................................  $    2,204,361  $   2,336,764

  Accounts receivable, net of allowance of $939,000 and $514,000...................      17,218,736     11,037,897

  Inventories......................................................................       9,722,799      7,156,466

  Other current assets.............................................................         734,573        383,282

  Deferred tax assets..............................................................         822,657        340,334
                                                                                     --------------  -------------

    Total current assets...........................................................      30,703,126     21,254,743

Property and equipment, at cost:

  Land.............................................................................         647,340        647,340

  Buildings and improvements.......................................................       3,230,784      3,125,873

  Machinery and equipment..........................................................      19,084,068     13,802,972

  Equipment under capital leases...................................................       3,125,873      2,801,928

  Furniture and fixtures...........................................................       1,464,672      1,311,368

  Vehicles.........................................................................       1,620,823      1,246,624
                                                                                     --------------  -------------

                                                                                         29,173,560     22,936,105

    Less accumulated depreciation..................................................     (10,177,947)    (8,917,373)
                                                                                     --------------  -------------

                                                                                         18,995,613     14,018,732

Asset held for sale................................................................         300,000       --

Cash surrender value of officer's life insurance...................................         436,307        425,507

Goodwill, net of accumulated amortization..........................................       3,115,575      2,565,287

Other assets.......................................................................         576,928        318,233
                                                                                     --------------  -------------

                                                                                          4,428,810      3,309,027
                                                                                     --------------  -------------

    Total assets...................................................................  $   54,127,549  $  38,582,502
                                                                                     --------------  -------------
                                                                                     --------------  -------------

   The accompanying notes are an integral part of these financial statements.

                   Champion Industries, Inc. and Subsidiaries

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                       APRIL 30,     OCTOBER 31,
                                                                                         1997           1996
                                                                                     -------------  -------------

Liabilities And Shareholders' Equity

Current liabilities:

  Notes payable....................................................................  $   2,000,000  $   1,300,000

  Accounts payable.................................................................      2,624,766      1,542,102

  Accrued payroll..................................................................      2,140,723      1,030,523

  Taxes accrued and withheld.......................................................        662,253        725,614

  Accrued income taxes.............................................................        539,499      1,295,188

  Accrued expenses.................................................................      1,319,293        336,314

  Current portion of long-term debt

    Notes payable..................................................................      2,607,475      1,238,423

    Capital lease obligations......................................................        536,487        724,615
                                                                                     -------------  -------------

      Total current liabilities....................................................     12,430,496      8,192,779

Long-term debt, net of current portion

  Notes payable....................................................................     12,875,712      3,750,841

  Capital lease obligations........................................................      1,680,002      1,535,176

Deferred income tax liability......................................................      3,029,852      1,677,624

Deferred gain......................................................................       --              330,443
                                                                                     -------------  -------------

    Total liabilities..............................................................     30,016,062     15,486,863

Commitments and contingencies                                                             --             --

Shareholders' equity:

  Common stock, $1 par value, 20,000,000 shares authorized; 8,104,714 and 8,104,907
    shares issued and outstanding..................................................      8,104,714      8,104,907

  Additional paid-in capital.......................................................      7,711,294      7,714,777

  Retained earnings................................................................      8,295,479      7,275,955
                                                                                     -------------  -------------

Total shareholders' equity.........................................................     24,111,487     23,095,639
                                                                                     -------------  -------------

      Total liabilities and shareholders' equity...................................  $  54,127,549  $  38,582,502
                                                                                     -------------  -------------
                                                                                     -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                               APRIL 30,
                                                                                     -----------------------------

                                                                                          1997           1996
                                                                                     --------------  -------------

Cash flows from operating activities:

Net income.........................................................................  $    1,752,632  $   1,537,083

Adjustments to reconcile net income to cash provided by operating activities:

  Depreciation, amortization and accretion.........................................       1,844,910        757,057

  Deferred gain on sale of assets..................................................        (330,443)        (9,000)

  Changes in assets and liabilities:

    Accounts receivable............................................................      (1,749,839)      (841,179)

    Inventories....................................................................        (511,333)       465,612

    Other current assets...........................................................        (342,386)      (141,749)

    Accounts payable...............................................................         197,664       (376,183)

    Accrued payroll................................................................       1,110,200       (455,824)

    Taxes accrued and withheld.....................................................          24,639       (222,564)

    Accrued income taxes...........................................................        (755,689)       248,500

    Accrued expenses...............................................................      (2,070,722)        99,286
                                                                                     --------------  -------------

Net cash (used in) provided by operations..........................................        (830,367)     1,061,039

Cash flows from investing activities:

Purchase of property and equipment.................................................      (1,098,455)      (867,638)

Business acquisitions, net of cash received........................................         305,000       (648,676)

Cash surrender value of officer's life insurance...................................         (10,800)        11,100

Other assets.......................................................................         236,007            768
                                                                                     --------------  -------------

Net cash (used in) provided by investing activities................................        (568,248)    (1,504,446)

Cash flows from financing activities:

Net borrowings (payments) of notes payable.........................................         700,000        900,000

Proceeds from term debt and leases.................................................       1,614,355      1,700,000

Principal payments on long term debt...............................................        (315,034)    (1,391,763)

Dividends paid.....................................................................        (733,109)      (580,296)

Net cash (used in) provided by financing activities................................       1,266,212        627,941
                                                                                     --------------  -------------

Net (decrease) increase in cash....................................................        (132,403)       184,534

Cash and cash equivalents, beginning of period.....................................       2,336,764      1,350,807
                                                                                     --------------  -------------

Cash and cash equivalents, end of period...........................................  $    2,204,361  $   1,535,341
                                                                                     --------------  -------------
                                                                                     --------------  -------------
                                                                                     --------------  -------------

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

Inventories consisted of the following:

                                                                     APRIL 30,    OCTOBER 31,
                                                                        1997          1996
                                                                    ------------  ------------

Printing:

  Raw materials...................................................  $  3,550,643  $  2,276,070

  Work in process.................................................     2,297,896     1,473,021

  Finished goods..................................................       892,669       572,228

Office products and office furniture..............................     2,981,591     2,835,147
                                                                    ------------  ------------

                                                                    $  9,722,799  $  7,156,466
                                                                    ------------  ------------
                                                                    ------------  ------------

3. EARNINGS PER SHARE

    Earnings per share were computed based upon the weighted average shares of Common Stock outstanding for the period, plus the shares that would be outstanding assuming the exercise of dilutive stock options. The Company had 8,163,336, 8,051,659, 8,162,220 and 8,045,449 weighted average shares issued and outstanding for the three and six months ended April 30, 1997 and 1996, as adjusted for a 25% stock dividend (see Note 4).

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

4. SHAREHOLDERS' EQUITY

    The Company paid a 25% stock dividend, accounted for as a 5 for 4 stock split, on January 27, 1997 to stockholders of record on January 6, 1997. 1,620,981 shares were issued in the split of which 193 fractional shares were repurchased.

    The Company declared a dividend of five cents to be paid on June 27, 1997, to stockholders of record on June 6, 1997.

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

    The following summarizes the unaudited consolidated pro forma results of operations for the three and six months ended April 30, 1997 and 1996, assuming the acquisition had been consummated at the beginning of the periods presented.

                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                           APRIL 30,                     APRIL 30,
                                  ----------------------------  ----------------------------

                                      1997           1996           1997           1996
                                  -------------  -------------  -------------  -------------

Revenues........................  $  27,813,000  $  26,526,000  $  52,935,000  $  52,490,000

Net income......................  $   1,011,000  $     696,000  $   1,668,000  $   1,086,000

Net income per share............  $         .12  $         .09  $         .20  $         .13

Common shares outstanding.......      8,163,336      8,163,336      8,163,336      8,163,336

6. SUBSEQUENT EVENT

    On May 21, 1997, the Company acquired all the issued and outstanding common shares of Blue Ridge Printing Co., Inc., of Asheville, North Carolina and Knoxville, Tennessee ("Blue Ridge"), in exchange for 277,775 shares of the Company's Common Stock. The transaction has been accounted for as a pooling of interests. Total assets and liabilities of Blue Ridge at June 30, 1996 were $5.7 million and $4.2 million. Total revenues for the year ended June 30, 1996 were $6.5 million.

7. NEW ACCOUNTING PRONOUNCEMENT

    In February 1997, the FASB issued Statement No. 128, "Earnings Per Share" (FAS 128) which supersedes APB Opinion No. 15, "Earnings Per Share" (APB 15). FAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The standard specifies the computation, presentation and disclosure of basic and diluted earnings per common share. Basic and diluted earnings per common share are not anticipated to be materially different from earnings per common share under APB 15.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, information derived from the Consolidated Income Statements as a percentage of total revenues.

                                                                                         PERCENTAGE OF TOTAL REVENUES
                                                                                  ------------------------------------------
                                                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                       APRIL 30,             APRIL 30,
                                                                                  --------------------  --------------------


                                                                                    1997       1996       1997       1996
                                                                                  ---------  ---------  ---------  ---------
Revenues:
  Printing......................................................................       81.4%      74.0%      78.5%      72.2%
  Office products and office furniture..........................................       18.6       26.0       21.5       27.8
                                                                                  ---------  ---------  ---------  ---------
    Total revenues..............................................................      100.0      100.0      100.0      100.0
Cost of sales:
  Printing......................................................................       54.9       49.0       55.2       49.1
  Office products and office furniture..........................................       11.6       16.0       13.9       18.1
                                                                                  ---------  ---------  ---------  ---------
    Total cost of sales.........................................................       66.5       65.0       69.1       67.2
Selling, general and administrative expenses....................................       26.9       23.9       24.9       23.3
                                                                                  ---------  ---------  ---------  ---------
Income from operations..........................................................        6.6       11.1        6.0        9.5
  Interest income...............................................................        0.0        0.0        0.0        0.0
  Interest (expense)............................................................       (1.4)      (0.6)      (1.2)      (0.5)
  Other income..................................................................        1.0        0.0        1.6        0.1
                                                                                  ---------  ---------  ---------  ---------
Income before taxes.............................................................        6.2       10.5        6.4        9.1
  Income tax expense............................................................       (2.6)      (4.3)      (2.7)      (3.7)
                                                                                  ---------  ---------  ---------  ---------
Net income......................................................................        3.6%       6.2%       3.7%       5.4%
                                                                                  ---------  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------  ---------

THREE MONTHS ENDED APRIL 30, 1997 COMPARED TO THREE MONTHS ENDED APRIL 30, 1996

    Total revenues increased 90.4% in the second quarter 1997 to $27.8 million from $14.6 in the second quarter 1996. Printing revenue increased 109.3% in the second quarter 1997 to $22.6 million from $10.8 million in the second quarter 1996. Office products and office furniture revenue increased 36.4% in the second quarter 1997 to $5.2 million from $3.8 million in the second quarter 1996. These revenue increases were achieved through new acquisitions which accounted for increased printing sales of $10.5 million and increased office products and office furniture sales of $1.3 million. Revenues in existing printing divisions increased by approximately $1.3 million from the quarter ended in 1997 over 1996 due to sales generated from new sales personnel coupled with broadened product lines.

    Total cost of sales increased 94.5% in the second quarter 1997 to $18.5 million from $9.5 million in the second quarter 1996. Printing cost of sales increased 113.5% in the second quarter 1997 to $15.3 million from $7.2 million in the second quarter 1996, due primarily to sales volume and the addition of newly acquired divisions with lower sales margins than existing divisions. Office products and office furniture cost of sales increased 36.8% in the second quarter 1997 to $3.2 million from $2.4 million in the second quarter 1996, primarily due to sales volume. Selling, general & administrative expenses increased as a percentage of sales in second quarter 1997 to 26.9% from 23.9% in the second quarter 1996 due to costs associated with acquisitions (professional fees, employee, sales and management training, and travel expenses) coupled with higher overhead percentages in recently acquired divisions.

    Income from operations increased 13.3% in the second quarter 1997 to $1.8 million from $1.6 million in the second quarter 1996. This increase is a result of sales volume increases moderated by lower margins and increased costs as described above. Interest expense on a comparative basis increased $305,000 as a result of increased debt incurred for acquisitions. Income taxes are 42% for the second quarter 1997, is up slightly from 41% in the second quarter 1996. Net income for the second quarter 1997 increased 12.3% to $1.0 million from $900,000 in the second quarter 1996.

SIX MONTHS ENDED APRIL 30, 1997 COMPARED TO SIX MONTHS ENDED APRIL 30, 1996

    Total revenues increased 64.4% in the first half 1997 to $47.2 million from $28.7 in the first quarter 1996. Printing revenue increased 78.8% in the first half 1997 to $37.1 million from $20.7 million in the first half 1996. Office products and office furniture revenue increased 27.2 % in the first half 1997 to $10.2 million from $8.0 million in the first half 1996. These revenue increases were achieved through new acquisitions which accounted for increased printing sales of $15.7 million and increased office products and office furniture sales of $2.5 million. Revenues at existing printing divisions were increased by approximately $600,000 due to sales generated from new sales personnel coupled with broadened product lines. The existing office products and office furniture divisions experienced a sales decline from the prior quarter reflecting a non-recurring furniture sale totaling $300,000 in the first half of 1996.

    Total cost of sales increased 69.2% in the first half 1997 to $32.6 million from $19.3 million in the first half 1996. Printing cost of sales increased 85.1% in the first half 1997 to $26.1 million from $14.1 million in the first half 1996, due primarily to sales volume and the addition of newly acquired divisions with lower sales margins. Office products and office furniture cost of sales increased 26.1% in the first half 1997 to $6.6 million from $5.2 million in the first half 1996, due to sales volume. Selling, general & administrative expenses increased as a percentage of sales in first half 1997 to 24.9% from 23.3% in the first half 1996 due to increased costs associated with acquisitions.

    Income from operations increased 3.2% in the first half 1997 to $2.8 million from $2.7 million in the first half 1996. Interest expense on a comparative basis increased $400,000 as a result of increased debt. Income taxes are 42% for the first half 1997 which is up slightly from 41% in the first half 1996. Net income for the first half 1997 increased 14.0% to $1.8 million from $1.5 million in the first half 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

    Champion's primary sources of funding for the second quarter 1997 were net income and borrowings. Funds were used primarily for principal payments on debt, the purchase of equipment, the funding of increases in accounts receivable and inventories, the payment of income taxes and the payment of regular cash dividends.

    Working capital on April 30, 1997 was $18.2 million, an increase of $6.1 million from a year ago. The Company's cash balance was $2.2 million on April 30 1997, a portion of which was invested in highly liquid instruments with maturities of 90 days or less.

    The Company has short term credit facilities with banks permitting aggregate borrowings of $2.8 million. On April 30, 1997, $2.0 million had been drawn under these facilities. The Company's president personally guarantees a credit facility of $800,000. There is no assurance that he will continue to do so.

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

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

    On May 21, 1997, the Company acquired Blue Ridge. The Company issued 277,775 shares of common stock valued at Five Million Two Hundred Fifty Thousand Dollars ($5,250,000.00) in exchange for all of the issued and outstanding shares of common stock of Blue Ridge. The Company issued the shares without registration under the Securities Act of 1933 based on exemption from registration pursuant to Section 4(2) of said Act and Rule 506 promulgated thereunder, there being five purchases and all other provisions of said Rule being satisfied.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the annual meeting of shareholders held March 17, 1997, the following matters were voted upon: a) Fixing the number of directors at seven (7) and election of the following nominees as directors, with voting as follows:

DIRECTOR                                                           VOTES "FOR"  VOTES "WITHHELD"     BROKER NON-VOTES
-----------------------------------------------------------------  -----------  -----------------  ---------------------
Robert H. Beymer.................................................   7,552,282           5,591                  -0-
Philip E. Cline..................................................   7,554,127           3,746                  -0-
Harley F. Mooney, Jr.............................................   7,552,782           5,091                  -0-
Todd L. Parchman.................................................   7,553,641           4,232                  -0-
A. Michael Perry.................................................   7,552,907           4,966                  -0-
Marshall T. Reynolds.............................................   7,554,127           3,746                  -0-
Neal W. Scaggs...................................................   7,553,396           4,477                  -0-

    b) Approving an amendment to the Company's articles of incorporation to increase the number of authorized shares of Company Common Stock to 20,000,000 shares, with voting as follows:


VOTES "FOR"   VOTES "AGAINST"   ABSTENTIONS    BROKER NON-VOTES
-----------  -----------------  -----------  ---------------------
 7,531,922           9,217          16,734               -0-

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a) The exhibits listed on the Exhibit Index on page 13 of this Form 10-Q are filed herewith.

    b) The following reports on Form 8-K were filed during the quarter for which this report is filed:

    1) Form 8-K dated April 3, 1997, filed April 3, 1997, describing the Company's definitive agreement of merger with Blue Ridge Printing Co., Inc., of Asheville, North Carolina.

    2) Form 8-K dated May 21, 1997, filed May 27, 1997, describing the completion of the Company's definitive agreement of merger with Blue Ridge Printing Co., Inc., of Asheville, North Carolina.

                                   SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CHAMPION INDUSTRIES, INC.

Date: June 16, 1997                            /s/ Marshall T. Reynolds
                                               ------------------------------------
                                               Marshall T. Reynolds
                                               President and Chief Executive Officer

Date: June 16, 1997                            /s/ Joseph C. Worth, III
                                               ------------------------------------
                                               Joseph C. Worth, III
                                               Vice President and Chief Financial Officer

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX

   EXHIBIT      PAGE                                                 TITLE
-----------  -----------  --------------------------------------------------------------------------------------------
       3.1   13           Articles of Incorporation of Champion Industries, Inc.
        11   15           Statement Re Computation of Per Share Earnings
        27   electronic   Financial Data Schedule