Form 10-Q
period 1997-07-31
CHAMPION INDUSTRIES INC
filed 1997-09-15
CIK 19149

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended July 31, 1997 Commission File No. 0-21084
                            ------------------------

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

                                 (304) 528-2791
                        (REGISTRANT'S TELEPHONE NUMBER,
                              INCLUDING AREA CODE)
                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No    .
                                       ---     ---

8,384,930 shares of common stock of the Registrant were outstanding at July 31,
                                     1997.

                           CHAMPION INDUSTRIES, INC.

                                     INDEX

                                                                                                            PAGE NO.
                                                                                                          -------------
Part I. Financial Information
    Item 1. Financial Statements
        Consolidated Balance Sheets.....................................................................            2
        Consolidated Income Statements..................................................................            4
        Consolidated Statements of Cash Flows...........................................................            5
        Notes to the Consolidated Financial Statements..................................................            6
    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......            8
Part II. Other Information
    Item 6. Exhibits and Reports on Form 8-K............................................................           10
Signatures..............................................................................................           11
Exhibit 11..............................................................................................           12

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                                                        JULY 31,      OCTOBER 31,
                                                                                          1997           1996
                                                                                      -------------  -------------
Current assets:
    Cash and cash equivalents.......................................................  $   1,886,937  $   2,460,879
    Accounts receivable, net of allowance of $1,060,000 and $548,000................     17,684,927     11,683,573
    Inventories.....................................................................     10,822,261      7,446,025
    Other current assets............................................................      1,027,581        410,706
    Deferred tax asset..............................................................        560.511        560,511
                                                                                      -------------  -------------
      Total current assets..........................................................     31,982,217     22,561,694
Property and equipment, at cost:
    Land............................................................................        784,889        795,336
    Buildings and improvements......................................................      4,114,305      4,124,217
    Machinery and equipment.........................................................     22,672,084     16,716,660
    Equipment under capital leases..................................................      4,883,173      4,401,928
    Furniture and fixtures..........................................................      1,569,637      1,329,459
    Vehicles........................................................................      1,797,907      1,318,437
                                                                                      -------------  -------------
                                                                                         35,821,995     28,686,037
      Less accumulated depreciation.................................................    (13,413,620)   (10,852,764)
                                                                                      -------------  -------------
                                                                                         22,408,375     17,833,273
Assets held for sale................................................................        300,000             --
Cash surrender value of officer's life insurance....................................        887,372        784,089
Goodwill, net of accumulated amortization...........................................      3,121,035      2,565,287
Other assets........................................................................        527,510        318,233
                                                                                      -------------  -------------
                                                                                          4,835,917      3,667,609
                                                                                      -------------  -------------
      Total assets..................................................................  $  59,226,509  $  44,062,576
                                                                                      -------------  -------------
                                                                                      -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                       JULY 31,       OCTOBER 31,
                                                                                         1997           1996
                                                                                     -------------  -------------
Current liabilities:
    Notes payable..................................................................  $   2,400,000  $   1,300,000
    Accounts payable...............................................................      2,208,607      1,667,705
    Accrued payroll................................................................      2,154,493      1,065,721
    Taxes accrued and withheld.....................................................        478,250        806,638
    Accrued income taxes...........................................................        647,818      1,345,188
    Accrued expenses...............................................................      1,315,340        394,617
    Current portion of long-term debt:
      Notes payable................................................................      2,672,343      1,690,078
      Capital lease obligations....................................................        536,487        746,708
                                                                                     -------------  -------------
        Total current liabilities..................................................     12,413,338      9,016,655
Long-term debt, net of current portion:
    Notes payable..................................................................     13,168,798      4,447,934
    Capital lease obligations......................................................      3,514,530      3,113,083
Other liabilities..................................................................        530,567        473,601
Deferred income tax liability......................................................      3,513,518      2,073,891
Deferred gain......................................................................             --        330,443
                                                                                     -------------  -------------
        Total liabilities..........................................................     33,140,751     19,455,607
Commitments and contingencies......................................................             --             --
Shareholders' equity:
    Common stock, $1 par value, 20,000,000 shares authorized;8,384,930 and
      8,382,682 shares issued and outstanding......................................      8,384,930      8,382,682
    Additional paid-in capital.....................................................      7,450,329      7,714,777
    Retained earnings..............................................................     10,250,499      8,509,510
                                                                                     -------------  -------------
Total shareholders' equity.........................................................     26,085,758     24,606,969
                                                                                     -------------  -------------
        Total liabilities and shareholders' equity.................................  $  59,226,509  $  44,062,576
                                                                                     -------------  -------------
                                                                                     -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                                  (UNAUDITED)

                                                              THREE MONTHS                  NINE MONTHS
                                                             ENDED JULY 31,                ENDED JULY 31,
                                                      ----------------------------  ----------------------------
                                                          1997           1996           1997           1996
                                                      -------------  -------------  -------------  -------------
Revenues:
    Printing........................................  $  22,772,265  $  11,678,353  $  62,996,621  $  35,355,650
    Office products and office furniture............      5,094,831      3,986,020     15,246,572     11,967,586
                                                      -------------  -------------  -------------  -------------
      Total revenues................................     27,867,096     15,664,373     78,243,193     47,323,236
Cost of sales:
    Printing........................................     15,727,206      7,607,129     43,606,233     23,453,425
    Office products and office furniture............      3,401,858      2,424,267      9,964,486      7,628,119
                                                      -------------  -------------  -------------  -------------
      Total cost of sales...........................     19,129,064     10,031,396     53,570,719     31,081,544
Selling, general and administrative expenses........      7,194,767      4,239,701     20,018,337     12,018,505
                                                      -------------  -------------  -------------  -------------
Income from operations..............................      1,543,265      1,393,276      4,654,137      4,223,187
Other income (expense):
    Interest income.................................          7,476         10,514         20,688         13,463
    Interest expense................................       (451,997)      (180,789)    (1,141,713)      (448,270)
    Other...........................................        239,091        113,845        984,178        130,491
                                                      -------------  -------------  -------------  -------------
                                                           (205,430)       (56,430)      (136,847)      (304,316)
                                                      -------------  -------------  -------------  -------------
Income before income taxes..........................      1,337,835      1,336,846      4,517,290      3,918,871
    Income taxes....................................       (557,194)      (560,656)    (1,896,341)    (1,617,203)
                                                      -------------  -------------  -------------  -------------
Net income..........................................  $     780,641  $     776,190  $   2,620,949  $   2,301,668
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Earnings per share..................................  $         .09  $         .09  $         .31  $         .28
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Weighted average shares outstanding.................      8,435,827      8,327,430      8,439,075      8,303,845
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                                 JULY 31,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income............................................................................  $  2,620,949  $  2,301,668
Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation, amortization and accretion..........................................     2,839,732     1,436,874
    Deferred gain on sale of assets...................................................      (330,443)      (21,464)
    Deferred income taxes.............................................................            --        94,395
    Changes in assets and liabilities:
      Accounts receivable.............................................................    (1,570,354)     (662,009)
      Inventories.....................................................................    (1,321,236)     (122,664)
      Other current assets............................................................      (296,875)     (487,968)
      Accounts payable................................................................      (344,098)     (363,406)
      Accrued payroll.................................................................     1,619,339       (96,464)
      Taxes accrued and withheld......................................................      (240,388)     (222,189)
      Accrued income taxes............................................................      (439,042)      116,458
      Accrued expenses................................................................    (2,606,280)      139,940
                                                                                        ------------  ------------
Net cash (used in) provided by operations.............................................       (68,696)    2,113,171
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment....................................................    (1,696,959)   (2,190,590)
Business acquisitions, net of cash....................................................       305,000      (648,676)
Increase in cash surrender value of officer's life insurance..........................      (103,283)       (6,312)
Other assets..........................................................................       285,425       (43,748)
                                                                                        ------------  ------------
Net cash (used in) provided by investing activities...................................    (1,209,817)   (2,889,326)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) of notes payable............................................     1,100,000     1,131,000
Proceeds from term debt and leases....................................................     1,614,355     2,998,523
Principal payments on long term debt..................................................      (871,301)   (1,834,740)
Proceeds from sale of options.............................................................    13,750            --
Dividends paid........................................................................    (1,152,233)     (901,160)
                                                                                        ------------  ------------
Net cash (used in) provided by financing activities...................................       704,571     1,393,623
                                                                                        ------------  ------------
Net (decrease) increase in cash.......................................................      (573,942)      617,468
Cash and cash equivalents, beginning of period........................................     2,460,879     1,390,347
                                                                                        ------------  ------------
Cash and cash equivalents, end of period..............................................  $  1,886,937  $  2,007,815
                                                                                        ------------  ------------
                                                                                        ------------  ------------

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

    The accompanying consolidated financial statements of Champion Industries, Inc. and Subsidiaries (the "Company") include the accounts of The Chapman Printing Company, Inc., Stationers, Inc., Bourque Printing, Inc., Dallas Printing Company, Inc., Carolina Cut Sheets, Inc., U.S. Tag & Ticket Company, Inc., Donihe Graphics, Inc., The Merten Company, Smith & Butterfield Co., Inc., Interform Corporation and Blue Ridge Printing Company, Inc.

2.INVENTORIES

    Inventories are stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods. Inventories consisted of the following:

                                                                 JULY 31,     OCTOBER 31,
                                                                   1997           1996
                                                               -------------  ------------
Printing:
    Raw materials............................................  $   4,113,914  $  2,522,195
    Work in process..........................................      2,662,432     1,516,455
    Finished goods...........................................      1,034,282       572,228
Office products and office furniture.........................      3,011,633     2,835,147
                                                               -------------  ------------
                                                               $  10,822,261  $  7,446,025
                                                               -------------  ------------
                                                               -------------  ------------

3. EARNINGS PER SHARE

    Earnings per share were computed based upon the weighted average shares of Common Stock outstanding for the period, plus the shares that would be outstanding assuming the exercise of dilutive stock options. The Company had 8,435,827, 8,327,430, 8,439,075 and 8,303,845 weighted average shares issued and outstanding for the three and nine months ended July 31, 1997 and 1996, as adjusted for a 25% stock dividend (see Note 4).

4. SHAREHOLDERS' EQUITY

    The Company paid a 25% stock dividend, accounted for as a 5 for 4 stock split, on January 22, 1996 to stockholders of record on January 2, 1996. 1,266,789 shares were issued in the split of which 2,736 fractional shares were repurchased. The Company declared a dividend of five cents per share to be paid on September 26, 1997, to stockholders of record on September 5, 1997. Dividends paid for the three and nine months ended July 31, 1997 and 1996 totaled $.05, $.04, $.14 and $.11 per share.

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

    On May 21, 1997, the Company acquired all the issued and outstanding common shares of Blue Ridge Printing Co., Inc., of Asheville, North Carolina, in exchange for 277,775 shares of the Company's Common Stock. The transaction has been accounted for as a pooling of interests and was immaterial to Champion.

    The following summarizes the unaudited consolidated pro forma results of operations for the three and nine months ended July 31, 1997 and 1996, assuming the acquisition had been consummated at the beginning of the periods presented.

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                JULY 31,                      JULY 31,
                                                      ----------------------------  ----------------------------
                                                          1997           1996           1997           1996
                                                      -------------  -------------  -------------  -------------
Revenues............................................  $  27,867,000  $  26,526,000  $  83,967,000  $  81,966,000
Net income..........................................  $     780,641  $     450,645  $   2,537,000  $   1,525,000
Net income per share................................  $        0.09  $        0.05  $        0.30  $        0.18
Common shares outstanding...........................      8,435,827      8,415,350      8,439,074      8,414,354

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, information derived from the Consolidated Income Statements as a percentage of total revenues.

                                                                                         PERCENTAGE OF TOTAL REVENUES
                                                                                  ------------------------------------------
                                                                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                        JULY 31,              JULY 31,
                                                                                  --------------------  --------------------

                                                                                    1997       1996       1997       1996
                                                                                  ---------  ---------  ---------  ---------
Revenues:
    Printing....................................................................       81.7%      74.6%      80.5%      74.7%
    Office products and office furniture........................................       18.3       25.4       19.5       25.3
                                                                                  ---------  ---------  ---------  ---------
      Total revenues............................................................      100.0      100.0      100.0      100.0
Cost of sales:
    Printing....................................................................       56.4       48.5       55.8       49.6
    Office products and office furniture........................................       12.2       15.5       12.7       16.1
                                                                                  ---------  ---------  ---------  ---------
      Total cost of sales.......................................................       68.6       64.0       68.5       65.7
Selling, general and administrative expenses....................................       25.9       27.0       25.6       25.4
                                                                                  ---------  ---------  ---------  ---------
Income from operations..........................................................        5.5        9.0        5.9        8.9
    Interest income.............................................................        0.0        0.1        0.0        0.0
    Interest (expense)..........................................................       (1.6)      (1.2)      (1.5)      (0.9)
    Other income................................................................        0.9        0.7        1.3        0.3
                                                                                  ---------  ---------  ---------  ---------
Income before taxes.............................................................        4.8        8.6        5.7        8.3
    Income tax expense..........................................................       (2.0)      (3.6)      (2.4)      (3.4)
                                                                                  ---------  ---------  ---------  ---------
Net income......................................................................        2.8%       5.0%       3.3%       4.9%
                                                                                  ---------  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------  ---------

Three Months Ended July 31, 1997 Compared to Three Months Ended July 31, 1996

Total revenues increased 77.9% in the third quarter 1997 to $27.9 million from $15.7 in the third quarter 1996. Printing revenue increased 95.0% in the third quarter 1997 to $22.8 million from $11.7 million in the third quarter 1996. Office products and office furniture revenue increased 27.8 % in the third quarter 1997 to $5.1 million from $4.0 million in the third quarter 1996. This was achieved through new acquisitions which accounted for increased printing sales of $9.8 million and increased office products and office furniture sales of $700,000 million. Revenues in existing printing divisions increased by approximately $1.3 million from the quarter ended in 1997 over 1996, due to sales force expansion coupled with increased cross selling among divisions. The existing office products and office furniture divisions revenues increased $400,000 for the same reasons as printing sales.

Total cost of sales increased 90.7% in the third quarter 1997 to $19.1 million from $10.0 million in the third quarter 1996. Printing cost of sales increased 106.8% in the third quarter 1997 to $15.8 million from $7.6 million in the third quarter 1996, due primarily to increased sales volume and the addition of newly acquired divisions with lower sales margins. Office products and office furniture cost of sales increased 40.3% in the third quarter 1997 to $3.4 million from $2.4 million in the third quarter 1996, primarily due to increased sales volume. Selling, general and administrative expenses decreased as a percentage of sales in third quarter 1997 to 25.9% from 27.0% in the third quarter 1996, due to cost containment measures and economies of scale.

Income from operations increased 10.8% in the third quarter 1997 to $1.5 million from $1.4 million in the third quarter 1996. This increase is a result of sales volume increases diluted by shrinking margins and increased sales force and management training costs in newly acquired businesses. Interest expense on a comparative basis increased $271,000 as a result of increased debt. Income taxes approximate 42% for the third quarter 1997 which is consistent with the third quarter 1996. Net income for the third quarter 1997 increased 0.6% to $800,000 from $800,000 in the third quarter 1996.

Nine Months Ended July 31, 1997 Compared to Nine Months Ended July 31, 1996

Total revenues increased 65.3% for the nine months ended July 31, 1997 to $78.2 million from $47.3 for the nine months ended July 31, 1996. Printing revenue increased 78.2% for the nine months ended July 31, 1997 to $63.0 million from $35.4 million for the nine months ended July 31, 1996. Office products and office furniture revenue increased 27.4% for the nine months ended July 31, 1997 to $15.2 million from $12.0 million for the nine months ended July 31, 1996. This was achieved through new acquisitions which accounted for increased printing sales of $26.8 million and increased office products and office furniture sales of $2.4 million. Revenues at existing printing divisions were increased by approximately $800,000 due to the reasons mentioned above. The existing office products and office furniture divisions also experienced a sales increase for this period of $900,000, reflecting improved results achieved through sales training programs.

Total cost of sales increased 72.4% for the nine months ended July 31, 1997 to $53.6 million from $31.1 million for the nine months ended July 31, 1996. Printing cost of sales increased 85.9% for the nine months ended July 31, 1997 to $43.6 million from $23.5 million for the nine months ended July 31, 1996, due primarily to increased sales volume and the addition of newly acquired divisions with lower sales margins. Office products and office furniture cost of sales increased 30.6% for the nine months ended July 31, 1997 to $10.0 million from $7.6 million for the nine months ended July 31, 1996, due to increased sales volume. Selling, general & administrative expenses increased slightly as a percentage of sales in for the nine months ended July 31, 1997 to 25.6% from 25.4% for the nine months ended July 31, 1996, due to increased costs associated with acquisitions.

Income from operations increased 10.2% for the nine months ended July 31, 1997 to $4.7 million from $4.2 million for the nine months ended July 31, 1996. Interest expense on a comparative basis increased $700,000 as a result of increased debt. Income taxes approximate 42% for the for the nine months ended July 31, 1997 which is constant with the nine months ended July 31, 1996. Net income for the for the nine months ended July 31, 1997 increased 13.9% to $2.6 million from $2.3 million for the nine months ended July 31, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

Champion's primary sources of funding for the third quarter 1997 were net income and borrowings. Funds were used primarily for principal payments on debt, the purchase of equipment, the funding of increases in accounts receivable, inventories and accrued expenses, the payment of income taxes and the payment of regular cash dividends.

    Working capital on July 31, 1997 was $19.3 million, an increase of $6.2 million from a year ago. The Company's cash balance was $1.9 million on, July 31 1997, a portion of which was invested in highly liquid instruments with maturities of 90 days or less.

The Company has short term credit facilities with banks permitting aggregate borrowings of $2.9 million. On July 31, 1997, $2.4 million had been drawn under these facilities. The Company's president personally guarantees a credit facility of $800,000. There is no assurance that he will continue to do so.

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

    b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CHAMPION INDUSTRIES, INC.

                                                          /s/ MARSHALL T. REYNOLDS
                                                -------------------------------------------
                                                            Marshall T. Reynolds
           Date: September 12, 1997                President and Chief Executive Officer

                                                          /s/ JOSEPH C. WORTH, III
                                                -------------------------------------------
                                                            Joseph C. Worth, III
           Date: September 12, 1997              Vice President and Chief Financial Officer