Form 10-K405
period 1997-10-31
CHAMPION INDUSTRIES INC
filed 1998-01-30
CIK 19149

FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      For the Fiscal Year Ended October 31, 1997

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                             Commission File No. 0-21084

                              CHAMPION INDUSTRIES, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


West Virginia                              55-0717455
-----------------------------------------  ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

2450 First Avenue
P. O. Box 2968
Huntington, West Virginia                  25728
-----------------------------------------  ------------------------------------
(Address of Principal Executive Offices)   (Zip Code)

Registrant's telephone number, including area code:  (304) 528-2791

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

Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                              ------

The aggregate market value of the voting stock of the registrant held by non-affiliates as of January 15, 1998 was $52,650,572 of Common Stock, $1.00 par value. The outstanding common stock of the Registrant at the close of business on January 15, 1998 consisted of 8,388,445 shares of Common Stock, $1.00 par value.

Total number of pages including cover page - 194.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registration statement on Form S-1 No. 33-54454, filed on November 10, 1992 are incorporated by reference into Part IV, Item 14.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

HISTORY

     Champion Industries, Inc. ("Champion" or the "Company") is a major commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets east of the Mississippi River. The Company's sales offices and production facilities are located in Huntington, Charleston, Parkersburg and Clarksburg, West Virginia; Lexington and Owensboro, Kentucky; Baton Rouge and New Orleans, Louisiana; Cincinnati and Belpre, Ohio; Jackson, Mississippi; Baltimore, Maryland; Kingsport and Knoxville, Tennessee; Timmonsville, South Carolina; Evansville, Indiana; Bridgeville, Pennsylvania; and Asheville, North Carolina. The Company's sales force of approximately 100 salespeople sells printing services, business forms, office products and office furniture.

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

     The Company and its predecessors have been headquartered in Huntington since 1922. Full scale printing facilities, including web presses for manufacturing business forms, and sales and customer service operations are located in Huntington. The Company's Charleston division was established in 1974 through the acquisition of the printing operations of Rose City Press. Sales and customer service operations, as well as the Company's largest pre-press department, are located in Charleston. The Parkersburg division opened in 1977 and was expanded by the acquisitions of Park Press and McGlothlin Printing Company. In addition to sales and customer service operations, this division houses a large full-color printing facility and a state-of-the-art studio, with scanners, electronic color retouching equipment and 4-, 5- and 6-color presses.

     The Lexington division commenced operations in 1983 upon the acquisition of the Transylvania Company. This location includes a pre-press department, computerized composition facilities, a press room and bindery department, as well as sales and customer service operations.

     The Company acquired Stationers, Inc. ("Stationers"), an office products, office furniture and retail bookstore operation located in Huntington in 1987, and consolidated its own office products and office furniture operations with Stationers. On August 30, 1991, Stationers, Inc. sold the assets, primarily inventory and fixtures, of its retail bookstore operation. In July, 1993, Stationer's expanded through acquisition and began operations in Marietta, Ohio, under the name "Garrison Brewer."

     The Bourque Printing division ("Bourque") commenced operations in June, 1993, upon the acquisition of Bourque Printing, Inc. in Baton Rouge, Louisiana. This location includes a pre-press department, computerized composition facilities, a press room with up to 4-color presses and a bindery department as well as sales and customer service operations. Bourque was expanded through the acquisition of Strother Forms/Printing in Baton Rouge in 1993 and through the acquisition of the assets of E. S. Upton Printing Company, Inc. in New Orleans in 1996.

     The Dallas Printing division ("Dallas") commenced operations in September, 1993 upon the acquisition of Dallas Printing Company, Inc. in Jackson, Mississippi. This location includes a pre-press department, computerized composition facilities, a press room with up to 4-color presses and a bindery department as well as sales and customer service operations.

     On November 2, 1993, a wholly-owned subsidiary of the Company chartered to effect such acquisition purchased selected assets of Tri-Star Printing, Inc., a Delaware corporation doing business as "Carolina Cut Sheets" in the manufacture and sale of business forms in Timmonsville, South Carolina. The Company's subsidiary has changed its name to "Carolina Cut Sheets, Inc." Carolina Cut Sheets manufactures single-part business forms for sale to dealers and through the Company's other divisions.

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

     On November 13, 1995, in exchange for $950,000 cash and the issuance of 66,768 shares of its Common Stock, the Company acquired Donihe Graphics, Inc. ("Donihe"), a high-volume color printer based in Kingsport, Tennessee. The Company issued the shares without registration under the Securities Act of 1933 based on exemption from registration pursuant to Section 4(2) of said act and Rule 505 promulgated thereunder, there being four purchasers and all other provisions of such rule being satisfied.

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

     On December 31, 1996, the Company acquired all outstanding capital stock of Interform Corporation ("Interform"), a business form manufacturer in Bridgeville, Pennsylvania, for $2,500,000 cash which was financed by a bank.

     On May 21, 1997, the Company acquired all the issued and outstanding common shares of Blue Ridge Printing Co., Inc. of Asheville, North Carolina and Knoxville, Tennessee ("Blue Ridge"), in exchange for 277,775 shares of the Company's Common Stock. The transaction has been accounted for as a
pooling of interests.   The Company issued the shares without registration
under the Securities Act of 1933 based on exemption from registration pursuant to Section 4(2) of said Act and Rule 506 promulgated thereunder, there being five purchasers and all other provisions of said Rule being satisfied.

BUSINESS

     Champion is a major commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets east of the Mississippi River. The Company's sales force sells a full range of printing services, business forms, office products and office furniture. Management views these sales activities as complementary since frequent customer sales calls required for one of its products or services provide opportunities to cross-sell other products and services. The Company believes it benefits from significant customer loyalty and customer referrals because it provides personal service, quality products, convenience and selection with a one-stop shopping approach.

     The Company's printing services range from the simplest to the most complex jobs, including business cards, books, tags, brochures, posters, tags, 4- to 6- color process printing and multi-part, continuous and snap-out business forms. The Company's state-of-the-art equipment enables it to provide computerized composition, art design, paste-up, stripping, film assembly and color scanner separations. The Company also offers complete bindery and letterpress services. The Company's segmented gross sales of printing services in fiscal 1997 consisted of approximately 41% sheet and tag printing, 29% business forms printing, and 30% process color printing. The printing operations contributed $88 million, or 81.2% of the Company's total revenues for the fiscal year ended October 31, 1997.

     The Company provides a full range of office products and office furniture primarily in the budget and middle price ranges. The Company publishes a catalog of high volume, frequently ordered items purchased directly from manufacturers. These catalog sales account for the bulk of sales volume and afford sales personnel flexibility in product selection and pricing. Medium to large volume customers are offered levels of pricing discounts. In addition, the Company offers a broad line of general office products through major wholesalers' national catalogs. The Company recently introduced an on-line ordering system through software available on a CD-ROM designed and published by the Company. The Company is a member of a major office products purchasing organization. Members benefit from volume discounts, which permit them to offer competitive prices and improve margins. The Company's office furniture business focuses on the budget to middle price range lines, although upscale lines are offered as well. Office products and office furniture operations contributed $20.4 million, or 18.8% of the Company's total revenues, for the fiscal year ended October 31, 1997.

ORGANIZATION

     Champion is organized into sixteen divisions, twelve of which are wholly-owned subsidiaries. The Huntington headquarters provides centralized financial management and administrative services to all divisions. Each division is managed by a division manager who has profit responsibility for the sales and production operations of the division. Division managers report directly to the President of the Company. Their compensation depends primarily on the volume and profit results of their individual operations.

     Commercial Printing
     -------------------

     Ten commercial printing divisions are located in Huntington, Charleston and Parkersburg, West Virginia; Lexington, Kentucky; Baton Rouge and New Orleans, Louisiana; Jackson, Mississippi; Cincinnati, Ohio; Kingsport, Tennessee and Asheville, North Carolina. Each has a sales force, a customer service operation and a pre-press department that serve the customers in their respective geographic areas. Although each customer's interface is solely with its local division's personnel, its printing job may be produced in another division using the equipment most suited to the quality and volume requirements of the job. In this way, for example, Champion can effectively compete for high quality process color jobs in Lexington by selling in Lexington, printing in Cincinnati and binding in Huntington. The full range of printing resources is available to customers in the entire market area without Champion having to duplicate equipment in each area.

     Business Forms
     --------------

     Interform Corporation, doing business as Interform Solutions and located in Bridgeville, Pennsylvania, manufactures business forms and related products which it sells through a network of independent distributors concentrated in Eastern Pennsylvania, New Jersey and metropolitan New York, and directly through its own distributor, the Consolidated Graphics Communications division in Pittsburgh, Pennsylvania.

     Carolina Cut Sheets, Inc., located in Timmonsville, South Carolina, manufactures single sheet business forms which are sold to other commercial printers and dealers and through the Company's other divisions.

     The Huntington, West Virginia division of Chapman Printing Company manufactures single sheet and multi-part, snap-out and continuous business forms for sale through many of the Company's commercial printing divisions.

     Tags
     ----

     U.S. Tag, located in Baltimore, Maryland, manufactures and sells tags used in the manufacturing, shipping, postal, airline and cruise industries throughout the United States through dealers and the Company's other divisions.

     Office Products and Office Furniture
     ------------------------------------

     Stationers, Inc., located in Huntington and Clarksburg (doing business as "Champion Clarksburg"), West Virginia and Belpre, Ohio (doing business as "Garrison Brewer"), provides office products and office furniture primarily to customers in the Company's West Virginia, Ohio and Kentucky market areas. Products are sold by printing division salespeople and delivered in bulk daily to each division, or shipped directly to customers.

     Smith & Butterfield, located in Evansville, Indiana and Owensboro, Kentucky, provides office products and office furniture primarily to customers in the Company's Indiana and Kentucky market areas. Products are sold by Smith & Butterfield sales personnel and delivered to customers daily.

PRODUCTS AND SERVICES

Printing Services
-----------------

     Champion's primary business is commercial printing and business forms manufacturing. The Company, unlike most of its regional competitors, offers the full range of printing production processes, enabling the Company to provide customers a one-stop, one-vendor source without the time and service constraints of subcontracting one or more aspects of production. Major production areas include: (i) printing of business cards, letterhead, envelopes, and one, two, or three color brochures; (ii) process color manufacturing of brochures, posters, advertising sheets and catalogues;
(iii) die cutting and foil stamping; (iv) bindery services, including trimming, collating, folding and stitching the final product; (v) forms printing, encompassing roll-to-roll computer forms, checks, invoices, purchase orders and similar forms in single-part, multi-part, continuous and snap-out formats; (vi) tag manufacturing; and (vii) high volume process color web printing of brochures and catalogs.

     The capabilities of the Company's various printing divisions are stated below.


                                                                                     High
                                   Sales &                                          Volume     Continuous      Cut
                                  Customer                    Sheet       Full       Full       and Snap-     Sheet
Division                           Service     Pre-Press     Printing     Color      Color      out Forms     Forms     Tags
----------------------------------------------------------------------------------------------------------------------------
Huntington                            *            *             *                                  *           *
----------------------------------------------------------------------------------------------------------------------------
Charleston                            *            *
----------------------------------------------------------------------------------------------------------------------------
Parkersburg                           *            *             *          *
----------------------------------------------------------------------------------------------------------------------------
Lexington                             *            *             *
----------------------------------------------------------------------------------------------------------------------------
Borque Printing, Inc.                 *            *             *          *
----------------------------------------------------------------------------------------------------------------------------
Dallas Printing Company, Inc.         *            *             *
----------------------------------------------------------------------------------------------------------------------------
Carolina Cut Sheets, Inc.             *            *                                                            *
----------------------------------------------------------------------------------------------------------------------------
U.S. Tag & Ticket Company, Inc.       *            *             *                                                        *
----------------------------------------------------------------------------------------------------------------------------
Donihe Graphics, Inc.                 *            *                                   *
----------------------------------------------------------------------------------------------------------------------------
Upton Printing                        *            *             *          *
----------------------------------------------------------------------------------------------------------------------------
The Merten Company                    *            *             *          *
----------------------------------------------------------------------------------------------------------------------------
Interform Corporation                 *            *                        *                       *           *
----------------------------------------------------------------------------------------------------------------------------
Blue Ridge Printing Co., Inc.         *            *             *          *
----------------------------------------------------------------------------------------------------------------------------

Office Products and Office Furniture
------------------------------------

     Champion provides its customers with a wide range of product offerings in two major categories: supplies, such as file folders, paper products, pens and pencils, computer paper and laser cartridges; and furniture, including budget and middle price range desks, chairs, file cabinets and computer furniture. Office supplies are sold primarily by Company salespeople through the Company's own catalogs. Most office furniture is sold from catalogs and supplied from in-house stock. Special orders and design projects constitute a small portion of sales.

MANUFACTURING AND DISTRIBUTION

     The Company's pre-press facilities have desktop publishing, typesetting, laser imagesetting and scanning/retouching equipment, and complete layout, design, stripping and plate processing operations. Sheet printing equipment (for printing onto pre-cut, individual sheets) includes single color duplicators, single to six color presses and envelope presses. Rotary equipment (for printing onto continuous rolls of paper) includes multi-color business form web presses, carbon and multi-part collators, and a high speed 5-color half-web press.

Binding equipment consists of hot-foil, embossing and die cutting equipment, perforators, folders, folder-gluers, scoring machines, collator/stitcher/ trimmers for saddle stitching, automatic and manual perfect binders, numbering machines and mailing equipment.

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

     The Company's inventory policy ensures that approximately 60% of the office products items the Company sells are in stock. Another 30% are ordered on a daily basis and received overnight. The remaining 10% are items that come direct from manufacturers and may take one week from placement of order to delivery to customer. Office furniture sales are made primarily from the Company's in-house stock. However, special orders from manufacturers may require up to 90 days for delivery.

CUSTOMERS

     The Company believes that its reputation for quality, service, convenience and selection allows it to enjoy significant loyalty from its customers. Champion's marketing strategy is to focus on manufacturers, institutions, financial services companies and professional firms. Consistent with customary practice in the commercial printing and office products industries, the Company ordinarily does not have long-term contracts with its customers, although a number of high volume customers issue yearly purchase orders. These purchase orders, which are typically for office products but may include printing services, are for firm prices adjustable for paper price changes. Depending upon customer satisfaction with price and service, these purchase orders may be renewed for another year or up to three years without repeating the full bidding process.

     During the fiscal year ended October 31, 1997, no single customer accounted for more than 1% of total revenues. Due to the project-oriented nature of customers' printing requirements, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects.

SUPPLIERS

     The Company has not experienced difficulties in obtaining materials in the past and does not consider itself dependent on any particular supplier for supplies. The Company has negotiated Company-wide paper purchasing agreements directly with paper manufacturers and is a member of a major office products buying group, which management believes provide the Company with a competitive advantage.

COMPETITION

     The markets for the Company's printing services and office products are highly competitive, with success based primarily on price, quality, production capability, capacity for prompt delivery and personal service.

     Champion's printing competitors are numerous and range in size from very large national companies with substantially greater resources than the Company to many smaller local companies. In recent years, despite consolidation within the printing industry, there has been a substantial increase in technological advances in new equipment, resulting in excess capacity and highly competitive pricing. The Company has remained competitive by maintaining its printing equipment at state-of-the-art levels and emphasizing personal attention to customers.

     Large national and regional mail order discount operations provide significant competition in the office products and office furniture business. The economics afforded by membership in a national purchasing association and by purchasing directly from manufacturers, and the high level of personal services to customers contribute substantially to the Company's ability to compete in the office supply and office furniture market segments.

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

GEOGRAPHIC CONCENTRATION AND ECONOMIC CONDITIONS

     The Company's operations and the majority of its customers are located east of the Mississippi River. The Company and its profitability may be more susceptible to the effects of unfavorable or adverse local or regional economic factors and conditions than a company with a more geographically diverse customer base.

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

EMPLOYEES

     On October 31, 1997, the Company had 897 full-time employees.

     The Company's subsidiary, Interform Corporation is party to a collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC on behalf of its Local Union 8263 covering all production and maintenance employees (currently numbering 96) at its Bridgeville, Pennsylvania facility. The Company believes relations with the union and covered employees are good.

EXECUTIVE OFFICERS OF CHAMPION

                            Position and offices with Champion;
Name                  Age   Principal occupation or employment last five years
------------------------------------------------------------------------------

Marshall T. Reynolds   61   President, Chief Executive Officer and Chairman of
                            the Board of Directors of Company from December
                            1992 to present; President and general manager of Harrah and Reynolds, predecessor of the Company from 1964 (and sole shareholder from 1972) to 1993; Director (from 1983 to November 1993) and
                            Chairman of the Board of Directors (from 1983 to
                            November 1993) of Banc One West Virginia
                            Corporation (formerly Key Centurion Bancshares,
                            Inc.)

Michael D. McKinney    44   Vice President and General Sales Manager of
                            Company since September 1995; Vice President and
                            Division Manager - Huntington, of Company from
                            December 1992 to September 1995; Division Manager
                            - Huntington, of Harrah and Reynolds from October
                            1991 to 1992; Division Manager - Lexington, of
                            Harrah and Reynolds from August 1982 to October
                            1991.

William M. Campbell    62   Vice President and Division Manager - Parkersburg,
                            of Company from December 1992 to present; Division
                            Manager - Parkersburg, of Harrah and Reynolds from
                            June 1977 to 1992.

Ronald W. Taylor       40   Vice President and Division Manager - Lexington,
                            of Company from December 1992 to present; Division
                            Manager - Lexington, of Harrah and Reynolds from
                            January 1992 to December 1992; Sales
                            Representative, Lexington Division of Harrah and
                            Reynolds from 1986 to January 1992.

J. Mac Aldridge        56   Vice President of Company and Division Manager -
                            Huntington since September 1995; Vice President and Division Manager - Stationers, of Company since December 1992; President and General Manager of Stationers since November 1989; Sales
                            Representative of Huntington Division of Harrah and Reynolds from July 1983 to October 1989.

Gary A. Blackshire     45   Vice President and Division Manager - Charleston,
                            of Company since December 1992; Division Manager -
                            Charleston, of Harrah and Reynolds from April 1992 to December 1992; Sales Representative of
                            Charleston Division of Harrah and Reynolds from
                            1975 until April 1992.

R. Douglas McElwain    50   Vice President and Division Manager - Bourque
                            Printing, of Company since December 1993; General
                            Manager of Bourque Printing from June 1993 to
                            December 1993; Sales Representative of Charleston
                            Division of Harrah and Reynolds and Company from 1986 until June 1993.

                            Position and offices with Champion;
Name                  Age   Principal occupation or employment last five years
------------------------------------------------------------------------------

David G. Pilcher       55   Vice President of Company since April, 1997;
                            President of Interform Corporation since January,
                            1995; President of Printing Center Media (Fort
                            Worth, Texas) from 1989 to 1995.

L. David Brumfield     60   Vice President and Division Manager - Dallas
                            Printing since May, 1997; President and General
                            Manager, Radisson Hotel, Huntington, from 1992 to
                            1997.

Joseph C. Worth, III   48   Vice President and Chief Financial Officer of
                            Company since June 1992.

Toney K. Adkins        48   Vice President of Company since November, 1995;
                            President, KYOWVA Corrugated Container Company,
                            Inc. from 1991 to 1996.

Walter R. Sansom       68   Secretary of Company since December 1992;
                            Production Coordinator of Company since December
                            1992 and of Harrah and Reynolds from August 1968 to December 1992.


ITEM 2 - PROPERTIES

     The Company conducts its operations from 20 different physical locations, 14 of which are leased, and 6 of which are owned in fee simple by Company subsidiaries. The properties leased, and certain of the lease terms, are set forth below:


                                Division occupying        Square                       Expiration
Property                             property              feet      Annual rental       of term
---------------------------------------------------------------------------------------------------

2450 1st Avenue                 Champion headquarters     85,000        $116,400           2008
Huntington, West Virginia(1)    and Chapman Printing -
                                Huntington

1945 5th Avenue                 Stationers                37,025          60,000           2007
Huntington, West Virginia(1)

615-619 4th Avenue              Stationers                59,641          21,600           2003
Huntington, West Virginia(1)

405 Ann Street                  Chapman Printing -        36,614          57,600           2003
Parkersburg, West Virginia(1)   Parkersburg

1563 Hansford Street            Chapman Printing -        21,360          49,920           2003
Charleston, West Virginia(1)    Charleston


                                Division occupying        Square                       Expiration
Property                             property              feet      Annual rental       of term
---------------------------------------------------------------------------------------------------

890 Russell Cave Road           Chapman Printing -        20,135          57,600           2000
Lexington, Kentucky(1)          Lexington

214 Stone Road                  Stationers - Garrison     15,146          42,000           1999
Belpre, Ohio(1)                 Brewer

2800 Lynch Road                 Smith & Butterfield       42,375         116,640           1999
Evansville, Indiana(1)

113-117 East Third St.          Smith & Butterfield        8,500          14,400           2002
Owensboro, Kentucky(1)

1901 Mayview Road               Interform Corporation    120,000         316,000           2003
Bridgeville, Pennsylvania(1)

736 Carondelet Street           Upton Printing            15,000          62,700           2000
New Orleans, Louisiana

1515 Central Parkway            The Merten Company        40,000          97,200           2001
Cincinnati, Ohio(1)

2217 Robb Street                U.S. Tag                  26,000          52,000           2000
Baltimore, Maryland(1)

Palmetto Industrial Park        Carolina Cut Sheets       16,200          35,724         monthly
Timmonsville, S. Carolina

(1) Lease is "triple net", whereby Company pays for all utilities, insurance, taxes, repairs and maintenance, and all other costs associated with properties.

     The Dallas Printing Division owns, and operates from, a single-story masonry structure of approximately 19,600 square feet at 321-323 East Hamilton Street, Jackson, Mississippi.

     The Bourque Printing Division owns, and operates from, a single-story building of approximately 18,501 square feet at 13112 South Choctaw Drive, Baton Rouge, Louisiana.

     Stationers' Clarksburg operation is conducted from a single-story masonry building of approximately 20,800 square feet owned by the Company at 700 N. Fourth Street, Clarksburg, West Virginia.

     Donihe owns, and operates from, a single-story steel building of approximately 38,500 square feet situated on roughly 14.5 acres at 766 Brookside Drive, Kingsport, Tennessee.

    Blue Ridge owns, and operates from (i) a two-story masonry building of approximately 9,066 square feet and a contiguous 1,692 square foot former residential structure at 544 and 560 Haywood Road, Asheville, North Carolina, and (ii) a two-story steel building of approximately 12,500 square feet on approximately 3 acres at 1485 Amherst Road, Knoxville, Tennessee.

ITEM 3 - LEGAL PROCEEDINGS

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Champion common stock has traded in the over-the-counter market on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") National Market System since the Offering under the symbol "CHMP".

     The following table sets forth the high and low closing prices for Champion common stock for the period indicated. The range of high and low closing prices are based on data from NASDAQ, and do not include retail mark-up, mark-down or commission.

                             Fiscal 1996                Fiscal 1997
                          -----------------          -----------------
                           High       Low             High       Low

     First Quarter        $15.52     $13.12          $19.40     $17.00
     Second quarter        16.60      12.80           19.75      17.00
     Third quarter         15.40      13.60           19.50      16.13
     Fourth quarter        18.00      13.60           19.25      18.00

     At the close of business on January 15, 1998, there were 541 shareholders of record of Champion Common Stock.

     The following table sets forth the quarterly dividends per share declared on Champion common stock.

                             Fiscal 1996     Fiscal 1997     Fiscal 1998
                             -------------------------------------------

     First quarter              $.032           $.040           $.050
     Second quarter              .040            .050             --
     Third quarter               .040            .050             --
     Fourth quarter              .040            .050             --

                     SELECTED CONSOLIDATED FINANCIAL DATA

     The Consolidated Income Statement and Balance Sheet Data of the Company set forth below at and for the years ended October 31, 1993 through 1997 have been derived from the audited Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with the Consolidated Financial Statements of the Company (and notes thereto) appearing elsewhere herein and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."
In 1997, the Company acquired all the outstanding common stock of Blue Ridge. This combination has been accounted for as a pooling of interests. Accordingly, all prior period financial information has been restated as though they had always been combined.

                                                                        Year Ended October 31,
                                                      ---------------------------------------------------------
                                                         1993        1994        1995        1996        1997
                                                         ----        ----        ----        ----        ----
                                                           (In thousands, except share and per share data)

INCOME STATEMENT DATA:
Revenues:
  Printing.......................................     $  22,899   $  30,001   $  35,371   $  49,242   $  87,979
  Office products and office furniture...........        10,691      13,229      14,532      17,115      20,406
                                                      ---------   ---------   ---------   ---------   ---------
       Total revenues............................        33,590      43,230      49,903      66,357     108,385
Cost of sales:
  Printing.......................................        13,478      17,755      22,251      33,015      59,850
  Office products and office furniture...........         6,836       8,605       9,670      11,077      13,289
                                                      ---------   ---------   ---------   ---------   ---------
       Total cost of sales.......................        20,314      26,360      31,921      44,092      73,289
Selling, general and administrative expense......        10,155      12,486      12,788      16,197      28,079
                                                      ---------   ---------   ---------   ---------   ---------
Income from operations...........................         3,121       4,384       5,194       6,068       7,167
  Interest income................................           129          67          11          25          20
  Interest expense...............................          (140)       (132)       (252)       (693)     (1,586)
  Other income...................................            69         212         113         224         737
                                                      ---------   ---------   ---------   ---------   ---------
Income before income taxes.......................         3,179       4,531       5,066       5,624       6,338

  Income taxes...................................        (1,278)     (1,859)     (2,060)     (2,252)     (2,571)
                                                      ---------   ---------   ---------   ---------   ---------
Net income.......................................     $   1,901   $   2,672   $   3,006   $   3,372   $   3,768
                                                      =========   =========   =========   =========   =========
Earnings per share...............................     $     .26   $     .33   $     .37   $     .40   $     .45
                                                      =========   =========   =========   =========   =========
Weighted average shares outstanding..............     7,299,035   8,098,799   8,176,716   8,356,032   8,441,083
Cash dividends per share.........................     $    .041   $    .098   $    .122   $    .152   $     .19

                                                                                    At October 31,
                                                      ---------------------------------------------------------
                                                         1993        1994        1995        1996        1997
                                                         ----        ----        ----        ----        ----
BALANCE SHEET DATA:
Working capital..................................     $   9,603   $  10,040   $  11,148   $  13,579   $  18,935
Total assets.....................................        21,050      25,690      28,643      44,063      60,346
Current portion of long term debt................           484         538       1,077       2,437       4,244
Long-term debt, net of current portion...........         1,131       1,124       2,405       7,561      15,156
Shareholders' equity.............................        15,027      17,739      19,794      24,641      26,850

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a commercial printing, business form manufacturing and office products and office furniture supplier in regional markets east of the Mississippi. The Company has grown primarily through strategic acquisitions and internal growth. Through such growth, the Company has realized economies of scale and operational efficiencies.

     The Company's largest acquisition since the Offering was the purchase of Interform on December 31, 1996. The addition of Interform's sales in the business forms segment has increased the printing component of the Company's revenue mix. Through sales to independent distributors, and through it's own distributor, Consolidated Graphic Communications, Interform provides the Company's manufacturing divisions access to the large northeastern markets of Pennsylvania, New Jersey and New York.

     The Company's most recent acquisition was the addition of Blue Ridge Printing Co., Inc. located in Asheville, North Carolina and Knoxville, Tennessee. Blue Ridge is a premier commercial color printer specializing in sales to and through advertising agencies. A portion of its sales utilize the proprietary QuadRaster [trademark symbol] technology which creates color printing of significantly higher resolution and impact than traditional color imaging methods. This technology provides the opportunity for increased sales of high-end color jobs throughout the Company.

     The Company's net revenues consist primarily of sales of commercial printing, business forms, tags, other printed products, office supplies, office furniture, data products and office design services. Revenues are recognized by the Company when products are shipped or services are rendered to the customer. The Company's revenues are subject to quarterly fluctuations caused by variations in demand for its products.

     The Company's cost of sales primarily consist of raw materials, including paper, ink, pre-press supplies and purchased office supplies, furniture and data products, and manufacturing costs including direct labor, indirect labor and overhead. Significant factors affecting the Company's cost of sales include the costs of paper (in both printing and office supplies) and other raw materials, and the costs of labor.

     The Company's operating costs consist of selling, general and administrative components. These costs include salaries and commissions for sales personnel, and salaries and wages for customer service, accounting, administrative and executive personnel.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated information derived from the Company's Consolidated Income Statements, including certain information presented as a percentage of total revenues. In 1997, the Company acquired all the outstanding common stock of Blue Ridge. This combination has been accounted for as a pooling of interests. Accordingly, all prior period financial information has been restated as though they had always been combined.


                                                                         Year Ended October 31,
                                                                            ($ in thousands)
                                                     -------------------------------------------------------------
                                                           1997                  1996                  1995
                                                           ----                  ----                  ----

Revenues:
  Printing......................................     $ 87,979    81.2%     $ 49,242    74.2%     $ 35,371    70.9%
  Office products and office furniture..........       20,406    18.8        17,115    25.8        14,532    29.1
                                                     --------   -----      --------   -----      --------   -----
        Total revenues..........................      108,385   100.0        66,357   100.0        49,903   100.0

Cost of sales:
  Printing......................................       59,850    55.2        33,015    49.8        22,251    44.6
  Office products and office furniture..........       13,289    12.3        11,077    16.7         9,670    19.4
                                                     --------   -----      --------   -----      --------   -----
       Total cost of sales......................       73,139    67.4        44,092    66.5        31,921    64.0

Selling, general and administrative expenses....       28,079    25.9        16,197    24.4        12,788    25.6
                                                     --------   -----      --------   -----      --------   -----
Income from operations..........................        7,167     6.6         6,068     9.1         5,194    10.4
  Other income (expense):
    Interest income.............................           20     0.0            25     0.0            11     0.0
    Interest expense............................       (1,586)   (1.4)         (693)   (1.0)         (252)   (0.5)
    Other income................................          737     0.7           224     0.4           114     0.2
                                                     --------   -----      --------   -----      --------   -----
Income before income taxes......................        6,337     5.9         5,624     8.5         5,066    10.1
  Income taxes..................................       (2,571)   (2.4)       (2,251)   (3.4)       (2,059)   (4.1)
                                                     --------   -----      --------   -----      --------   -----
Net income......................................     $  3,767     3.5%     $  3,372     5.1%     $  3,006     6.0%
                                                     ========   =====      ========   =====      ========   =====

The following discussion and analysis presents the significant changes in the financial position and results of operations of the Company and should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere herein.

Year Ended October 31, 1997 Compared to Year Ended October 31, 1996
-------------------------------------------------------------------
Revenues
--------
     Total revenues increased 63.3% in fiscal 1997 to $108.4 million from $66.4 in fiscal 1996. Printing revenue increased 78.7% in fiscal 1997 to $88.0 million from $49.2 million in 1996. Office products and office furniture revenue increased 19.2 % in fiscal 1997 to $20.4 million from $17.1 million in fiscal 1996. This was achieved through new acquisitions which accounted for increased printing sales of $34.3 million and increased office products and office furniture sales of $3.3 million. The office products and office furniture change in sales ws also impacted by a one-time furniture sale totaling $500,000 in 1996.

Cost of Sales
-------------

     Total cost of sales increased 65.9% in fiscal 1997 to $73.1 million from $44.1 million in fiscal 1996. Printing cost of sales increased 81.3% in fiscal 1997 to $59.9 million from $33.0 million in fiscal 1996, due primarily to sales volume and the impact of newly acquired divisions with lower sales margins. Office products and office furniture cost of sales increased 20.0% in fiscal 1997 to $13.3 million from $11.1 million in fiscal 1996, primarily due to sales volume.

Operating Expenses and Income
-----------------------------

     Selling, general and administrative expenses increased as a percentage of sales in fiscal 1997 to 25.9% from 24.4% in fiscal 1996 due to increased costs associated with acquisitions. For the reasons stated above, income from operations increased 18.1% in fiscal 1997 to $7.2 million from $6.1 million in fiscal 1996.

Other Income/Expense
--------------------

     Interest expense increased $894,000 from $0.7 million in fiscal 1996 to $1.6 million in fiscal 1997 as a result of the debt assumed in the Interform acquisition. Other income increased from $224,000 in fiscal 1996 to $737,000 in fiscal 1997 due primarily to a $330,000 one-time recognition of deferred gain from the previous sale of Stationers, Inc.'s bookstore operations, $131,000 of fee payments from distributors to Interform and a $141,500 one-time positive resolution of the disposal of Interform's Lock Haven, Pennsylvania operation.

Net Income
----------
     Income taxes in fiscal 1997 increased slightly to 40.6% from 40.0% in fiscal 1996 due to the Company's expansion into states with higher tax rates. For the reasons stated above, net income for fiscal 1997 increased 11.7% to $3.8 million, or $0.45 per share, from $3.4 million, or $0.40 per share, in fiscal 1996.

Year Ended October 31, 1996 Compared to Year Ended October 31, 1995
-------------------------------------------------------------------
Revenues
--------

     Total revenues increased 33.0% in fiscal 1996 to $66.4 million from $49.9 million in fiscal 1995. Printing revenue increased 39.2% in fiscal 1996 to $49.2 million from $35.4 million in 1995. Office products and office furniture revenue increased 17.8 % in fiscal 1996 to $17.1 million from $14.5 million in fiscal 1995. This was achieved through new acquisitions which accounted for increased printing sales of $12.6 million and increased office products and office furniture sales of $1.7 million. The office products and office furniture divisions also experienced $900,000 of sales growth due to increased sales efforts and a one-time furniture sale totaling $500,000.

Cost of Sales
-------------

     Total cost of sales increased 38.1% in fiscal 1996 to $44.1 million from $31.9 million in fiscal 1995. Printing cost of sales increased 48.4% in fiscal 1996 to $33.0 million from $22.3 million in fiscal 1995, due primarily to sales volume and the addition of newly acquired divisions with lower sales margins. Office products and office furniture cost of sales increased 14.5% in fiscal 1996 to $11.1 million from $9.7 million in fiscal 1995, primarily due to sales volume.

Operating Expenses and Income
-----------------------------

     Selling, general and administrative expenses declined as a percentage of sales in fiscal 1996 to 24.4% from 25.6% in fiscal 1995 due to cost controls implemented by management and spreading overhead expenses over increasing revenues. For the reasons stated above, income from operations increased 16.8% in fiscal 1996 to $6.1 million from $5.2 million in fiscal 1995.

Other Income/Expense
--------------------
    Interest expense on a comparative basis increased $441,000 as a result of increased debt.

Net Income
----------

     Income taxes remained relatively constant at about 40%. For the reasons stated above, net income increased 12.2% to $3.4 million, or $0.40 per share, for fiscal 1996, from $3.0 million, or $0.37 per share, in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its acquisitions, capital expenditures and working capital through cash generated from operating activities and debt. At October 31, 1997 working capital was $19.0 million compared to $13.6 million at October 31, 1996. Working capital was increased by the addition of positive working capital of acquired businesses. At October 31, 1996, working capital was $13.6 million compared to $11.1 million at October 31, 1995. Working capital was positively impacted by acquired businesses in 1997 and 1996. In the event the Company seeks to accelerate internal growth or make additional acquisitions, additional financing would be necessary.

Cash Flows from Operating Activities
------------------------------------

     Cash flows from operations for the years ended October 31, 1997, 1996 and 1995 were $2.0 million , $3.3 million, and $500,000. The 1997 cash flows from operations decreased primrily as a result of investment in inventories to support increased sales. The 1996 cash flows from operations increased as a result of increased net income, depreciation expense, deferred income taxes, accrued income taxes and accounts receivable and decreased accounts payable.

Cash Flows from Investing and Financing Activities
--------------------------------------------------

     Cash flows (used in)/provided by financing activities for the years ended October 31, 1997, 1996, 1995 were ($1.5 million), $1.5 million and ($600,000).
Cash flows used in investing activities for the years ended October 31, 1997, 1996 and 1995 were ($2.0 million), ($3.8 million) and ($3.5 million). Acquisitions of businesses and capital equipment in 1997 were funded from working capital, long-term debt and the issuance of common stock.
Acquisitions of businesses and capital equipment in 1996 were funded from working capital, long-term debt and issuance of common stock. The primary source of funding in 1995 was working capital and long-term debt. Equipment and vehicles have generally been financed through leases. During the past three years, capital equipment has been financed through long term debt and capital leases. Dividends paid in fiscal years 1997, 1996 and 1995 were $1.6 million, $1.2 million and $1.0 million.

INFLATION AND ECONOMIC CONDITIONS

     Management believes that the effect of inflation on the Company's operations has not been material and will continue to be immaterial for the foreseeable future. The Company does not have long term contracts; therefore, to the extent permitted by competition, it has the ability to pass through to its customers most cost increases resulting from inflation, if any.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


PART III

ITEM 10 - DIRECTORS OF THE REGISTRANT


Name, Age, Position and Offices
with Company and Year Became Director     Principal Occupations for Past Five Years
-------------------------------------     ---------------------------------------------------------
Robert H. Beymer - 70                     President of First Sentry Bank, Huntington, West Virginia
Director - 1992                           from 1996 to present; General Partner, Eastern Heights
                                          Shopping Center, Ltd., from 1976 to present; Consultant
                                          to One Valley Bank of Huntington (Huntington, West
                                          Virginia) from 1986 to 1993; President of First Guaranty
                                          Bank (Hammond, Louisiana) from December 1992 to June
                                          1994; Director of Stationers, Inc. (a Company subsidiary)
                                          from 1990 to present.


Name, Age, Position and Offices
with Company and Year Became Director     Principal Occupations for Past Five Years
-------------------------------------     ---------------------------------------------------------
Philip E. Cline - 64                      Since January 1, 1997; President, Chief Executive Officer
Director - 1992                           and Director, Broughton Foods Company, Interim President
                                          and Chief Executive Officer, Broughton Foods Company from
                                          November, 1996 to January 1, 1997; Consultant from
                                          January, 1996 to November, 1996; Executive Vice President
                                          (1995 to 1996), Vice President and Treasurer (1968 to
                                          1995) of J. H. Fletcher & Co. (manufacturer of
                                          underground mining equipment); Director of Banc One West
                                          Virginia Corporation (formerly Key Centurion Bancshares,
                                          Inc.) from 1983 to present.

Harley F. Mooney, Jr. - 69                Brig. Gen. U.S. Army (Ret.), Managing Partner, Mooney-
Director - 1992                           Osborne & Associates (management consulting) from 1985 to
                                          present; Director of Stationers, Inc. (a Company
                                          subsidiary) from 1989 to present; consultant to
                                          Stationers, Inc. from 1988 to 1990; consultant to The
                                          Harrah and Reynolds Corporation since 1988; Director of
                                          Ohio River Bank, Ironton, Ohio from 1995 to present.

Todd L. Parchman - 43                     Partner, Parchman, Vaughan & Company (investment bankers)
Director - 1993                           since May, 1996; Senior Vice President (from 1990 to May,
                                          1996) and Director (from 1994 until May, 1996), Ferris,
                                          Baker Watts, Incorporated.

A. Michael Perry - 61                     President (from 1983 to December 1993), Chief
Director - 1992                           Executive Officer (from 1983 to present) and Chairman
                                          of Board from November 1993 to present of Banc One West
                                          Virginia Corporation (formerly Key Centurion Bancshares,
                                          Inc.).

Marshall T. Reynolds - 61                 President, Chief Executive Officer and Chairman of the
President and Chief Executive Officer,    Board of Directors of Company from 1992 to present;
Director and Chairman of the Board of     President and general manager of The Harrah and Reynolds
Directors - 1992                          Reynolds Corporation, predecessor of the Company from
                                          1964 (and sole shareholder from 1972) to 1993; Chairman
                                          of the Board of Directors, Broughton Foods Company since
                                          November 1996; Director (from 1983 to November 1993) and
                                          Chairman of the Board of Directors (from 1983 to November
                                          1993) of Banc One West Virginia Corporation (formerly Key
                                          Centurion Bancshares, Inc.).


Name, Age, Position and Offices with
with Company and Year Became Director     Principal Occupations for Past Five Years
-------------------------------------     ---------------------------------------------------------
Neal W. Scaggs - 61                       President, Baisden Brothers, Inc. (retail and wholesale
Director - 1992                           hardware) from 1963 to present; Director of Banc One West
                                          Virginia Corporation (formerly Key Centurion Bancshares,
                                          Inc.) from 1984 to present.


Glenn W. Wilcox, Sr. - 66                 Chairman of the Board of Directors of Wilcox Travel
Director - 1997                           Agency, Inc. since 1953; Chairman of the Board of
                                          Directors (since 1974) and President (from 1974 to 1977)
                                          of Blue Ridge Printing Co., Inc.

     Mr. Reynolds is chairman of the board of directors of Premier Financial Bancorp, Inc., of Georgetown, Kentucky, which has a class of securities registered pursuant to the Securities Exchange Act of 1934. Mr. Reynolds is a director of Abigail Adams National Bancorp, Inc., of Washington, DC, which has a class of securities registered pursuant to the Securities Exchange Act of 1934.

     Mr. Reynolds is chairman of the board of directors, Mr. Cline is president, chief executive officer and a director and Mr. Scaggs is a director of Broughton Foods Company, of Marietta, Ohio, which has a class of securities registered pursuant to the Securities Exchange Act of 1934.

     Mr. Reynolds and Mr. Beymer are directors of First Guaranty Bank of Hammond, Louisiana, which has a class of securities registered pursuant to the Securities Exchange Act of 1934.

     Mr. Parchman is a director of Morgan Group, Inc., which has a class of securities registered pursuant to the Securities Exchange Act of 1934. Ferris, Baker Watts, Incorporated, of which Mr. Parchman was an officer and director until May, 1996, served as representative of the several underwriters involved in the January 1993 public offering of Company Common Stock. Pursuant to agreement among Mr. Reynolds, the Company and Ferris, Baker Watts, Incorporated, Mr. Parchman was appointed to the Company's Board of Directors at the closing of such offering.

                 DIRECTOR MEETINGS, COMMITTEES AND ATTENDANCE

     The Board of Directors has two standing committees, a Compensation Committee and an Audit Committee.

     The Compensation Committee reviews and recommends to the Board the compensation and employee benefits of officers of the Company and administers the 1993 Stock Option Plan. The Compensation Committee did not meet during fiscal 1997, and currently consists of Messrs. Beymer, Mooney and Perry.

     The Audit Committee meets with the Company's management, independent auditors and internal accountants, reviews the accounting principles and the scope and control of the Company's financial reporting practices, and makes reports and recommendations to the Board with respect to audit matters. The Audit Committee met 2 times during fiscal 1997, and currently consists of Messrs. Cline, Parchman and Scaggs.

     The Board does not have a nominating committee, as nominations are made by the Board as a whole.

     During fiscal 1997, there were 10 meetings of the Company Board of Directors. All directors attended 75% or more of the aggregate of meetings of the Board and their committees held during their respective terms.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during fiscal year 1997 all filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11 - EXECUTIVE COMPENSATION

                    COMPENSATION OF DIRECTORS AND OFFICERS

COMPENSATION OF DIRECTORS

     Company directors who are not employees of the Company are paid a director's fee of $500 per Company Board meeting attended and $100 per committee meeting attended. In addition, Company directors Robert H. Beymer and Harley F. Mooney, Jr. were each paid directors' fees of $500 per Stationers, Inc. Board meeting attended, for total Stationers, Inc. directors' fees of $6,000 each in fiscal year 1997. The Company reimbursed directors Todd
L. Parchman and Glenn W. Wilcox, Sr. for their travel expenses incurred in attendance at monthly Board meetings, aggregating $4,977 and $162, respectively, in fiscal year ended October 31, 1997.

     The Company's Blue Ridge Printing Co., Inc. subsidiary ("Blue Ridge") is party to a Deferred Compensation Agreement dated July 1, 1993 and a Split-Dollar Life Insurance Agreement dated July 1, 1992 with Company director Glenn W. Wilcox, Sr., who was the principal shareholder and chairman of the board of directors of Blue Ridge prior to the Company's acquisition of Blue Ridge in May of 1997. Pursuant to the Deferred Compensation Agreement, if
Mr. Wilcox is employed by Blue Ridge upon attaining age 69, Blue Ridge has agreed to pay him (or his designated beneficiary in the event of his death after retirement prior to receiving all benefits) an annual retirement benefit of $50,000 for ten years. Blue Ridge may prepay its obligations in whole or part at a discounted rate.

     In the event Mr. Wilcox dies while employed by Blue Ridge prior to commencement of payments under the Deferred Compensation Agreement, no benefits will be payable thereunder, but death benefits will be paid under the Split-Dollar Life Insurance Agreement. Pursuant to that Agreement, Blue Ridge pays annual premiums on a policy of life insurance owned by Mr. Wilcox. At Mr. Wilcox's death, or termination of the Agreement, as therein provided, Blue Ridge is entitled to receive from the proceeds of such policy the aggregate premiums paid by it less that portion of the annual premium taxable to Mr. Wilcox, with Mr. Wilcox or his beneficiaries being entitled to the balance of proceeds.

COMPENSATION OF EXECUTIVE OFFICERS

     Summary of Cash and Certain Other Compensation
     ----------------------------------------------
     The following table shows, for the fiscal years ended October 31, 1995, 1996 and 1997, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to each of the five most highly compensated executive officers of the Company in all capacities in which they served:

                          SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------
                                                                 Long Term
                                       Annual Compensation      Compensation
                                                                   Awards
               (a)                    (b)      (c)      (d)          (g)             (i)

                                                                                 All other
Name and Principal Position          Year    Salary    Bonus     Options(1)    Compensation(2)
                                               ($)      ($)          (#)             ($)
Marshall T. Reynolds                 1997   150,000     -0-          -0-              78
President and Chief                  1996   150,000     -0-          -0-             134
Executive Officer, Chairman          1995   150,000     -0-          -0-             134
of the Board of Directors

Gary A. Blackshire                   1997    50,016   131,608       2,500            150
Vice President, Division Manager     1996    50,016   108,006       3,125            150
                                     1995    50,016    92,540       3,906            150

David G. Pilcher,(3)                 1997   160,000     -0-          -0-             -0-
Vice President, Division Manager

J. Mac Aldridge,                     1997    50,016   104,913       2,500            150
Vice President, Division Manager     1996    50,016   102,909       3,125            150
                                     1995    50,016   101,440       3,906            150

R. Douglas McElwain,                 1997    50,016    94,581       2,500            150
Vice President, Division Manager     1996    50,467    80,000       3,125            150
                                     1995    50,016    99,402       3,906            150

  (1) All options are granted at the market price of Company common stock on the date of the grant. Pursuant to the anti-dilution provisions of the Company's 1993 Stock Option Plan, all share amounts and exercise prices have been adjusted, as appropriate, for stock dividends and stock splits paid on Company common stock through October 31, 1997.

  (2) This item consists of matching contributions by the Company to its 401(k) Plan on behalf of each of the named executives to match pre-tax elective deferral contributions (included under Salary) made by each to such plan. Participation in the 401(k) Plan is open to any employee of the Company on the first day of the thirteenth month following employment. Participants may contribute 2% of their annual compensation, up to a maximum of $300 per year.

  (3)  Mr. Pilcher's employment with the Company commenced on December 31,
       1996.

                   OPTION GRANTS IN LAST FISCAL YEAR - 1997


                            Number of          % of total                                  Potential realizable value
                            securities           options                                     at assumed annual rates
                            underlying         granted to       Exercise                          of stock price
                         options granted        employees         price      Expiration      appreciation for option
Name                     Type(1)     #       in fiscal year     ($/share)       date                term(2)
                                                                                           0%($)     5%($)     10%($)
Marshall T. Reynolds     ISO      -0-
President and Chief      NQSO     -0-
  Executive Officer,     ----    -----
  Chairman of the        TOTAL    -0-             N/A              N/A          N/A        N/A       N/A       N/A
  Board of Directors

Gary A. Blackshire       ISO     2,500
Vice President,          NQSO     -0-
  Division Manager       ----    -----
                         TOTAL   2,500            7.1%           $17.90      12/16/2001    -0-      12,364     27,320

David G. Pilcher         ISO      -0-
Vice President,          NQSO     -0-
  Division Manager       ----    -----
                         TOTAL    -0-             N/A              N/A          N/A        N/A       N/A       N/A

J. Mac Aldridge          ISO     2,500
Vice President,          NQSO     -0-
  Division Manager       ----    -----
                         TOTAL   2,500            7.1%           $17.90      12/16/2001    -0-      12,364     27,320

R. Douglas McElwain      ISO     2,500
Vice President,          NQSO     -0-
  Division Manager       ----    -----
                         TOTAL   2,500            7.1%           $17.90      12/16/2001    -0-      12,364     27,320

(1) Incentive Stock Option (ISO) or Non-qualified Stock Option (NQSO). These options were granted on December 16, 1996, and vested immediately. Options have a term of five years and are exercisable at any time during such five years as to any or all options, conditioned upon optionee's employment by Company at time of exercise (or exercise within 90 days following termination of employment due to death or disability). As a result of the Company's 25% stock dividend, treated as a 5 for 4 stock split, paid on January 27, 1997, the number of shares subject to option and exercise price were adjusted from 2,000 shares and $22.38 to 2,500 shares and $17.90, respectively.

(2) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent assumed annual rates of appreciation, at 0%, 5% and 10%, for the 5 year option term, based on Securities and

     Exchange Commission rules, and do not represent the Company's estimate or projection of the price of the Company's Common Stock in the future. Additionally, these values do not take into account certain provisions of the options providing for termination of the options following termination of employment. Actual gains, if any, on stock option exercises depend upon the actual future performance of the Company's Common Stock. Accordingly, the potential realizable values set forth in this table may not be achieved.

     The following table shows the number of shares covered by both exercisable and non-exercisable stock options as of October 31, 1997. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the fiscal year-end price of Company Common Stock.


              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

                         AND FY-END OPTION/SAR VALUES


(A)                            (B)                    (C)                   (D)                    (E)
                                                                         Number of        Value of Unexercised
                                                                        Unexercised           In-the-Money
                                                                      Options/SARs at        Options/SARs at
                                                                         FY-End(#)            FY-End($)(2)

                         Shares Acquired                                Exercisable/           Exercisable/
Name                     on Exercise(#)      Value Realized($)(1)      Unexercisable          Unexercisable

Marshall T. Reynolds
 President and Chief
 Executive Officer,
 Chairman of the
   Board of Directors          -0-                    -0-                   -0-                    -0-

Gary A. Blackshire
 Vice President,
   Division Manager            -0-                    -0-                 14,414/0             $97,974/0

David G. Pilcher
 Vice President,
   Division Manager            -0-                    -0-                   -0-                    -0-

J. Mac Aldridge
 Vice President,
   Division Manager            -0-                    -0-                 14,414/0             $97,974/0

R. Douglas McElwain
 Vice President,
   Division Manager            -0-                    -0-                 14,414/0             $97,974/0


(1) Aggregate market value of the shares covered by the option less the aggregate price paid by the executive.

(2) Market value of shares covered by in-the-money options on October 31, 1997 (based on $18.63 per share, the closing price of Company Common Stock on the NASDAQ Stock Market on October 31, 1997), less option exercise prices. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price. All options are granted at the market price of Company common stock on the date of the grant. Pursuant to the anti-dilution provisions of the Company's 1993 Stock Option Plan, all share amounts and exercise prices have been adjusted, as appropriate, for stock dividends and stock splits paid on Company common stock through October 31, 1997.


            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Mr. Reynolds' $150,000 salary for fiscal year 1997 was equal to the base salary established in his former employment agreement with the Company. This salary was based upon Mr. Reynolds' extensive experience in the commercial printing industry and the desirability of maintaining the availability of his services for the Company. It is not tied to any objective standards of Company's stock performance or earnings in fiscal year 1997. The Compensation Committee believes the base salary is appropriate in light of, among other factors, the Company's revenue growth of approximately 63%, net income growth of approximately 12%, and return on equity of approximately 14% for the year as well as Mr. Reynolds' efforts in successfully leading the Company and in directing its acquisition program in 1997. Mr. Reynolds' employment agreement provided that he will receive such annual bonus as may be determined by the Compensation Committee. He requested that the Compensation Committee not consider or grant any such bonus for fiscal year 1997, and no bonus was granted.

     With respect to the salaries and other compensation of the Company's executive officers (other than Mr. Reynolds), the Compensation Committee believes that Mr. Reynolds, as Chief Executive Officer, is in the best position to establish such compensation and acts upon his recommendations.
The Company's compensation package for executive officers consists of base salary plus the opportunity to earn a cash bonus and discretionary stock options. The base salaries are set at levels Mr. Reynolds believes sufficient to attract and retain qualified executives. Cash bonuses are based upon net profit of each of the Company's divisions for which each executive officer is responsible, as well as Mr. Reynolds' assessment of the executive's individual performance and level of responsibility. Stock options are intended to attract and retain executive management by affording them an opportunity to receive additional compensation based upon performance of the Company=s Common Stock, and are based upon Mr. Reynolds' assessment of each executive officer's overall performance.

     Members of the Compensation Committee:

               Robert H. Beymer
               Harley F. Mooney, Jr.
               A. Michael Perry


                            STOCK PERFORMANCE GRAPH

     The following line graph compares, from January 29, 1993, the first full trading day on which the Company's Common Stock was publicly traded, through October 31, 1997, the cumulative total return among the Company, the Russell 2000 Index and a peer group index, based on an investment of $100 on January 29, 1993, in the Company's Common Stock and each index, and assuming reinvestment of all dividends, if any, paid on such securities. The 8 companies in the peer group index are: American Business Products, Inc., Banta Corporation, Cadmus Communications Corp., Graphic Industries, Inc., New England Business Service, Outlook Graphics Corp., Standard Register Company and United Stationers, Inc. Duplex Products, Inc., and Paris Business Forms, Inc. have been removed from the peer group because they were acquired by Reynolds and Reynolds in 1996 and 1997, respectively.


                     COMPARISON OF CUMULATIVE TOTAL RETURN
      Champion Industries, Inc., Russell 2000 Index and Peer Group Index

[PERFORMANCE GRAPH]

                               01/29/93   10/29/93   10/31/94   10/31/95   10/31/96   10/31/97
                               --------   --------   --------   --------   --------   --------

Champion Industries, Inc.        $100       $151       $318       $407       $404       $416
Russell 2000 Index                100        114        112        130        147        187
Peer Index                        100         95        102        152        182        185


ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                              OWNERSHIP OF SHARES

PRINCIPAL SHAREHOLDER

     No person is known to the Company to be the beneficial owner of more than 5% of the Company Common Stock at January 15, 1998 except as follows:


                   Name and Address of           Amount and Nature of
Title of Class     Beneficial Owner              Beneficial Ownership      Percent of Class

Common Stock       Marshall T. Reynolds          4,775,877 shares(1)              57%
                   2450 1st Avenue
                   Huntington, West Virginia
                   25728


  (1) 4,773,437 shares through a controlled corporation, The Harrah and Reynolds Corporation, of which Mr. Reynolds is the sole shareholder; 2,440 shares are held by Mr. Reynolds' wife. 1,561,797 shares are pledged as collateral to secure loans made to Mr. Reynolds in the ordinary course of business by several commercial banks. Any disposition of such pledged shares upon a default by Mr. Reynolds under such loans could result in a change of control of the Company. The Company has no reason to believe that any such default will occur.


SECURITY OWNERSHIP OF OFFICERS AND DIRECTORS

     The following table sets forth certain information concerning ownership Of Company Common Stock as of January 15, 1998 by (i) each of the directors and nominees, (ii) each executive officer named in the Summary Compensation table contained herein, and (iii) all directors and executive officers as a group. Except as otherwise noted, each beneficial owner listed below has sole voting and investment power with respect to the shares listed next to the owner's name.

                                                                    Percentage
Name of Beneficial Owner                Shares Beneficially Owned    of Class

Robert H. Beymer                        5,244(1)                         *
Philip E. Cline                         7,593                            *
Harley F. Mooney, Jr.                   13,190                           *
Todd L. Parchman                        1,267                            *
A. Michael Perry                        12,206                           *
Marshall T. Reynolds                    4,775,877(2)                    57%
Neal W. Scaggs                          48,827(3)                        *
Glenn W. Wilcox, Sr.                    125,000                          *
J. Mac Aldridge                         40,827(4)(8)                     *
Gary A. Blackshire                      29,313(5)(8)                     *
David G. Pilcher                        2,000(6)                         *
R. Douglas McElwain                     28,870(7)(8)                     *
All directors and executive officers
 as a group (19 persons)(9)             5,270,630                       61%

* The percentage of shares of Company Common Stock beneficially owned by each person listed above (other than Marshall T. Reynolds, who beneficially owns 57%) is less than 1%.
(1) Includes 2,316 shares owned by wife; reporting person has no voting or investment power with respect to those 2,316 shares.
(2) Includes 4,773,437 shares owned by a controlled corporation; 2,440 shares owned by wife; reporting person has no voting or investment power with respect to these 2,440 shares.
(3)  Shares joint voting and investment power with wife.
(4) Joint voting and investment power shared with wife with respect to 24,413 shares.
(5) Includes 303 shares held by wife as custodian for minor child, with respect to which reporting person has no voting or investment power;
     joint voting and investment power shared with wife with respect to 12,596 shares.
(6) Includes presently exercisable options to purchase 2,000 shares of Common Stock pursuant to 1993 Stock Option Plan.
(7) Joint voting and investment power shared with wife with respect to 12,456 shares.
(8) Includes presently exercisable options to purchase 16,414 shares of Common Stock pursuant to 1993 Stock Option Plan.
(9) Includes presently exercisable options to purchase an aggregate of 134,730 shares of Common Stock pursuant to 1993 Stock Option Plan. These shares are not included for purposes of computing the percentage of Common Stock held by all directors and executive officers as a group.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTONS

       TRANSACTIONS WITH DIRECTORS, OFFICERS, AND PRINCIPAL SHAREHOLDERS

INTERCOMPANY TRANSACTIONS

     The Company has certain relationships and transactions with Harrah and Reynolds and its affiliated entities. Management believes that all existing agreements and transactions described herein between the Company and Harrah and Reynolds and its affiliates are on terms no less favorable to the Company than those available from unaffiliated parties. Management's belief is premised upon (i) its review of real estate appraisals obtained from unrelated third parties and of market rentals of properties comparable to those leased by the Company; and (ii) its review of the terms of vehicle leases offered by unrelated third parties with respect to vehicles comparable to those leased by the Company. The transactions described below have been approved in accordance with the Company's disinterested director voting policy.

     Realty Leases

     Harrah and Reynolds, Marshall T. Reynolds or affiliated entities and Company officers own the fee interest in certain real estate used by the Company in its business, and lease this real estate to the Company. All realty leases are "triple net," whereby the Company pays for all utilities, insurance, taxes, repairs and maintenance, and all other costs associated with the properties. The properties leased, and certain of the lease terms, are set forth below.


                                                                                ANNUAL   EXPIRATION
PROPERTY                                  LESSOR              SQUARE FEET       RENTAL     OF TERM

2450 1st Avenue                ADJ Corp.(1)                      85,000       $116,400      2008
Huntington, West Virginia

1945 5th Avenue                Harrah and Reynolds               37,025         60,000      2007
Huntington, West Virginia

615-619 4th Avenue             ADJ Corp.(1) and                  59,641         21,600      2003
Huntington, West Virginia      Harrah and Reynolds

405 Ann Street                 Printing Property Corp.(2)        36,614         57,600      2003
Parkersburg, West Virginia

1563 Hansford Street           BCM Company, Ltd.(3)              21,360         49,920      2003
Charleston, West Virginia

890 Russell Cave Road          Printing Property Corp.(2)        20,135         57,600      2000
Lexington, Kentucky

(1) ADJ Corp. is a West Virginia corporation. Two-thirds of the outstanding capital stock of ADJ Corp. is owned by Marshall T. Reynolds' two sons, one of whom resides with Mr. Reynolds. One-third of the outstanding capital stock is owned by the son of director A. Michael Perry.

(2) Printing Property Corp. is a West Virginia corporation wholly-owned by Mr. Reynolds.

(3) BCM Company, Ltd. is a general partnership owned by Michael D. McKinney, William M. Campbell (both executive officers of the Company) and David Brumfield, former Charleston Division Manager of Harrah and Reynolds.

     Vehicle Lease
     -------------

     Champion Leasing Corp., a wholly-owned subsidiary of Harrah and Reynolds, leases to the Company and its subsidiaries, pursuant to a master vehicle lease, 11 motor vehicles, which include automobiles and delivery vehicles for use by the Company's employees. Each vehicle is leased for a term of 24 months from the date it was first placed in service, and thereafter on a month-to-month basis, with monthly rental commitments averaging from $10 to $760 per month. All operating expenses, including taxes, insurance and fuel are paid by the Company. The leases are accounted for as operating leases in the financial statements.

ADDITIONAL RELATED PARTY TRANSACTIONS

     Marshall T. Reynolds is the Chairman of the Board of Directors and a significant shareholder of River City Associates, Inc., a West Virginia corporation which owns and operates the Radisson Hotel Huntington, in Huntington, West Virginia. Harley F. Mooney, Jr. and A. Michael Perry, directors of the Company, serve as directors of River City Associates, Inc. River City Associates, Inc. in the ordinary course of business purchases stationery, office products, office furniture, forms and various other printed products from the Company. Such purchases aggregated $45,385, and constituted 0.04% of total revenues, in the Company's fiscal year ended October 31, 1996.


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed for this part of the report are filed as a separate section following the signature page. Reference is made to the Consolidated Financial Statements and Schedule B Table of Contents on Page F-1.

1.   See Page No. F-1.

2. Schedules, other than those listed on page F-1, are omitted because of the absence of conditions under which they are required or because the information required is included in the consolidated financial statements and notes thereto.

3.  EXHIBITS

Number   Description                        Reference
-------------------------------------------------------------------------------
(2)      Plan of acquisition,               Agreement of Merger dated March 24,
         reorganization, arrangement,       1997 between Company and Blue Ridge
         liquidation or succession          Printing Co., Inc., filed as
                                            Exhibit 2.1 to Form 8-K dated
                                            April 3, 1997 filed April 3, 1997
                                            is incorporated herein by
                                            reference.

(3) 3.1  Articles of Incorporation          Filed as Exhibit 3.1 to Form 10-Q
                                            dated June 16, 1997, filed on
                                            June 16, 1997, incorporated herein
                                            by reference.

    3.2  Bylaws                             Filed as Exhibit 3.2 to
                                            Registration Statement on Form
                                            S-1, File No. 33-54454, filed on
                                            November 10, 1992, incorporated
                                            herein by reference.

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

                                            Lease Agreement dated November 1,
                                            1991 between Randall M. Schulz,
                                            successor trustee of The
                                            Butterfield Family Trust No. 2 and
                                            Smith & Butterfield Co., Inc.
                                            regarding 2800 Lynch Road,
                                            Evansville, Indiana, filed as
                                            Exhibit 10.2 to Form 10-K dated
                                            January 28, 1997, filed January
                                            28, 1997, is incorporated herein
                                            by reference.

                                            Lease Agreement dated June 1, 1972
                                            between Earl H. and Elaine D.
                                            Seibert and Smith & Butterfield
                                            Co., Inc. regarding 113-117 East
                                            Third Street, Owensboro, Kentucky,
                                            filed as Exhibit 10.3 to Form 10-K
                                            dated January 28, 1997, filed
                                            January 28, 1997, is incorporated
                                            herein by reference.

                                            Agreement of Lease dated August 21,
                                            1996 between Marion B. and Harold
                                            A. Merten, Jr. and CM Acquisition
                                            Corp. (now The Merten Company)
                                            regarding 1515 Central Parkway,
                                            Cincinnati, Ohio, filed as
                                            Exhibit 10.4 to Form 10-K dated
                                            January 28, 1997, filed January
                                            28, 1997, is incorporated herein
                                            by reference.

                                            Agreement of Lease dated October 1,
                                            1988 between Ronald H. Scott and
                                            Frank J. Scott t/d/b/a St. Clair
                                            Leasing Co. and Interform
                                            Corporation, regarding 1901 Mayview
                                            Road, Bridgeville, Pennsylvania, as
                                            amended by Amendment No. 1 dated
                                            November 30, 1989, as amended by
                                            Amendment No. 2 dated April 24,
                                            1992, and as amended by Stipulation
                                            and Order of Court (United States
                                            Bankruptcy Court for the Western
                                            District of Pennsylvania in the
                                            matter of Interform Corporation v.
                                            Ronald H. Scott and Frank J. Scott
                                            t/d/b/a St. Clair Leasing Company,
                                            Bankruptcy No. 94-20094-JLC)
                                            entered August 17, 1994, filed as
                                            Exhibit 10.5 to Form 10-K dated
                                            January 28, 1997, filed January
                                            28, 1997, is incorporated herein
                                            by reference.

(10.1)                                      $12,500,000 Term Loan Credit
                                            Agreement by and among Champion
                                            Industries, Inc. and the Banks
                                            Party Thereto and PNC Bank,
                                            National Association, as Agent,
                                            dated as of March 31, 1997, as
                                            amended by Amendment No. 1 to
                                            Credit Agreement dated August 1,
                                            1997.                      Page 64

(10.2) Business Loan Agreement between Stationer's Inc. and First Sentry Bank dated March 11, 1997 in original principal amount of
                                            $800,000, with attendant
                                            Promissory Note.           Page 145

(10.3)                                      Commercial Gross Lease between M.
                                            Field Gomila et al and Bourque
                                            Printing dba Upton Printing dated
                                            October 29, 1997, regarding 740
                                            and 746 Carondolet Street, New
                                            Orleans, Louisiana.        Page 159

         Executive Compensation Plans       Company's 1993 Stock Option Plan,
         and Arrangements                   effective March 22, 1994, filed as
                                            Exhibit 10.14 to Form 10-K dated
                                            January 27, 1994, filed January 31,
                                            1994, is incorporated herein by
                                            reference.

(10.4) Deferred Compensation Agreement dated July 1, 1993 between Blue Ridge Printing Co., Inc. and
                                            Glenn W. Wilcox, Sr.       Page 179

(10.5) Split Dollar Life Insurance Agreement dated July 1, 1993 between Blue Ridge Printing Co., Inc. and Glenn W. Wilcox, Sr.
                                                                       Page 186

(11)     Statement re computation of        Exhibit 11                 Page 191
         per share earnings

(21)     Subsidiaries of the Registrant     Exhibit 21                 Page 192

(23)     Consent of Ernst & Young LLP       Exhibit 23                 Page 193

(27)     Financial Data Schedule            Exhibit 27                 Page 194

(b) Champion filed the following reports on Form 8-K during the last quarter of the period covered by this report:

     None.


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


                                       Date:  January 29, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE AND TITLE                         DATE


/s/ Robert H. Beymer                        January 29, 1998
------------------------------------------
Robert H. Beymer, Director


/s/ Philip E. Cline                         January 29, 1998
------------------------------------------
Philip E. Cline, Director


/s/ Harley F. Mooney, Jr.                   January 29, 1998
------------------------------------------
Harley F. Mooney, Jr., Director

/s/ Todd L. Parchman                        January 29, 1998
------------------------------------------
Todd L. Parchman, Director


/s/ A. Michael Perry                        January 29, 1998
------------------------------------------
A. Michael Perry, Director


/s/ Marshall T. Reynolds                    January 29, 1998
------------------------------------------
Marshall T. Reynolds, Director


/s/ Neal W. Scaggs                          January 29, 1998
------------------------------------------
Neal W. Scaggs, Director

/s/ Glenn W. Wilcox, Sr.                    January 29, 1998
------------------------------------------
Glenn W. Wilcox, Sr., Director

                            CHAMPION INDUSTRIES, INC.

                    Audited Consolidated Financial Statements

                                  and Schedule

                                October 31, 1997


                                    CONTENTS

Report of Independent Auditors (Item 8).....................................F-2

Audited Consolidated Financial Statements and Schedule (Item 8)
   Consolidated Balance Sheet...............................................F-3
   Consolidated Income Statements...........................................F-5
   Consolidated Statements of Shareholders' Equity..........................F-6
   Consolidated Statements of Cash Flows....................................F-7
   Notes to Consolidated Financial Statements...............................F-8
   Schedule VIII--Valuation and Qualifying Accounts (Item 14)...............F-20

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Champion Industries, Inc.

We have audited the accompanying consolidated balance sheets of Champion Industries, Inc. and Subsidiaries as of October 31, 1997 and 1996, and the related consolidated income statements, statements of shareholders' equity, and cash flows for each of the three years in the period ended October 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champion Industries, Inc. and Subsidiaries at October 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ Ernst & Young LLP



Charleston, West Virginia
January 23, 1998

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                                         OCTOBER 31,
                                                                                  1997                1996
                                                                               -------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $    912,290        $  2,460,879
   Accounts receivable, net of allowance of $1,140,000 nd $548,000              19,075,180          11,683,573
   Inventories                                                                  11,576,651           7,446,025
   Property held for sale                                                          300,000               -
   Other current assets                                                            283,642             410,706
   Deferred income tax assets                                                      981,619             560,511
                                                                               -------------------------------
Total current assets                                                            33,129,382          22,561,694

Property and equipment, at cost:
   Land                                                                            784,889             795,336
   Buildings and improvements                                                    4,144,472           4,124,217
   Machinery and equipment                                                      22,852,103          16,716,660
   Equipment under capital leases                                                5,720,594           4,401,928
   Furniture and fixtures                                                        1,684,275           1,329,459
   Vehicles                                                                      1,914,362           1,318,437
                                                                               -------------------------------
                                                                                37,100,695          28,686,037
Less accumulated depreciation                                                  (13,825,053)        (10,852,764)
                                                                               -------------------------------
                                                                                23,275,642          17,833,273

Cash surrender value of officers' life insurance                                   921,213             784,089
Goodwill, net of accumulated amortization                                        2,558,356           2,565,287
Other assets                                                                       461,120             318,233
                                                                               -------------------------------
                                                                                 3,940,689           3,667,609
                                                                               -------------------------------
Total assets                                                                   $60,345,713         $44,062,576
                                                                               -------------------------------
                                                                               -------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                                           OCTOBER 31,
                                                     1997              1996
                                                -------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $  3,657,365        $ 1,667,705
  Notes payable                                    2,425,000          1,300,000
  Accrued payroll and commissions                  2,052,130          1,065,721
  Taxes accrued and withheld                         571,477            806,638
  Accrued income taxes                               450,027          1,311,437
  Accrued expenses                                   798,848            394,617
  Current portion of long-term debt:
    Notes payable                                  2,842,844          1,690,078
    Capital lease obligations                      1,401,519            746,708
                                                 ------------------------------
Total current liabilities                         14,194,210          8,982,904

  Long-term debt, net of current portion:
    Notes payable                                 11,328,588          4,447,934
    Capital lease obligations                      3,827,368          3,113,083
  Deferred income tax liability                    3,589,889          2,073,891
  Deferred compensation                              555,886            473,601
  Deferred gain                                        -                330,443
                                                 ------------------------------
  Total liabilities                               33,495,941         19,421,856

  Commitments and contingencies                        -                  -

  Shareholders' equity:
    Common stock, $1 par value, 10,000,000
      shares authorized; 8,384,930 and 8,382,682
      shares issued and outstanding                8,384,930          8,382,682
    Additional paid-in capital                     7,450,328          7,442,502
    Retained earnings                             11,014,514          8,815,536
                                                 ------------------------------
Total shareholders' equity                        26,849,772         24,640,720
                                                 ------------------------------
Total liabilities and shareholders' equity       $60,345,713        $44,062,576
                                                 ==============================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                         Consolidated Income Statements


                                                                             YEAR ENDED OCTOBER 31,
                                                               1997                1996                1995
                                                          -----------------------------------------------------

Revenues:
  Printing                                                 $ 87,978,709        $ 49,242,232        $ 35,370,827
  Office products and office furniture                       20,405,929          17,114,644          14,532,229
                                                          -----------------------------------------------------
Total revenues                                              108,384,638          66,356,876          49,903,056

Cost of sales:
  Printing                                                   59,849,596          33,014,938          22,250,920
  Office products and office furniture                       13,289,403          11,076,854           9,670,370
                                                          -----------------------------------------------------
Total cost of sales                                          73,138,999          44,091,792          31,921,290

Selling, general and administrative expenses                 28,079,009          16,197,359          12,787,876
                                                          -----------------------------------------------------
Income from operations                                        7,166,630           6,067,725           5,193,890

Other income (expense):
  Interest income                                                20,116              25,287              10,705
  Interest expense                                           (1,586,418)           (692,914)           (252,368)
  Other                                                         737,097             223,589             113,505
                                                          -----------------------------------------------------
                                                               (829,205)           (444,038)            128,158
                                                          -----------------------------------------------------
Income before income taxes                                    6,337,425           5,623,687           5,065,732
Income taxes                                                 (2,570,644)         (2,251,319)         (2,059,447)
                                                          -----------------------------------------------------
Net income                                                $   3,766,781        $  3,372,368        $  3,006,285
                                                          =====================================================

Earnings per share                                                $0.45               $0.40               $0.37
                                                          =====================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity


                                                        COMMON STOCK            ADDITIONAL
                                                  ------------------------        PAID-IN       RETAINED
                                                    SHARES         AMOUNT         CAPITAL       EARNINGS         TOTAL
                                                  -------------------------------------------------------------------------
Balance, October 31, 1994                          5,292,717     $5,292,717     $7,829,209     $ 4,617,564     $17,739,490

  Net income for 1995                                      -              -              -       3,006,285       3,006,285
  Dividends ($0.122 per share)                             -              -              -        (958,060)       (958,060)
  Stock issued in acquisitions                        52,383         52,383        (42,808)              -           9,575
  Cash paid in lieu of fractional shares                (168)          (168)        (3,413)              -          (3,581)
  Stock split (five shares for four)               1,266,789      1,266,789     (1,266,789)              -               -
                                                 --------------------------------------------------------------------------
Balance, October 31, 1995                          6,611,721      6,611,721      6,516,199       6,665,789      19,793,709

  Net income for 1996                                      -              -              -       3,372,368       3,372,368
  Dividends ($0.152 per share)                             -              -              -      (1,222,621)     (1,222,621)
  Stock issued in acquisition                        150,126        150,126     (2,549,874)              -       2,700,000
  Cash paid in lieu of fractional shares                (146)          (146)        (2,590)              -          (2,736)
  Stock split (five shares for four)               1,620,981      1,620,981     (1,620,981)              -               -
                                                 --------------------------------------------------------------------------
Balance, October 31, 1996                          8,382,682      8,382,682      7,442,502       8,815,536      24,640,720

  Net income for 1997                                      -              -              -       3,766,781       3,766,781
  Dividends ($0.19 per share)                              -              -              -      (1,567,803)     (1,567,803)
  Stock options exercised (2,441 shares)               2,441          2,441         11,310               -          13,751
  Cash paid in lieu of fractional shares                (193)          (193)        (3,484)              -          (3,677)
                                                 --------------------------------------------------------------------------
Balance, October 31, 1997                          8,384,930     $8,384,930     $7,450,328     $11,014,514     $26,849,772
                                                 ==========================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                                    YEAR ENDED OCTOBER 31,
                                                                          1997                1996                1995
                                                                      ---------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $ 3,766,781         $ 3,372,368         $ 3,006,285
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation, amortization and accretion                              3,179,515           2,002,480           1,314,937
  Deferred gain on sale of assets                                        (371,041)            (23,260)            (19,128)
  Deferred income tax benefit                                             334,409             236,860             (65,135)
  Deferred compensation                                                    82,285              92,933             109,911
  Changes in assets and liabilities:
   Accounts receivable                                                 (1,690,650)         (1,579,298)           (923,706)
   Inventories                                                         (1,758,510)            (88,812)         (1,487,066)
   Other current assets                                                   152,345            (232,237)            (35,769)
   Accounts payable                                                       236,195            (902,376)            (85,317)
   Accrued payroll                                                        616,772            (222,450)             71,751
   Taxes accrued and withheld                                            (235,161)            255,134             (44,280)
   Accrued income taxes                                                  (946,031)            650,031          (1,298,839)
   Accrued expenses                                                    (1,383,537)           (255,416)            (24,119)
                                                                      ----------------------------------------------------
Net cash provided by operating activities                               1,983,372           3,305,957             519,525

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                     (2,163,775)         (2,538,459)         (3,409,124)
Proceeds from sales of assets                                             163,103              34,745                -
Businesses acquired, net of cash received                                 254,676           1,118,792              18,206
Increase in other assets                                                 (297,364)           (137,655)            (88,796)
                                                                      ----------------------------------------------------
Net cash used in investing activities                                  (2,043,360)         (3,760,161)         (3,479,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on notes payable                                         1,575,000           1,300,000                -
Proceeds from long-term debt                                            1,306,919           3,122,343           2,393,559
Principal payments on long-term debt                                   (2,812,791)         (1,672,249)           (815,506)
Dividends paid                                                         (1,567,803)         (1,222,621)           (958,060)
Proceeds from exercise of stock options                                    13,751                -                   -
Cash paid in lieu of fractional shares                                     (3,677)             (2,736)             (3,581)
                                                                      ----------------------------------------------------
Net cash provided by (used in) financing activities                    (1,488,601)          1,524,737             616,412
                                                                      ----------------------------------------------------
Net increase (decrease) in cash                                        (1,548,589)          1,070,533          (2,343,777)
Cash and cash equivalents at beginning of year                          2,460,879           1,390,346           3,734,123
                                                                      ----------------------------------------------------
Cash and cash equivalents at end of year                              $   912,290          $2,460,879          $1,390,346
                                                                      ====================================================

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements of Champion Industries, Inc. and Subsidiaries (the "Company") include the accounts of The Chapman Printing Company, Inc., Bourque Printing, Inc., Dallas Printing Company, Inc., Stationers, Inc., Carolina Cut Sheets, Inc., U.S. Tag & Ticket Company, Inc., Donihe Graphics, Inc., Smith and Butterfield Co., Inc., and The Merten Company, Interform Corporation, and Blue Ridge Printing Company, Inc.

Significant intercompany transactions have been eliminated in consolidation.

CASH EQUIVALENTS

The Company considers all highly liquid investments, with an original maturity of three months or less, to be cash equivalents.

Cash and cash equivalents consist principally of cash on deposit with banks and repurchase agreements for government securities held in one bank. At October 31, 1997 and 1996, the Company held overnight repurchase agreements for $50,621 and $119,393 of Federal National Mortgage Association securities with stated interest rates of 4.0% and 4.06%.

INVENTORIES

Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work-in-process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs.

PROPERTY AND EQUIPMENT

Depreciation of property and equipment and amortization of leasehold improvements and equipment under capital leases are recognized primarily on the straight-line and declining-balance methods in amounts adequate to amortize costs over the estimated useful lives of the assets as follows:

              Buildings and improvements      5-40 years
              Machinery and equipment         5-10 years
              Furniture and fixtures          5-10 years
              Vehicles                        3-5 years

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

The Company leases certain equipment under financing agreements which are classified as capital leases. These leases are for a term of five years and contain purchase options at the end of the original lease term. Amortization of assets recorded under capital lease agreements is included in depreciation expense.

Major renewals, betterments and replacements are capitalized, while maintenance and repair costs are charged to operations as incurred. Upon the sale or disposition of assets, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in income. Depreciation expense approximated $3,021,000, $1,905,000 and $1,183,000 for the years ended October 31, 1997, 1996, and 1995.

GOODWILL

The excess cost over fair value of net assets of acquired businesses, goodwill, is being amortized by the straight-line method over 10 to 30 years. The carrying value of goodwill is evaluated periodically for impairment. This evaluation includes the review of operating performance and future undiscounted cash flows of the underlying businesses. Any impairment loss is recognized in the period when it is determined that the carrying value of the goodwill may not be recoverable. Accumulated amortization at October 31, 1997 and 1996, approximated $956,000 and $824,000. Amortization expense approximated $132,000, $98,000 and $132,000 for the years ended October 31, 1997, 1996, and
1995.

INCOME TAXES

Provisions for income taxes currently payable and deferred income taxes are based on the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expene for the years ended October 31, 1997, 1996, and 1995 approximated $646,000, $378,000 and
$346,000.

2. INVENTORIES

Inventories consisted of the following:


                                                             OCTOBER 31,
                                                          1997         1996
                                                      -------------------------
   Printing:
     Raw materials                                    $ 3,030,425   $2,507,717
     Work in process                                    2,867,270    1,530,933
     Finished goods                                     2,806,475      572,228
   Office products and office furniture                 2,872,481    2,835,147
                                                      -------------------------
                                                      $11,576,651   $7,446,025
                                                      =========================

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

3. CREDIT ARRANGEMENTS

The Company has an unsecured line of credit with a bank for borrowings to a maximum of $2,000,000 with interest payable quarterly at the prime rate plus 0.5%. This line of credit, which expires on May 31, 1998, contains certain restrictive financial covenants. There was $2,000,000 outstanding under this facility at October 31, 1997 and $1,100,000 outstanding at October 31, 1996.

The Company also has an unsecured line of credit with a bank for borrowings to a maximum of $800,000 with interest payable quarterly at the bank's prime rate. This line of credit expires on March 11, 1998, and is guaranteed by the President of the Company. There was $425,000 outstanding under this facility at October 31, 1997 and 1996.

4. LONG-TERM DEBT


Long-term debt consisted of the following:


                                                                            OCTOBER 31,
                                                                      1997              1996
                                                                  -----------------------------
Unsecured term note payable to a bank, due in
 monthly installments of $149,000 plus interest
 at the prime rate with the note maturing
 April 2004                                                      $11,600,431         $    -
Installment notes payable to banks, due in monthly
  installments totaling $103,000 with interest rates
  approximating the prime rate and the last note maturing
  October 2002, collateralized by equipment, vehicles,
  inventory, accounts receivable, and, on certain notes,
  the personal guarantee of the President of the Company           2,122,215          3,987,464
Unsecured installment notes payable to banks, due in
  monthly installments totaling $27,000, with interest
  rates approximating the bank's prime rate, with the
  last note maturing August 1999                                     448,786          2,150,548
Capital lease obligations, due in monthly installments
  totaling $177,000, including interest at the bank's
  prime rate, less .50% to 1%, through March 2004                  5,228,887          3,859,791
                                                                  -----------------------------
                                                                  19,400,319          9,997,803

Less current portion                                               4,244,363          2,436,786
                                                                  -----------------------------
Long-term debt, net of current portion                           $15,155,956         $7,561,017
                                                                 ==============================


The unsecured term note agreement contains restrictive financial covenants requiring the Company to maintain certain financial ratios.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

Maturities of long-term debt for each of the next five years follows:

                                      NOTES         CAPITAL
                                     PAYABLE         LEASES         TOTAL
                                   ----------------------------------------
               1998                $2,842,844     $1,401,519     $4,244,363
               1999                 2,368,790      1,346,313      3,715,103
               2000                 2,174,840      1,004,298      3,179,138
               2001                 2,065,791        836,592      2,902,383
               2002                 1,963,494        435,668      2,399,162
               Thereafter           2,755,673        204,497      2,960,170
                                   ----------------------------------------
                                  $14,171,432     $5,228,887    $19,400,319
                                  =========================================

The prime rate, the base interest rate on the above loans, approximated 8.0% and 8.25% at October 31, 1997 and 1996. Interest paid during the years ended October 31, 1997, 1996, and 1995 approximated $1,511,000, $632,000 and
$240,000.

The Company's non-cash activities included equipment purchases of approximately $1,733,000, which were financed by a bank.

5. INCOME TAXES

Income taxes consisted of the following:

                                                   Year Ended October 31,
                                           1997           1996         1995
                                       ----------------------------------------
         Current expense:
           Federal                      $1,783,878     $1,620,319   $1,709,746
           State                           452,357        394,000      415,000
         Deferred expense (benefit)        334,409        237,000      (65,299)
                                       ----------------------------------------
                                        $2,570,644     $2,251,319   $2,059,447
                                       ========================================

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

Deferred tax assets and liabilities are as follows:

                                                               October 31,
                                                           1997           1996
                                                       ------------------------
Assets:
 Allowance for doubtful accounts                       $  455,940     $ 218,977
 Deferred compensation                                    222,354       184,704
 Net operating loss carryforward of acquired companies    307,035       198,663
 Accrued vacation                                         217,980          -
 Other accrued liabilities                                238,244       156,829
                                                       ------------------------
Gross deferred tax assets                               1,441,553       759,173

Liabilities:

 Property and equipment                                 4,049,824     2,272,554
                                                       ------------------------
 Gross deferred liability                               4,049,824     2,272,554
                                                       ------------------------
Net deferred tax liabilities                           $2,608,271    $1,513,381
                                                       ========================

A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                    Year Ended October 31,
                                               1997          1996         1995
                                               -------------------------------
Statutory federal income tax rate               34%            34%         34%
State taxes, net of federal benefit              5              5           6
Other                                            2              1           1
                                                ------------------------------
Effective tax rate                              41%            40%         41%
                                                ==============================


Income taxes paid during the years ended October 31, 1997, 1996 and 1995 approximated $3,024,000, $1,437,000 and $3,414,000.

The Company has available, for income tax purposes, net operating loss carryforward from acquired companies of approximately $464,000, of which $122,000 expires in 2010 and $342,000 expires in 2011.

6. RELATED PARTY TRANSACTIONS AND OPERATING LEASE COMMITMENTS

The Company leases operating facilities from entities controlled by its President, his family and affiliates. The terms of these leases, which are accounted for as operating leases, range from five to fifteen years.

The Company also leases vehicles from an entity controlled by its President. Vehicle leases are for an initial term of twenty-four months, month-to-month thereafter Lease payments average $350 per month.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

A summary of significant related party transactions follows:


                                                                       Year Ended October 31,
                                                                1997           1996           1995
                                                             ---------------------------------------
     Rent expense paid to affiliated entities for:
        Vehicles                                             $   7,920      $  13,130     $   86,559
        Operating facilities                                   363,100        363,100        363,100
     Purchases of materials and supplies from
        affiliated entities                                     95,616        181,113        197,963
     Sales of office products, office furniture and
        printing services to affiliated entities               461,674        840,482        984,132


When a new vehicle is required, the Company either purchases a new vehicle or enters into a new vehicle lease with unrelated entities. These leases are on a month-to-month basis. Other vehicle rent expense to unrelated entities totaled $334,000, $265,000 and $368,000 for the years ended October 31, 1997, 1996 and
1995.

In addition, the Company leases property and equipment from unrelated entities under operating leases. Rent expense amounted to $489,000, $321,000 and $125,000 for the years ended October 31, 1997, 1996, and 1995.

Under the terms and conditions of the above-mentioned leases, the Company pays all taxes, assessments, maintenance, repairs or replacements, utilities and insurance.

Future minimum rental commitments for all noncancelable operating leases with initial terms of one year or more consisted of the following at October 31, 1997:

                    1997                                      $738,000
                    1998                                       718,000
                    1999                                       502,000
                    2000                                       379,000
                    2001                                       292,000
                    Thereafter                                 893,000
                                                            ----------
                                                            $3,522,000
                                                            ==========


Accounts receivable from affiliated entities resulting from sales transactions approximated $32,000 and $54,000 at October 31, 1997 and 1996.

In order to minimize premium costs, the Company participates in a self-insurance program for employee health care benefits with affiliates controlled by its President. The Company is allocated costs based on its proportionate share to provide such benefits to its employees. The Company's expense related to this program for the years ended October 31, 1997, 1996 and 1995 was approximately $1,456,000, $733,000 and $652,000.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

7. EMPLOYEE BENEFIT PLANS

The Company has a Profit Sharing Plan (the "Plan") which covers all eligible employees and qualifies as a Savings Plan under Section 401(k) of the Internal Revenue Code. The Company may make discretionary contributions to the Plan. In addition to the Company's contribution, the participants may make voluntary contributions up to 2% of their salary not to exceed $300. The Company's expense under the Plan was approximately $158,000, $97,000 and $66,000 for the years ended October 31, 1997, 1996 and 1995.

The Champion Industries, Inc. 1993 Stock Option Plan provides for the granting of both incentive stock options and non-qualified stock options to management personnel for up to up to 610,351 shares of the Company's common stock. The option price per share for incentive stock options shall not be lower than the fair market value of the common stock at the date of the grant. The option price per share for non-qualified stock options shall be at such price as the Compensation Committee of the Board of Directors may determine at its sole discretion. All options to date are incentive stock options. Options vest immediately and may be exercised within five years from the date of grant. The weighted average remaining contractual life of those options is 2.4 years. A summary of the Company's stock option activity and related information for the years ended October 31 follows:

                                               Weighted               Weighted
                                               Average                Average
                                               Exercise               Exercise
                                    1997       Price        1996      Price
                                   -------------------------------------------

Outstanding-beginning of year      146,973     $11.12      100,098    $ 9.28
Granted                             35,000      17.90       46,875     15.04
Exercises                           (2,441)      5.63            -       -
                                   --------                --------
Outstanding-end of year             179,532      12.52      146,973     11.12
                                   ========                ========
Weighted average fair value of
  options granted during the year    $4.63                   $3.62
                                   ========                ========

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.04% and 5.63%; dividend yields of 1.10% and 1.37%; volatility factors of the expected market price of the Company's common stock of .236 and .230; and a weighted-average expected life of the option of 4 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is expensed in the year granted since the options vest immediately. The Company's pro forma information for the years ended October 31 follows:


                                           1997               1996
                                  --------------------------------------

   Pro forma net income              $3,605,000             $3,203,000
                                  ======================================

   Pro forma earnings per share           $0.41                  $0.38
                                  ======================================

The Company has deferred compensation agreements with two employees of Blue Ridge Printing Co., Inc. providing for payments totaling approximately $1,000,000 over a ten year period after retirement. The Company had accrued approximately $556,000 and $474,000 at October 31, 1997 and 1996, relating to these agreements. The amount expensed for these agreements for the years ended October 31, 1997, 1996, and 1995 approximated $82,000, $93,000, and
$110,000. To assist in funding the deferred compensation agreements, the Company has invested in life insurance policies which had cash surrender values of $404,000 and $359,000 at October 31, 1997 and 1996.

8. DEFERRED GAIN

On August 30, 1991, Stationers, Inc. sold assets of its retail bookstore consisting primarily of inventory and fixtures. The assets sold represented a separate area of Stationer's retail location and thus the transaction was considered to be a disposal of a portion of a product line incident to the evolution of its overall business. Stationers, Inc. unconditionally guaranteed a bank loan of the purchaser amounting to $600,000. Accordingly, the gain from the sale of $591,835 was deferred and recognized as the purchaser made payments on the purchaser's bank loan and the note receivable. In 1997, Stationer's was released

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES from this guarantee, and the remaining gain was recognized. The gain recognized for the years ended October 31, 1997, 1996, and 1995 amounted to $330,000, $23,000 and $19,000.

9. COMMITMENTS AND CONTINGENCIES

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

10.  EARNINGS AND DIVIDENDS PER SHARE

Earnings per share were computed based upon the weighted average shares of common stock outstanding plus the shares that would be outstanding assuming the exercise of dilutive stock options. The Company had 8,441,083, 8,356,032, and 8,176,716 weighted average shares outstanding during the years ended October 31,1997, 1996 and 1995.

Beginning with the first quarter of 1998, the Company will be required to report earnings per share in accordance with State of Financial Accounting Standards No. 128 (SFAS 128). SFAS 128 requires the presentation of basic and diluted earnings per share on the face of the income statement and restatement of earnings per share for all prior periods presented. Basic and diluted earnings per share under SFAS 128 would not be materially different than earnings per share reported herein.

11. ACQUISITIONS

On December 31, 1996, the Company acquired all of the outstanding common stock of Interform Corporation in exchange for cash of $2,500,000, obtained through bank financing. This acquisition was accounted for under the purchase method. At December 31, 1996, Interform held for sale one its former facilities which was recorded at its estimated fair value. This facility was sold in December 1997 for its estimated fair market value.

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

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

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

The following summarizes the unaudited consolidated pro forma results of operations for the years ended October 31, 1997 and 1996, assuming all of the acquisitions, including Interform Corporation, accounted for under the purchase method had been consummated at the beginning of each year presented.

                                          1997             1996
                                       -----------      -----------
          Revenues                    $113,710,000      $104,054,000
          Net income                    $3,661,000        $2,410,000
          Net income per share               $0.43             $0.29
          Common shares outstanding      8,441,083         8,414,548

In April 1997, the Company acquired all of the outstanding common stock of Blue Ridge Printing Co., Inc. (Blue Ridge) in exchange for 277,775 shares of the Company's common stock. This combination has been accounted for as a pooling of interests. Accordingly, all prior period financial information has been restated as though they had always been combined. Following is an analysis presenting the results of operations for 1997 and 1996 of the separate companies.

                                                     Net           Earnings
                                 Revenues           Income         Per Share
                              ---------------   ---------------  ------------

         1997
         ----
         Champion               $101,233,702      $3,400,266        $0.42
         Blue Ridge                7,150,936         366,515
                                -----------------------------
         Consolidated           $108,384,638      $3,766,781        $0.45
                                ============================
         1996
         ----
         Champion               $ 97,581,264      $2,285,954        $0.26
         Blue Ridge                6,472,277         124,141
                                -----------------------------
         Consolidated           $104,053,541      $2,410,095        $0.27
                                ============================

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

12. INDUSTRY SEGMENT INFORMATION

The Company operates principally in two industry segments: the production, printing and sale, principally to commercial customers, of printed materials including brochures, pamphlets, reports, tags, continuous and other forms; and the sale of office products and office furniture. The Company employs approximately 900 people, approximately 100 of whom are covered by a collective bargaining agreement which expires on May 31, 2004. The Company believes its relations with employees is satisfactory.

The Company operates entirely in the United States. Inter-segment sales are not significant.

Revenues and operating income for the years ended October 31, 1997, 1996, and 1995, and identifiable assets at the end of each of those years, were as follows:


                                        1997           1996             1995
                                      ---------------------------------------
Revenues:
 Printing                              $87,978,709   $49,242,232   $35,370,827
 Office products and office furniture   20,405,929    17,114,644    14,532,229

Operating income:
  Printing                               6,065,034     4,768,676     3,991,652
  Office products and office furniture   1,101,596     1,299,049     1,202,238

Depreciation and amortization:
  Printing                               2,955,739     1,843,309     1,203,135
  Office products and office furniture     223,776       159,171       111,802

Capital expenditures:
  Printing                               1,812,896     2,375,301     3,322,984
  Office products and office furniture     350,879       163,158        86,140

Identifiable assets:
  Printing                               52,577,247    36,498,504   23,863,639
  Office products and office furniture    7,768,466     7,564,072    4,779,198

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. The fair value of short-term revolving credit agreements and long-term debt was estimated using discounted cash flows and it approximates their carrying value.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended October 31, 1997 and 1996.

                        FIRST          SECOND           THIRD         FOURTH
                      QUARTER         QUARTER         QUARTER        QUARTER
                    ----------------------------------------------------------
     REVENUES
       1997         $21,116,000     $29,260,000     $27,867,000    $30,142,000
       1996          15,718,000      15,941,000      15,664,000     19,034,000

     COST OF SALES
       1997          15,111,000      19,331,000      19,129,000     19,568,000
       1996          10,904,000      10,412,000      10,177,000     12,599,000

     NET INCOME
       1997             869,000         971,000         781,000      1,146,000
       1996             630,000         895,000         776,000      1,071,000

     EARNINGS PER SHARE
       1997                 .10             .12             .09            .14
       1996                 .08             .11             .09            .13

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                  Schedule VIII

                        Valuation and Qualifying Accounts

                  Years Ended October 31, 1997, 1996, and 1995



                                                                        ADDITIONS
                                         BALANCE AT     BALANCES OF     CHARGED TO                          BALANCE
                                         BEGINNING      ACQUIRED        COSTS AND                            AT END
       DESCRIPTION                       OF PERIOD      COMPANIES       EXPENSES       DEDUCTIONS(1)       OF PERIOD
---------------------------------------------------------------------------------------------------------------------
1997
----
Allowance for doubtful accounts           $548,284       $314,313       $373,165          $(95,777)       $1,139,985

1996
----
Allowance for doubtful accounts            422,377           -           191,094           (65,187)          548,284

1995
----
Allowance for doubtful accounts            342,514           -           108,349           (28,486)          422,377



(1)  Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX

Number   Description                        Reference
-------------------------------------------------------------------------------
(2)      Plan of acquisition,               Agreement of Merger dated March 24,
         reorganization, arrangement,       1997 between Company and Blue Ridge
         liquidation or succession          Printing Co., Inc., filed as
                                            Exhibit 2.1 to Form 8-K dated
                                            April 3, 1997 filed April 3, 1997
                                            is incorporated herein by
                                            reference.

(3) 3.1  Articles of Incorporation          Filed as Exhibit 3.1 to Form 10-Q
                                            dated June 16, 1997, filed on
                                            June 16, 1997, incorporated herein
                                            by reference.

    3.2  Bylaws                             Filed as Exhibit 3.2 to
                                            Registration Statement on Form
                                            S-1, File No. 33-54454, filed on
                                            November 10, 1992, incorporated
                                            herein by reference.

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

                                            Lease Agreement dated November 1,
                                            1991 between Randall M. Schulz,
                                            successor trustee of The
                                            Butterfield Family Trust No. 2 and
                                            Smith & Butterfield Co., Inc.
                                            regarding 2800 Lynch Road,
                                            Evansville, Indiana, filed as
                                            Exhibit 10.2 to Form 10-K dated
                                            January 28, 1997, filed January
                                            28, 1997, is incorporated herein
                                            by reference.

                                            Lease Agreement dated June 1, 1972
                                            between Earl H. and Elaine D.
                                            Seibert and Smith & Butterfield
                                            Co., Inc. regarding 113-117 East
                                            Third Street, Owensboro, Kentucky,
                                            filed as Exhibit 10.3 to Form 10-K
                                            dated January 28, 1997, filed
                                            January 28, 1997, is incorporated
                                            herein by reference.

                                            Agreement of Lease dated August 21,
                                            1996 between Marion B. and Harold
                                            A. Merten, Jr. and CM Acquisition
                                            Corp. (now The Merten Company)
                                            regarding 1515 Central Parkway,
                                            Cincinnati, Ohio, filed as
                                            Exhibit 10.4 to Form 10-K dated
                                            January 28, 1997, filed January
                                            28, 1997, is incorporated herein
                                            by reference.

                                            Agreement of Lease dated October 1,
                                            1988 between Ronald H. Scott and
                                            Frank J. Scott t/d/b/a St. Clair
                                            Leasing Co. and Interform
                                            Corporation, regarding 1901 Mayview
                                            Road, Bridgeville, Pennsylvania, as
                                            amended by Amendment No. 1 dated
                                            November 30, 1989, as amended by
                                            Amendment No. 2 dated April 24,
                                            1992, and as amended by Stipulation
                                            and Order of Court (United States
                                            Bankruptcy Court for the Western
                                            District of Pennsylvania in the
                                            matter of Interform Corporation v.
                                            Ronald H. Scott and Frank J. Scott
                                            t/d/b/a St. Clair Leasing Company,
                                            Bankruptcy No. 94-20094-JLC)
                                            entered August 17, 1994, filed as
                                            Exhibit 10.5 to Form 10-K dated
                                            January 28, 1997, filed January
                                            28, 1997, is incorporated herein
                                            by reference.

(10.1)                                      $12,500,000 Term Loan Credit
                                            Agreement by and among Champion
                                            Industries, Inc. and the Banks
                                            Party Thereto and PNC Bank,
                                            National Association, as Agent,
                                            dated as of March 31, 1997, as
                                            amended by Amendment No. 1 to
                                            Credit Agreement dated August 1,
                                            1997.                      Page 64

(10.2) Business Loan Agreement between Stationer's Inc. and First Sentry Bank dated March 11, 1997 in original principal amount of
                                            $800,000, with attendant
                                            Promissory Note.           Page 145

(10.3)                                      Commercial Gross Lease between M.
                                            Field Gomila et al and Bourque
                                            Printing dba Upton Printing dated
                                            October 29, 1997, regarding 740
                                            and 746 Carondolet Street, New
                                            Orleans, Louisiana.        Page 159

         Executive Compensation Plans       Company's 1993 Stock Option Plan,
         and Arrangements                   effective March 22, 1994, filed as
                                            Exhibit 10.14 to Form 10-K dated
                                            January 27, 1994, filed January 31,
                                            1994, is incorporated herein by
                                            reference.

(10.4) Deferred Compensation Agreement dated July 1, 1993 between Blue Ridge Printing Co., Inc. and
                                            Glenn W. Wilcox, Sr.       Page 179

(10.5) Split Dollar Life Insurance Agreement dated July 1, 1993 between Blue Ridge Printing Co., Inc. and Glenn W. Wilcox, Sr.
                                                                       Page 186

(11)     Statement re computation of        Exhibit 11                 Page 191
         per share earnings

(21)     Subsidiaries of the Registrant     Exhibit 21                 Page 192

(23)     Consent of Ernst & Young LLP       Exhibit 23                 Page 193

(27)     Financial Data Schedule            Exhibit 27                 Page 194