Form 10-Q
period 1998-01-31
CHAMPION INDUSTRIES INC
filed 1998-03-11
CIK 19149

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended January 31, 1998     Commission File No. 0-21084

                           -------------------------


                           CHAMPION INDUSTRIES, INC.
            (Exact Name of Registrant as Specified in Its Charter)

         WEST VIRGINIA                                           55-0717455
(State or other jurisdiction of                                (IRS Employer
Incorporation or Organization)                              Identification No.)


                       2450 FIRST AVENUE, P.O. BOX 2968
                       HUNTINGTON, WEST VIRGINIA 25728
                  (Address of principal executives offices)
                                  (Zip Code)

                        ______________________________


                                (304) 528-2791
                       (Registrant's telephone number,
                             including area code)

                        ______________________________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X     No      .
                                                     -----      -----
8,388,445 shares of common stock of the Registrant were outstanding at January 31, 1998.

                           CHAMPION INDUSTRIES, INC.

                                     INDEX

                                                                      PAGE NO.

Part I.   Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets.........................       2
               Consolidated Income Statements......................       4
               Consolidated Statements of Cash Flows...............       5
               Notes to the Consolidated Financial Statements......       6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................       8

Part II.  Other Information

     Item 6.   Exhibits and Reports on Form 8-K....................      12

Signatures.........................................................      12

                           CHAMPION INDUSTRIES, INC.

                          Consolidated Balance Sheets
                                  (Unaudited)

                                     Assets

                                                                               JANUARY 31,         OCTOBER 31,
                                                                                  1998                1997
                                                                              --------------------------------
Current assets:
   Cash and cash equivalents                                                  $    (77,007)       $    912,290
   Accounts receivable, net of allowance of $1,221,000 and $1,140,000           18,634,981          19,075,180

   Inventories                                                                  11,727,541          11,576,651
   Property held for sale                                                              ---             300,000
   Other current assets                                                            501,271             283,642
   Deferred income tax assets                                                      981,619             981,619
                                                                              --------------------------------
       Total current assets                                                     31,768,405          33,129,382

Property and equipment, at cost:
   Land                                                                            784,889             784,889
   Buildings and improvements                                                    4,180,269           4,144,472
   Machinery and equipment                                                      23,464,881          22,852,103
   Equipment under capital leases                                                5,720,594           5,720,594
   Furniture and fixtures                                                        1,652,194           1,684,275
   Vehicles                                                                      1,986,223           1,914,362
                                                                              --------------------------------
                                                                                37,789,050          37,100,695
       Less accumulated depreciation                                           (14,596,448)        (13,825,053)
                                                                              --------------------------------
                                                                                23,192,602          23,275,642

Cash surrender value of officers' life insurance                                   972,424             921,213

Goodwill, net of accumulated amortization                                        2,543,153           2,558,356

Other assets                                                                       404,037             461,120
                                                                              --------------------------------
                                                                                 3,919,614           3,940,689
                                                                              --------------------------------

       Total assets                                                            $58,880,621         $60,345,713
                                                                               ===============================


           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.


                           CHAMPION INDUSTRIES, INC.


                         Consolidated Balance Sheets
                                  (Unaudited)

                      Liabilities And Shareholders' Equity

                                                                               JANUARY 31,         OCTOBER 31,
                                                                                  1998                1997
                                                                              --------------------------------
Current liabilities:
   Notes payable                                                             $   2,900,000        $  2,425,000
   Accounts payable                                                              2,423,898           3,657,365
   Accrued payroll                                                               1,731,298           2,052,130
   Taxes accrued and withheld                                                      547,387             571,477
   Accrued income taxes                                                            478,218             450,027
   Accrued expenses                                                                819,386             793,848
   Current portion of long-term debt:
       Notes payable                                                             2,842,844           2,842,844
       Capital lease obligations                                                 1,401,519           1,401,519
                                                                             ---------------------------------
          Total current liabilities                                             13,144,550          14,194,210

Long-term debt, net of current portion:
   Notes payable                                                                10,796,498          11,328,588
   Capital lease obligations                                                     3,503,618           3,827,368
Deferred compensation                                                              569,047             555,886
Deferred income tax liability                                                    3,589,889           3,589,889
Deferred gain                                                                          ---                 ---
                                                                              --------------------------------
          Total liabilities                                                     31,603,602          33,495,941

Commitments and contingencies                                                          ---                 ---

Shareholders' equity:
    Common stock, $1 par value, 20,000,000 shares authorized;
      8,388,445 and 8,384,930 shares issued and outstanding                      8,388,445           8,384,930
    Additional paid-in capital                                                   7,495,930           7,450,328
    Retained earnings                                                           11,392,644          11,014,514
                                                                               -------------------------------

Total shareholders' equity                                                      27,277,019          26,849,772
                                                                               -------------------------------

Total liabilities and shareholders' equity                                     $58,880,621         $60,345,713
                                                                               ===============================



           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                   Champion Industries, Inc. and Subsidiaries


                        Consolidated Income Statements
                                  (Unaudited)



                                                                                     Three Months Ended
                                                                                         January 31,
                                                                                  1998                1997
                                                                              --------------------------------
Revenues:
   Printing                                                                  $  23,955,963        $ 16,137,366
   Office products and office furniture                                          5,678,515           4,978,470
                                                                             ---------------------------------
     Total revenues                                                             29,634,478          21,115,836

Cost of sales:
   Printing                                                                     17,508,471          11,778,980
   Office products and office furniture                                          3,759,136           3,332,299
                                                                             ---------------------------------
     Total cost of sales                                                        21,267,607          15,111,279
                                                                             ---------------------------------

Selling, general and administrative expenses                                     6,662,752           4,694,266
                                                                             ---------------------------------

Income from operations                                                           1,704,119           1,310,291
                                                                             ---------------------------------

Other income (expense):
   Interest income                                                                     157               7,396
   Interest expense                                                               (427,415)           (238,070)
   Other                                                                           110,208             454,846
                                                                             ---------------------------------
                                                                                  (317,050)            224,172
                                                                             ---------------------------------

Income before income taxes                                                       1,387,069           1,534,463
   Income taxes                                                                   (589,691)           (665,466)
                                                                             ---------------------------------

Net income                                                                    $    797,378         $   868,997
                                                                              ================================

Earnings per share:

   Basic                                                                            $.10                  $.10
   Diluted                                                                           .09                   .10

Dividends per share:                                                                $.05                  $.04

Weighted average shares outstanding:

   Basic                                                                          8,385,656           8,382,489
   Diluted                                                                        8,435,507           8,438,879



           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.


                  Champion Industries, Inc. and Subsidiaries


                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                     Three Months Ended
                                                                                        January 31,
                                                                                  1998                1997
                                                                              --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $    797,377        $    868,998
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation, amortization and accretion                                         786,597             636,486
  Gain on sale of property                                                         (39,000)                 --
  Deferred gain on sale of assets                                                       --            (330,443)
  Deferred income taxes                                                                 --              36,031
  Deferred compensation                                                             13,161              18,988
  Changes in assets and liabilities:
   Accounts receivable                                                             440,199           1,371,015
   Inventories                                                                    (150,889)           (836,877)
   Other current assets                                                           (217,629)           (187,678)
   Accounts payable                                                             (1,233,467)           (461,614)
   Accrued payroll                                                                (320,832)            (88,130)
   Taxes accrued and withheld                                                      (24,090)           (139,617)
   Accrued income taxes                                                             28,191            (678,302)
   Accrued expenses                                                                 25,538            (871,228)
                                                                              --------------------------------
Net cash provided by (used in) operations                                          105,156            (662,371)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                (596,101)           (543,192)
Proceeds from sale of assets                                                       339,000                  --
Business acquired, net of cash received                                                 --             254,676
Increase in cash surrender value of officer's life insurance                       (51,211)            (46,673)
Decrease in other assets                                                            57,084               9,296
                                                                              --------------------------------
Net cash (used in) provided by investing activities                               (251,228)           (325,893)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on notes payable                                                     475,000             950,000
Proceeds from long-term debt and capital leases                                     104,000             282,433
Principal payments on long-term debt and capital leases                          (1,052,093)           (749,442)
Proceeds from exercise of stock options                                             49,115                  --
Cash paid in lieu of fractional shares                                                  --              (3,677)
Dividends paid                                                                    (419,247)           (324,195)
                                                                              --------------------------------
Net cash (used in) provided by financing activities                               (843,225)            155,119
                                                                              --------------------------------
Net (decrease) increase in cash                                                   (989,297)           (833,145)
Cash and cash equivalents, beginning of period                                     912,290           2,460,879
                                                                              --------------------------------
Cash and cash equivalents, end of period                                       $   (77,007)         $1,627,734
                                                                              ================================

           SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                           CHAMPION INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  BUSINESS OPERATIONS AND BASIS OF PRESENTATION

The foregoing financial information is unaudited and has been prepared from the records of Champion Industries, Inc., and subsidiaries ("Champion" or the "Company"). In the opinion of management, the financial information reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements for the year ended October 31, 1997 and related notes thereto contained in the Company's Form 10-K dated January 29, 1998. The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles and instructions to the Securities and Exchange Commission Form 10-Q.

The accompanying consolidated financial statements of the Company include the accounts of The Chapman Printing Company, Inc., Stationers, Inc., Bourque Printing, Inc., Dallas Printing Company, Inc., Carolina Cut Sheets, Inc., U.S. Tag & Ticket Company, Inc., Donihe Graphics, Inc., The Merten Company, Smith & Butterfield Co., Inc., Interform Corporation and Blue Ridge Printing Co., Inc.

2.  INVENTORIES

Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

Inventories consisted of the following:


                                                      JANUARY 31,   OCTOBER 31,
                                                          1998         1997
                                                      -------------------------
   Printing:
     Raw materials                                    $ 3,049,180   $ 3,030,425
     Work in process                                    2,885,015     2,867,270
     Finished goods                                     2,823,844     2,806,475
   Office products and office furniture                 2,969,502     2,872,481
                                                      -------------------------
                                                      $11,727,541   $11,576,651
                                                      =========================


3.  EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board (FASB) issued Statement
No. 128, Earnings per Share, which requires the reporting of basic and diluted earnings per share. The Company adopted Statement 128 in the first quarter of 1998 as required. Earnings per share and weighted average shares outstanding for all periods presented have been restated to conform to Statement 128. Basic earnings per share excludes any dilutive effects of stock options and is computed by dividing net income by the weighted average shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The effect of dilutive stock options on weighted average shares outstanding was 49,851 and 56,390 for the quarters ended January 31, 1998 and 1997.

                           CHAMPION INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


4.  DIVIDENDS

The Company declared a dividend of five cents to be paid on March 27, 1998, to stockholders of record on March 9, 1998.

5.  ACQUISITIONS

On December 31, 1996, the Company acquired all the issued and outstanding common shares of Interform Corporation ("Interform"), a business forms printer located in Bridgeville, Pennsylvania, in exchange for cash of $2.5 million. Champion utilized the proceeds of a loan from a bank to provide the cash consideration and to refinance the existing long-term debt of Interform.
The transaction was accounted for under the purchase method of accounting.

The following summarizes the unaudited consolidated pro forma results of operations for the quarter ended January 31, 1997, assuming the acquisition had been consummated at the beginning of the quarter.

                                                     1997
                                                 -----------
     Revenues                                    $26,441,000
     Net income                                     $691,000
     Diluted earnings per share                         $.08
     Diluted weighted average
       shares outstanding                          8,438,879


6.  NEW ACCOUNTING PRONOUNCEMENTS

In June, 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company does not expect that the adoption of these statements will have a material impact on the consolidated financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

     The Company is a commercial printer, business form manufacturer and office products and office furniture supplier in regional markets east of the Mississippi River. The Company has grown through strategic acquisitions and internal growth. Through such growth, the Company has realized regional economies of scale and operational efficiencies.

     The Company's largest acquisition since its initial public offering in 1993 was the purchase of Interform Corporation ("Interform") on December 31, 1996. The addition of Interform's sales in the business forms segment has increased the printing component of the Company's revenue mix. Through sales to independent distributors, and through its own distributor, Consolidated Graphic Communications, Interform provides the Company's manufacturing divisions access to the large northeastern markets of Pennsylvania, New Jersey and New York. Interform contributed significantly to revenues in the quarter ended January 31, 1998.

     The Company's 1997 acquisition of Blue Ridge Printing Co., Inc. ("Blue Ridge"), located in Asheville, North Carolina and Knoxville, Tennessee added a premier commercial color printer specializing in sales to and through advertising agencies. A portion of its sales utilizes the proprietary QuadRaster(TM) technology which creates color printing of significantly higher resolution and impact than traditional color imaging methods. This technology provides the opportunity for increased sales of high-end color jobs throughout the Company.

     The Company's most recent acquisition was the addition of Rose City Press ("Rose City"), located in Charleston, West Virginia. Rose City is a major competitor in the office products arena in the important Charleston market and has been in business since 1923. Rose City has now come full circle, having sold its printing assets to Champion's predecessor, Chapman Printing Company, in 1974. The combination of Rose City and Chapman Printing's Charleston division gives Champion a powerful presence in West Virginia's capital city. The acquisition of Rose City will not materially impact the Company's financial position, results of operations or cash flows as presented herein.

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

     The Company's cost of sales primarily consist of raw materials, including paper, ink, pre-press supplies and purchased office supplies, furniture and data products, and manufacturing costs including direct labor, indirect labor and overhead. Significant factors affecting the Company's cost of sales include the costs of paper in both printing and office supplies, the costs of labor and other raw materials.

     The Company's operating costs consist of selling, general and administrative expenses. These costs include salaries, commissions and wages for sales, customer service, accounting, administrative and executive personnel, rent, utilities and equipment maintenance.

Results of Operations

  The following table sets forth for the periods indicated information derived from the Company's Consolidated Income Statements, including certain information presented as a percentage of total revenues. In 1997, the Company acquired all of the outstanding common stock of Blue Ridge. This combination has been accounted for as a pooling of interests. Accordingly, financial information for the three months ended January 31, 1997 has been restated as though Blue Ridge and the Company had always been combined.


                                                      THREE MONTHS ENDED JANUARY 31,
                                                             ($ in thousands)
                                                 ----------------------------------------

                                                        1998                   1997
                                                 -----------------      -----------------

Revenues:
  Printing                                       $ 23,956    80.8%      $ 16,137    76.4%
  Office products and office furniture              5,678    19.2          4,978    23.6
                                                 -----------------      -----------------
    Total revenues                                 29,634   100.0         21,115   100.0

Cost of sales:
  Printing                                         17,508    59.0         11,779    55.8
  Office products and office furniture              3,759    12.7          3,332    15.8
                                                 -----------------      -----------------
    Total cost of sales                            21,267    71.7         15,111    71.6
                                                 -----------------      -----------------
Selling, general and administrative expense         6,663    22.5          4,694    22.2
                                                 -----------------      -----------------
Income from operations                              1,704     5.8          1,310     6.2

Other income (expense):
  Interest income                                       0     0.0              7     0.0
  Interest expense                                   (427)   (1.4)          (238)   (1.1)
  Other income                                        110     0.3            455     2.2
                                                 -----------------      -----------------
Income before income taxes                          1,387     4.7          1,534     7.3
  Income taxes                                       (590)   (2.0)          (665)   (3.2)
                                                 -----------------      -----------------
Net income                                       $    797     2.7%      $    869     4.1%
                                                 =================      =================

     The following discussion and analysis presents the significant changes in the financial position and results of operations of the Company and should be read in conjunction with the audited financial statements and notes thereto included elsewhere herein.

Three Months Ended January 31, 1998 Compared to Three Months Ended
  January 31, 1997

  Revenues

     Total revenues increased 40.3% in the first quarter of 1998 to $29.6 million from $21.1 million in the first quarter of 1997. Printing revenue increased 48.5% in the first quarter of 1998 to $24.0 million from $16.1 million in the first quarter of 1997. Office products and office furniture revenue increased 14.1% in the first quarter of 1998 to $5.7 million from $5.0 million in the first quarter of 1997. The increase in total revenues was primarily achieved through the acquisition of Interform, which contributed $6.4 million to this change. Revenues at existing printing divisions increased by approximately $1.4 million in the first quarter of 1998 due to increased sales efforts coupled with increased printing capabilities at various locations. Since the printing business is very capital and labor intensive, a key success factor is increasing revenues to a level exceeding fixed costs. The Company has been increasing volume through acquisitions and increased marketing activity to new and existing customers. The Company expects to realize the benefit of improved margins as volume increases. The existing office products and office furniture divisions also experienced a sales increase during the first quarter of 1998 of approximately $700,000 due to increased sales efforts.

  Cost of Sales

     Total cost of sales increased 40.7% in the first quarter of 1998 to $21.3 million from $15.1 million in the first quarter of 1997. Printing cost of sales increased 48.6% in the first quarter of 1998 to $17.5 million from $11.8 million in the first quarter of 1997, due primarily to sales volume and the addition of newly acquired divisions with lower sales margins. As the Company has increased volume through the addition of acquired businesses, cost of sales as a percentage of revenues has increased because the additions have been lower margin businesses than the Company's original core operations. The first quarter gross margins are historically lower than complete year amounts, because the second and fourth quarters are typically the most profitable and absorb more overhead. The cost of sales for the first quarter of 1998 was lower than the year ago quarter due to the effect of Interform's lower margin sales. Office products and office furniture cost of sales increased 12.8% in the first quarter of 1998 to $3.8 million from $3.3 million in the first quarter of 1997, primarily due to growth in sales. The increase in cost of sales parallels the change in sales. The cost of office products sales as a percentage of office products sales has remained relatively stable.

  Operating Expenses and Income

     Selling, general and administrative expenses increased as a percentage of sales in first quarter of 1998 to 22.5% from 22.2% in the first quarter of 1997 due to increased overhead costs associated with acquired businesses. Selling, general and administrative expenses continue to fall on an annual basis as they are spread over an increasingly large sales base. For the reasons stated above, income from operations increased 30.1% in the first quarter of 1998 to $1.7 million from $1.3 million in the first quarter of 1997. Operating income as a percentage of sales has declined over the last three years due to the addition of lower margin acquired businesses. The Company expects to realize the benefits of the increased volume from acquired businesses in the future as a result of cross selling, capital equipment improvements, broader product lines and corporate purchasing advantages.

  Other Income/Expense

     Interest expense increased $189,000 to $427,000 in the first quarter of 1998 from $238,000 in the first quarter of 1997 as a result of the debt assumed in the Interform acquisition and the financing of the purchase price. Other income decreased from $455,000 in the first quarter of 1997 to $110,000 in the first quarter of 1998 due primarily to the recognition of a nonrecurring deferred gain of $330,000 in the first quarter of 1997.

  Income Taxes

     The provision for income taxes as a percentage of income before income taxes was approximately 43% in the first quarters of 1998 and 1997, and is consistent with the rates for the years ended October 31, 1997 and 1996. The effective income tax rate was approximately the combined federal and state, net of federal benefit, statutory income tax rate.

  Net Income

     After adjusting for the nonrecurring gain, net core earnings increased 17.2% to $797,000 in the first quarter of 1998, compared to $681,000 in the first quarter of 1997. Net income for the first quarter of 1998 decreased 8.2% to $797,000 from $869,000 in the first quarter of 1997. Diluted earnings per share in the first quarter of 1998 were $0.09 compared to $0.10 in the first quarter of 1997. Net income as a percentage of sales has declined over the last three years due to the addition of acquired businesses with lower margins as discussed above. The Company expects to realize the benefits of the increased volume from acquired businesses in the future as a result of cross selling, capital equipment improvements, broader product lines and corporate purchasing advantages.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided from operating activities for the three months ended January 31, 1998, was $105,000, compared to cash used in operating activities of ($662,000) for the same period in 1997, and was positively impacted by controlled growth in inventories, improved collection of accounts receivable, and timing of payments of accrued income taxes and expenses.

     The Company continues to make significant investments in equipment. Capital expenditures for the three months ended January 31, 1998, were $596,000 versus the $543,000 expended in the first quarter of 1997. These expenditures primarily relate to the upgrading of printing equipment to meet the demands of production. Management plans to continue making such improvements and expects total capital expenditures to approximate $3 million in 1998. Included in these capital expenditures for 1998 is the initial phase of upgrading the Company's information systems. Management plans to develop and implement a centralized information system infrastructure.

     At January 31, 1998, working capital was $18.6 million compared to $18.9 million and $17.5 million at October 31, 1997 and January 31, 1997. Working capital continues to be adequate to meet current operating needs.

     The Company has historically financed its acquisitions, capital expenditures, and working capital needs from cash generated from its operations and bank borrowings. However, to fund the Company's plans to continue to expand its operations internally and through acquisitions and to upgrade its information systems, additional financing is necessary. The Company is currently evaluating financing alternatives such as the issuance of stock, obtaining additional debt or a combination thereof.
These financing arrangements should be in place within the next three months.

INFLATION AND ECONOMIC CONDITIONS

     Management believes that the effect of inflation on the Company's operations has not been material and will continue to be immaterial for the foreseeable future. The Company does not have long-term contracts; therefore, to the extent permitted by competition, it has the ability to pass through to its customers most cost increases resulting from inflation, if any.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including without limitation statements including the word "believes," "anticipates," "intends," "expects" or words of similar import, constitute "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions, changes in business strategy or development plans, and other factors referenced in this report. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                          PART II - OTHER INFORMATION


Item 6.   Exhibits and reports on Form 8-K

The following reports on Form 8-K were filed during the quarter for which this report is filed:

          None.


                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CHAMPION INDUSTRIES, INC.


Date:  March 11, 1998                /s/ Marshall T. Reynolds
                                    ----------------------------------------
                                    Marshall T. Reynolds
                                    President and Chief Executive Officer



Date:  March 11, 1998                /s/ Joseph C. Worth, III
                                    ----------------------------------------
                                    Joseph C. Worth, III
                                    Vice President and Chief Financial Officer