Form 10-K/A
period 1997-10-31
CHAMPION INDUSTRIES INC
filed 1998-03-25
CIK 19149

                                   AMENDMENT NO. 1
                                   FORM 10-K/A

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

Total number of pages including cover page - 64.

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

     The Company's inventory goal is to have approximately 60% of the office products items the Company sells in stock. Another 30% are ordered on a daily basis and received overnight. The remaining 10% are items that come direct from manufacturers and may take one week from placement of order to delivery to customer. Office furniture sales are made primarily from the Company's in-house stock. However, special orders from manufacturers may require up to 90 days for delivery.

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

                     SELECTED CONSOLIDATED FINANCIAL DATA

     The Consolidated Income Statement and Balance Sheet Data of the Company set forth below at and for the years ended October 31, 1993 through 1997 have been derived from the audited Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with the Consolidated Financial Statements of the Company (and notes thereto) appearing elsewhere herein and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."
In 1997, the Company acquired all the outstanding common stock of Blue Ridge. This combination has been accounted for as a pooling of interests. Accordingly, all financial information has been restated as though Blue Ridge and the Company had always been combined.

                                                                        Year Ended October 31,
                                                      ---------------------------------------------------------
                                                         1993        1994        1995        1996        1997
                                                         ----        ----        ----        ----        ----
                                                           (In thousands, except share and per share data)

INCOME STATEMENT DATA:
Revenues:
  Printing.......................................     $  22,899   $  30,001   $  35,371   $  49,242   $  87,979
  Office products and office furniture...........        10,691      13,229      14,532      17,115      20,406
                                                      ---------   ---------   ---------   ---------   ---------
       Total revenues............................        33,590      43,230      49,903      66,357     108,385
Cost of sales:
  Printing.......................................        13,478      17,755      22,251      33,015      59,850
  Office products and office furniture...........         6,836       8,605       9,670      11,077      13,289
                                                      ---------   ---------   ---------   ---------   ---------
       Total cost of sales.......................        20,314      26,360      31,921      44,092      73,139
Selling, general and administrative expense......        10,155      12,486      12,788      16,197      28,079
                                                      ---------   ---------   ---------   ---------   ---------
Income from operations...........................         3,121       4,384       5,194       6,068       7,167
  Interest income................................           129          67          11          25          20
  Interest expense...............................          (140)       (132)       (252)       (693)     (1,586)
  Other income...................................            69         212         113         224         737
                                                      ---------   ---------   ---------   ---------   ---------
Income before income taxes.......................         3,179       4,531       5,066       5,624       6,338

  Income taxes...................................        (1,278)     (1,859)     (2,060)     (2,252)     (2,571)
                                                      ---------   ---------   ---------   ---------   ---------
Net income.......................................     $   1,901   $   2,672   $   3,006   $   3,372   $   3,767
                                                      =========   =========   =========   =========   =========
Earnings per share(1):
  Basic..........................................     $    0.26   $    0.33   $    0.37   $    0.41   $    0.45
  Diluted........................................     $    0.26   $    0.33   $    0.37   $    0.40   $    0.45

Dividends per share..............................     $   0.041   $   0.098   $  0.122    $   0.152   $   0.190

Weighted average common shares
  outstanding(1):
  Basic..........................................     7,299,035   8,084,088   8,147,389   8,323,518   8,383,391
  Diluted........................................     7,299,035   8,098,799   8,176,716   8,356,032   8,441,083

                                                                           At October 31,
                                                      ---------------------------------------------------------
                                                         1993        1994        1995        1996        1997
                                                         ----        ----        ----        ----        ----
BALANCE SHEET DATA:
Working capital..................................     $   9,603   $  10,040   $  11,148   $  13,579   $  18,935
Total assets.....................................        21,050      25,690      28,643      44,063      60,346
Current portion of long term debt................           484         538       1,077       2,437       4,244
Long-term debt, net of current portion...........         1,131       1,124       2,405       7,561      15,156
Shareholders' equity.............................        15,027      17,739      19,794      24,641      26,850

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

     The Company's 1997 acquisition of Blue Ridge, located in Asheville, North Carolina and Knoxville, Tennessee added a premier commercial color printer specializing in sales to and through advertising agencies. A portion of its sales utilize the proprietary QuadRaster [trademark symbol] technology which creates color printing of significantly higher resolution and impact than traditional color imaging methods. This technology provides the opportunity for increased sales of high-end color jobs throughout the Company.

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

     The Company's operating costs consist of selling, general and administrative expenses. These costs include salaries, commissions and wages for sales, customer service, accounting, administrative and executive personnel, rent, utilities, and equipment maintenance.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated information derived from the Company's Consolidated Income Statements, including certain information presented as a percentage of total revenues. In 1997, the Company acquired all the outstanding common stock of Blue Ridge. This combination has been accounted for as a pooling of interests. Accordingly, all prior period financial information has been restated as though Blue Ridge and the Company had always been combined.


                                                                         Year Ended October 31,
                                                                            ($ in thousands)
                                                     -------------------------------------------------------------
                                                           1997                  1996                  1995
                                                           ----                  ----                  ----

Revenues:
  Printing......................................     $ 87,979    81.2%     $ 49,242    74.2%     $ 35,371    70.9%
  Office products and office furniture..........       20,406    18.8        17,115    25.8        14,532    29.1
                                                     --------   -----      --------   -----      --------   -----
        Total revenues..........................      108,385   100.0        66,357   100.0        49,903   100.0

Cost of sales:
  Printing......................................       59,850    55.2        33,015    49.8        22,251    44.6
  Office products and office furniture..........       13,289    12.3        11,077    16.7         9,670    19.4
                                                     --------   -----      --------   -----      --------   -----
       Total cost of sales......................       73,139    67.5        44,092    66.5        31,921    64.0

Selling, general and administrative expenses....       28,079    25.9        16,197    24.4        12,788    25.6
                                                     --------   -----      --------   -----      --------   -----
Income from operations..........................        7,167     6.6         6,068     9.1         5,194    10.4
  Other income (expense):
    Interest income.............................           20     0.0            25     0.0            11     0.0
    Interest expense............................       (1,586)   (1.4)         (693)   (1.0)         (252)   (0.5)
    Other income................................          737     0.7           224     0.4           113     0.2
                                                     --------   -----      --------   -----      --------   -----
Income before income taxes......................        6,338     5.9         5,624     8.5         5,066    10.1
  Income taxes..................................       (2,571)   (2.4)       (2,252)   (3.4)       (2,060)   (4.1)
                                                     --------   -----      --------   -----      --------   -----
Net income......................................     $  3,767     3.5%     $  3,372     5.1%     $  3,006     6.0%
                                                     ========   =====      ========   =====      ========   =====

The following discussion and analysis presents the significant changes in the financial position and results of operations of the Company and should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere herein.

Year Ended October 31, 1997 Compared to Year Ended October 31, 1996
-------------------------------------------------------------------
Revenues
--------
     Total revenues increased 63.3% in fiscal 1997 to $108.4 million from $66.4 in fiscal 1996. Printing revenue increased 78.7% in fiscal 1997 to $88.0 million from $49.2 million in 1996. Office products and office furniture revenue increased 19.2 % in fiscal 1997 to $20.4 million from $17.1 million in fiscal 1996. This was achieved through new acquisitions which accounted for increased printing sales of $35.5 million and increased office products and office furniture sales of $3.6 million. The office products and office furniture change in sales was also impacted by a one-time furniture sale totaling $500,000 in 1996.

Cost of Sales
-------------

     Total cost of sales increased 65.9% in fiscal 1997 to $73.1 million from $44.1 million in fiscal 1996. Printing cost of sales increased 81.3% in fiscal 1997 to $59.9 million from $33.0 million in fiscal 1996, due primarily to sales volume and the impact of newly acquired divisions with lower sales margins. Office products and office furniture cost of sales increased 20.0% in fiscal 1997 to $13.3 million from $11.1 million in fiscal 1996, primarily due to increased sales volume.

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

Other Income/Expense
--------------------

     Interest expense increased $893,000 from $693,000 in fiscal 1996 to $1.6 million in fiscal 1997 as a result of the debt assumed in the Interform acquisition. Other income increased from $224,000 in fiscal 1996 to $737,000 in fiscal 1997 due to a $330,000 one-time recognition of deferred gain from the previous sale of Stationers' bookstore operations.

Net Income
----------
     Income taxes in fiscal 1997 increased slightly to 40.6% from 40.0% in fiscal 1996 due to the Company's expansion into states with higher tax rates. For the reasons stated above, net income for fiscal 1997 increased 11.7% to $3.8 million, or $0.45 per share (diluted), from $3.4 million, or $0.40 per share (diluted), in fiscal 1996.

Year Ended October 31, 1996 Compared to Year Ended October 31, 1995
-------------------------------------------------------------------
Revenues
--------

     Total revenues increased 33.0% in fiscal 1996 to $66.4 million from $49.9 million in fiscal 1995. Printing revenue increased 39.2% in fiscal 1996 to $49.2 million from $35.4 million in 1995. Office products and office furniture revenue increased 17.8 % in fiscal 1996 to $17.1 million from $14.5 million in fiscal 1995. This was achieved through new acquisitions which accounted for increased printing sales of $5.5 million and increased office products and office furniture sales of $1.6 million. The office products and office furniture divisions also experienced $1.0 million of sales growth due to increased sales efforts and a one-time furniture sale totaling $500,000.

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

Net Income
----------

     Income taxes remained relatively constant at about 40%. For the reasons stated above, net income increased 12.2% to $3.4 million, or $0.40 per share (diluted), for fiscal 1996, from $3.0 million, or $0.37 per share (diluted), in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its acquisitions, capital expenditures and working capital through cash generated from operating activities and debt. At October 31, 1997 working capital was $19.0 million compared to $13.6 million at October 31, 1996. Working capital was increased by the addition of positive working capital of acquired businesses. At October 31, 1996, working capital was $13.6 million compared to $11.1 million at October 31, 1995. Working capital was positively impacted by acquired businesses in 1997 and 1996. Management plans to continue making significant investments in equipment and expects total capital expenditures to approximate $3 million in 1998. Included in these capital expenditures for 1998 is the initial phase of upgrading the Company's information systems. Management plans to develop and implement a centralized information system
infrastructure.   However, to fund the Company's plans to continue to expand its operations internally and through acquisitions and to upgrade its information systems, additional financing is necessary. The Company is currently evaluating financing alternatives such as the issuance of stock, obtaining additional debt or a combination thereof. These financing arrangements should be in place within the next three months.

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

YEAR 2000 ASSESSMENT

     Management has initiated a Company-wide program to assess the need to modify or replace portions of its information systems enabling the proper processing of transactions relating to the Year 2000 and beyond. The Company primarily utilizes purchased software and management believes that there are adequate sources of Year 2000 compliant software available from vendors that will meet its needs. Management continues to evaluate appropriate courses of corrective action, including the cost/benefit of modifying existing software versus purchasing new software and hardware. However, until a complete cost/ benefit analysis of the various alternatives available to the Company is completed, an estimate of the total cost of its Year 2000 project cannot be made at this time. Management does not expect the Year 2000 project to materially impact results of operations based on the current status of the analysis.

     The Year 2000 project is expected to be completed no later than December 31, 1998. Management believes that with modifications to existing software and/or conversions to new software, the Year 2000 problem will not pose significant operational problems to the Company. However, if such modifications and/or conversions are not made, or are not completed timely, this issue could have a material impact on the Company's operations. The Company has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems. While management believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company.

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

(10.4) Deferred Compensation Agreement dated July 1, 1993 between Blue Ridge Printing Co., Inc. and
                                            Glenn W. Wilcox, Sr.       Page 179

(10.5) Split Dollar Life Insurance Agreement dated July 1, 1993 between Blue Ridge Printing Co., Inc. and Glenn W. Wilcox, Sr.
                                                                       Page 186

(21)     Subsidiaries of the Registrant     Exhibit 21                 Page 192

(23)     Consent of Ernst & Young LLP       Exhibit 23                 Page 193

(24)     Power of Attorney                  Filed as Exhibit 24.1 to
                                            Registration Statement on Form S-2,
                                            File No. 333-47585, filed on
                                            March 9, 1998
                                                                       Page 194

(27)     Amended Financial Data Schedule    Exhibit 27                 Page 197

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


                                       Date:  March 23, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE AND TITLE                         DATE


/s/ Robert H. Beymer                   *    March 23, 1998
------------------------------------------
Robert H. Beymer, Director


/s/ Philip E. Cline                    *    March 23, 1998
------------------------------------------
Philip E. Cline, Director


/s/ Harley F. Mooney, Jr.              *    March 23, 1998
------------------------------------------
Harley F. Mooney, Jr., Director

/s/ Todd L. Parchman                   *    March 23, 1998
------------------------------------------
Todd L. Parchman, Director


/s/ A. Michael Perry                   *    March 23, 1998
------------------------------------------
A. Michael Perry, Director


/s/ Marshall T. Reynolds               *    March 23, 1998
------------------------------------------
Marshall T. Reynolds, Director


/s/ Neal W. Scaggs                     *    March 23, 1998
------------------------------------------
Neal W. Scaggs, Director

/s/ Glenn W. Wilcox, Sr.               *    March 23, 1998
------------------------------------------
Glenn W. Wilcox, Sr., Director


* By Marshall T. Reynolds, attorney in fact

                            CHAMPION INDUSTRIES, INC.

                    Audited Consolidated Financial Statements

                                  and Schedule

                                October 31, 1997


                                    CONTENTS

Report of Independent Auditors (Item 8).....................................F-2

Audited Consolidated Financial Statements and Schedule (Item 8)
   Consolidated Balance Sheet...............................................F-3
   Consolidated Income Statements...........................................F-5
   Consolidated Statements of Shareholders' Equity..........................F-6
   Consolidated Statements of Cash Flows....................................F-7
   Notes to Consolidated Financial Statements...............................F-8
   Schedule II--Valuation and Qualifying Accounts (Item 14).................F-20

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


                                        /s/ Ernst & Young LLP



Charleston, West Virginia
January 23, 1998, except for
Note 10, as to which the date
is March 2, 1998

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                                                         OCTOBER 31,
                                                                                  1997                1996
                                                                               -------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $    912,290        $  2,460,879
   Accounts receivable, net of allowance of $1,140,000 and $548,000             19,075,180          11,683,573
   Inventories                                                                  11,576,651           7,446,025
   Property held for sale                                                          300,000               -
   Other current assets                                                            283,642             410,706
   Deferred income tax assets                                                      981,619             560,511
                                                                               -------------------------------
Total current assets                                                            33,129,382          22,561,694

Property and equipment, at cost:
   Land                                                                            784,889             795,336
   Buildings and improvements                                                    4,144,472           4,124,217
   Machinery and equipment                                                      22,852,103          16,716,660
   Equipment under capital leases                                                5,720,594           4,401,928
   Furniture and fixtures                                                        1,684,275           1,329,459
   Vehicles                                                                      1,914,362           1,318,437
                                                                               -------------------------------
                                                                                37,100,695          28,686,037
Less accumulated depreciation                                                  (13,825,053)        (10,852,764)
                                                                               -------------------------------
                                                                                23,275,642          17,833,273

Cash surrender value of officers' life insurance                                   921,213             784,089
Goodwill, net of accumulated amortization                                        2,558,356           2,565,287
Other assets                                                                       461,120             318,233
                                                                               -------------------------------
                                                                                 3,940,689           3,667,609
                                                                               -------------------------------
Total assets                                                                   $60,345,713         $44,062,576
                                                                               ===============================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                                           OCTOBER 31,
                                                     1997              1996
                                                -------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $  3,657,365        $ 1,667,705
  Notes payable                                    2,425,000          1,300,000
  Accrued payroll and commissions                  2,052,130          1,065,721
  Taxes accrued and withheld                         571,477            806,638
  Accrued income taxes                               450,027          1,311,437
  Accrued expenses                                   793,848            394,617
  Current portion of long-term debt:
    Notes payable                                  2,842,844          1,690,078
    Capital lease obligations                      1,401,519            746,708
                                                 ------------------------------
Total current liabilities                         14,194,210          8,982,904

  Long-term debt, net of current portion:
    Notes payable                                 11,328,588          4,447,934
    Capital lease obligations                      3,827,368          3,113,083
  Deferred income tax liability                    3,589,889          2,073,891
  Deferred compensation                              555,886            473,601
  Deferred gain                                        -                330,443
                                                 ------------------------------
  Total liabilities                               33,495,941         19,421,856

  Commitments and contingencies                        -                  -

  Shareholders' equity:
    Common stock, $1 par value, 20,000,000
      shares authorized; 8,384,930 and 8,382,682
      shares issued and outstanding                8,384,930          8,382,682
    Additional paid-in capital                     7,450,328          7,442,502
    Retained earnings                             11,014,514          8,815,536
                                                 ------------------------------
Total shareholders' equity                        26,849,772         24,640,720
                                                 ------------------------------
Total liabilities and shareholders' equity       $60,345,713        $44,062,576
                                                 ==============================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                         Consolidated Income Statements


                                                                             YEAR ENDED OCTOBER 31,
                                                               1997                1996                1995
                                                          -----------------------------------------------------

Revenues:
  Printing                                                 $ 87,978,709        $ 49,242,232        $ 35,370,827
  Office products and office furniture                       20,405,929          17,114,644          14,532,229
                                                          -----------------------------------------------------
Total revenues                                              108,384,638          66,356,876          49,903,056

Cost of sales:
  Printing                                                   59,849,596          33,014,938          22,250,920
  Office products and office furniture                       13,289,403          11,076,854           9,670,370
                                                          -----------------------------------------------------
Total cost of sales                                          73,138,999          44,091,792          31,921,290

Selling, general and administrative expenses                 28,079,009          16,197,359          12,787,876
                                                          -----------------------------------------------------
Income from operations                                        7,166,630           6,067,725           5,193,890

Other income (expense):
  Interest income                                                20,116              25,287              10,705
  Interest expense                                           (1,586,418)           (692,914)           (252,368)
  Other                                                         737,097             223,589             113,505
                                                          -----------------------------------------------------
                                                               (829,205)           (444,038)           (128,158)
                                                          -----------------------------------------------------
Income before income taxes                                    6,337,425           5,623,687           5,065,732
Income taxes                                                 (2,570,644)         (2,251,319)         (2,059,447)
                                                          -----------------------------------------------------
Net income                                                $   3,766,781        $  3,372,368        $  3,006,285
                                                          =====================================================

Earnings per share:
  Basic                                                   $        0.45        $       0.41        $       0.37
  Diluted                                                 $        0.45        $       0.40        $       0.37

Weighted-average shares outstanding:
  Basic                                                       8,383,391           8,323,518           8,147,389
  Diluted                                                     8,441,083           8,356,032           8,176,716


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity


                                                        COMMON STOCK            ADDITIONAL
                                                  ------------------------        PAID-IN       RETAINED
                                                    SHARES         AMOUNT         CAPITAL       EARNINGS         TOTAL
                                                  -------------------------------------------------------------------------
Balance, October 31, 1994                          5,292,717     $5,292,717     $7,829,209     $ 4,617,564     $17,739,490

  Net income for 1995                                      -              -              -       3,006,285       3,006,285
  Dividends ($0.122 per share)                             -              -              -        (958,060)       (958,060)
  Stock issued in acquisitions                        52,383         52,383        (42,808)              -           9,575
  Cash paid in lieu of fractional shares                (168)          (168)        (3,413)              -          (3,581)
  Stock split (five shares for four)               1,266,789      1,266,789     (1,266,789)              -               -
                                                 --------------------------------------------------------------------------
Balance, October 31, 1995                          6,611,721      6,611,721      6,516,199       6,665,789      19,793,709

  Net income for 1996                                      -              -              -       3,372,368       3,372,368
  Dividends ($0.152 per share)                             -              -              -      (1,222,621)     (1,222,621)
  Stock issued in acquisition                        150,126        150,126      2,549,874               -       2,700,000
  Cash paid in lieu of fractional shares                (146)          (146)        (2,590)              -          (2,736)
  Stock split (five shares for four)               1,620,981      1,620,981     (1,620,981)              -               -
                                                 --------------------------------------------------------------------------
Balance, October 31, 1996                          8,382,682      8,382,682      7,442,502       8,815,536      24,640,720

  Net income for 1997                                      -              -              -       3,766,781       3,766,781
  Dividends ($0.19 per share)                              -              -              -      (1,567,803)     (1,567,803)
  Stock options exercised (2,441 shares)               2,441          2,441         11,310               -          13,751
  Cash paid in lieu of fractional shares                (193)          (193)        (3,484)              -          (3,677)
                                                 --------------------------------------------------------------------------
Balance, October 31, 1997                          8,384,930     $8,384,930     $7,450,328     $11,014,514     $26,849,772
                                                 ==========================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                                                    YEAR ENDED OCTOBER 31,
                                                                          1997                1996                1995
                                                                      ---------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $ 3,766,781         $ 3,372,368         $ 3,006,285
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation, amortization and accretion                              3,179,515           2,002,480           1,314,937
  Deferred gain on sale of assets                                        (371,041)            (23,260)            (19,128)
  Deferred income taxes (benefit)                                         334,409             236,860             (65,135)
  Deferred compensation                                                    82,285              92,933             109,911
  Changes in assets and liabilities:
   Accounts receivable                                                 (1,690,650)         (1,579,298)           (923,706)
   Inventories                                                         (1,758,510)            (88,812)         (1,487,066)
   Other current assets                                                   152,345            (232,237)            (35,769)
   Accounts payable                                                       236,195            (902,376)            (85,317)
   Accrued payroll                                                        616,772            (222,450)             71,751
   Taxes accrued and withheld                                            (235,161)            255,134             (44,280)
   Accrued income taxes                                                  (946,031)            650,031          (1,298,839)
   Accrued expenses                                                    (1,383,537)           (255,416)            (24,119)
                                                                      ----------------------------------------------------
Net cash provided by operating activities                               1,983,372           3,305,957             519,525

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                     (2,163,775)         (2,538,459)         (3,409,124)
Proceeds from sales of assets                                             163,103              34,745                -
Businesses acquired, net of cash received                                 254,676          (1,118,792)             18,206
Increase in other assets                                                 (297,364)           (137,655)            (88,796)
                                                                      ----------------------------------------------------
Net cash (used in) investing activities                                (2,043,360)         (3,760,161)         (3,479,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on notes payable                                         1,575,000           1,300,000                -
Proceeds from long-term debt and capital leases                         1,306,919           3,122,343           2,393,559
Principal payments on long-term debt and capital leases                (2,812,791)         (1,672,249)           (815,506)
Dividends paid                                                         (1,567,803)         (1,222,621)           (958,060)
Proceeds from exercise of stock options                                    13,751                -                   -
Cash paid in lieu of fractional shares                                     (3,677)             (2,736)             (3,581)
                                                                      ----------------------------------------------------
Net cash (used in) provided by financing activities                    (1,488,601)          1,524,737             616,412
                                                                      ----------------------------------------------------
Net (decrease) increase in cash                                        (1,548,589)          1,070,533          (2,343,777)
Cash and cash equivalents at beginning of year                          2,460,879           1,390,346           3,734,123
                                                                      ----------------------------------------------------
Cash and cash equivalents at end of year                              $   912,290          $2,460,879          $1,390,346
                                                                      ====================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                October 31, 1997

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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements of Champion Industries, Inc. and Subsidiaries (the "Company") include the accounts of The Chapman Printing Company, Inc., Bourque Printing, Inc., Dallas Printing Company, Inc., Stationers, Inc., Carolina Cut Sheets, Inc., U.S. Tag & Ticket Company, Inc., Donihe Graphics, Inc., Smith and Butterfield Co., Inc., The Merten Company, Interform Corporation, and Blue Ridge Printing Company, Inc.

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

Major renewals, betterments, and replacements are capitalized while maintenance and repair costs are charged to operations as incurred. Upon the sale or disposition of assets, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in income. Depreciation expense approximated $3,021,000, $1,905,000 and $1,183,000 for the years ended October 31, 1997, 1996, and 1995.

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

4. LONG-TERM DEBT


Long-term debt consisted of the following:


                                                                            OCTOBER 31,
                                                                      1997              1996
                                                                  -----------------------------
Unsecured term note payable to a bank, due in
 monthly  principal installments of $149,000 plus
 interest  at the prime rate with the note maturing
 April 2004                                                      $11,600,431         $    -
Installment notes payable to banks, due in monthly
  installments totaling $103,000 with interest rates
  approximating the bank's prime rate and the last
  note maturing October 2002, collateralized by
  equipment, vehicles, inventory, accounts receivable,
  and, on certain notes, the personal guarantee of
  the President of the Company                                     2,122,215          3,987,464
Unsecured installment notes payable to banks, due in
  monthly installments totaling $27,000, with interest
  rates approximating the bank's prime rate, with the
  last note maturing August 1999                                     448,786          2,150,548
Capital lease obligations, due in monthly installments
  totaling $177,000, including interest at the bank's
  prime rate, less .50% to 1%, through March 2004                  5,228,887          3,859,791
                                                                  -----------------------------
                                                                  19,400,319          9,997,803

Less current portion                                               4,244,363          2,436,786
                                                                  -----------------------------
Long-term debt, net of current portion                           $15,155,956         $7,561,017
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

The Company also leases vehicles from an entity controlled by its President. Vehicle leases are for an initial term of twenty-four months and month-to-month thereafter. Lease payments average $350 per month.

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

The Company's 1993 Stock Option Plan provides for the granting of both incentive stock options and non-qualified stock options to management personnel for up to up to 610,351 shares of the Company's common stock. The option price per share for incentive stock options shall not be lower than the fair market value of the common stock at the date of the grant. The option price per share for non-qualified stock options shall be at such price as the Compensation Committee of the Board of Directors may determine at its sole discretion. All options to date are incentive stock options. Options vest immediately and may be exercised within five years from the date of grant.
The weighted average remaining contractual life of those options is 2.4 years. A summary of the Company's stock option activity and related information for the years ended October 31 follows:

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

   Pro forma basic and diluted
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

10.  EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued statement No. 128, "Earnings Per Share," which requires the reporting of basic and diluted earnings per share. Earnings per share and weighted average shares outstanding for all periods presented have been restated to conform to Statement 128. Basic earnings per share is calculated by dividing net income by the weighted average number of shares outstanding for the respective period. Diluted earnings per share is computed by dividing net income by weighted average number of shares outstanding for the respective period plus the number of shares which would be issued assuming the exercise of dilutive stock options. The dilutive effect of stock options approximated 57,692, 32,514 and 29,327 shares in 1997, 1996 and 1995, respectively.

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

                                               1997              1996
                                           ------------      ------------
     Revenues                              $113,710,000      $104,054,000
     Net income                              $3,661,000        $2,410,000
     Diluted earnings per share                   $0.43             $0.29
     Diluted weighted average
       shares outstanding                     8,441,083         8,414,548

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

                                                                   Diluted
                                                     Net           Earnings
                                 Revenues           Income         Per Share
                              ---------------   ---------------  ------------

         1997
         ----
         Champion               $101,233,702      $3,400,266        $0.42
         Blue Ridge                7,150,936         366,515
                                -----------------------------
         Consolidated           $108,384,638      $3,766,781        $0.45
                                ============================
         1996
         ----
         Champion               $ 59,884,599      $3,252,476        $0.40
         Blue Ridge                6,472,277         119,892
                                -----------------------------
         Consolidated           $ 66,356,876      $3,372,368        $0.40
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

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended October 31, 1997 and 1996. Earnings per share and weighted average shares outstanding amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."


                          FIRST          SECOND           THIRD         FOURTH
                         QUARTER         QUARTER         QUARTER        QUARTER
                       ----------------------------------------------------------
  REVENUES
    1997               $21,116,000     $29,260,000     $27,867,000    $30,142,000
    1996                15,718,000      15,941,000      15,664,000     19,034,000

  COST OF SALES
    1997                15,111,000      19,331,000      19,129,000     19,568,000
    1996                10,904,000      10,412,000      10,177,000     12,599,000

  NET INCOME
    1997                   869,000         971,000         781,000      1,146,000
    1996                   630,000         895,000         776,000      1,071,000

  BASIC AND DILUTED
    EARNINGS PER SHARE
    1997                       .10             .12             .09            .14
    1996                       .08             .11             .09            .13

  WEIGHTED AVERAGE
    SHARES OUTSTANDING

    Basic
      1997               8,382,489       8,382,489       8,383,656      8,384,930
      1996               8,284,608       8,299,350       8,327,429      8,382,683

    Diluted:
      1997               8,438,879       8,442,243       8,435,827      8,447,106
      1996               8,317,269       8,329,445       8,360,283      8,417,132

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                  Schedule II

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

EXHIBIT INDEX

Number   Description                        Reference
-------------------------------------------------------------------------------
(23)     Consent of Ernst & Young LLP       Exhibit 23                 Page 193

(27)     Amended Financial Data Schedule    Exhibit 27                 Page 194