Form 10-Q
period 1998-04-30
CHAMPION INDUSTRIES INC
filed 1998-06-12
CIK 19149

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1998       Commission File No. 0-21084


                     -------------------------------------


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

                     -------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

9,556,160 shares of common stock of the Registrant were outstanding at April 30, 1998.

                           Champion Industries, Inc.

                                     INDEX

                                                                        Page No.

Part I.    Financial Information

      Item 1.    Financial Statements

           Consolidated Balance Sheets......................................2

           Consolidated Income Statements...................................4

           Consolidated Statements of Cash Flows............................5

           Notes to Consolidated Financial Statements.......................6

      Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .......................9

Part II.   Other Information

      Item 2.    Changes in Securities.....................................16

      Item 4.    Submission of Matters to a Vote of Security Holders.......16

      Item 6.    Exhibits and Reports on Form 8-K..........................16

Signatures.................................................................17

Exhibit Index..............................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)




ASSETS                                                                                             April 30,            October 31,
                                                                                                     1998                  1997

                                                                                               ------------------------------------
Current assets:
   Cash and cash equivalents                                                                     $ 13,042,598          $    912,290
   Accounts receivable, net of allowance of $1,298,000 and $1,140,000                              18,151,571            19,075,180
   Inventories                                                                                     13,041,364            11,576,651
   Property held for sale                                                                                --                 300,000
   Other current assets                                                                               479,081               283,642
   Deferred income tax assets                                                                         981,619               981,619
                                                                                                -------------           -----------
       Total current assets                                                                        45,696,233            33,129,382

Property and equipment, at cost:
   Land                                                                                               984,889               784,889
   Buildings and improvements                                                                       5,298,230             4,144,472
   Machinery and equipment                                                                         24,412,354            22,852,103
   Equipment under capital leases                                                                   5,563,294             5,720,594
   Furniture and fixtures                                                                           1,708,720             1,684,275
   Vehicles                                                                                         2,136,690             1,914,362
                                                                                                 ------------          ------------
                                                                                                   40,104,177            37,100,695
         Less accumulated depreciation                                                            (15,379,447)          (13,825,053)
                                                                                                 ------------          ------------
                                                                                                   24,724,730            23,275,642

Cash surrender value of officer's life insurance                                                      972,692               921,213
Goodwill, net of accumulated amortization                                                           3,097,518             2,558,356
Other assets                                                                                          378,377               461,120
                                                                                                 ------------          ------------
                                                                                                    4,448,587             3,940,689
                                                                                                 ------------          ------------
         Total assets                                                                            $ 74,869,550          $ 60,345,713
                                                                                                 ============          ============



                See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                   (Unaudited)



LIABILITIES AND SHAREHOLDERS' EQUITY                                                               APRIL 30,            OCTOBER 31,
                                                                                                     1998                  1997

                                                                                               ------------------------------------
Current liabilities:
   Notes payable                                                                                  $      --              $ 2,425,000
   Accounts payable                                                                                 2,606,528              3,657,365
   Accrued payroll                                                                                  1,770,201              2,052,130
   Taxes accrued and withheld                                                                         682,615                571,477
   Accrued income taxes                                                                             1,308,034                450,027
   Accrued expenses                                                                                 1,275,819                793,848
   Current portion of long-term debt:
     Notes payable                                                                                  2,702,520              2,842,844
     Capital lease obligations                                                                      1,653,247              1,401,519
                                                                                                  -----------            -----------
         Total current liabilities                                                                 11,998,964             14,194,210

Long-term debt, net of current portion:
   Notes payable                                                                                   11,294,365             11,328,588
   Capital lease obligations                                                                        3,763,434              3,827,368
Deferred income tax liability                                                                       3,779,731              3,589,889
Other liabilities                                                                                     773,838                555,886
                                                                                                  -----------            -----------
         Total liabilities                                                                         31,610,332             33,495,941


Shareholders' equity:
   Common stock, $1 par value, 20,000,000 shares authorized;
      9,556,160 and  8,384,930 shares issued and outstanding                                        9,556,160              8,384,930
   Additional paid-in capital                                                                      21,712,759              7,450,328
   Retained earnings                                                                               11,990,299             11,014,514
                                                                                                  -----------            -----------
Total shareholders' equity                                                                         43,259,218             26,849,772
                                                                                                  -----------            -----------
         Total liabilities and shareholders' equity                                               $74,869,550            $60,345,713
                                                                                                  ===========            ===========



                See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)




                                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                          APRIL 30,                             APRIL 30,

                                                                  1998               1997               1998               1997
                                                          -------------------------------------------------------------------------
Revenues:

   Printing                                                   $ 24,292,336       $ 24,086,990       $ 48,248,299       $ 40,224,356
   Office products and office furniture                          6,889,070          5,173,271         12,567,585         10,151,741
                                                          -------------------------------------------------------------------------
         Total revenues                                         31,181,406         29,260,261         60,815,884         50,376,097

Cost of sales:
   Printing                                                     16,755,577         16,021,131         34,264,048         27,964,560
   Office products and office furniture                          4,670,561          3,230,329          8,429,698          6,562,627
                                                          -------------------------------------------------------------------------
         Total cost of sales                                    21,426,138         19,251,460         42,693,746         34,527,187
                                                          -------------------------------------------------------------------------
Gross profit                                                     9,755,268         10,008,801         18,122,138         15,848,910

Selling, general and administrative
  expenses                                                       7,665,052          8,033,592         14,327,804         12,467,409
                                                          -------------------------------------------------------------------------
Income from operations                                           2,090,216          1,975,209          3,794,334          3,381,501

Other income (expense):
   Interest income                                                  41,769              5,815             41,926             13,212
   Interest expense                                               (436,075)          (451,646)          (863,490)          (689,716)
   Other                                                            50,784            115,325            160,992            474,171
                                                          -------------------------------------------------------------------------
                                                                  (343,522)          (330,506)          (660,572)          (202,333)
                                                          -------------------------------------------------------------------------
Income before income taxes                                       1,746,694          1,644,703          3,133,762          3,179,168
   Income taxes                                                   (725,831)          (673,538)        (1,315,522)        (1,339,004)
                                                          -------------------------------------------------------------------------
Net income                                                    $  1,020,863       $    971,165       $  1,818,240       $  1,840,164
                                                          =========================================================================

Earnings per share
   Basic                                                           $0.12              $0.12              $0.21              $0.22
                                                          =========================================================================
   Diluted                                                          0.12               0.12               0.21               0.22
                                                          =========================================================================

Weighted average shares outstanding:
   Basic                                                         8,819,000          8,382,000          8,599,000          8,382,000
                                                          =========================================================================
   Diluted                                                       8,856,000          8,442,000          8,643,000          8,441,000
                                                          =========================================================================

Dividends per share:                                               $0.05              $0.05              $0.10              $0.10
                                                          =========================================================================




                See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                   SIX MONTHS ENDED APRIL 30,
                                                                                                  1998                     1997

                                                                                             ---------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                    $  1,818,240              $ 1,840,164
Adjustments to reconcile net income to cash
   provided by operating activities:

     Depreciation, amortization and accretion                                                    1,755,649                2,046,428
     Gain on sales of assets                                                                        (7,396)                    --
     Deferred gain on sale of assets                                                                  --                   (330,443)
     Other                                                                                          42,270                  108,521
     Changes in assets and liabilities:
       Accounts receivable                                                                       1,901,477               (1,628,663)
       Inventories                                                                              (1,143,351)                (621,702)
       Other current assets                                                                       (174,471)                (316,154)
       Accounts payable                                                                         (1,191,019)                 190,344
       Accrued payroll                                                                            (305,102)               1,107,195
       Taxes accrued and withheld                                                                   61,321                   (1,692)
       Accrued income taxes                                                                        858,007                 (739,851)
       Accrued expenses                                                                           (608,122)              (2,087,378)
                                                                                             ---------------------------------------
Net cash provided by (used in) operations                                                        3,007,503                 (433,231)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                              (1,640,548)              (1,187,858)
Proceeds from sale of property                                                                     339,000                     --
Business acquisitions, net of cash received                                                        985,123                  305,000
Other assets                                                                                        47,545                  180,684
                                                                                             ---------------------------------------
Net cash used in investing activities                                                             (268,880)                (702,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings of notes payable                                                      (2,425,000)                 700,000
Proceeds from term debt and leases                                                               1,781,507                1,614,355
Principal payments on long-term debt                                                            (3,306,028)                (608,390)
Proceeds from stock offering, net of issuance expenses                                          14,134,544                     --
Proceeds from exercise of stock options                                                             49,117                     --
Dividends paid                                                                                    (842,455)                (733,109)
                                                                                             ---------------------------------------
Net cash provided by financing activities                                                        9,391,685                  972,856
                                                                                             ---------------------------------------
Net increase (decrease) in cash                                                                 12,130,308                 (162,549)

Cash and cash equivalents, beginning of period                                                     912,290                2,460,879
                                                                                             ---------------------------------------
Cash and cash equivalents, end of period                                                      $ 13,042,598              $ 2,298,330
                                                                                             =======================================




                See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.  BASIS OF PRESENTATION AND BUSINESS OPERATIONS

The foregoing financial information has been prepared in accordance with generally accepted accounting principles and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 1997, and related notes thereto contained in the Champion Industries, Inc.'s Form 10-K dated January 29, 1998. The accompanying interim financial information is unaudited.

The accompanying consolidated financial statements of the Company include the accounts of The Chapman Printing Company, Inc., Stationers, Inc., Bourque Printing, Inc., Dallas Printing Company, Inc., Carolina Cut Sheets, Inc., U.S. Tag & Ticket Company, Inc., Donihe Graphics, Inc., The Merten Company, Smith & Butterfield Co., Inc., Interform Corporation, and Rose City Press.

2.  INVENTORIES

Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

Inventories consisted of the following:

                                                APRIL 30,           OCTOBER 31,
                                                  1998                 1997
                                             --------------       --------------
     Printing:
       Raw materials                          $  3,335,630         $  3,030,425
       Work in process                           3,156,043            2,867,270
       Finished goods                            3,089,125            2,806,475
     Office products and office furniture        3,460,566            2,872,481
                                             -------------        --------------
                                              $ 13,041,364         $ 11,576,651
                                             =============        ==============

3.  EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings per Share, which requires the reporting of basic and diluted earnings per share. The Company adopted Statement 128 in 1998 as required. Basic earnings per share excludes any dilutive effects of stock options and is computed by dividing net income by the

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES weighted average shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The effect of dilutive stock options increased weighted average shares outstanding by 37,000 and 60,000 for the three months ended April 30, 1998 and 1997, and 44,000 and 59,000 for the six months ended April 30, 1998 and 1997.

4. SHAREHOLDERS' EQUITY

In April 1998, the Company completed a secondary offering of 1,091,993 common shares. The shares were sold at $14.50 per share before underwriting discounts and commissions of $1.015 per share. The net proceeds (net of underwriting discounts, commissions and offering expenses) to the Company from this secondary offering approximated $14.1 million. The net proceeds from the offering will be used by the Company for debt reduction, working capital and general corporate purposes, including the continuation of the Company's acquisition program.

The Company declared a dividend of five cents per share to be paid on June 26, 1998, to stockholders of record on June 5, 1998.

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

The following summarizes the unaudited consolidated pro forma results of operations for the six months ended April 30, 1997, assuming the Interform acquisition had been consummated at the beginning of the period.

                                                            SIX MONTHS ENDED
                                                             APRIL 30, 1997
                                                            ----------------

     Revenues                                                  $55,701,000
     Net income                                                $ 1,734,000
     Diluted earnings per share                                $      0.21
     Weighted average shares outstanding (Diluted)               8,441,000

On February 2, 1998, the Company acquired all of the issued and outstanding common stock of Rose City Press of Charleston, West Virginia, an office products company, in exchange for 75,722 shares of its common stock with a market value at the time of acquisition of $1,250,000. The transaction was accounted for under the purchase method. Pro forma financial information related to this acquisition has not been presented because such information would not be material to the Company's consolidated financial statements reported herein.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

5.  ACQUISITIONS (continued)

On May 18, 1998, the Company acquired all of the issued and outstanding common shares of Capitol Business Equipment, Inc. ("Capitol"), doing business as Capitol Business Interiors of Charleston, West Virginia, in exchange for 72,202 shares of its common stock with a market value at the time of acquisition of $1,000,000.

On May 29, 1998, the Company acquired all of the issued and outstanding common stock of Thompson's of Morgantown, Inc. and Thompson's of Barbour County, Inc. (collectively referred to as "Thompson"), both companies doing business as Thompson's Office Furniture and Supplies of Morgantown and Philippi, West Virginia, in exchange for 45,473 shares of its common stock with a market value at the time of acquisition of $600,000.

The information contained in these consolidated financial statements does not include the Capitol and Thompson transactions since these acquisitions were completed after April 30, 1998, the date of these consolidated financial statements. The Capitol and Thompson transactions are expected to be accounted for under the pooling of interests method. However, prior period financial statements will not be restated due to the immaterial effect on Champion's financial statements.

6.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company does not expect the adoption of these statements to have a material impact on the consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


OVERVIEW

The Company is a commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets east of the Mississippi. The Company has grown through acquisitions and internal growth. As a result of this growth, the Company has realized economies of scale and operational efficiencies.

The Company's largest acquisition since its initial public offering in early 1993 was the purchase of Interform Corporation ("Interform") on December 31, 1996. The addition of Interform's business forms sales has increased the printing component of the revenue mix. Through sales to independent distributors, and through its own distributor, Consolidated Graphic Communications, Interform also provides the Company's printing divisions access to the large northeastern markets of Pennsylvania, New Jersey, and New York.

The Company intends to continue its strategy of aggressively increasing its market share in areas it currently serves and expanding intonew markets through acquisitions. The Company believes the printing and office products industries are highly fragmented and that it is well positioned to acquire desirable businesses in existing market areas, contiguous geographical regions, and new geographical markets.

The Company's revenues consist primarily of sales of commercial printing, business forms, tags, other printed products, office supplies, office furniture, data products, and office design services. The Company recognizes revenue when products are shipped or services are rendered to the customer. The Company's revenues are subject to quarterly fluctuations caused by variations in demand for its products.

The Company's cost of sales primarily consist of raw materials, including paper, ink, pre-press and purchased office supplies, furniture and data products, and manufacturing costs including direct labor, indirect labor, and overhead.
Significant factors affecting cost of sales include the cost of paper in both printing and office supplies, labor costs and other raw materials.

The Company's operating costs consist of selling, general and administrative expenses. These costs include salaries and wages for sales, customer service, accounting, administrative, and executive personnel, employee benefits, sales commissions, rent, utilities, and equipment maintenance.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information derived from the Consolidated Income Statements as a percentage of total revenues.


                                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                         1998              1997              1998             1997
                                                                       -------------------------------------------------------------

Revenues:
  Printing                                                                77.9%             82.3%             79.3%            79.9%
  Office products and office furniture                                    22.1              17.7              20.7             20.1
                                                                       -------------------------------------------------------------
        Total revenues                                                   100.0             100.0             100.0            100.0

Cost of sales:

  Printing                                                                53.7              54.8              56.3             55.5
  Office products and office furniture                                    15.0              11.0              13.9             13.0
                                                                       -------------------------------------------------------------
        Total cost of sales                                               68.7              65.8              70.2             68.5
                                                                       -------------------------------------------------------------
Gross profit                                                              31.3              34.2              29.8             31.5
Selling, general and administrative
  expenses                                                                24.6              27.5              23.6             24.8
                                                                       -------------------------------------------------------------
Income from operations                                                     6.7               6.7               6.2              6.7
   Interest income                                                         0.1               0.0               0.1              0.0
   Interest (expense)                                                     (1.4)             (1.5)             (1.4)            (1.4)
   Other income                                                             .2                .4                .3              1.0
                                                                       -------------------------------------------------------------
Income before taxes                                                        5.6               5.6               5.2              6.3
   Income tax expense                                                     (2.3)             (2.3)             (2.2)            (2.7)
                                                                       -------------------------------------------------------------
Net income                                                                 3.3%              3.3%              3.0%             3.6%
                                                                       =============================================================

THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO THREE MONTHS ENDED APRIL 30, 1997

Revenues

Total revenues increased 6.6% in the second quarter 1998 to $31.2 million from $29.3 in the second quarter 1997. Printing revenue increased 0.9% in the second quarter 1998 to $24.3 million from $24.1 million in the second quarter 1997. Office products and office furniture revenue increased 33.2 % in the second quarter 1998 to $6.9 million from $5.2 million in the second quarter 1997. The growth in office products and office furniture revenue was primarily due to the acquisition of Rose City Press of Charleston, West Virginia in February 1998 (impact on revenues of approximately $1 million), and continued efforts to cross-sell our broader product lines in the markets we serve. In addition, the Company's office products and office furniture division (Stationers) recently introduced an electronic catalog called "Champ." This tool allows Stationers to compete more effectively by giving our customers another choice of how they can shop and order products. In the very near future, this catalog

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


will also reside on the Company's website, which is under development, making it even easier to order office products and office furniture.

Cost of Sales

Total cost of sales increased 11.3% in the second quarter 1998 to $21.4 million from $19.3 million in the second quarter 1997. Printing cost of sales increased 4.6% in the second quarter 1998 to $16.8 million from $16.0 million in the second quarter 1997, due primarily to maintaining or increasing production capacity at certain printing divisions in anticipation of revenue growth, which did not materialize. Management has taken the appropriate actions to streamline these operations. Office products and office furniture cost of sales increased 44.6% in the second quarter 1998 to $4.7 million from $3.2 million in the second quarter 1997, primarily due to the above noted Rose City acquisition and internally generated sales volume.

Operating Expenses

In the second quarter of 1998, selling, general and administrative expenses decreased as a percentage of sales to 24.6% from 27.5% reported in the second quarter 1997 due to the Company's continuing effort to leverage operating expenses against a growing revenue base.

Income from Operations and Other Income and Expenses

Income from operations increased 5.8% in the second quarter 1998 to $2.1 million from $2.0 million in the second quarter 1997. This increase is primarily the result of the Company controlling selling, general and administrative expenses. Interest income is up $36,000 as a result of investing the net proceeds from the Company's April 1998 common stock offering in a money market account. Interest expense on a comparative basis decreased $16,000 as a result of normal debt repayments and the use of a portion of the stock proceeds to pay-off all short-term notes payable and some of the higher cost long-term debt assumed in acquisitions.

Income Taxes

The Company's effective income tax rate was 41.6% for the second quarter 1998, up slightly from 41.0% in the second quarter 1997.

Net Income

Net income for the second quarter 1998 increased 5.1% to $1.02 million from $.97 million in the second quarter 1997. Basic and diluted earnings per share for the three months ended April 30, 1998 and 1997, were $0.12.

SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO SIX MONTHS ENDED APRIL 30, 1997

Revenues

Total revenues increased 20.7% in the first half 1998 to $60.8 million from $50.4 million in the first quarter 1997. Printing revenue increased 19.9% in the first half 1998 to $48.2 million from $40.2 million

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


in the first half 1997. This growth in printing revenue is primarily due to the acquisition of Interform Corporation that occurred on December 31, 1996. Interform has been included in the Company's results of operations since the acquisition date. Accordingly, the results of operations for the six months ended April 30, 1997, included only four months of Interform activity. Interform contributed $5.2 million to the increase in revenue. The remaining growth in printing revenue is due to increased sales efforts coupled with increased printing capabilities at various locations. Office products and office furniture revenue increased 23.8% in the first half 1998 to $12.6 million from $10.2 million in the first half 1997. The revenue increases in office products and office furniture were achieved through the Rose City acquisition and additional efforts to cross-sell product lines.

Cost of Sales

Total cost of sales increased 23.7% in the first half 1998 to $42.7 million from $34.5 million in the first half 1997. Printing cost of sales increased 22.5% in the first half 1998 to $34.3 million from $28.0 million in the first half 1997, primarily due to the increase in sales volume. Printing cost of sales increased as a percent of printing revenue from 69.5% in the first half 1997, to 71.0% in the first half 1998, as a result of the sales strategy to capture new customers in certain geographical areas by lowering margins. Management anticipates that, long-term, these relationships will result in higher profit margins. Office products and office furniture cost of sales increased 28.5% in the first half 1998 to $8.4 million from $6.6 million in the first half 1997, due primarily to the acquisition of Rose City and internally generated sales volume. Office products and office furniture cost of sales as a percent of office products and office furniture revenue increased from 64.6% in the first half 1997 to 67.1% in the first half 1998, primarily as a result of the lower margins contributed by Rose City.

Operating Expenses

Selling, general and administrative expenses as a percentage of sales decreased in first half 1998 to 23.6% from 24.8% in the first half 1997 due to the Company's continued effort to leverage the operating expenses against a growing revenue base.

Income from Operations and Other Income and Expenses

Income from operations increased 12.2% in the first half 1998 to $3.8 million from $3.4 million in the first half 1997. Interest income was up $29,000 as a result of investing the net proceeds from the stock offering in a money market account during the month of April 1998. Interest expense on a comparative basis increased $174,000 or 25.2% as a result of the additional debt required to fund operations and acquire equipment during the first half 1998. As noted earlier in this discussion, a portion of the proceeds from the stock offering was used to repay debt in April 1998. Other income decreased $300,000 in the first half 1998 compared to the same period in 1997 as a result of the recognition of a nonrecurring deferred gain of $330,000 in the first half of 1997.

Income Taxes

The Company's effective income tax rate of 42% in 1998 and 1997 approximated the combined federal and state, net of federal income tax benefit, statutory income tax rate.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


Net Income

Net income for the first half 1998 decreased 1.2% to $1.82 million from $1.84 million in the first half 1997. After adjusting for the nonrecurring gain in the first half of 1997, net core earnings increased by $166,000 or 10.1% from $1,652,000 in the first half 1997 to $1,818,000 for the same period in 1998. Basic and diluted earnings per share for the six months ended April 30, 1998, were $0.21 compared to $0.22 for the same period in 1997.

INFLATION AND ECONOMIC CONDITIONS

Management believes that the effect of inflation on the Company's operations has not been material and will continue to be immaterial for the foreseeable future. The Company does not have long-term sales and purchase contracts; therefore, to the extent permitted by competition, it has the ability to pass through to the customer most cost increases resulting from inflation, if any.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the six months ended April 30, 1998, was $3.0 million compared to net cash used in operations during the same period in 1997 of $400,000. This improvement in net cash from operations is due primarily to a decrease in accounts receivable, timing of income tax payments, and increase in accrued expenses, partially offset by an increase in inventories and a decrease in accounts payable and accrued payroll.

Net cash used in investing activities for the six months ended April 30, 1998, was $300,000 compared to $700,000 during the same period in 1997. The decrease in net cash used in investing activities during the first half 1998 compared to 1997 is primarily the result of proceeds from sale of property and cash received in business acquisitions, partially offset by additional equipment purchases.

Net cash provided by financing activities for the six months ended April 30, 1998, was $9.4 million compared to $1.0 million during the same period in 1997. The increase in net cash provided by financing came from the proceeds from the stock offering, net of issuance expenses, partially offset by the repayment of notes payable and long-term debt.

Working capital on April 30, 1998, was $33.7 million, an increase of $14.8 million from October 31, 1997. The increase in working capital is primarily from the proceeds of the stock offering. The proceeds from the stock offering are invested in a money market account with an unaffiliated national financial institution. It is management's intention to maintain these funds in a highly liquid money market account for use for debt reduction, working capital and general purposes, including the continuation of the Company's acquisition program.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


The Company has short-term credit facilities with banks permitting aggregate borrowings of $3.8 million. The entire credit facilities were available at April 30, 1998.

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

YEAR 2000 ASSESSMENT

Management has initiated a Company-wide program to assess the need to modify or replace portions of its information systems enabling the proper processing of transactions relating to the Year 2000 and beyond. The Company primarily utilizes purchased software and management believes that there are adequate sources of Year 2000 compliant software available from vendors that will meet its needs. Management continues to evaluate appropriate courses of corrective action, including the cost/benefit of modifying existing software versus purchasing new software and hardware. However, until a complete cost/benefit analysis of the various alternatives available to the Company is completed, an estimate of the total cost of its Year 2000 project cannot be made at this time. Management does not expect the Year 2000 project to materially impact results of operations based on the current status of the analysis.

The Year 2000 project is expected to be completed by mid-1999. Management believes that with modifications to existing software and/or conversions to new software, the Year 2000 problem will not pose significant operational problems to the Company. However, if such modifications and/or conversions are not made, or are not completed timely, this issue could have a material impact on the Company's operations. The Company has initiated discussions with its significant suppliers, large customers, and financial institutions to ensure that those parties have appropriate plans to remediate their computer systems. While management believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q, including without limitation statements including the word "believes," "anticipates," "intends," "expects" or words of similar import, constitute "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, general economic conditions, changes in business strategy or development plans, and other factors referenced in this Form 10-Q. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

On February 2, 1998, the Company acquired all the issued and outstanding common shares of Rose City Press, a West Virginia corporation of Charleston, West Virginia, in exchange for 75,722 shares of the Company's common stock valued at $1,250,000. The Company issued the shares without registration under the Securities Act of 1933 based on exemption from registration pursuant to Section 4(2) of said Act and Rule 505 promulgated thereunder, there being nine Rose City Press shareholders/purchasers, and all other provisions of said Rule being satisfied.

On May 18, 1998, the Company acquired all the issued and outstanding common shares of Capitol Business Equipment, Inc., a West Virginia corporation, of Charleston, West Virginia, in exchange for 72,202 shares of the Company's Common Stock valued at $1,000,000. The Company issued the shares without registration under the Securities Act of 1933 based on exemption from registration pursuant to Section 4(2) of said Act and Rule 505 promulgated thereunder, there being one Capitol Business Equipment, Inc. shareholder/purchaser, and all other provisions of said Rule being satisfied.

On May 29, 1998, the Company acquired all the issued and outstanding common shares of Thompson's of Morgantown, Inc. and Thompson's of Barbour County, Inc., both West Virginia corporations, of Morgantown, West Virginia, in exchange for 45,473 shares of the Company's common stock valued at $600,000. The Company issued the shares without registration under the Securities Act of 1933 based on exemption from registration pursuant to Section 4(2) of said Act and Rule 505 promulgated thereunder, there being a total of three shareholders of both corporations, and all other provisions of said Rule being satisfied.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held March 16, 1998, the following matters were voted upon:

   a. Fixing the number of directors at eight (8) and election of the following nominees as directors, with votes "for" and "withheld," as well as broker non-votes, as follows:

       DIRECTOR               VOTES "FOR"   VOTES "WITHHELD"   BROKER NON-VOTES
       Robert H. Beymer        7,797,809          8,211             - 0 -
       Philip E. Cline         7,799,754          6,266             - 0 -
       Harley F. Mooney, Jr.   7,791,469         14,551             - 0 -
       Todd L. Parchman        7,799,664          6,356             - 0 -
       A. Michael Perry        7,798,243          7,777             - 0 -
       Marshall T. Reynolds    7,799,754          6,266             - 0 -
       Neal W. Scaggs          7,799,754          6,266             - 0 -
       Glenn W. Wilcox, Sr.    7,799,754          6,266             - 0 -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) The exhibits listed on the Exhibit Index on page 18 of this Form 10-Q are filed herewith.

     b) The following reports on Form 8-K were filed during the quarter for which this report is filed:

         None.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CHAMPION INDUSTRIES, INC.



Date:  June 12, 1998                 /s/ Marshall T. Reynolds
                                    --------------------------------------------
                                     Marshall T. Reynolds
                                     President and Chief Executive Officer

Date:  June 12, 1998                 /s/ David B. McClure
                                    --------------------------------------------
                                     David B. McClure
                                     Vice President and Chief Financial Officer

                   CHAMPION IN
DUSTRIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

EXHIBIT         PAGE          TITLE

  27         electronic       Financial Data Schedule