Form 10-Q
period 1998-07-31
CHAMPION INDUSTRIES INC
filed 1998-09-11
CIK 19149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(D) of
                       The Securities Exchange Act of 1934

For the quarterly period ended July 31, 1998         Commission File No. 0-21084


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

                            ------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  . No      .
                                      -----    ------

9,673,835 shares of common stock of the Registrant were outstanding at July 31, 1998.

                            Champion Industries, Inc.

                                      INDEX

                                                                                    Page No.
Part I.    Financial Information

      Item 1.    Financial Statements

           Consolidated Balance Sheets.................................................2

           Consolidated Income Statements..............................................4

           Consolidated Statements of Cash Flows.......................................5

           Notes to Consolidated Financial Statements..................................6

      Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ...........................................10

Part II.   Other Information

      Item 5.    Other Information....................................................17

      Item 6.    Exhibits and Reports on Form 8-K.....................................17

Signatures............................................................................17

Exhibit Index.........................................................................18


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   Champion Industries, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                                   (Unaudited)

ASSETS                                                                       July 31,          October 31,
                                                                              1998                1997
                                                                            -----------       -------------
Current assets:
   Cash and cash equivalents                                                $12,746,175       $     912,290
   Accounts receivable, net of allowance of $1,393,000 and $1,140,000        17,827,638          19,075,180
   Inventories                                                               13,245,258          11,576,651
   Property held for sale                                                            --             300,000
   Other current assets                                                         474,677             283,642
   Deferred income tax assets                                                   981,619             981,619
                                                                            -----------       -------------
       Total current assets                                                  45,275,367          33,129,382

Property and equipment, at cost:
   Land                                                                         984,889             784,889
   Buildings and improvements                                                 5,472,368           4,144,472
   Machinery and equipment                                                   28,519,929          22,852,103
   Equipment under capital leases                                             2,137,400           5,720,594
   Furniture and fixtures                                                     1,995,609           1,684,275
   Vehicles                                                                   2,362,421           1,914,362
                                                                            -----------       -------------
                                                                             41,472,616          37,100,695
         Less accumulated depreciation                                      (16,570,645)        (13,825,053)
                                                                            -----------       -------------
                                                                             24,901,971          23,275,642

Cash surrender value of officer's life insurance                                978,093             921,213
Goodwill, net of accumulated amortization                                     3,061,812           2,558,356
Other assets                                                                    375,705             461,120
                                                                            -----------       -------------
                                                                              4,415,610           3,940,689
                                                                            -----------       -------------
         Total assets                                                       $74,592,948         $60,345,713
                                                                            -----------       -------------
                                                                            -----------       -------------



                 See notes to consolidated financial statements.

                   Champion Industries, Inc. and Subsidiaries

                     Consolidated Balance Sheets, continued
                                   (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY                              July 31,     October 31,
                                                                    1998         1997
                                                                -----------    -----------
Current liabilities:
   Notes payable                                                $   350,000    $ 2,425,000
   Accounts payable                                               2,769,559      3,657,365
   Accrued payroll                                                1,666,224      2,052,130
   Taxes accrued and withheld                                       562,303        571,477
   Accrued income taxes                                             937,115        450,027
   Accrued expenses                                                 880,277        793,848
   Current portion of long-term debt:
     Notes payable                                                3,544,658      2,842,844
     Capital lease obligations                                      369,091      1,401,519
                                                                -----------    -----------
         Total current liabilities                               11,079,227     14,194,210

Long-term debt, net of current portion:
   Notes payable                                                 13,513,420     11,328,588
   Capital lease obligations                                      1,114,730      3,827,368
Deferred income tax liability                                     3,800,331      3,589,889
Other liabilities                                                   780,788        555,886
                                                                -----------    -----------
         Total liabilities                                       30,288,496     33,495,941

Shareholders' equity:

   Common stock, $1 par value, 20,000,000 shares authorized;
     9,673,835 and 8,384,930 shares issued and outstanding        9,673,835      8,384,930
   Additional paid-in capital                                    22,103,375      7,450,328
   Retained earnings                                             12,527,242     11,014,514
                                                                -----------    -----------
Total shareholders' equity                                       44,304,452     26,849,772
                                                                -----------    -----------
         Total liabilities and shareholders' equity             $74,592,948    $60,345,713
                                                                -----------    -----------
                                                                -----------    -----------



See notes to consolidated financial statements.

                   Champion Industries, Inc. and Subsidiaries

                         Consolidated Income Statements
                                   (Unaudited)

                                                             Three Months Ended                         Nine Months Ended
                                                                  July 31,                                  July 31,

                                                           1998                 1997                1998                1997
                                                   ------------------   ------------------    ----------------    ----------------
Revenues:
   Printing                                             $22,912,434          $22,359,548         $70,315,530        $62,151,457
   Office products and office furniture                   7,852,973            5,094,831          20,420,558         15,246,572
                                                   ------------------   ------------------    ----------------    ---------------
         Total revenues                                  30,765,407           27,454,379          90,736,088         77,398,029

Cost of sales:
   Printing                                              16,236,711           15,116,288          49,655,556         42,648,401
   Office products and office furniture                   5,360,134            3,401,858          13,789,832          9,964,486
                                                   ------------------   ------------------    ----------------    ---------------
         Total cost of sales                             21,596,845           18,518,146          63,445,388         52,612,887
                                                   ------------------   ------------------    ----------------    ---------------
Gross profit                                              9,168,562            8,936,233          27,290,700         24,785,142

Selling, general and administrative expenses              7,222,726            7,262,929          21,550,530         19,730,338
                                                   ------------------   ------------------    ----------------    ---------------
Income from operations                                    1,945,836            1,673,304           5,740,170          5,054,804

Other income (expense):
   Interest income                                          107,148                7,476             149,074             20,688
   Interest expense                                        (372,062)            (451,997)         (1,235,551)        (1,141,713)
   Other                                                     35,033              109,339             196,024            583,511
                                                   ------------------   ------------------    ----------------    ---------------
                                                           (229,881)            (335,182)           (890,453)          (537,514)
                                                   ------------------   ------------------    ----------------    ---------------
Income before income taxes                                1,715,955            1,338,122           4,849,717          4,517,290
   Income taxes                                            (695,323)            (557,481)         (2,010,845)        (1,896,341)
                                                   ------------------   ------------------    ----------------    ---------------

Net income                                             $  1,020,632        $     780,641        $  2,838,872       $  2,620,949
                                                   ------------------   ------------------    ----------------    ---------------
                                                   ------------------   ------------------    ----------------    ---------------
Earnings per share
   Basic                                                  $0.11                $0.09               $0.32               $0.31
                                                   ------------------   ------------------    ----------------    ---------------
                                                   ------------------   ------------------    ----------------    ---------------
   Diluted                                                 0.11                 0.09                0.32                0.31
                                                   ------------------   ------------------    ----------------    ---------------
                                                   ------------------   ------------------    ----------------    ---------------
Weighted average shares outstanding:
   Basic                                                  9,647,000            8,384,000           8,952,000          8,383,000
                                                   ------------------   ------------------    ----------------    ---------------
                                                   ------------------   ------------------    ----------------    ---------------
   Diluted                                                9,674,000            8,437,000           8,990,000          8,439,000
                                                   ------------------   ------------------    ----------------    ---------------
                                                   ------------------   ------------------    ----------------    ---------------
                                                   -------------------------------------------------------------------------------
Dividends per share:                                      $0.05                $0.05               $0.15               $0.15
                                                   ------------------   ------------------    ----------------    ---------------
                                                   ------------------   ------------------    ----------------    ---------------


                See notes to consolidated financial statements.

                   Champion Industries, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                       July 31,
                                                              1998                1997
                                                          ------------     ------------
Cash flows from operating activities:
Net income                                                $  2,838,872     $  2,620,949
Adjustments to reconcile net income to cash
   provided by operating activities:

     Depreciation, amortization and accretion                2,627,447        2,839,732
     Gain on sales of assets                                   (50,027)            --
     Deferred gain on sale of assets                              --           (330,443)
     Other                                                      49,220             --

     Changes in assets and liabilities:

       Accounts receivable                                   3,034,827       (1,570,354)
       Inventories                                            (974,375)      (1,321,236)
       Other current assets                                   (160,399)        (296,875)
       Accounts payable                                     (1,445,131)        (344,098)
       Accrued payroll                                        (503,481)       1,619,339
       Taxes accrued and withheld                              (94,424)        (240,388)
       Accrued income taxes                                    526,264         (439,042)
       Accrued expenses                                     (1,004,890)      (2,606,280)
                                                          ------------     ------------
Net cash provided by (used in) operations                    4,843,903          (68,696)

Cash flows from investing activities:
Purchases of property and equipment                         (2,467,140)      (1,696,959)
Proceeds from sales of property                                427,645             --
Business acquisitions, net of cash received                  1,159,356          305,000
Other assets                                                    89,385          182,142
                                                          ------------     ------------
Net cash used in investing activities                         (790,754)      (1,209,817)

Cash flows from financing activities:

Net (payments) borrowings of notes payable                  (2,408,757)       1,100,000
Proceeds from long-term debt                                 1,781,507        1,614,355
Principal payments on long-term debt                        (4,449,531)        (871,301)
Proceeds from stock offering, net of issuance expenses      14,134,544             --
Proceeds from exercise of stock options                         49,117           13,750
Dividends paid                                              (1,326,144)      (1,152,233)
                                                          ------------     ------------
Net cash provided by financing activities                    7,780,736          704,571
                                                          ------------     ------------
Net increase (decrease) in cash                             11,833,885         (573,942)

Cash and cash equivalents, beginning of period                 912,290        2,460,879
                                                          ------------     ------------
Cash and cash equivalents, end of period                  $ 12,746,175     $  1,886,937
                                                          ------------     ------------
                                                          ------------     ------------




                 See notes to consolidated financial statements.

                   Champion Industries, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

                                  July 31, 1998


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

The accompanying consolidated financial statements of the Company include the accounts of The Chapman Printing Company, Inc., Stationers, Inc., Bourque Printing, Inc., Dallas Printing Company, Inc., Carolina Cut Sheets, Inc., U.S. Tag & Ticket Company, Inc., Donihe Graphics, Inc., The Merten Company, Smith & Butterfield Co., Inc., Interform Corporation, Rose City Press, Capitol Business Equipment, Inc. d.b.a. Capitol Business Interiors, and Thompson's of Morgantown, Inc.

2. Earnings per Share

In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings per Share, which requires the reporting of basic and diluted earnings per share. The Company adopted Statement 128 in 1998 as required. Basic earnings per share excludes any dilutive effects of stock options and is computed by dividing net income by the weighted average shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The effect of dilutive stock options increased weighted average shares outstanding by 27,000 and 53,000 for the three months ended July 31, 1998 and 1997, and 38,000 and 56,000 for the nine months ended July 31, 1998 and 1997.

3. Inventories

Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

                   Champion Industries, Inc. and Subsidiaries

3. Inventories (continued)

Inventories consisted of the following:

                                                            July 31,            October 31,
                                                              1998                 1997
                                                         ---------------- ------------------
         Printing:
            Raw materials                                 $  3,277,992         $  3,030,425
            Work in process                                  3,101,508            2,867,270
            Finished goods                                   3,035,746            2,806,475
         Office products and office furniture                3,830,012            2,872,481
                                                         ---------------- ------------------
                                                           $13,245,258          $11,576,651
                                                         ---------------- ------------------
                                                         ---------------- ------------------


4. Long-Term Debt

Long-term debt consisted of the following:

                                                                      July 31,    October 31,
                                                                        1998          1997
                                                                   -----------    -----------
Unsecured term note payable                                        $10,215,932    $11,600,431
Installment notes payable to banks                                   6,615,012      2,122,215
Unsecured installment notes payable to banks                           227,134        448,786
Capital lease obligations                                            1,483,821      5,228,887
                                                                   -----------    -----------
                                                                    18,541,899     19,400,319
Less current portion                                                 3,913,749      4,244,363
                                                                   -----------    -----------
Long-term debt, net of current portion                             $14,628,150    $15,155,956
                                                                   -----------    -----------
                                                                   -----------    -----------

The unsecured term note agreement contains restrictive financial covenants requiring the Company to maintain certain financial ratios.

5. Shareholders' Equity

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

The Company declared a dividend of five cents per share to be paid on September 25, 1998, to stockholders of record on September 4, 1998.

                   Champion Industries, Inc. and Subsidiaries

6. Acquisitions

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

The following summarizes the unaudited consolidated pro forma results of operations for the nine months ended July 31, 1997, assuming the Interform acquisition had been consummated at the beginning of the period.

                                                                 Nine Months Ended
                                                                   July 31, 1997
                                                             --------------------------

        Revenues                                                     $ 82,723,000
        Net income                                                    $ 2,515,000
        Diluted earnings per share                                     $ 0.30
        Weighted average shares outstanding (Diluted)                   8,439,000

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

The Capitol and Thompson transactions were accounted for under the pooling of interests method. However, prior period financial statements were not restated due to the immaterial effect on Champion's consolidated financial statements. Accordingly, Capitol's and Thompson's operations are included in these consolidated financial statements since their acquisition date.

Pro forma financial information related to these acquisitions has not been presented because such information would not be material to the Company's consolidated financial statements reported herein.

                   Champion Industries, Inc. and Subsidiaries

7. New Accounting Pronouncements

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

The Company intends to continue its strategy of aggressively increasing its market share in areas it currently serves and expanding into new markets through acquisitions. The Company believes the printing and office products industries are highly fragmented and that it is well positioned to acquire desirable businesses in existing market areas, contiguous geographical regions, and new geographical markets.

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

                                                                         Percentage of Total Revenues
                                                           Three Months Ended                    Nine Months Ended
                                                                July 31,                             July 31,
                                                         1998               1997              1998               1997
                                                      ----------          ----------        ----------         ----------
Revenues:
   Printing                                              74.5%               81.4%             77.5%              80.3%
   Office products and office furniture                  25.5                18.6              22.5               19.7
                                                      ----------          ----------        ----------         ----------
         Total revenues                                 100.0               100.0             100.0              100.0

Cost of sales:
   Printing                                              52.8                55.1              54.7               55.1
   Office products and office furniture                  17.4                12.4              15.2               12.9
                                                      ----------          ----------        ----------         ----------
         Total cost of sales                             70.2                67.5              69.9               68.0
                                                      ----------          ----------        ----------         ----------
Gross profit                                             29.8                32.5              30.1               32.0
Selling, general and administrative expenses
                                                         23.5                26.4              23.8               25.5
                                                      ----------          ----------        ----------         ----------
Income from operations                                    6.3                 6.1               6.3                6.5
   Interest income                                         .4                 -                  .2                -
   Interest expense                                      (1.2)               (1.6)             (1.4)              (1.5)
   Other income                                            .1                  .4                .2                 .8
                                                      ----------          ----------        ----------         ----------
Income before taxes                                       5.6                 4.9               5.3                5.8
   Income tax expense                                     2.3                 2.1               2.2                2.4
                                                      ----------          ----------        ----------         ----------
Net income                                                3.3%                2.8%              3.1%               3.4%
                                                      ----------          ----------        ----------         ----------
                                                      ----------          ----------        ----------         ----------

Three Months Ended July 31, 1998 Compared to Three Months Ended July 31, 1997

Revenues

Total revenues increased 12.1% in the third quarter 1998 to $30.8 million from $27.5 million in the third quarter 1997. Printing revenue increased 2.5% in the third quarter 1998 to $22.9 million from $22.4 million in the third quarter 1997. Office products and office furniture revenue increased 54.1% in the third quarter 1998 to $7.9 million from $5.1 million in the third quarter 1997. The growth in office products and office furniture revenue was primarily due to the acquisition of Rose City Press of Charleston, West Virginia in February 1998 (revenue impact of approximately $1.2 million), Capitol Business Interiors of Charleston, West Virginia in May 1998 (revenue impact of approximately $1.3 million), and Thompson's of Morgantown in May 1998 (revenue impact of approximately $0.2 million), and continued efforts to cross-sell our broader product lines in the markets we serve. In addition, the Company's office products and office furniture division (Stationers) introduced an electronic catalog called "Champ" in early 1998. This tool allows Stationers to compete more effectively by giving our customers another

                   Champion Industries, Inc. and Subsidiaries

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                          (Continued)


choice of how they can shop and order products. Within the next few months, this catalog will also reside on the Company's website, which is under development and should be on-line by early fall, making it even easier to order office products and office furniture.

Cost of Sales

Total cost of sales increased 16.6% in the third quarter 1998 to $21.6 million from $18.5 million in the third quarter 1997. Printing cost of sales increased 7.4% in the third quarter 1998 to $16.2 million from $15.1 million in the third quarter 1997, due primarily to maintaining or increasing production capacity at certain printing divisions in anticipation of revenue growth, which did not materialize. Management has taken the appropriate actions to streamline these operations and/or enhance the sales force to grow revenues. Office products and office furniture cost of sales increased 57.6% in the third quarter 1998 to $5.4 million from $3.4 million in the third quarter 1997, primarily due to the above noted acquisitions and internally generated sales volume.

Operating Expenses

In the third quarter of 1998, selling, general and administrative expenses decreased as a percentage of sales to 23.5% from 26.5% reported in the third quarter 1997 due to the Company's continuing effort to leverage operating expenses against a growing revenue base.

Income from Operations and Other Income and Expenses

Income from operations increased 16.3% in the third quarter 1998 to $1.9 million from $1.7 million in the third quarter 1997. This increase is primarily the result of the Company controlling selling, general and administrative expenses. Interest income is up $100,000 as a result of investing the net proceeds from the Company's April 1998 common stock offering in a money market account. Interest expense on a comparative basis decreased $80,000 as a result of normal debt repayments and the use of a portion of the net stock proceeds to pay-off short-term notes payable and some of the higher cost long-term debt assumed in acquisitions.

Income Taxes

The Company's effective income tax rate was 40.5% for the third quarter 1998, down slightly from 41.7% in the third quarter 1997.

Net Income

Net income for the third quarter 1998 increased 30.7% to $1.02 million from $.78 million in the third quarter 1997. Basic and diluted earnings per share for the three months ended July 31, 1998 and 1997, were $0.11 and $0.09.

                   Champion Industries, Inc. and Subsidiaries

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                          (Continued)


Nine Months Ended July 31, 1998 Compared to Nine Months Ended July 31, 1997

Revenues

Total revenues increased 17.2% in the nine months ended July 31, 1998 to $90.7 million from $77.4 million in the same period of 1997. Printing revenue increased 13.1% in the first three quarters of 1998 to $70.3 million from $62.2 million in the same period of 1997. This growth in printing revenue is primarily due to the acquisition of Interform Corporation that occurred on December 31, 1996. Interform has been included in the Company's results of operations since the acquisition date. Accordingly, the results of operations for the nine months ended July 31, 1997, included only seven months of Interform activity. Interform contributed $5.2 million to the increase in revenue. The remaining growth in printing revenue is due to increased sales efforts coupled with increased printing capabilities at various locations. Office products and office furniture revenue increased 33.9% in the nine months ended July 31, 1998 to $20.4 million from $15.2 million in 1997. The revenue increases in office products and office furniture were achieved primarily through the above noted acquisitions.

Cost of Sales

Total cost of sales increased 20.6% in 1998 to $63.4 million from $52.6 million in 1997. Printing cost of sales increased 16.4% in 1998 to $49.7 million from $42.6 million in 1997, primarily due to the increase in sales volume. Printing cost of sales increased as a percent of printing revenue from 68.6% in 1997, to 70.6% in 1998, as a result of the sales strategy to capture new customers in certain geographical areas by lowering margins. Management anticipates that, long-term, these relationships will result in higher profit margins. Office products and office furniture cost of sales increased 38.4% in 1998 to $13.8 million from $10.0 million in 1997, due primarily to the acquisitions noted above and internally generated sales volume. Office products and office furniture cost of sales as a percent of office products and office furniture revenue increased from 65.4% in 1997 to 67.5% in 1998, primarily as a result of the lower margins contributed by the acquisitions.

Operating Expenses

Selling, general and administrative expenses as a percentage of sales decreased in 1998 to 23.8% from 25.5% in 1997 due to the Company's continued effort to leverage the operating expenses against a growing revenue base.

Income from Operations and Other Income and Expenses

Income from operations increased 13.6% in the nine months ended July 31, 1998 to $5.7 million from $5.1 million in 1997. Interest income was up $128,000 as a result of investing the net proceeds from the stock offering in a money market account since April 1998. Interest expense on a comparative basis increased $94,000 or 8.2% as a result of the additional debt required to fund operations and acquire equipment during the first three quarters of 1998. Other income decreased $387,000 in 1998 compared to the same period in 1997 primarily as a result of the recognition of a nonrecurring deferred gain of $330,000 in 1997.

                   Champion Industries, Inc. and Subsidiaries

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                          (Continued)


Income Taxes

The Company's effective income tax rate approximated 42% in 1998 and 1997 which represents the combined federal and state, net of federal income tax benefit, statutory income tax rate.

Net Income

Net income for the nine months ended July 31, 1998 increased 8.3% to $2.84 million from $2.62 million in the comparative period of 1997. After adjusting for the nonrecurring gain in 1997, net core earnings increased by $406,000 or 16.7% from $2,433,000 in 1997 to $2,839,000 in 1998. Basic and diluted earnings per share for the nine months ended July 31, 1998, were $0.32 compared to $0.31 for the same period in 1997.

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

Seasonality

Historically, the Company has experienced a greater portion of its annual sales and net income in the third and fourth quarters than in the first and third quarters. The second quarter generally reflects increased orders for printing of corporate annual reports and proxy statements. A post-Labor Day increase in demand for printing services and office products coincides with the Company's fourth quarter.

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended July 31, 1998, was $4.8 million compared to net cash used in operations during the same period in 1997 of $69,000. The improvement in net cash from operations is due primarily to a decrease in accounts receivable, timing of income tax payments, and increase in accrued expenses, partially offset by an increase in inventories and a decrease in accounts payable and accrued payroll.

Net cash used in investing activities for the nine months ended July 31, 1998, was $800,000 compared to $1,200,000 during the same period in 1997. The decrease in net cash used in investing activities is primarily the result of proceeds from sales of property and cash received in business acquisitions, partially offset by additional equipment purchases.

Net cash provided by financing activities for the nine months ended July 31, 1998, was $7.8 million compared to $0.8 million during the same period in 1997. The increase in net cash provided by financing activities came from the proceeds from the stock offering, net of issuance expenses, partially offset by the repayment of notes payable and long-term debt.

Working capital on July 31, 1998, was $34.2 million, an increase of $15.3 million from October 31, 1997. The increase in working capital is primarily from the net proceeds of the stock offering. The

                   Champion Industries, Inc. and Subsidiaries

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                          (Continued)


remaining proceeds from the stock offering are invested in a money market account with an unaffiliated national financial institution. It is management's intention to maintain these funds in a highly liquid money market account for use for debt reduction, working capital and general purposes, including the continuation of the Company's acquisition program.

The Company has short-term credit facilities with banks permitting aggregate borrowings of $3.8 million. Approximately $3.4 million of the credit facilities were available at July 31, 1998.

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

Year 2000 Assessment

Management has initiated a Company-wide program to assess its information system needs to effectively manage the Company and ensure processing of transactions relating to the Year 2000 and beyond. Currently, the Company primarily utilizes purchased software, some of which is not Year 2000 compliant and will need to be updated prior to January 1, 2000. Management is in the final stages of evaluating the acquisition of an enterprise-wide software package, including the required hardware, that is Year 2000 compliant and will provide enhanced operating information. This new system will be implemented company-wide and encompass sales, production, and financial reporting. It is anticipated that this new system will cost approximately $800,000 and it will be amortized against income over a period of five years. It is the opinion of management that the cost of converting to a new information system and the annual amortization thereof will not materially impact results of operations or financial condition.

The conversion to a new system is expected to begin in October 1998 and be completed by December 31, 1999. Management will be working very closely with the software vendor of choice and consultants, if required, to ensure timely conversion. However, if such conversions are not completed timely, the Year 2000 issue could have a material impact on the Company's operations. The Company has initiated discussions with its significant suppliers, large customers, and financial institutions to ensure that those parties have appropriate plans to remediate their computer systems. While management believes its

                   Champion Industries, Inc. and Subsidiaries

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                          (Continued)

planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies, on which the Company's systems and operations rely, will be converted on a timely basis and will not have a material effect on the Company.

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

                           PART II - OTHER INFORMATION

Item 5. Other Information

The following information is included in response to amendments to Securities and Exchange Commission Rule 14a-4, and relates to the annual meeting of shareholders to be held on March 15, 1999:

     If a shareholder has not sought inclusion of a proposal in the Company's proxy statement and does not notify the Company in writing of a proposal to be raised at the annual meeting, received by the Company on or before January 4, 1999, the proxies appointed by the Board of Directors are entitled to exercise their discretionary voting authority conferred by the proxy if such proposal is raised at the annual meeting without any discussion of such proposal in the proxy statement.

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

                                          CHAMPION INDUSTRIES, INC.

Date:  September 11, 1998         /s/ Marshall T. Reynolds
                                 -------------------------------------------
                                  Marshall T. Reynolds
                                  President and Chief Executive Officer

Date:  September 11, 1998         /s/ David B. McClure
                                 -------------------------------------------
                                  David B. McClure
                                  Vice President and Chief Financial Officer

                   Champion Industries, Inc. and Subsidiaries

                                  Exhibit Index


   Exhibit          Page          Title

      27         electronic       Financial Data Schedule