Form 10-K
period 1998-10-31
CHAMPION INDUSTRIES INC
filed 1999-01-29
CIK 19149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-21084

                            CHAMPION INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

West Virginia                                            55-0717455
---------------------------------          -------------------------------------

(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

2450 First Avenue
P. O. Box 2968
Huntington, West Virginia                               25728
-----------------------------------        ------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code:  (304) 528-2791

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

The aggregate market value of the voting stock of the registrant held by non-affiliates as of January 15, 1999, was $44,786,508 of Common Stock, $1.00 par value. The outstanding common stock of the Registrant at the close of business on January 15, 1999 consisted of 9,713,913 shares of Common Stock, $1.00 par value.

Total number of pages including cover page - 240.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registration statement on Form S-2/A No. 333-47585, filed on March 16, 1998, are incorporated by reference into Part IV, Item 14. Portions of the Registrant's definitive proxy statement dated February 16, 1999 with respect to its Annual Meeting of Shareholders to be held on March 15, 1999 are incorporated by reference into Part III, Items 10-13.
Exhibit Index located on pages 58 to 63.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report or in documents incorporated herein by reference, including without limitation statements including the word "believes," "anticipates," "intends," "expects" or words of similar import, constitute "forward-looking statements" within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions, changes in business strategy or development plans, and other factors referenced in this Annual Report, including without limitations under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business." Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

ITEM 1 - BUSINESS

HISTORY

         Champion Industries, Inc. ("Champion" or the "Company") is a major commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets east of the Mississippi River. The Company's sales offices and production facilities are located in Huntington, Charleston, Parkersburg, Clarksburg, and Morgantown, West Virginia; Lexington and Owensboro, Kentucky; Baton Rouge and New Orleans, Louisiana; Cincinnati and Belpre, Ohio; Jackson, Mississippi; Baltimore, Maryland; Kingsport and Knoxville, Tennessee; Timmonsville, South Carolina; Evansville, Indiana; Bridgeville and Altoona, Pennsylvania; and Asheville, North Carolina. The Company's sales force of approximately 140 salespeople sells printing services, business forms management services, office products and office furniture.

         The Company was chartered as a West Virginia corporation on July 1, 1992. Prior to the public offering of the Company's Common Stock, on January 28, 1993 (the "Offering"), the Company's business was operated by The Harrah and Reynolds Corporation ("Harrah and Reynolds") doing business as Chapman Printing Company, together with its wholly-owned subsidiaries, The Chapman Printing Company, Inc. and Stationers, Inc. Incident to the Offering, Harrah and Reynolds and the Company entered into an Exchange Agreement, pursuant to which, upon the closing date of the Offering: (i) Harrah and Reynolds contributed to the Company substantially all of the operating assets of its printing division, including all inventory and equipment (but excluding any real estate and vehicles) and all issued and outstanding capital stock of its subsidiaries, The Chapman Printing Company, Inc. and Stationers, Inc.; (ii) the Company assumed certain of the liabilities relating to the operations of the printing divisions of Harrah and Reynolds and its subsidiaries, The Chapman Printing Company, Inc. and Stationers, Inc., excluding debts associated with real estate, certain accounts payable to affiliates and certain other liabilities; and (iii) Harrah and Reynolds was issued 2,000,000 shares of Common Stock of the Company.

         The Company and its predecessors have been headquartered in Huntington since 1922. Full scale printing facilities, including web presses for manufacturing business forms, and sales and customer service operations are located in Huntington. The Company's Charleston division was established in 1974 through the acquisition of the printing operations of Rose City Press. Sales and customer service operations, as well as the Company's largest pre-press department, are located in Charleston. The Parkersburg division opened in 1977 and was expanded by the acquisitions of Park Press and McGlothlin Printing Company. In addition to sales and customer service operations, this division houses a large full-color printing facility and a state-of-the-art studio, with scanners, electronic color retouching equipment and 4, 5 and 6 color presses.

         The Lexington division commenced operations in 1983 upon the acquisition of the

Transylvania Company. This location includes a pre-press department, computerized composition facilities, a press room and bindery department, as well as sales and customer service operations.

         The Company acquired Stationers, Inc. ("Stationers"), an office products, office furniture and retail bookstore operation located in Huntington, in 1987 and consolidated its own office products and office furniture operations with Stationers. On August 30, 1991, Stationers, Inc. sold the assets, primarily inventory and fixtures, of its retail bookstore operation. In July, 1993, Stationer's expanded through acquisition and began operations in Marietta, Ohio, under the name "Garrison Brewer."

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

         The Dallas Printing division ("Dallas") commenced operations in September, 1993, upon the acquisition of Dallas Printing Company, Inc. in Jackson, Mississippi. This location includes a pre-press department, computerized composition facilities, a press room with up to 4-color presses and a bindery department as well as sales and customer service operations.

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

         On July 1, 1996, the Company acquired Smith & Butterfield Co., Inc. ("Smith & Butterfield"), an office products company located in Evansville, Indiana and Owensboro, Kentucky. Smith & Butterfield is operated as a division of Stationers, Inc. The Company issued 66,666 shares of common stock valued at $1,200,000 in exchange for all of the issued and outstanding shares of common stock of Smith & Butterfield.

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

         On May 21, 1997, the Company acquired all outstanding common shares of Blue Ridge Printing Co., Inc. of Asheville, North Carolina and Knoxville, Tennessee ("Blue Ridge"), in exchange for 277,775 shares of the Company's common stock. The transaction has been accounted for as a pooling of interests.

         On February 2, 1998, the Company acquired all outstanding common shares of Rose City Press ("Rose City"), of Charleston, West Virginia, in exchange for 75,722 shares of the Company's valued at $1,250,000.

         On May 18, 1998, the Company acquired all outstanding common shares of Capitol Business Equipment, Inc. ("Capitol"), doing business as Capitol Business Interiors, of Charleston, West Virginia, in exchange for 72,202 shares of the Company's common stock valued at $1,000,000.

         On May 29, 1998, the Company acquired all outstanding common shares of Thompson's of Morgantown, Inc. and Thompson's of Barbour County, Inc. (collectively, "Thompson's"), of Morgantown, West Virginia, in exchange for 45,473 shares of the Company's valued at $600,000.

         Rose City, Capitol and Thompson's are operated as divisions of Stationers.

BUSINESS

         Champion is a major commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets east of the Mississippi River. The Company's sales force sells a full range of printing services, business forms, office products and office furniture. Management views these sales activities as complementary since frequent customer sales calls required for one of its products or services provide opportunities to cross-sell other products and services. The Company believes it benefits from significant customer loyalty and customer referrals because it provides personal service, quality products, convenience and selection with one-stop shopping.

         The Company's printing services range from the simplest to the most complex jobs, including business cards, books, tags, brochures, posters, 4 to 6 color process printing and multi-part, continuous and snap-out business forms. The Company's state-of-the-art equipment enables it to provide computerized composition, art design, paste-up, stripping, film assembly and color scanner separations. The Company also offers complete bindery and letterpress services. The Company's segmented gross sales of printing services in fiscal year 1998 consisted of approximately 39% sheet and tag printing, 29% business forms printing, and 32% process color printing. The printing operations contributed $95 million, or 77% of the Company's total revenues for the fiscal year ended October 31, 1998.

         The Company provides a full range of office products and office furniture primarily in the budget and middle price ranges, and also offers office design services. The Company publishes a catalog of high volume, frequently ordered items purchased directly from manufacturers. These catalog sales account for the bulk of sales volume and afford sales personnel flexibility in product selection and pricing. Medium to large volume customers are offered levels of pricing discounts. In addition, the Company offers a broad line of general office products through major wholesalers' national catalogs. The Company recently introduced an on-line ordering system through software available on a CD-ROM designed and published by the Company. The office products and office furniture catalog will soon reside on the Company's web page at WWW.CHAMPION-INDUSTRIES.COM and full ordering capabilities will be available within the next six months. The Company is a member of a major office products purchasing organization. Members benefit from volume discounts, which permit them to offer competitive prices and improve margins. The Company's office furniture business focuses on the budget to middle price range lines, although upscale lines are offered as well. Office products, office furniture and office design operations contributed $28 million, or 23% of the Company's total revenues, for the fiscal year ended October 31, 1998.

ORGANIZATION

         Champion is organized into twenty-one divisions, fifteen of which are wholly-owned subsidiaries. The Huntington headquarters provides centralized financial management and administrative services to all divisions. Each division is managed by a division manager who has profit responsibility for the sales and production operations of the division. Division managers report directly to the President of the Company. Their compensation depends primarily on the volume and profit results of their individual operations.

COMMERCIAL PRINTING

         Ten commercial printing divisions are located in Huntington, Charleston and Parkersburg, West Virginia; Lexington, Kentucky; Baton Rouge and New Orleans, Louisiana; Jackson, Mississippi; Cincinnati, Ohio; Kingsport, Tennessee; and Asheville, North Carolina. Each has a sales force, a customer service operation and a pre-press department that serve the customers in their respective geographic areas. Although each customer's interface is solely with its local division's personnel, its printing job may be produced in another division using the equipment most suited to the quality and volume requirements of the job. In this way, for example, Champion can effectively compete for high quality process color jobs in Lexington by selling in Lexington, printing in Cincinnati and binding in Huntington. The full range of printing resources is available to customers in the entire market area without Champion having to duplicate equipment in each area.

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

OFFICE PRODUCTS, OFFICE FURNITURE AND OFFICE DESIGN

         Stationers, located in Huntington, Clarksburg (doing business as "Champion-Clarksburg"), Charleston (through its Rose City division), Morgantown (through its Thompson's division), West Virginia and Belpre, Ohio (doing business as "Garrison Brewer"), provides office products and office furniture primarily to customers in the Company's West Virginia, Ohio and Kentucky market areas. Products are sold by printing division salespeople and delivered in bulk daily to each division, or shipped directly to customers.

         Smith & Butterfield, located in Evansville, Indiana and Owensboro, Kentucky, provides office products and office furniture primarily to customers in the Company's Indiana and Kentucky market areas. Products are sold by Smith & Butterfield sales personnel and delivered to customers daily.

         Stationers, through its Capitol division, offers office design services throughout West Virginia and eastern Kentucky.

PRODUCTS AND SERVICES

PRINTING SERVICES

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



                                                                                                          High
                                                   Sales &                                               Volume
                                                   Customer                        Sheet       Full       Full
Division                                           Service        Pre-Press      Printing      Color      Color
----------------                                  ----------      ----------    ----------    -------     --------

Huntington                                            *               *              *

Charleston                                            *               *

Parkersburg                                           *               *              *           *

Lexington                                             *               *              *

Bourque Printing, Inc.                                *               *              *           *

Dallas Printing Company, Inc.                         *               *              *


Carolina Cut Sheets, Inc.                             *               *

U.S. Tag & Ticket Company, Inc.                       *               *              *

Donihe Graphics, Inc.                                 *               *                                     *

Upton Printing                                        *               *              *           *

The Merten Company                                    *               *              *           *

Interform Corporation                                 *               *                          *

Blue Ridge Printing Co., Inc.                         *               *              *           *

OFFICE PRODUCTS, OFFICE FURNITURE AND OFFICE DESIGN

         Champion provides its customers with a wide range of product offerings in two major categories: supplies, such as file folders, paper products, pens and pencils, computer paper and laser cartridges; and furniture, including budget and middle price range desks, chairs, file cabinets and computer furniture. Office supplies are sold primarily by Company salespeople through the Company's own catalogs. Office furniture is primarily sold from catalogs and supplied from in-house stock. Special orders constitute a small portion of sales. The Capitol division of Stationers provides interior design services to commercial customers. The design services include space planning, purchasing and installation of office furniture, and management of design projects.

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

         During the fiscal year ended October 31, 1998, no single customer accounted for more than 1% of the Company's total revenues. Due to the project-oriented nature of customers' printing requirements, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects.

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

ENVIRONMENTAL REGULATION

         The Company is subject to the environmental laws and regulations of the United States and the states in which it operates concerning emissions into the air, discharges into waterways and the generation, handling and disposal of waste materials. The Company's past expenditures relating to environmental compliance have not had a material effect on the Company and are included in normal operating expenses. These laws and regulations are constantly evolving, and it is impossible to predict accurately the effect they may have upon the capital expenditures, earnings and competitive position of the Company in the future. Based upon information currently available, management believes that expenditures relating to environmental compliance will not have a material impact on the financial position of the Company.

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

EMPLOYEES

         On October 31, 1998, the Company had 907 full-time employees.

         The Company's subsidiary, Interform Corporation, is party to a collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC on behalf of its Local Union 8263 covering all production and maintenance employees (totaling 93 employees at October 31, 1998) at its Bridgeville, Pennsylvania facility. The Company believes relations with the union and covered employees are good.

EXECUTIVE OFFICERS OF CHAMPION

                                             Position and offices with Champion;
Name                         Age             Principal occupation or employment
-----                       ----             last five years
                                             -----------------------------------


Marshall T. Reynolds         62              President, Chief Executive Officer
                                             and Chairman of the Board of
                                             Directors of Company from December
                                             1992 to present; President and
                                             general manager of Harrah and
                                             Reynolds, predecessor of the
                                             Company from 1964 (and sole
                                             shareholder from 1972) to 1993;
                                             Director (from 1983 to November
                                             1993) and Chairman of the Board of
                                             Directors (from 1983 to November
                                             1993) of Banc One West Virginia
                                             Corp. (formerly Key Centurion
                                             Bancshares, Inc.).



Michael D. McKinney          45              Vice President and General Sales
                                             Manager of Company since September
                                             1995; Vice President and Division
                                             Manager - Huntington of Company
                                             from December 1992 to September
                                             1995; Division Manager -
                                             Huntington of Harrah and Reynolds
                                             from October 1991 to 1992;
                                             Division Manager - Lexington of
                                             Harrah and Reynolds from August
                                             1982 to October 1991.



William M. Campbell          63              Vice President and Division
                                             Manager - Parkersburg of Company
                                             from December 1992 to present;
                                             Division Manager -Parkersburg of
                                             Harrah and Reynolds from June 1977
                                             to 1992.




Ronald W. Taylor             41              Vice President and Division
                                             Manager - Lexington of Company
                                             from December 1992 to present;
                                             Division Manager - Lexington, of
                                             Harrah and Reynolds from January
                                             1992 to December 1992; Sales
                                             Representative, Lexington Division
                                             of Harrah and Reynolds from 1986
                                             to January 1992.



J. Mac Aldridge              57              Vice President and Division
                                             Manager - Stationers of


                                              Company since December 1992; Vice
                                              President of Company and Division
                                              Manager - Huntington from
                                              September 1995 to October 1997;
                                              President and General Manager of
                                              Stationers since November 1989;
                                              Sales Representative of Huntington
                                              Division of Harrah and Reynolds
                                              from July 1983 to October 1989.




Gary A. Blackshire           46              Vice President of Company since
                                             December 1992; Division Manager -
                                             Merten since September 1998;
                                             Division Manager - Charleston
                                             since December 1992; Division
                                             Manager - Charleston of Harrah and
                                             Reynolds from April 1992 to
                                             December 1992; Sales
                                             Representative of Charleston
                                             Division of Harrah and Reynolds
                                             from 1975 until April 1992.



R. Douglas McElwain          51              Vice President and Division
                                             Manager - Bourque Printing of
                                             Company since December 1993;
                                             General Manager of Bourque
                                             Printing from June 1993 to
                                             December 1993; Sales
                                             Representative of Charleston
                                             Division of Harrah and Reynolds
                                             and Company from 1986 until June
                                             1993.



L. David Brumfield           61              Vice President and Division
                                             Manager - Dallas Printing since
                                             May, 1997; President and General
                                             Manager, Radisson Hotel,
                                             Huntington, from 1992 to 1997.



Joseph C. Worth, III         49              Vice President-Mergers and
                                             Acquisitions of Company since
                                             April 1998; Vice President and
                                             Chief Financial Officer of Company
                                             from June 1992 to March 1998.



Toney K. Adkins              49              Vice President-Administration of
                                             Company since November, 1995;
                                             President, KYOWVA Corrugated
                                             Container Company, Inc. from 1991
                                             to 1996.



David B. McClure             40              Vice President and Chief Financial
                                             Officer of Company since April,
                                             1998; Senior Manager, Ernst &
                                             Young LLP, from October 1987 to
                                             March 1998.



Walter R. Sansom             69              Secretary of Company since
                                             December 1992; Production
                                             Coordinator of Company since
                                             December 1992 and of Harrah and
                                             Reynolds from August 1968 to
                                             December 1992.

ITEM 2 - PROPERTIES



         The Company conducts its operations from twenty-four (24) different physical locations, seventeen (17) of which are leased, and seven (7) of which are owned in fee simple by Company subsidiaries. The properties leased, and certain of the lease terms, as of October 31, 1998, are set forth below:


                                              Division Occupying          Square        Annual        Expiration
               Property                            Property                Feet         Rental          Of Term
               --------                       --------------------       -------       --------       -----------

2450 1st Avenue                          Champion Headquarters            85,000       $116,400          2008
Huntington, West Virginia (1)            and Chapman Printing-
                                         Huntington

1945 5th Avenue                          Stationers                       37,025        60,000           2007
Huntington, West Virginia (1)

615-619 4th Avenue                       Stationers                       59,641        21,600           2003
Huntington, West Virginia (1)

405 Ann Street                           Chapman Printing -               36,614        57,600           2003
Parkersburg, West Virginia (1)           Parkersburg

1563 Hansford Street                     Chapman Printing - Charleston    21,360        49,920           2003
Charleston, West Virginia (1)

890 Russell Cave Road                    Chapman Printing -               20,135        57,600           2000
Lexington, Kentucky (1)                  Lexington

214 Stone Road                           Stationers -                     15,146        42,000           1999
Belpre, Ohio (1)                         Garrison Brewer

2800 Lynch Road                          Smith & Butterfield              42,375        116,640          1999
Evansville, Indiana (1)

113-117 East Third St.                   Smith & Butterfield               8,500        14,400           2002
Owensboro, Kentucky (1)

1901 Mayview Road                        Interform Corporation            120,000       316,000          2003
Bridgeville, Pennsylvania (1)

736 Carondelet Street                    Upton Printing                   15,000        62,700           2000
New Orleans, Louisiana

5600 Jefferson Highway                   Upton Printing                   11,250        47,250           2000
Harahan, Louisiana

1515 Central Parkway                     The Merten Company               40,000        97,200           2001
Cincinnati, Ohio (1)

2217 Robb Street                         U.S. Tag                         26,000        52,000           2000
Baltimore, Maryland (1)

Palmetto Industrial Park                 Carolina Cut Sheets              16,200        35,724          monthly
Timmonsville, S. Carolina

711 Indiana Avenue                       Stationers-                      22,000        96,000           2003
Charleston, West Virginia (1)            Capitol

Kirk and Chestnut Streets                Stationers-                       9,000        19,356           2003
Morgantown, West Virginia                Thompson's

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

         Blue Ridge owns, and operates from, (i) a two-story masonry building of approximately 9,066 square feet and a contiguous 1,692 square foot former residential structure at 544 and 560 Haywood Road, Asheville, North Carolina, and (ii) a two-story steel building of approximately 12,500 square feet on approximately 3 acres at 1485 Amherst Road, Knoxville, Tennessee.

         Stationers' Rose City division owns and operates from (i) 2 masonry buildings (2 story and 5 story) of approximately 20,900 square feet in the aggregate, at 811-813 Virginia Street, East, and (ii) an adjacent 6 story brick warehouse of approximately 42,500 square feet, in Charleston, West Virginia.

ITEM 3 - LEGAL PROCEEDINGS

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Champion common stock has traded in the over-the-counter market on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") National Market System since the Offering under the symbol "CHMP."

         The following table sets forth the high and low closing prices for Champion common stock for the period indicated. The range of high and low closing prices are based on data from NASDAQ, and do not include retail mark-up, mark-down or commission.



                                     Fiscal Year 1998                 Fiscal Year 1997
                                     High        Low                  High        Low
                                    ------------------               ------------------

First Quarter                       $19.50      $16.00               $19.40        $16.75

Second quarter                       17.00       13.00                19.75         16.75

Third quarter                        14.56       10.50                19.50         16.00

Fourth quarter                       12.50        9.25                19.38         17.75


         At the close of business on January 15, 1999, there were 564 shareholders of record of Champion common stock.

         The following table sets forth the quarterly dividends per share declared on Champion common stock.



                                   Fiscal year               Fiscal year             Fiscal year
                                      1999                     1998                      1997
                                   -----------               -------------           ------------

First quarter                         $.050                     $.050                      $.040

Second quarter                           --                      .050                       .050

Third quarter                            --                      .050                       .050

Fourth quarter                           --                      .050                       .050

ITEM 6 - SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data for each of the five years in the period ended October 31, 1998, have been derived from the Audited Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with the Audited Consolidated Financial Statements, related notes, and the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.


                                                                      Year Ended October 31,
                                              ----------------------------------------------------------------------
                                               1998             1997            1996           1995            1994
                                               ----             ----           ------          -----          ------

                                                         (In thousands, except share and per share data)

INCOME STATEMENT DATA:

Revenues:

     Printing                                  $ 95,003    $    87,979    $   49,242     $    35,371    $    30,001

     Office products and office furniture        28,058         20,406        17,115          14,532         13,229
                                            -----------    ------------   -----------     ----------    -----------

         Total revenues                         123,061        108,385         66,357         49,903         43,230

Cost of sales:

     Printing                                    66,699         59,850         33,015         22,251         17,755

     Office products and office  furniture       18,616         13,289         11,077          9,670          8,605
                                            -----------    ------------   -----------     ----------    -----------

         Total cost of sales                     85,315         73,139         44,092         31,921         26,360
                                            -----------    ------------   -----------     ----------    -----------

Gross profit                                     37,746         35,246         22,265         17,982         16,870

Selling, general and
administrative expense                           29,872         28,079         16,197         12,788         12,486
                                            -----------    ------------   -----------     ----------    -----------

     Income from operations                       7,874          7,167          6,068          5,194          4,384

         Interest income                            245             20             25             11             67

         Interest expense                        (1,507)        (1,586)          (693)          (252)          (132)

         Other income                               241            737            224            113            212
                                            -----------    ------------   -----------     ----------    -----------

Income before income taxes                        6,853          6,338          5,624          5,066          4,531


     Income taxes                                (2,702)        (2,571)        (2,252)        (2,060)        (1,859)
                                            -----------    ------------   -----------     ----------    -----------

Net income                                  $     4,151    $     3,767    $     3,372    $     3,006    $     2,672

                                            -----------    ------------   -----------     ----------    -----------
                                            -----------    ------------   -----------     ----------    -----------

Earnings per share:

     Basic                                  $      0.45    $      0.45    $      0.41    $      0.37    $      0.33


     Diluted                                       0.45           0.45           0.40           0.37           0.33

Dividends per share                                0.20           0.19          0.152          0.122          0.098


Weighted average common shares
    outstanding:


     Basic                                    9,142,000      8,383,000      8,324,000      8,147,000      8,084,000

     Diluted                                  9,172,000      8,441,000      8,356,000      8,177,000      8,099,000


                                                             At October 31,
                                        --------------------------------------------------------
                                        1998          1997         1996         1995        1994
                                        ----          ----         ----         -----       ----
                                                            (In Thousands)

BALANCE SHEET DATA:


Cash and cash equivalents                $ 9,773       $   912      $ 2,461      $ 1,390     $ 3,734

Working capital                           35,108        18,935       13,579       11,148      10,040

Total assets                              74,505        60,346       44,063       28,643      25,690

Long-term debt                            13,993        15,156        7,561        2,405       1,124

Shareholders' equity                      45,310        26,850       24,641       19,794      17,739


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets east of the Mississippi River. The Company has grown through strategic acquisitions and internal growth. Through such growth, the Company has realized regional economies of scale, operational efficiencies, and exposure of its core products to new markets. The Company has acquired twelve printing companies and six office products and office furniture companies since the Offering.

         The Company's largest acquisition since the Offering was the purchase of Interform on December 31, 1996. The addition of Interform sales to the business forms segment has increased the printing component of the Company's revenue mix. Through sales to independent distributors, and through its own distributor, Consolidated Graphic Communications, Interform provides the Company's manufacturing divisions access to the large northeastern markets of Pennsylvania, New Jersey and New York.

         The Company's net revenues consist primarily of sales of commercial printing, business forms, tags, other printed products, office supplies, office furniture, data products and office design services. The Company recognizes revenues when products are shipped or services are rendered to the customer. The Company's revenues are subject to seasonal fluctuations caused by variations in demand for its products.

         The Company's cost of sales primarily consists of raw materials, including paper, ink, pre-press supplies and purchased office supplies, furniture and data products, and manufacturing costs including direct labor, indirect labor and overhead. Significant factors affecting the Company's cost of sales include the costs of paper in both printing and office supplies, the costs of labor and other raw materials.

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




                                                                     YEAR ENDED OCTOBER 31,
                                                                         (IN THOUSANDS)
                                             ---------------------------------------------------------------

                                                       1998                 1997                1996
                                             -------------------   ------------------    -------------------

Revenues:

     Printing                                 $ 95,003       77.2%   $ 87,979     81.2%     $  49,242       74.2%

     Office products and office furniture       28,058       22.8      20,406      18.8        17,115       25.8
                                              --------     -------   --------   -------      --------      -----

         Total revenues                        123,061      100.0     108,385     100.0        66,357      100.0

Cost of sales:

     Printing                                   66,699       54.2      59,850      55.2        33,015       49.8

     Office products and office furniture       18,616       15.1      13,289      12.3        11,077       16.7
                                              --------     -------   --------   -------      --------     ------

         Total cost of sales                    85,315       69.3      73,139      67.5        44,092       66.5
                                              --------     -------   --------   -------      --------     ------

Gross Profit                                    37,746       30.7      35,246      32.5        22,265       33.5

Selling, general and administrative expenses    29,872       24.3      28,079      25.9        16,197       24.4
                                              --------     -------   --------   -------      --------     ------


Income from operations                           7,874        6.4       7,167       6.6         6,068        9.1

      Other income (expense):

         Interest income                           245        0.2          20       0.0            25        0.0

         Interest expense                      (1,507)      (1.2)      (1,586)     (1.4)         (693)      (1.0)

         Other income                              241        0.2         737       0.7           224        0.4
                                              --------     -------   --------   -------      --------     ------

Income before income taxes                       6,853        5.6       6,338       5.9         5,624        8.5

     Income taxes                              (2,702)      (2.2)      (2,571)     (2.4)       (2,252)      (3.4)
                                              --------     -------   --------   -------       -------     ------

Net income                                    $  4,151        3.4%   $  3,767      3.5%       $ 3,372        5.1%
                                              --------     -------   --------   -------       -------     ------
                                              --------     -------   --------   -------       -------     ------



The following discussion and analysis presents the significant changes in the financial position and results of operations of the Company and should be read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere herein.

YEAR ENDED OCTOBER 31, 1998 COMPARED TO YEAR ENDED OCTOBER 31, 1997

REVENUES

         Consolidated net revenues were $123.1 million for the year ended October 31, 1998, compared to $108.4 million in the prior fiscal year. This change represents a growth in revenues of $14.7 million or 13.5%. Printing revenues increased $7.0 million or 8.0% during the same period from $88.0 million in 1997 to $95.0 million in 1998. Approximately $5.3 million of this growth was due to the inclusion of Interform Corporation for the full fiscal year of 1998, whereas fiscal year 1997 included only ten months of Interform's operations. Internal growth accounted for the remaining $1.7 million increase in printing revenues. Office products and office furniture revenues increased $7.7 million or 37.5% from $20.4 million in fiscal year 1997 to $28.1 million in fiscal year 1998. The increase in office products and office furniture revenue was achieved through the 1998 acquisitions disclosed in Note 9 to the Consolidated Financial Statements (the "1998 acquisitions") and internal growth. The 1998 acquisitions contributed approximately $6.0 million in this growth with internal growth accounting for the remaining $1.7 million.

COST OF SALES

         Total cost of sales for the year ended October 31, 1998, totaled $85.3 million compared to $73.1 million in the previous year. This change represents an increase of $12.2 million or 16.7% in cost of sales. Printing cost of sales increased 11.4% in fiscal year 1998 to $66.7 million from $59.9 million in fiscal year 1997, due primarily to sales volume and the impact of the Interform acquisition as discussed above. Office products and office furniture cost of sales increased 40.1% in fiscal year 1998 to $18.6 million from $13.3 million in fiscal year 1997, primarily due to the 1998 acquisitions.

OPERATING EXPENSES AND INCOME

         Selling, general and administrative (S,G&A) expenses decreased as a percentage of revenues in fiscal year 1998 to 24.3% from 25.9% in fiscal year 1997, due primarily to management's effort to control overall expenses. As the Company expands through strategic acquisitions, this ratio is expected to improve on a long-term basis. With the growth in revenue and the reduction in S,G&A expenses as a percentage of revenues, income from operations increased 9.9% in fiscal year 1998 to $7.9 million from $7.2 million in fiscal year 1997.

OTHER INCOME/EXPENSE

         Interest expense decreased $79,000 from $1.586 million in fiscal year 1997 to $1.507 million in fiscal year 1998 primarily as a result of the lower interest rate environment during the second half of 1998 and the reduction of notes payable and long-term debt. Interest income increased $225,000 from $20,000 in fiscal year 1997 to $245,000 in fiscal year 1998 as a result of investing the residual net proceeds from an April 1998 stock offering in a money market account. Other income decreased $496,000 from $737,000 in fiscal year 1997 to $241,000 in fiscal year 1998 primarily due to a $330,000 one-time recognition of deferred gain from the previous sale of Stationers' bookstore operations included in fiscal year 1997.

INCOME TAXES

         Income taxes as a percentage of income before income taxes decreased slightly from 40.6% in fiscal year 1997 to 39.4% as a result of tax attributes associated with acquired businesses.

NET INCOME

         Net income for the year ended October 31, 1998, increased 10.2% to $4.15 million from the net income reported in the prior year of $3.77 million. Basic and diluted earnings per share remained the same for fiscal years 1998 and 1997 at $0.45 per share as a result of the additional shares issued in the April 1998 stock offering discussed below.

YEAR ENDED OCTOBER 31, 1997 COMPARED TO YEAR ENDED OCTOBER 31, 1996

REVENUES

         Total revenues increased 63.3% in fiscal year 1997 to $108.4 million from $66.4 in fiscal year 1996. Printing revenue increased 78.7% in fiscal year 1997 to $88.0 million from $49.2 million in 1996. Office products and office furniture revenue increased 19.2 % in fiscal year 1997 to $20.4 million from $17.1 million in fiscal year 1996. This was achieved through new acquisitions which accounted for increased printing sales of $35.5 million and increased office products and office furniture sales of $3.6 million. The office products and office furniture change in sales was also impacted by a one-time furniture sale totaling $500,000 in 1996.

COST OF SALES

         Total cost of sales increased 65.9% in fiscal year 1997 to $73.1 million from $44.1 million in fiscal year 1996. Printing cost of sales increased 81.3% in fiscal year 1997 to $59.9 million from $33.0 million in fiscal year 1996, due primarily to sales volume and the impact of newly acquired divisions with lower sales margins. Office products and office furniture cost of sales increased 20.0% in fiscal year 1997 to $13.3 million from $11.1 million in fiscal year 1996, primarily due to increased sales volume.

OPERATING EXPENSES AND INCOME

         Selling, general and administrative expenses increased as a percentage of sales in fiscal year 1997 to 25.9% from 24.4% in fiscal year 1996 due to increased costs associated with acquisitions. For the reasons stated above, income from operations increased 18.1% in fiscal year

1997 to $7.2 million from $6.1 million in fiscal year 1996.

OTHER INCOME/EXPENSE

         Interest expense increased $893,000 from $693,000 in fiscal year 1996 to $1.6 million in fiscal year 1997 as a result of the debt assumed in the Interform acquisition. Other income increased from $224,000 in fiscal year 1996 to $737,000 in fiscal year 1997 due to a $330,000 one-time recognition of deferred gain from the previous sale of Stationers' bookstore operations.

INCOME TAXES

         Income taxes in fiscal year 1997 increased slightly to 40.6% from 40.0% in fiscal year 1996 due to the Company's expansion into states with higher tax rates.

NET INCOME

         For the reasons stated above, net income for fiscal year 1997 increased 11.7% to $3.8 million, or diluted earnings per share of $0.45, from $3.4 million, or diluted earnings per share of $0.40 in fiscal year 1996.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 1998, the Company had $9.8 million of cash and cash equivalents, an increase of $8.9 million from the prior year. Working capital as of October 31, 1998, was $35.1 million, an increase of $16.2 million from October 31, 1997. The increase in cash and cash equivalents and working capital consists primarily of the residual net proceeds of the stock offering and the 1998 acquisitions. In April 1998, the Company completed an offering of 1,091,993 common shares. The net proceeds (net of underwriting discounts, commissions and offering expenses) to the Company from the April 1998 offering approximated $14.1 million. Approximately $5.9 million of the net proceeds has been used to reduce long-term debt through October 31, 1998. The remaining proceeds from the April 1998 stock offering are invested in a money market account with a national financial institution. It is management's intention to maintain these funds in a highly liquid money market account to be used for further debt reduction, working capital and general purposes, including the continuation of the Company's acquisition program.

         Management is in the process of implementing a corporate-wide cash management program that management anticipates will provide it with better access to daily cash flow. This program is expected to be in place by the second quarter of fiscal year 1999. Once the program is implemented, management believes it will be in a position to better utilize available cash and cash equivalents and cash flows from operations to further reduce long-term debt.

         The Company has historically used cash generated from operating activities and debt to finance capital expenditures and the cash portion of the purchase price of acquisitions. Management plans to continue making significant investments in equipment and expects total capital expenditures to approximate $3 million in 1999. Included in these capital expenditures for 1999 is the initial cost to convert the Company's printing operations to a centralized information system (see below for further discussion regarding the Company's information systems infrastructure). However, to fund the Company's continued expansion of operations internally and through acquisitions and to upgrade its information systems, additional financing may be necessary. The Company has available lines of credit totaling $12 million (see Note 3 to the Consolidated Financial Statements for additional information). For the foreseeable future, management believes it can fund operations, meet debt service requirements, and make the planned capital expenditures based on the available cash and cash equivalents, cash flow from operations, and lines of credit.

CASH FLOWS FROM OPERATING ACTIVITIES

         Cash flows from operating activities for the years ended October 31, 1998, 1997 and 1996 were $4.2 million, $2.0 million, and $3.3 million. These cash flows increased in fiscal year 1998 compared to fiscal year 1997 primarily due to increased net income, depreciation and amortization, and the improvement in the management of accounts receivable and inventories.

         The reduction in deferred revenue in the year ended October 31, 1998, was from an acquired company that had previously required advance payments on certain large transactions. Cash flows from operating activities for the fiscal year 1997 compared to 1996 decreased primarily as a result of the investment in inventories to support increased sales.

CASH FLOWS FROM INVESTING ACTIVITIES

         Cash flows used in investing activities were ($1.5) million, ($2.0) million, and ($3.8) million for the years ended October 31, 1998, 1997, and 1996. Cash flows used in investing activities decreased in 1998 compared to 1997 as a result of the increase in proceeds from sales of assets and the cash received from acquired businesses. This decrease was partially offset by the additional investment in property and equipment of $1.0 million. Cash flows used in investing activities in 1997 compared to 1996 also decreased because of the change in cash related to make acquired businesses.

CASH FLOWS FROM FINANCING ACTIVITIES

         Cash flows provided by (used in) financing activities for the years ended October 31, 1998, 1997, and 1996 were $6.1 million, ($1.5 million), and $1.5 million. The increase in net cash provided by financing activities in 1998 compared to 1997 came from the proceeds from the stock offering, net of issuance expenses, partially offset by the repayment of notes payable and long-term debt. The decrease in net cash flows from financing activities in 1997 compared to 1996 related to the reduction in new long-term borrowings and the increase in debt service from the debt assumed in the Interform acquisition. Equipment and vehicles have generally been financed through bank financing. Dividends paid in fiscal years 1998, 1997 and 1996 were $1.8 million, $1.6 million and $1.2 million.

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

INFORMATION SYSTEMS AND YEAR 2000 ASSESSMENT UPDATE

         Management has in place a Company-wide program to assess the need to modify or replace portions or all of its information systems to maintain its competitiveness and enable the proper processing of transactions relating to the Year 2000 and beyond. Management has made the decision to purchase and implement a new information system for the printing divisions. This new system is an enterprise-wide system encompassing sales, purchasing, production, and financial reporting. Implementation is expected to begin in March or April 1999 and take approximately two years. There are four printing systems currently in use that are not Year 2000 compliant. These systems will be converted first and are expected to be operational by September 30, 1999. In the event that these non-compliant systems are not converted by December 31, 1999, the systems can be converted to the Company's core printing software, that is Year 2000 compliant, within a short timeframe of one to two months. It is anticipated that the new system will cost approximately $800,000 ($500,000 related to software and training and $300,000 of hardware costs). Approximately $600,000 of these estimated costs will be capitalized and amortized against income over a period of five years. It is the opinion of management that the cost of converting the printing divisions to a new information system and the annual amortization thereof will not materially impact results of operations or financial condition. There are a number of risks in implementing a new system, including the complexity of the conversion process and the new systems themselves, the converting of business data from the old system to the new system, and the need for comprehensive employee training on the new information systems. There can be no assurance that this process will not have a material adverse effect on the Company's business and operating results.

         Based on its assessment of the information currently available, management has determined that the office products and office furniture division information system is Year 2000 compliant. Once the new information system is implemented in all of the printing divisions, a program will be initiated to assess the benefits of having both divisions under one financial reporting system.

         In addition, management is in the process of finalizing its assessment of non-critical systems. Based on the information currently available, most of these systems are Year 2000 compliant. The systems that are not compliant will be replaced. The new systems are expected to be operational by July 31, 1999. The related costs to replace these systems are not expected to be material to the operating results or financial position of the Company.

         The Company is also in the process of obtaining assurances from its significant suppliers, large customers, financial institutions, and others that those parties are Year 2000 compliant or have appropriate plans to remediate Year 2000 issues. The Company has received correspondence from some third parties and it appears they are taking reasonable steps to remedy Year 2000 issues. The Company continues to assess the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems. While management believes its efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have an adverse effect on the Company's business, operating results or financial position.

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board recently issued Statement No. 130 (SFAS No. 130), "Reporting Comprehensive Income" and Statement No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards for the way public companies report information about operating segments in annual financial statements and interim financial reports issued to shareholders. Management does not anticipate that the adoption of these standards will have a significant effect on the Company's financial statements and notes thereto.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For quantitative and qualitative disclosures about market risk, see
Note 10 to the Notes to Consolidated Financial Statements and the information presented herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and other information required by this item are contained in the financial statements and footnotes thereto listed in the index on page F-1 of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the directors of the Company is contained on pages 2 through 4 and page 13 of the Company's definitive Proxy Statement, dated February 16, 1999, with respect to the Annual Meeting of Shareholders to be held on March 15, 1999 which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

         The information called for by this item is contained on pages 6 through 10 of the Company's definitive Proxy Statement, dated February 16, 1999, with respect to the Annual Meeting of Shareholders to be held on March 15, 1999, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this Item is contained on pages 4 and 5 of the Company's definitive Proxy Statement, dated February 16, 1999, with respect to the Annual Meeting of Shareholders to be held on March 15, 1999, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this Item is contained on page 12 of the Company's definitive Proxy Statement, dated February 16, 1999, with respect to the Annual Meeting of Shareholders to be held on March 15, 1999, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed for this part of the report are filed as a separate section following the signature page. Reference is made to the Audited Consolidated Financial Statements and Schedule II Table of Contents on Page F-1.

         (1)      See Page No. F-1.

         (2) Schedules, other than Schedule II listed on page F-1, are omitted because of the absence of conditions under which they are required.


3.       EXHIBITS


Number         Description                                      Reference

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

(4)            Instruments defining the rights of security      See Exhibit 3.1 above.
               holders, including debentures.

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

                                                                $12,500,000 Term Loan Credit Agreement by
                                                                and among Champion Industries, Inc. and the
                                                                Banks Party Thereto and PNC Bank, National
                                                                Association, as Agent, dated as of March 31,
                                                                1997, as amended by Amendment No. 1 to
                                                                Credit Agreement dated August 1, 1997, filed
                                                                as Exhibit 10.1 to Form 10-K dated January
                                                                29, 1998, filed January 29, 1998, is
                                                                incorporated herein by reference.

                                                                Commercial Gross Lease between M. Field
                                                                Gomila et al and Bourque Printing dba Upton
                                                                Printing dated October 29, 1997, regarding
                                                                740 and 746 Carondolet Street, New Orleans,
                                                                Louisiana, filed as Exhibit 10.3 to Form
                                                                10-K dated January 29, 1998, filed January
                                                                29, 1998, is incorporated herein by
                                                                reference.

               Executive Compensation Plans and                 Company's 1993 Stock Option Plan, effective March 22,
               Arrangements                                     1994, filed as Exhibit 10.14 to Form 10-K dated
                                                                January 27, 1994, filed January 31, 1994, is
                                                                incorporated herein by reference.


                                                                Deferred Compensation Agreement dated July
                                                                1, 1993 between Blue Ridge Printing Co.,
                                                                Inc. and Glenn



                                                                W. Wilcox, Sr., filed as Exhibit 10.4 to Form 10-K
                                                                dated January 29, 1998, filed January 29, 1998, is
                                                                incorporated herein by reference.

                                                                Split Dollar Life Insurance Agreement dated
                                                                July 1, 1993 between Blue Ridge Printing
                                                                Co., Inc. and Glenn W. Wilcox, Sr., filed as
                                                                Exhibit 10.5 to Form 10-K dated January 29,
                                                                1998, filed January 29, 1998, is
                                                                incorporated herein by reference.

(10.1)                                                          $5,600,000 Term Loan Credit Agreement by and
                                                                among the Company and its subsidiaries and
                                                                PNC Bank, National Association, dated as of
                                                                March 13, 1998, together with promissory
                                                                note and representative security agreement
                                                                attendant thereto. Page 64


(10.2)                                                          Agreement of Lease between The Tilson Group
                                                                and Capitol Business Equipment, Inc. dated
                                                                May 18, 1998, regarding 711 Indiana Avenue,
                                                                Charleston, West Virginia. Page 155



(10.3)                                                          Agreement of Lease between Mildred Thompson
                                                                and Thompson's of Morgantown, Inc. dated May
                                                                28, 1998, regarding Kirk and Chestnut
                                                                Streets, Morgantown, West Virginia. Page 184



(10.4)                                                          Lease Agreement between The Equitable Life
                                                                Assurance Society of the United States and
                                                                Champion Industries, Inc., d/b/a Upton
                                                                Printing, dated October 27, 1997,



                                                                regarding 5600 Jefferson Highway, Harahan,
                                                                Louisiana. Page 199



(21)           Subsidiaries of the Registrant                   Exhibit 21                            Page 218

(23)           Consent of Ernst & Young LLP                     Exhibit 23                            Page 219

(27)           Financial Data Schedule                          Exhibit 27                            Page 220

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

                                  CHAMPION INDUSTRIES, INC.


                                  By /S/ MARSHALL T. REYNOLDS
                                    ------------------------------------------
                                    Marshall T. Reynolds
                                    President and Chief Executive Officer

                                  By /S/ DAVID B. MCCLURE
                                    ------------------------------------------
                                    David B. McClure
                                    Vice President and Chief Financial Officer


                                  Date:  January 25, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

      SIGNATURE AND TITLE                                   DATE

/S/ ROBERT H. BEYMER                                  January 25, 1999
----------------------------------------
Robert H. Beymer, Director

/S/ PHILIP E. CLINE                                   January 25, 1999
----------------------------------------
Philip E. Cline, Director

/S/ HARLEY F. MOONEY, JR.                             January 25, 1999
----------------------------------------
Harley F. Mooney, Jr., Director

/S/ TODD L. PARCHMAN                                  January 25, 1999
----------------------------------------
Todd L. Parchman, Director

/S/ A. MICHAEL PERRY                                  January 25, 1999
----------------------------------------
A. Michael Perry, Director

/S/ MARSHALL T. REYNOLDS                              January 25, 1999
----------------------------------------
Marshall T. Reynolds, Director

/S/ NEAL W. SCAGGS                                    January 25, 1999
----------------------------------------
Neal W. Scaggs, Director

/S/ GLENN W. WILCOX, SR.                              January 25, 1999
----------------------------------------
Glenn W. Wilcox, Sr., Director

                            CHAMPION INDUSTRIES, INC.

             Audited Consolidated Financial Statements and Schedule

                                October 31, 1998


CONTENTS


Report of Independent Auditors (Item 8)........................................F-2

Audited Consolidated Financial Statements and Schedule (Item 8)
 Consolidated Balance Sheets...................................................F-3
 Consolidated Income Statements................................................F-5
 Consolidated Statements of Shareholders' Equity...............................F-6
 Consolidated Statements of Cash Flows.........................................F-7
 Notes to Consolidated Financial Statements....................................F-8
 Schedule II--Valuation and Qualifying Accounts (Item 14a)....................F-20


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Champion Industries, Inc.

We have audited the accompanying consolidated balance sheets of Champion Industries, Inc. and Subsidiaries as of October 31, 1998 and 1997, and the related consolidated income statements, statements of shareholders' equity, and cash flows for each of the three years in the period ended October 31, 1998. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champion Industries, Inc. and Subsidiaries at October 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                  /s/ Ernst & Young LLP

Charleston, West Virginia
December 18, 1998

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets



                                                                              OCTOBER 31,
                                                                          1998            1997
                                                                      ----------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                            $  9,773,193    $    912,290
 Accounts receivable, net of allowance of $1,329,000 and $1,140,000     21,234,593      19,075,180
 Inventories                                                            12,760,204      11,576,651
 Property held for sale                                                       --           300,000
 Other current assets                                                      478,306         283,642
 Deferred income tax assets                                                935,004         981,619
                                                                      ----------------------------
Total current assets                                                    45,181,300      33,129,382

Property and equipment, at cost:
 Land                                                                      984,889         784,889
 Buildings and improvements                                              5,564,062       4,144,472
 Machinery and equipment                                                29,195,512      22,852,103
 Equipment under capital leases                                          2,137,400       5,720,594
 Furniture and fixtures                                                  1,943,399       1,684,275
 Vehicles                                                                2,438,462       1,914,362
                                                                      ----------------------------
                                                                        42,263,724      37,100,695
Less accumulated depreciation                                          (17,335,378)    (13,825,053)
                                                                      ----------------------------
                                                                        24,928,346      23,275,642

Cash surrender value of officers' life insurance                           935,169         921,213
Goodwill, net of accumulated amortization                                3,026,106       2,558,356
Other assets                                                               434,407         461,120
                                                                      ----------------------------
                                                                         4,395,682       3,940,689
                                                                      ----------------------------
Total assets                                                          $ 74,505,328    $ 60,345,713
                                                                      ----------------------------
                                                                      ----------------------------


                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES


                                                                                   OCTOBER 31,
                                                                               1998           1997
                                                                           -------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                          $ 3,175,743   $ 3,657,365
 Notes payable                                                                    --       2,425,000
 Accrued payroll and commissions                                             1,541,586     2,052,130
 Taxes accrued and withheld                                                    597,886       571,477
 Accrued income taxes                                                          175,202       450,027
 Accrued expenses                                                              716,582       793,848
 Current portion of long-term debt:
  Notes payable                                                              3,477,473     2,842,844
  Capital lease obligations                                                    388,954     1,401,519
                                                                           -------------------------
Total current liabilities                                                   10,073,426    14,194,210

Long-term debt, net of current portion:
 Notes payable                                                              12,966,038    11,328,588
 Capital lease obligations                                                   1,026,517     3,827,368
Deferred income tax liabilities                                              4,341,150     3,589,889
Other liabilities                                                              788,462       555,886
                                                                           -------------------------
Total liabilities                                                           29,195,593    33,495,941

Commitments and contingencies

Shareholders' equity:
 Common stock, $1 par value, 20,000,000 shares authorized;
  9,713,913 and 8,384,930 shares issued and outstanding                      9,713,913     8,384,930
 Additional paid-in capital                                                 22,242,047     7,450,328
 Retained earnings                                                          13,353,775    11,014,514
                                                                           -------------------------
Total shareholders' equity                                                  45,309,735    26,849,772
                                                                           -------------------------
Total liabilities and shareholders' equity                                 $74,505,328   $60,345,713
                                                                           -------------------------
                                                                           -------------------------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                         Consolidated Income Statements



                                                           YEAR ENDED OCTOBER 31,
                                                    1998            1997             1996
                                               ----------------------------------------------
Revenues:
 Printing                                      $ 95,002,726     $ 87,978,709      $49,242,232
 Office products and office furniture            28,058,762       20,405,929       17,114,644
                                               ----------------------------------------------
Total revenues                                  123,061,488      108,384,638       66,356,876

Cost of sales:
 Printing                                        66,699,561       59,849,596       33,014,938
 Office products and office furniture            18,615,734       13,289,403       11,076,854
                                               ----------------------------------------------
Total cost of sales                              85,315,295       73,138,999       44,091,792

Gross Profit                                     37,746,193       35,245,639       22,265,084

Selling, general and administrative expenses     29,871,573       28,079,009       16,197,359
                                               ----------------------------------------------
Income from operations                            7,874,620        7,166,630        6,067,725

Other income (expense):
 Interest income                                    244,753           20,116           25,287
 Interest expense                                (1,507,387)      (1,586,418)        (692,914)
 Other                                              241,392          737,097          223,589
                                               ----------------------------------------------
                                                 (1,021,242)        (829,205)        (444,038)
                                               ----------------------------------------------
Income before income taxes                        6,853,378        6,337,425        5,623,687
Income taxes                                     (2,702,274)      (2,570,644)      (2,251,319)
                                               ----------------------------------------------
Net income                                     $  4,151,104     $  3,766,781      $ 3,372,368
                                               ----------------------------------------------
                                               ----------------------------------------------
Earnings per share:
 Basic                                         $       0.45     $       0.45      $      0.41
 Diluted                                               0.45             0.45             0.40

Dividends paid per share                               0.20             0.19            0.152

Weighted average shares outstanding:
 Basic                                            9,142,000        8,383,000        8,324,000
 Diluted                                          9,172,000        8,441,000        8,356,000



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity




                                                      COMMON STOCK            ADDITIONAL
                                             -------------------------------   PAID-IN        RETAINED
                                                 SHARES         AMOUNT         CAPITAL        EARNINGS          TOTAL
                                              ---------------------------------------------------------------------------
Balance, October 31, 1995                      6,611,721      $6,611,721     $ 6,516,199     $ 6,665,789     $19,793,709

 Net income for 1996                                  --              --              --       3,372,368       3,372,368
 Dividends ($0.152 per share)                         --              --              --      (1,222,621)     (1,222,621)
 Stock issued in acquisition                     150,126         150,126       2,549,874              --       2,700,000
 Cash paid in lieu of fractional shares             (146)           (146)         (2,590)             --          (2,736)
 Stock split (five shares for four)            1,620,981       1,620,981      (1,620,981)             --              --
                                              ---------------------------------------------------------------------------

Balance, October 31, 1996                      8,382,682       8,382,682       7,442,502       8,815,536      24,640,720

 Net income for 1997                                  --              --              --       3,766,781       3,766,781
 Dividends ($0.19 per share)                          --              --              --      (1,567,803)     (1,567,803)
 Stock options exercised                           2,441           2,441          11,310              --          13,751
 Cash paid in lieu of fractional shares             (193)           (193)         (3,484)             --          (3,677)
                                              ---------------------------------------------------------------------------

Balance, October 31, 1997                      8,384,930       8,384,930       7,450,328      11,014,514      26,849,772

 Net income for 1998                                  --              --              --       4,151,104       4,151,104
 Dividends ($0.20 per share)                          --              --              --      (1,811,843)     (1,811,843)
 Stock issued in acquisitions                    193,397         193,397       1,564,894              --       1,758,291
 Stock options exercised                          43,593          43,593         184,274              --         227,867
 Stock offering, net of issuance expenses      1,091,993       1,091,993      13,042,551              --      14,134,544
                                              ---------------------------------------------------------------------------

Balance, October 31, 1998                      9,713,913      $9,713,913     $22,242,047     $13,353,775     $45,309,735
                                              ---------------------------------------------------------------------------
                                              ---------------------------------------------------------------------------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows



                                                                      YEAR ENDED OCTOBER 31,
                                                               1998            1997            1996
                                                           ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $ 4,151,104     $ 3,766,781     $ 3,372,368
Adjustments to reconcile net income to cash provided by
 operating activities:
 Depreciation and amortization                               3,620,925       3,179,515       2,002,480
 Gain on sales of assets                                       (52,914)       (371,041)        (23,260)
 Deferred income taxes                                         616,334         334,409         236,860
 Deferred compensation                                          56,894          82,285          92,933
 Changes in assets and liabilities:
   Accounts receivable                                        (372,128)     (1,690,650)     (1,579,298)
   Inventories                                                (489,321)     (1,758,510)        (88,812)
   Other current assets                                       (164,028)        152,345        (232,237)
   Accounts payable                                         (1,038,947)        236,195        (902,376)
   Accrued payroll                                            (628,118)        616,772        (222,450)
   Taxes accrued and withheld                                  (58,872)       (235,161)        255,134
   Accrued income taxes                                       (264,549)       (946,031)        650,031
   Deferred revenue                                         (1,059,975)             --              --
   Accrued expenses                                           (108,610)     (1,383,537)       (255,416)
                                                           ---------------------------------------------
Net cash provided by operating activities                    4,207,795       1,983,372       3,305,957

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                          (3,195,260)     (2,163,775)     (2,538,459)
Proceeds from sales of assets                                  513,282         163,103          34,745
Businesses acquired, net of cash received                    1,159,356         254,676      (1,118,792)
Increase in other assets                                        33,798        (297,364)       (137,655)
                                                           ---------------------------------------------
Net cash used in investing activities                       (1,488,824)     (2,043,360)     (3,760,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings on notes payable                  (2,758,757)      1,575,000       1,300,000
Proceeds from long-term debt                                 1,815,465       1,306,919       3,122,343
Principal payments on long-term debt                        (5,465,344)     (2,812,791)     (1,672,249)
Dividends paid                                              (1,811,843)     (1,567,803)     (1,222,621)
Proceeds from stock offering, net of issuance expenses      14,134,544              --              --
Proceeds for exercise of stock options                         227,867          13,751              --
Cash paid in lieu of fractional shares                              --          (3,677)         (2,736)
                                                           ---------------------------------------------
Net cash provided by (used in) financing activities          6,141,932      (1,488,601)      1,524,737
                                                           ---------------------------------------------
Net increase (decrease) in cash                              8,860,903      (1,548,589)      1,070,533
Cash and cash equivalents at beginning of year                 912,290       2,460,879       1,390,346
                                                           ---------------------------------------------
Cash and cash equivalents at end of year                   $ 9,773,193    $    912,290     $ 2,460,879
                                                           ---------------------------------------------
                                                           ---------------------------------------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                October 31, 1998


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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements of Champion Industries, Inc. and Subsidiaries (the "Company") include the accounts of The Chapman Printing Company, Inc., Bourque Printing, Inc., Dallas Printing Company, Inc., Stationers, Inc., Carolina Cut Sheets, Inc., U.S. Tag & Ticket Company, Inc., Donihe Graphics, Inc., Smith and Butterfield Co., Inc., The Merten Company, Interform Corporation, Blue Ridge Printing Co., Inc., CHMP Leasing, Inc., Rose City Press, Capitol Business Equipment, Inc. and Thompson's of Morgantown, Inc.

Significant intercompany transactions have been eliminated in consolidation.

CASH EQUIVALENTS

Cash and cash equivalents consist principally of cash on deposit with banks, repurchase agreements for government securities, and a money market account, all highly liquid investments, with an original maturity of three months or less. At October 31, 1998 and 1997, the Company held overnight repurchase agreements for $1,686,000 and $51,000 of Federal National Mortgage Association securities with stated interest rates of 4.07% and 4.0%. In addition, at October 31, 1998, the Company had invested $5,238,000 in a money market account with a national financial institution that earned 4.94% during October 1998.

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


    Buildings and improvements         5 - 40 years
    Machinery and equipment            5 - 10 years
    Furniture and fixtures             5 - 10 years
    Vehicles                           3 - 5 years


                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

The Company leases certain equipment under financing agreements which are classified as capital leases. These leases are for a term of five years and contain purchase options at the end of the original lease term. Amortization of assets recorded under capital lease agreements is included in depreciation expense.

Major renewals, betterments, and replacements are capitalized while maintenance and repair costs are charged to operations as incurred. Upon the sale or disposition of assets, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in income. Depreciation expense approximated $3,432,000, $3,021,000 and $1,905,000 for the years ended October 31, 1998, 1997, and 1996.

GOODWILL

The excess cost over fair value of net assets of acquired businesses, goodwill, is being amortized by the straight-line method over 10 to 30 years. The carrying value of goodwill is evaluated periodically for impairment. This evaluation includes the review of operating performance and estimated future undiscounted cash flows of the underlying businesses. Any impairment loss is recognized in the period when it is determined that the carrying value of the goodwill may not be recoverable. Accumulated amortization at October 31, 1998 and 1997, approximated $1,093,000 and $956,000. Amortization expense approximated $137,000, $132,000 and $98,000 for the years ended October 31, 1998, 1997, and
1996.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense for the years ended October 31, 1998, 1997, and 1996 approximated $650,000, $646,000, and
$378,000.

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

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The effect of dilutive stock options increased weighted average shares outstanding by 30,000, 58,000 and 32,000 for the years ended October 31, 1998, 1997, and 1996.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

2.  INVENTORIES

Inventories consisted of the following:


                                                   OCTOBER 31,
                                               1998           1997
                                           --------------------------
    Printing:
     Raw materials                         $ 3,117,249   $ 2,843,081
     Work in process                         2,112,007     2,655,231
     Finished goods                          3,621,439     2,923,560
    Office products and office furniture     3,909,509     3,154,779
                                           --------------------------
                                           $12,760,204   $11,576,651
                                           --------------------------
                                           --------------------------



3.  LONG-TERM DEBT

Long-term debt consisted of the following:


                                                                                                 OCTOBER 31,
                                                                                             1998          1997
                                                                                         --------------------------
    Unsecured term notes payable to a bank, due in monthly principal installments of $217,000 plus interest at the prime rate with the last
     note maturing April 2004                                                            $13,593,658   $11,600,431
    Installment notes payable to banks, due in monthly installments totaling
     $90,000 with interest rates approximating the bank's prime rate and the last note maturing October 2002, collateralized by equipment, vehicles,
     inventory, and accounts receivable                                                    2,141,994     2,122,215
    Unsecured installment notes payable to banks, due in monthly installments totaling $1,700, with interest rates approximating the bank's prime
     rate, with the last note maturing June 1999                                              13,133       448,786
    Mortgage note payable to a bank, due in monthly installments of $11,000, including interest at the prime rate with the note maturing November 2005,
     collateralized by real estate                                                           694,726            --
    Capital lease obligations, due in monthly installments totaling $43,000,
     including interest at the bank's prime rate through July 2002                         1,415,471     5,228,887
                                                                                         --------------------------
                                                                                          17,858,982    19,400,319
    Less current portion                                                                   3,866,427     4,244,363
                                                                                         --------------------------
    Long-term debt, net of current portion                                               $13,992,555   $15,155,956
                                                                                         --------------------------
                                                                                         --------------------------




The unsecured term note agreements contain restrictive financial covenants requiring the Company to maintain certain financial ratios.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

Maturities of long-term debt for each of the next five years follows:


                          NOTES       CAPITAL
                         PAYABLE       LEASES         TOTAL
                      ---------------------------------------
         1999         $ 3,477,473   $   388,954   $ 3,866,427
         2000           3,293,099       316,598     3,609,697
         2001           3,060,308       341,661     3,401,969
         2002           2,980,725       368,258     3,348,983
         2003           2,487,604           --      2,487,604
         Thereafter     1,144,302           --      1,144,302
                      ---------------------------------------
                      $16,443,511   $1,415,471    $17,858,982
                      ---------------------------------------
                      ---------------------------------------


The Company has unsecured revolving lines of credit with banks for borrowings to a maximum of $12,000,000 with interest payable monthly at interest rates approximating the prime rate. These lines of credit, $2,000,000 of which expires in May 1999, and $10,000,000 in January 2002, contain certain restrictive financial covenants. There were no borrowings outstanding under these facilities at October 31, 1998 and $2,000,000 outstanding at October 31, 1997.

The prime rate, the base interest rate on the above loans, approximated 8.0% and 8.5% at October 31, 1998 and 1997. Interest paid during the years ended October 31, 1998, 1997, and 1996 approximated $1,588,000, $1,511,000 and $632,000.

The Company's non-cash activities for 1998 and 1997 included equipment purchases of approximately $579,000 and $1,733,000, which were financed by a bank.

4.  EMPLOYEE BENEFIT PLANS

The Company had a Profit Sharing Plan that covered all eligible employees and qualified as a Savings Plan under Section 401(k) of the Internal Revenue Code. Effective January 1, 1998, the Profit Sharing Plan was merged into The Champion Industries, Inc. 401(k) Plan (the "Plan"). The Plan covers all eligible employees who satisfy the age and service requirements. Each participant may elect to contribute up to 15% of annual compensation, and the Company is obligated to contribute 100% of the participant's contribution not to exceed 2% of the participant's annual compensation. The Company may make discretionary contributions to the Plan. In The Company's expense under these Plans was approximately $311,000, $158,000 and $97,000 for the years ended October 31, 1998, 1997 and 1996.

The Company's 1993 Stock Option Plan provides for the granting of both incentive and non-qualified stock options to management personnel for up to 762,939 shares of the Company's common stock. The option price per share for incentive stock options shall not be lower than the fair market value of the common stock at the date of grant. The option price per share for non-qualified stock options shall be at such price as the Compensation Committee of the Board of Directors may determine at its sole discretion. All options to date

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES are incentive stock options. Exercise prices for options outstanding as of October 31, 1998, ranged from $13.12 to $18.50. Options vest immediately and may be exercised within five years from the date of grant. The weighted average remaining contractual life of those options is 2.6 years. A summary of the Company's stock option activity and related information for the years ended October 31 follows:



                                                  WEIGHTED             WEIGHTED            WEIGHTED
                                                  AVERAGE              AVERAGE             AVERAGE
                                                  EXERCISE             EXERCISE            EXERCISE
                                         1998      PRICE      1997      PRICE     1996      PRICE
                                      ---------------------------------------------------------------
Outstanding-beginning of year          179,532    $12.52     146,973   $ 11.12   100,098   $ 9.28
Granted                                 42,000     18.50      35,000     17.90    46,875    15.04
Exercised                              (43,593)     6.30      (2,441)     5.63        --       --
Forfeited                              (19,515)    11.88          --                  --       --
                                      ---------             ---------           ---------
Outstanding-end of year                158,424     15.89     179,532     12.52   146,973    11.12
                                      ---------             ---------           ---------
                                      ---------             ---------           ---------
Weighted average fair value of
 options granted during the year      $   4.51              $   4.63            $   3.62
                                      ---------             ---------           ---------
                                      ---------             ---------           ---------


The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 6.00%, 6.04% and 5.63%; dividend yields of 1.08%, 1.10% and 1.37%; volatility factors of the expected market price of the Company's common stock of 21.2%, 23.6% and 23.0%; and a weighted-average expected life of the option of 4 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Accordingly, the following pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

The following pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is expensed in the year granted since the options vest immediately. The Company's pro forma information for the years ended October 31 follows:


                                                           1998        1997        1996
                                                       -------------------------------------
    Pro forma net income                               $3,962,000   $3,605,000   $3,203,000
                                                       -------------------------------------
                                                       -------------------------------------
    Pro forma basic and diluted earnings per share          $0.43        $0.43        $0.38
                                                       -------------------------------------
                                                       -------------------------------------


The Company has deferred compensation agreements with two employees of Blue Ridge Printing Co., Inc. providing for payments totaling approximately $1,000,000 over a ten year period after retirement. The Company had accrued approximately $609,000 and $556,000 at October 31, 1998 and 1997, relating to these agreements. The amount expensed for these agreements for the years ended October 31, 1998, 1997, and 1996 approximated $53,000, $82,000, and $93,000. To assist in funding the deferred compensation agreements, the Company has invested in life insurance policies which had cash surrender values of $400,000 at October 31, 1998 and 1997.

5.  INCOME TAXES

Income taxes consisted of the following:


                                      YEAR ENDED OCTOBER 31,
                                 1998         1997           1996
                             ---------------------------------------
    Current expense:
     Federal                 $1,662,406    $1,783,878    $1,620,319
     State                      423,534       452,357       394,000
    Deferred expense            616,334       334,409       237,000
                             ---------------------------------------
                             $2,702,274    $2,570,644    $2,251,319
                             ---------------------------------------
                             ---------------------------------------


                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

Deferred tax assets and liabilities are as follows:


                                                                    OCTOBER 31,
                                                                 1998         1997
                                                             ------------------------
    Assets:
     Allowance for doubtful accounts                         $  531,611   $  455,940
     Deferred compensation                                      243,412      222,354
     Net operating loss carryforward of acquired companies      253,461      307,035
     Accrued vacation                                           207,693      217,980
     Other accrued liabilities                                  117,995      238,244
                                                             ------------------------
    Gross deferred tax assets                                 1,354,172    1,441,553

    Liabilities:
     Property and equipment                                   4,631,527    4,049,824
     Other assets                                               128,791           --
                                                             ------------------------
     Gross deferred liability                                 4,760,318    4,049,824
                                                             ------------------------
    Net deferred tax liabilities                             $3,406,146   $2,608,271
                                                             ------------------------
                                                             ------------------------



A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:


                                           YEAR ENDED OCTOBER 31,
                                            1998   1997  1996
                                            ------------------
    Statutory federal income tax rate       34%    34%    34%
    State taxes, net of federal benefit      4      5      5
    Other                                    1      2      1
                                            ------------------
    Effective tax rate                      39%    41%    40%
                                            ------------------
                                            ------------------


Income taxes paid during the years ended October 31, 1998, 1997 and 1996 approximated $2,393,000, $3,024,000 and $1,437,000.

The Company has available, for income tax purposes, net operating loss carryforwards from acquired companies of approximately $1,653,000 of which $57,000 expires in 2010, $697,000 in 2011, and $899,000 in 2012.

6.  RELATED PARTY TRANSACTIONS AND OPERATING LEASE COMMITMENTS

The Company leases operating facilities from entities controlled by its President, his family and affiliates. The terms of these leases, which are accounted for as operating leases, range from five to fifteen years.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

A summary of significant related party transactions follows:


                                                             YEAR ENDED OCTOBER 31,
                                                           1998       1997       1996
                                                         ------------------------------
    Rent expense paid to affiliated entities for
     operating facilities                                $363,000   $363,000   $363,000
    Sales of office products, office furniture and
     printing services to affiliated entities             447,000    462,000    840,000


When a new vehicle is required, the Company either purchases a new vehicle or enters into a new vehicle lease with unrelated entities. These leases are on a month-to-month basis. Other vehicle rent expense to unrelated entities totaled $231,000, $262,000 and $265,000 for the years ended October 31, 1998, 1997 and
1996.

In addition, the Company leases property and equipment from unrelated entities under operating leases. Rent expense amounted to $779,000, $489,000 and $321,000 for the years ended October 31, 1998, 1997, and 1996.

Under the terms and conditions of the above-mentioned leases, the Company pays all taxes, assessments, maintenance, repairs or replacements, utilities and insurance.

Future minimum rental commitments for all noncancelable operating leases with initial terms of one year or more consisted of the following at October 31, 1998:


    1999                           $  894,000
    2000                              710,000
    2001                              509,000
    2002                              408,000
    2003                              271,000
    Thereafter                        690,000
                                   -----------
                                   $3,482,000
                                   -----------
                                   -----------


In order to minimize premium costs, the Company participates in a self-insurance program for employee health care benefits with affiliates controlled by its President. The Company is allocated costs based on its proportionate share to provide such benefits to its employees. The Company's expense related to this program for the years ended October 31, 1998, 1997 and 1996 was approximately $2,049,000, $1,960,000 and $733,000.

7.  DEFERRED GAIN

On August 30, 1991, Stationers, Inc. sold assets of its retail bookstore consisting primarily of inventory and fixtures. The assets sold represented a separate area of Stationers' retail location and thus the transaction was considered to be a disposal of a portion of a product line incident to the evolution of its overall business.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

Stationers, Inc. unconditionally guaranteed a bank loan of the purchaser amounting to $600,000. Accordingly, the gain from the sale of $591,835 was deferred and recognized as the purchaser made payments on the purchaser's bank loan and the note receivable. In 1997, Stationers was released from this guarantee, and the remaining gain was recognized. The gain recognized for the years ended October 31, 1997 and 1996, amounted to $330,000 and $23,000.

8.  COMMITMENTS AND CONTINGENCIES

The Company is subject to the environmental laws and regulations of the United States and the states in which it operates concerning emissions into the air, discharges into the waterways and the generation, handling and disposal of waste materials. The Company's past expenditures relating to environmental compliance have not had a material effect on the Company and are included in normal operating expenses. These laws and regulations are constantly evolving, and it is impossible to predict accurately the effect they may have upon the capital expenditures, earnings, and competitive position of the Company in the future. Based upon information currently available, management believes that expenditures relating to environmental compliance will not have a material impact on the financial position of the Company.

9.  ACQUISITIONS

On May 29, 1998, the Company acquired all of the outstanding common stock of Thompson's of Morgantown, Inc. and Thompson's of Barbour County, Inc. (collectively referred to as "Thompson"), both companies doing business as Thompson's Office Furniture and Supplies of Morgantown and Philippi, West Virginia, in exchange for 45,473 shares of its common stock with a market value at the time of acquisition of $600,000.

On May 18, 1998, the Company acquired all of the outstanding common shares of Capitol Business Equipment, Inc. (Capitol), doing business as Capitol Business Interiors of Charleston, West Virginia, in exchange for 72,202 shares of its common stock with a market value at the time of acquisition of $1,000,000.

The Capitol and Thompson transactions were accounted for under the pooling of interests method. However, prior period financial statements were not restated due to the immaterial effect on Champion's consolidated financial statements. Accordingly, Capitol's and Thompson's operations are included in these consolidated financial statements since their acquisition date.

On February 2, 1998, the Company acquired all of the outstanding common stock of Rose City Press (Rose City) of Charleston, West Virginia, an office products company, in exchange for 75,722 shares of its common stock with a market value at the time of acquisition of $1,250,000. The transaction was accounted for under the purchase method and Rose City's operations are included in these consolidated financial statements since the acquisition date.

Pro forma financial information related to these acquisitions has not been presented because such information would not be materially different from amounts reported herein.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

On December 31, 1996, the Company acquired all of the outstanding common stock of Interform Corporation (Interform) in exchange for cash of $2,500,000, obtained through bank financing. This acquisition was accounted for under the purchase method. At December 31, 1996, Interform held for sale one of its former facilities which was recorded at its estimated fair value. This facility was sold in December 1997 for its estimated fair market value.

The Interform acquisition has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values at the acquisition date. The operating results of Interform are included in the Consolidated Income Statements since its acquisition date.

The following summarizes the unaudited consolidated pro forma results of operations for the year ended October 31, 1997, assuming the acquisition of Interform, accounted for under the purchase method had been consummated at the beginning of the year.


    Revenues                                          $113,710,000
    Net income                                          $3,661,000
    Diluted earnings per share                              $0.43
    Diluted weighted average shares outstanding          8,441,000



10. INDUSTRY SEGMENT INFORMATION

The Company operates principally in two industry segments: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms); and the sale of office products and office furniture including interior design services. The Company employs approximately 1,000 people, approximately 100 of whom are covered by a collective bargaining agreement which expires on May 31, 2001. The Company believes its relations with employees is satisfactory.

The Company operates entirely in the United States. Inter-segment sales are not significant and no sales to one customer represented 10% of total revenues.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

Revenues and operating income for the years ended October 31, 1998, 1997, and 1996, and identifiable assets at the end of each of those years, were as follows:


                                                     1998          1997          1996
                                                 ----------------------------------------
    Revenues:
     Printing                                    $95,002,726   $87,978,709   $49,242,232
     Office products and office furniture         28,058,762    20,405,929    17,114,644

    Operating income:
     Printing                                      5,947,416     6,065,034     4,768,676
     Office products and office furniture          1,927,204     1,101,596     1,299,049

    Depreciation and amortization:
     Printing                                      3,306,724     2,955,739     1,843,309
     Office products and office furniture            314,201       223,776       159,171

    Capital expenditures:
     Printing                                      3,048,842     1,812,896     2,375,301
     Office products and office furniture            146,418       350,879       163,158

    Identifiable assets:
     Printing                                     61,904,800    52,577,247    36,498,504
     Office products and office furniture         12,600,528     7,768,466     7,564,072


In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (Statement 131). Statement 131 establishes standards for the way public companies report information about operating segments in annual financial statements and interim financial reports. Statement 131 is effective for the Company for the year ending October 31, 1999. Management does not anticipate that the adoption of this standard will have a significant effect on the segments reported herein.


11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. The fair value of revolving credit agreements and long-term debt was estimated using discounted cash flows and it approximates their carrying value.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended October 31, 1998 and 1997.


                                   FIRST       SECOND        THIRD        FOURTH
                                  QUARTER      QUARTER      QUARTER      QUARTER
                                --------------------------------------------------
    REVENUES
     1998                       29,634,000    31,181,000   30,765,000   31,481,000
     1997                       21,116,000    29,260,000   27,454,000   30,555,000

    GROSS PROFIT
     1998                        8,366,000     9,755,000    9,168,000   10,457,000
     1997                        6,005,000    10,009,000    8,936,000   10,296,000

    NET INCOME
     1998                          797,000     1,021,000    1,021,000    1,312,000
     1997                          869,000       971,000      781,000    1,146,000

    EARNINGS PER SHARE
    Basic
     1998                              .10          .12           .11          .14
     1997                              .10          .12           .09          .14

    Diluted
     1998                              .09          .12           .11          .14
     1997                              .10          .12           .09          .14

    WEIGHTED AVERAGE SHARES
     OUTSTANDING
    Basic
     1998                        8,386,000     8,819,000    9,647,000    9,708,000
     1997                        8,382,000     8,382,000    8,384,000    8,385,000

    Diluted
     1998                        8,437,000     8,856,000    9,674,000    9,711,000
     1997                        8,439,000     8,442,000    8,437,000    8,445,000


                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                   Schedule II

                        Valuation and Qualifying Accounts

                  Years Ended October 31, 1998, 1997, and 1996


                                                            ADDITIONS
                                  BALANCE AT  BALANCES OF   CHARGED TO                    BALANCE
                                  BEGINNING    ACQUIRED     COSTS AND                     AT END
    DESCRIPTION                   OF PERIOD    COMPANIES    EXPENSES    DEDUCTIONS(1)    OF PERIOD
---------------------------------------------------------------------------------------------------
1998

Allowance for doubtful accounts   $1,139,985   $ 59,515     $274,191      (144,664)     $1,329,027

1997

Allowance for doubtful accounts      548,284    314,313      373,165       (95,777)      1,139,985

1996

Allowance for doubtful accounts      422,377         --      191,094       (65,187)        548,284


----------
(1) Uncollectible accounts written off, net of recoveries.

3.  EXHIBIT INDEX


Number         Description                                      Reference
(3)  3.1       Articles of Incorporation                        Filed as Exhibit 3.1 to Form 10-Q dated June 16,
                                                                1997, filed on June 16, 1997, incorporated herein
                                                                by reference.
     3.2       Bylaws                                           Filed as Exhibit 3.2 to Registration Statement on
                                                                Form S-1, File No. 33-54454, filed on November 10,
                                                                1992, incorporated herein by reference.

(4)            Instruments defining the rights of security      See Exhibit 3.1 above.
               holders, including debentures.

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

                                                                $12,500,000 Term Loan Credit Agreement by and among
                                                                Champion Industries, Inc. and the Banks Party
                                                                Thereto and PNC Bank, National Association, as
                                                                Agent, dated as of March 31, 1997, as amended by
                                                                Amendment No. 1 to Credit Agreement dated August 1,
                                                                1997, filed as Exhibit 10.1 to Form 10-K dated
                                                                January 29, 1998, filed January 29, 1998, is
                                                                incorporated herein by reference.

                                                                Commercial Gross Lease between M. Field Gomila et
                                                                al and Bourque


                                                                Printing dba Upton Printing dated October 29, 1997,
                                                                regarding 740 and 746 Carondolet Street, New
                                                                Orleans, Louisiana, filed as Exhibit 10.3 to Form
                                                                10-K dated January 29, 1998, filed January 29,
                                                                1998, is incorporated herein by reference.

               Executive Compensation Plans and                 Company's 1993 Stock Option Plan, effective March
               Arrangements                                     22, 1994, filed as Exhibit 10.14 to Form 10-K dated
                                                                January 27, 1994, filed January 31, 1994, is
                                                                incorporated herein by reference.

                                                                Deferred Compensation Agreement dated July 1, 1993
                                                                between Blue Ridge Printing Co., Inc. and Glenn W.
                                                                Wilcox, Sr., filed as Exhibit 10.4 to Form 10-K
                                                                dated January 29, 1998, filed January 29, 1998, is
                                                                incorporated herein by reference.

                                                                Split Dollar Life Insurance Agreement dated July 1,
                                                                1993 between Blue Ridge Printing Co., Inc. and
                                                                Glenn W. Wilcox, Sr., filed as Exhibit 10.5 to Form
                                                                10-K dated January 29, 1998, filed January 29,
                                                                1998, is incorporated herein by reference.

(10.1)                                                          $5,600,000 Term Loan Credit Agreement by and among
                                                                the Company and its subsidiaries and PNC Bank,
                                                                National Association, dated as of March 13, 1998,
                                                                together with promissory note and representative
                                                                security agreement attendant thereto.
                                                                                                      Page 64

(10.2)                                                          Agreement of Lease between The Tilson Group and
                                                                Capitol Business Equipment, Inc. dated May 18,
                                                                1998, regarding 711 Indiana Avenue, Charleston,
                                                                West Virginia.


                                                                                                     Page 155

(10.3)                                                          Agreement of Lease between Mildred Thompson and
                                                                Thompson's of Morgantown, Inc. dated May 28, 1998,
                                                                regarding Kirk and Chestnut Streets, Morgantown,
                                                                West Virginia.
                                                                                                     Page 184

(10.4)                                                          Lease Agreement between The Equitable Life
                                                                Assurance Society of the United States and Champion
                                                                Industries, Inc., d/b/a Upton Printing, dated
                                                                October 27, 1997, regarding 5600 Jefferson Highway,
                                                                Harahan, Louisiana.

                                                                                                     Page 199

(21)           Subsidiaries of the Registrant                   Exhibit 21                           Page 218

(23)           Consent of Ernst & Young LLP                     Exhibit 23                           Page 219

(27)           Financial Data Schedule                          Exhibit 27                           Page 220
