Form 10-Q
period 1999-01-31
CHAMPION INDUSTRIES INC
filed 1999-03-16
CIK 19149

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period              Commission File No. 0-21084
        ended January 31, 1999

                               -------------------


                            CHAMPION INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           West Virginia                                55-0717455
  (State or other jurisdiction of                      (IRS Employer
   Incorporation or Organization)                    Identification No.)

                                     Route 2
                              Kyle Industrial Park
                                 Industrial Lane
                                 P. O. Box 2968
                         Huntington, West Virginia 25728
                    (Address of principal executives offices)
                                   (Zip Code)


                                 (304) 528-2700
                         (Registrant's telephone number,
                              including area code)

                               -------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     9,713,913 shares of common stock of the Registrant were outstanding at January 31, 1999.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                       PAGE NO.
Part I.   Financial Information

   Item 1.  Financial Statements

        Consolidated Balance Sheets.......................................................2

        Consolidated Income Statements....................................................4

        Consolidated Statements of Cash Flows.............................................5

        Notes to the Consolidated Financial Statements....................................6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................................9

Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K.............................................15

Signatures...............................................................................15

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Unaudited)

                                     ASSETS


                                                                                            JANUARY 31,        OCTOBER 31,
                                                                                               1999                1998
                                                                                      --------------------------------------
Current assets:
   Cash and cash equivalents                                                               $  9,289,513       $  9,773,193
   Accounts receivable, net of allowance of $1,239,000 and $1,329,000                        19,626,799         21,234,593
   Inventories                                                                               13,523,943         12,760,204
   Other current assets                                                                         751,351            478,306
   Deferred income tax assets                                                                   935,004            935,004
                                                                                      --------------------------------------
         Total current assets                                                                44,126,610         45,181,300

Property and equipment, at cost:
   Land                                                                                         984,889            984,889
   Buildings and improvements                                                                 5,696,745          5,564,062
   Machinery and equipment                                                                   30,169,118         29,195,512
   Equipment under capital leases                                                             1,600,000          2,137,400
   Furniture and fixtures                                                                     2,062,402          1,943,399
   Vehicles                                                                                   2,503,686          2,438,462
                                                                                      --------------------------------------
                                                                                             43,016,840         42,263,724
   Less accumulated depreciation                                                            (18,171,514)       (17,335,378)
                                                                                      --------------------------------------
                                                                                             24,845,326         24,928,346

Cash surrender value of officers' life insurance                                                988,893            935,169
Goodwill, net of accumulated amortization                                                     2,987,305          3,026,106
Other assets                                                                                    368,639            434,407
                                                                                      --------------------------------------
                                                                                              4,344,837          4,395,682
                                                                                      --------------------------------------
         Total assets                                                                       $73,316,773        $74,505,328
                                                                                      --------------------------------------
                                                                                      --------------------------------------





            See notes to unaudited consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (Unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                           JANUARY 31,         OCTOBER 31,
                                                                                              1999                1998
                                                                                      --------------------------------------
Current liabilities:
   Accounts payable                                                                        $  3,028,395       $  3,175,743
   Accrued payroll                                                                            1,578,414          1,541,586
   Taxes accrued and withheld                                                                   473,549            597,886
   Accrued income taxes                                                                         508,052            175,202
   Accrued expenses                                                                             683,194            716,582
   Current portion of long-term debt:
     Notes payable                                                                            3,537,460          3,477,473
     Capital lease obligations                                                                  326,682            388,954
                                                                                      --------------------------------------
         Total current liabilities                                                           10,135,746         10,073,426

Long-term debt, net of current portion:
   Notes payable                                                                             11,443,770         12,966,038
   Capital lease obligations                                                                    923,717          1,026,517
Deferred income tax liability                                                                 4,341,150          4,341,150
Other liabilities                                                                               793,182            788,462
                                                                                      --------------------------------------
         Total liabilities                                                                   27,637,565         29,195,593

Commitments and contingencies

Shareholders' equity:
   Common stock, $1 par value, 20,000,000 shares authorized;
     9,713,913 shares issued and outstanding                                                  9,713,913          9,713,913
   Additional paid-in capital                                                                22,242,047         22,242,047
   Retained earnings                                                                         13,723,248         13,353,775
                                                                                      --------------------------------------
         Total shareholders' equity                                                          45,679,208         45,309,735
                                                                                      --------------------------------------
                                                                                      --------------------------------------
         Total liabilities and shareholders' equity                                         $73,316,773        $74,505,328
                                                                                      --------------------------------------
                                                                                      --------------------------------------


            See notes to unaudited consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                         Consolidated Income Statements
                                   (Unaudited)

                                                                                                 THREE MONTHS ENDED
                                                                                                      JANUARY 31,
                                                                                               1999                1998
                                                                                      --------------------------------------
Revenues:
   Printing                                                                                 $21,911,733        $23,955,963
   Office products and office furniture                                                       7,318,733          5,678,515
                                                                                      --------------------------------------
         Total revenues                                                                      29,230,466         29,634,478

Cost of sales:
   Printing                                                                                  15,706,372         17,508,471
   Office products and office furniture                                                       4,902,808          3,759,136
                                                                                      --------------------------------------
         Total cost of sales                                                                 20,609,180         21,267,607
                                                                                      --------------------------------------

Gross Profit                                                                                  8,621,286          8,366,871

Selling, general and administrative expenses                                                  6,892,499          6,662,752
                                                                                      --------------------------------------

         Income from operations                                                               1,728,787          1,704,119

Other income (expense):
   Interest income                                                                               58,169                157
   Interest expense                                                                            (367,884)          (427,415)
   Other                                                                                         27,335            110,208
                                                                                      --------------------------------------
                                                                                               (282,380)          (317,050)
                                                                                      --------------------------------------

Income before income taxes                                                                    1,446,407          1,387,069
Income taxes                                                                                   (591,239)          (589,691)
                                                                                      --------------------------------------
         Net income                                                                        $    855,168       $    797,378
                                                                                      --------------------------------------
                                                                                      --------------------------------------
Earnings per share:
   Basic                                                                                          $0.09              $0.10
   Diluted                                                                                         0.09               0.09

Dividends per share                                                                                0.05               0.05

Weighted average shares outstanding:
   Basic                                                                                      9,714,000          8,386,000
   Diluted                                                                                    9,714,000          8,437,000




            See notes to unaudited consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                   THREE MONTHS ENDED
                                                                                                        JANUARY 31,
                                                                                                  1999              1998
                                                                                        ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                   $   855,168       $   797,377
Adjustments to reconcile net income to cash provided
   by operating activities:
     Depreciation and amortization                                                               957,579           786,597
     Loss (gain) on sale of property                                                               1,106           (39,000)
     Other                                                                                         4,719            13,161
     Changes in assets and liabilities:
       Accounts receivable                                                                     1,607,794           440,199
       Inventories                                                                              (763,739)         (150,889)
       Other current assets                                                                     (273,044)         (217,629)
       Accounts payable                                                                         (147,348)       (1,233,467)
       Accrued payroll                                                                            36,828          (320,832)
       Taxes accrued and withheld                                                               (124,337)          (24,090)
       Accrued income taxes                                                                      332,850            28,191
       Accrued expenses                                                                          (33,388)           25,538
                                                                                        ------------------------------------
Net cash provided by operating activities                                                      2,454,188           105,156

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                              (878,237)         (596,101)
Proceeds from sales of assets                                                                    197,388           339,000
Increase in cash surrender value of officer's life insurance                                     (53,724)          (51,211)
Decrease in other assets                                                                          52,380            57,084
                                                                                        ------------------------------------
Net cash used in investing activities                                                           (682,193)         (251,228)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on notes payable                                                                       --           475,000
Proceeds from long-term debt and capital leases                                                   23,160           104,000
Principal payments on long-term debt and capital leases                                       (1,793,140)       (1,052,093)
Proceeds from exercise of stock options                                                               --            49,115
Dividends paid                                                                                  (485,695)         (419,247)
                                                                                        ------------------------------------
Net cash used in financing activities                                                         (2,255,675)         (843,225)
                                                                                        ------------------------------------
Net decrease in cash                                                                            (483,680)         (989,297)
Cash and cash equivalents, beginning of period                                                 9,773,193           912,290
                                                                                        ------------------------------------
Cash and cash equivalents, end of period                                                      $9,289,513      $    (77,007)
                                                                                        ------------------------------------
                                                                                        ------------------------------------



            See notes to unaudited consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND BUSINESS OPERATIONS

The foregoing financial information has been prepared in accordance with generally accepted accounting principles and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 1998, and related notes thereto contained in Champion Industries, Inc.'s Form 10-K dated January 29, 1999. The accompanying interim financial information is unaudited.

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


2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The effect of dilutive stock options increased weighted average shares outstanding by 51,000 for the three months ended January 31, 1998. Stock options outstanding for the three months ended January 31, 1999, were anti-dilutive.

3. INVENTORIES

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

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CON'T)

3. INVENTORIES (CONTINUED)

Inventories consisted of the following:

                                                       JANUARY 31,          October 31,
                                                          1999                 1998
                                                  -------------------- --------------------
    Printing:
      Raw materials                                   $ 3,376,375         $  3,117,249
      Work in process                                   2,287,570            2,112,007
      Finished goods                                    3,922,476            3,621,439
    Office products and office furniture                3,937,522            3,909,509
                                                  -------------------- --------------------
                                                      $13,523,943         $ 12,760,204
                                                  -------------------- --------------------
                                                  -------------------- --------------------

4. LONG-TERM DEBT

Long-term debt consisted of the following:

                                                       JANUARY 31,          October 31,
                                                          1999                 1998
                                                  -------------------- -------------------

    Unsecured term note payable                       $12,200,028         $ 13,593,658
    Installment notes payable to banks                  2,092,646            2,141,994
    Unsecured installment notes payable to banks            9,849               13,133
    Mortgage note payable to a bank                       678,707              694,726
    Capital lease obligations                           1,250,399            1,415,471
                                                  -----------------------------------------
                                                       16,231,629           17,858,982
    Less current portion                                3,864,142            3,866,427
                                                  -----------------------------------------
    Long-term debt, net of current portion            $12,367,487         $ 13,992,555
                                                  -----------------------------------------
                                                  -----------------------------------------


The Company has unsecured revolving lines of credit with banks for borrowings to a maximum of $12,000,000 with interest payable monthly at interest rates approximating the prime rate. These lines of credit, $2,000,000 of which expires in May 1999, and $10,000,000 in January 2002, contain certain restrictive financial covenants. There were no borrowings outstanding under these facilities at January 31, 1999.

5. SHAREHOLDERS' EQUITY

In April 1998, the Company completed an offering of 1,091,993 common shares. The shares were sold at $14.50 per share before underwriting discounts and commissions of $1.015 per share. The net proceeds (net of underwriting discounts, commissions and offering expenses) to the Company from this offering approximated $14.1 million. The net proceeds from the offering will be used by the Company for debt reduction, working capital and general corporate purposes, including the continuation of the Company's acquisition program.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CON'T)

The Company declared a dividend of five cents per share to be paid on March 29, 1999, to stockholders of record on March 12, 1999.

6. ACQUISITIONS


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


7. NEW ACCOUNTING PRONOUNCEMENTS

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

                                                                     THREE MONTHS ENDED JANUARY 31,
                                                                     1999                       1998
                                                         -------------------------------------------------------
                                                                              ($ IN THOUSANDS)
Revenues:
   Printing                                                  $21,912      75.0%         $23,956      80.8%
   Office products and office furniture                        7,318      25.0            5,678      19.2
                                                         -------------------------------------------------------
         Total revenues                                       29,230     100.0           29,634     100.0

Cost of sales:
   Printing                                                   15,706      53.7           17,508      59.1
   Office products and office furniture                        4,903      16.8            3,759      12.7
                                                         -------------------------------------------------------
         Total cost of sales                                  20,609      70.5           21,267      71.8
                                                         -------------------------------------------------------
Gross Profit                                                   8,621      29.5            8,367      28.2
Selling, general and administrative expense                    6,892      23.6            6,663      22.5
                                                         -------------------------------------------------------
Income from operations                                         1,729       5.9            1,704       5.7

Other income (expense):
   Interest income                                                58       0.2                0       0.0
   Interest expense                                             (368)     (1.3)            (427)     (1.4)
   Other income                                                   27       0.1              110       0.4
                                                         -------------------------------------------------------
Income before income taxes                                     1,446       4.9            1,387       4.7
Income taxes                                                    (591)     (2.0)            (590)     (2.0)
                                                         -------------------------------------------------------
         Net income                                         $    855       2.9%        $    797       2.7%
                                                         -------------------------------------------------------
                                                         -------------------------------------------------------



THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998

REVENUES

Total revenues decreased 1.4% in the first quarter of 1999 to $29.2 million from $29.6 million in the first quarter of 1998. Printing revenue decreased 8.5% in the first quarter of 1999 to $21.9 million from $24.0 million in the first quarter of 1998. The first quarter of each fiscal year is usually the softest quarter due to the holiday seasons. The Company experienced a softer than normal printing market during the first quarter of 1999 in most of the markets it served. Management does not expect this situation to continue during the remaining three quarters of 1999. Office products and office furniture revenue increased 28.9% in the first quarter of 1999 to $7.3 million from $5.7 million in the first quarter of 1998. The increase in office products and office furniture revenue was primarily due to the 1998 acquisitions of Rose City Press of Charleston, West Virginia in February 1998, Capitol Business Interiors of Charleston, West Virginia in May 1998, and Thompson's of Morgantown in May 1998. In addition, the Company's office products and office furniture division (Stationers) introduced an electronic catalog called "Champ" in early 1998. This tool allows Stationers to compete more effectively by offering our customers another choice of how they can shop and order products. By April 1, 1999, the Company's office products and office furniture catalog will reside on the Company's website, making it even easier to order office products and office furniture. In addition, the Company is in the process of including the ability to order forms printing on the website. Management anticipates that the ability to order forms printing on the Company's website will be available by the fourth quarter of 1999.


COST OF SALES

Total cost of sales decreased 3.1% in the first quarter of 1999 to $20.6 million from $21.3 million in the first quarter of 1998. Printing cost of sales decreased 10.3% in the first quarter of 1999 to $15.7 million from $17.5 million in the first quarter of 1998, due primarily to lower sales volume and certain divisions replacing lower margin work with higher margin products. Office products and office furniture cost of sales increased 30.4% in the first quarter of 1999 to $4.9 million from $3.8 million in the first quarter of 1998, primarily due to the 1998 acquisitions noted above. The decrease in gross profit for the office products and office furniture operating segment is primarily due to the inclusion of Capitol Business Interiors in the 1999 results. Capitol Business Interiors is a full service interior design firm that operates at a slightly lower gross profit margin than the core office products and office furniture companies.

OPERATING EXPENSES AND INCOME

Selling, general and administrative expenses increased as a percentage of revenues in the first quarter of 1999 to 23.6% from 22.5% in the first quarter of 1998 due to increased overhead costs associated with the 1998 acquisitions noted above and the decrease in overall sales. Income from operations increased 1.5% in the first quarter of 1999 to $1.73 million from $1.70 million in the first quarter of 1998. Income from operations as a percentage of revenues increased slightly in 1999 compared to 1998 due to the improvement in gross profit as discussed above.

OTHER INCOME/EXPENSE

Interest income increased $58,000 as a result of investing the remaining proceeds from the Company's April 1998 common stock offering in a money market account. Interest expense decreased $59,000 to $368,000 in the first quarter of 1999 from $427,000 in the first quarter of 1998 as a result of a decrease in long term debt and overall interest rates. Other income decreased from $110,000 in the first quarter of 1998 to $27,000 in the first quarter of 1999 due primarily to a one-time gain from the disposal of assets in the first quarter of 1998.

INCOME TAXES

Income taxes as a percentage of income before income taxes decreased slightly from 42.5% in the first quarter of 1998 to 40.9% in the first quarter of 1999 as a result of tax attributes associated with acquired businesses. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

NET INCOME

Net income for the first quarter of 1999 increased 7.3% to $855,000 from $797,000 in the first quarter of 1998. Diluted earnings per share in the first quarter of 1999 and 1998 were $0.09. Diluted earnings per share remained the same as a result of the additional shares issued in the April 1998 stock offering discussed below.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 1999, the Company had $9.3 million of cash and cash equivalents and working capital of $34 million which approximated the amounts available at October 31, 1998. In April 1998, the Company completed an offering of 1,091,993 common shares. The net proceeds (net of underwriting discounts, commissions and offering expenses) to the Company from the April 1998 offering approximated $14.1 million. Approximately $6.7 million of the net proceeds has been used to reduce long-term debt through January 31, 1999. The remaining proceeds from the April 1998 stock offering are invested in a money market account with a national financial institution. It is management's intention to maintain these funds in a highly liquid money market account to be used for further debt reduction, working capital and general purposes, including the continuation of the Company's acquisition program.

Management is in the process of implementing a corporate-wide cash management program that should provide better access to daily cash flow. This program is expected to be in place by the second quarter of fiscal year 1999. Once the program is implemented, management believes it will be in a position to better utilize available cash and cash equivalents and cash flows from operations to further reduce long-term debt.

Net cash provided by operating activities for the three months ended January 31, 1999, was $2.5 million compared to $105,000 for the same period in 1998. This increase in cash provided by operating activities resulted from the growth in net income, improved collection of accounts receivable, and timing of payments of income taxes, but was partially offset by the increase in inventories and other current assets.

The Company continues to make significant investments in equipment. Capital expenditures for the three months ended January 31, 1999, were $878,000 versus the $596,000 expended in the first quarter of 1998. Management plans to continue making such investments and expects total capital expenditures to approximate $3.5 million in 1999.

Net cash used in financing activities for the three months ended January 31, 1999, was ($2.3) million compared to ($0.8) million during the same period in 1998. This increase in cash used in financing activities is primarily a result of a decline in new borrowings and additional payments on long term debt of approximately $700,000.


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

INFORMATION SYSTEMS AND YEAR 2000 ASSESSMENT UPDATE

Management has in place a Company-wide program to assess the need to modify or replace portions or all of its information systems to maintain its competitiveness and enable the proper processing of transactions relating to the Year 2000 and beyond. Management has made the decision to purchase and implement a new information system for the printing divisions. This new system is an enterprise-wide system encompassing sales, purchasing, production, and financial reporting. Implementation is expected to begin in April 1999 and take approximately two years. There are four printing systems currently in use that are not Year 2000 compliant. These systems will be converted first and are expected to be operational by September 30, 1999. In the event that these non-compliant systems are not converted by December 31, 1999, the systems can be converted to the Company's core printing software, that is Year 2000 compliant, within a short timeframe of one to two months. It is anticipated that the new system will cost approximately $800,000 ($500,000 related to software and training and $300,000 of hardware costs). Approximately $600,000 of these estimated costs will be capitalized and amortized against income over a period of five years. It is the opinion of management that the cost of converting the printing divisions to a new information system and the annual amortization thereof will not materially impact results of operations or financial condition. There are a number of risks in implementing a new system, including the complexity of the conversion process and the new systems themselves, the converting of business data from the old system to the new system, and the need for comprehensive employee training on the new information systems. There can be no assurance that this process will not have a material adverse effect on the Company's business and operating results.

Based on its assessment of the information currently available, management has determined that the office products and office furniture division information system is Year 2000 compliant. Once the new information system is implemented in all of the printing divisions, a program will be initiated to assess the benefits of having all operating segments under one financial management information system.

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

                                           CHAMPION INDUSTRIES, INC.


Date:   March 12, 1999            /s/ Marshall T. Reynolds
                                 -----------------------------------------
                                      Marshall T. Reynolds
                                      President and Chief Executive Officer


Date:   March 12, 1999            /s/ David B. McClure
                                  -----------------------------------------
                                      David B. McClure
                                      Vice President and Chief Financial Officer