Form 10-Q
period 1999-04-30
CHAMPION INDUSTRIES INC
filed 1999-06-11
CIK 19149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 1999        Commission File No. 0-21084


                      ------------------------------------


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


                       ----------------------------------


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

      9,713,913 shares of common stock of the Registrant were outstanding at April 30, 1999.

                            CHAMPION INDUSTRIES, INC.

                                      INDEX

                                                                                               PAGE NO.
Part I.    Financial Information

      Item 1.    Financial Statements

           Consolidated Balance Sheets............................................................2

           Consolidated Income Statements.........................................................4

           Consolidated Statements of Cash Flows..................................................5

           Notes to Consolidated Financial Statements.............................................6

      Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .......................................................9



Part II.   Other Information

      Item 2.    Changes in Securities...........................................................16

      Item 4.    Submission of Matters to a Vote of Security Holders.............................16

      Item 6.    Exhibits and Reports on Form 8-K................................................16


Signatures.......................................................................................17

Exhibit Index....................................................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



ASSETS                                                                                      APRIL 30,        OCTOBER 31,
                                                                                              1999               1998
                                                                                        ------------------------------------
Current assets:
   Cash and cash equivalents                                                                 $ 7,374,822        $ 9,773,193
   Accounts receivable, net of allowance of $1,414,000 and $1,329,000                         19,794,357         21,234,593
   Inventories                                                                                13,590,993         12,760,204
   Other current assets                                                                          992,753            478,306
   Deferred income tax assets                                                                    935,004            935,004
                                                                                        ------------------------------------
       Total current assets                                                                   42,687,929         45,181,300


Property and equipment, at cost:
   Land                                                                                          984,889            984,889
   Buildings and improvements                                                                  6,002,703          5,564,062
   Machinery and equipment                                                                    31,360,148         29,195,512
   Equipment under capital leases                                                              1,600,000          2,137,400
   Furniture and fixtures                                                                      2,079,502          1,943,399
   Vehicles                                                                                    2,550,318          2,438,462
                                                                                        ------------------------------------
                                                                                              44,577,560         42,263,724
         Less accumulated depreciation                                                       (19,009,202)       (17,335,378)
                                                                                        ------------------------------------
                                                                                              25,568,358         24,928,346

Cash surrender value of officers' life insurance                                                 945,969            935,169
Goodwill, net of accumulated amortization                                                      2,948,504          3,026,106
Other assets                                                                                     386,786            434,407
                                                                                        ------------------------------------
                                                                                               4,281,259          4,395,682
                                                                                        ------------------------------------
         Total assets                                                                        $72,537,546        $74,505,328
                                                                                        ------------------------------------
                                                                                        ------------------------------------



                 See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                   (Unaudited)




LIABILITIES AND SHAREHOLDERS' EQUITY                                                        APRIL 30,        OCTOBER 31,
                                                                                              1999               1998
                                                                                        ------------------------------------
Current liabilities:
   Accounts payable                                                                           $2,443,770         $3,175,743
   Accrued payroll                                                                             1,683,896          1,541,586
   Taxes accrued and withheld                                                                    682,980            597,886
   Accrued income taxes                                                                          292,579            175,202
   Accrued expenses                                                                              515,606            716,582
   Current portion of long-term debt:
     Notes payable                                                                             3,529,978          3,477,473
     Capital lease obligations                                                                   326,682            388,954
                                                                                        ------------------------------------
         Total current liabilities                                                             9,475,491         10,073,426

Long-term debt, net of current portion:
   Notes payable                                                                              10,743,683         12,966,038
   Capital lease obligations                                                                     849,578          1,026,517
Deferred income tax liability                                                                  4,341,150          4,341,150
Other liabilities                                                                                797,807            788,462
                                                                                        ------------------------------------
         Total liabilities                                                                    26,207,709         29,195,593

Shareholders' equity:
   Common stock, $1 par value, 20,000,000 shares authorized;
     9,713,913 shares issued and outstanding                                                   9,713,913          9,713,913
   Additional paid-in capital                                                                 22,242,047         22,242,047
   Retained earnings                                                                          14,373,877         13,353,775
                                                                                        ------------------------------------
Total shareholders' equity                                                                    46,329,837         45,309,735
                                                                                        ------------------------------------
         Total liabilities and shareholders' equity                                          $72,537,546        $74,505,328
                                                                                        ------------------------------------
                                                                                        ------------------------------------




                See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                                             Three Months Ended                    Six Months Ended
                                                                  April 30,                             April 30,
                                                           1999               1998              1999               1998
                                                   ---------------------------------------------------------------------------
Revenues:
   Printing                                             $24,016,130        $24,292,336       $45,927,863        $48,248,299
   Office products and office furniture                   6,858,145          6,889,070        14,176,878         12,567,585
                                                   ---------------------------------------------------------------------------
         Total revenues                                  30,874,275         31,181,406        60,104,741         60,815,884

Cost of sales:
   Printing                                              16,598,910         16,755,577        32,305,283         34,264,048
   Office products and office furniture                   4,467,978          4,670,561         9,370,786          8,429,698
                                                   ---------------------------------------------------------------------------
         Total cost of sales                             21,066,888         21,426,138        41,676,069         42,693,746
                                                   ---------------------------------------------------------------------------
Gross profit                                              9,807,387          9,755,268        18,428,672         18,122,138

Selling, general and administrative expenses
                                                          7,698,332          7,665,052        14,590,831         14,327,804
                                                   ---------------------------------------------------------------------------
Income from operations                                    2,109,055          2,090,216         3,837,841          3,794,334

Other income (expense):
   Interest income                                           32,828             41,769            90,996             41,926
   Interest expense                                        (306,610)          (436,075)         (674,493)          (863,490)
   Other                                                     39,352             50,784            66,687            160,992
                                                   ---------------------------------------------------------------------------
                                                           (234,430)          (343,522)         (516,810)          (660,572)
                                                   ---------------------------------------------------------------------------
Income before income taxes                                1,874,625          1,746,694         3,321,031          3,133,762
   Income taxes                                            (738,299)          (725,831)       (1,329,538)        (1,315,522)
                                                   ---------------------------------------------------------------------------
Net income                                              $ 1,136,326       $  1,020,863        $1,991,493       $  1,818,240
                                                   ---------------------------------------------------------------------------
                                                   ---------------------------------------------------------------------------

Earnings per share
   Basic                                                  $0.12              $0.12             $0.21              $0.21
                                                   ---------------------------------------------------------------------------
                                                   ---------------------------------------------------------------------------
   Diluted                                                 0.12               0.12              0.21               0.21
                                                   ---------------------------------------------------------------------------
                                                   ---------------------------------------------------------------------------

Weighted average shares outstanding:
                                                   ---------------------------------------------------------------------------
   Basic                                                  9,714,000          8,819,000         9,714,000          8,599,000
                                                   ---------------------------------------------------------------------------
                                                   ---------------------------------------------------------------------------
   Diluted                                                9,714,000          8,856,000         9,714,000          8,643,000
                                                   ---------------------------------------------------------------------------
                                                   ---------------------------------------------------------------------------
Dividends per share                                       $0.05              $0.05             $0.10              $0.10
                                                   ---------------------------------------------------------------------------
                                                   ---------------------------------------------------------------------------



                See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                              SIX MONTHS ENDED APRIL 30,
                                                                                               1999                1998
                                                                                        ---------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                    $1,991,493        $  1,818,240
Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                                                             1,892,738           1,755,649
     Loss (gain) on sales of assets                                                                2,148              (7,396)
     Other                                                                                       (10,800)             42,270
     Changes in assets and liabilities:
       Accounts receivable                                                                     1,440,236           1,901,477
       Inventories                                                                              (830,789)         (1,143,351)
       Other current assets                                                                     (514,447)           (174,471)
       Accounts payable                                                                         (731,973)         (1,191,019)
       Accrued payroll                                                                           142,311            (305,102)
       Taxes accrued and withheld                                                                 85,094              61,321
       Accrued income taxes                                                                      117,377             858,007
       Accrued expenses                                                                         (200,976)           (608,122)
                                                                                        ---------------------------------------
Net cash provided by operations                                                                3,382,412           3,007,503

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                           (2,244,996)         (1,640,548)
Proceeds from sales of property                                                                   64,804             339,000
Business acquisitions, net of cash received                                                           --             985,123
Other assets                                                                                      43,578              47,545
                                                                                        ---------------------------------------
Net cash used in investing activities                                                         (2,136,614)           (268,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on notes payable                                                                         --          (2,425,000)
Proceeds from term debt and leases                                                                45,615           1,781,507
Principal payments on long-term debt                                                          (2,718,393)         (3,306,028)
Proceeds from stock offering, net of issuance expenses                                                --          14,134,544
Proceeds from exercise of stock options                                                               --              49,117
Dividends paid                                                                                  (971,391)           (842,455)
                                                                                        ---------------------------------------
Net cash (used in) provided by financing activities                                           (3,644,169)          9,391,685
                                                                                        ---------------------------------------
Net (decrease) increase in cash                                                               (2,398,371)         12,130,308
Cash and cash equivalents, beginning of period                                                 9,773,193             912,290
                                                                                        ---------------------------------------
Cash and cash equivalents, end of period                                                      $7,374,822         $13,042,598
                                                                                        ---------------------------------------
                                                                                        ---------------------------------------




                See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 APRIL 30, 1999


1. BASIS OF PRESENTATION AND BUSINESS OPERATIONS

The foregoing financial information has been prepared in accordance with generally accepted accounting principles and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 1998, and related notes thereto contained in the Champion Industries, Inc.'s Form 10-K dated January 29, 1999. The accompanying interim financial information is unaudited.

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


2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The effect of dilutive stock options increased weighted average shares outstanding by 37,000 for the three months ended April 30, 1998, and 44,000 for the six months ended April 30, 1998. Stock options outstanding for the three months and six months ended April 30, 1999, were anti-dilutive.

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

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

3. INVENTORIES (CONTINUED)

Inventories consisted of the following:

                                                              April 30,            October 31,
                                                                 1999                 1998
                                                        -------------------- --------------------
         Printing:
            Raw materials                                    $  3,406,454         $  3,117,249
            Work in process                                     2,307,950            2,112,007
            Finished goods                                      3,957,420            3,621,439
         Office products and office furniture                   3,919,169            3,909,509
                                                        -------------------- --------------------
                                                              $13,590,993          $12,760,204
                                                        -------------------- --------------------
                                                        -------------------- --------------------


4. LONG-TERM DEBT

Long-term debt consisted of the following:

                                                              APRIL 30,           October 31,
                                                                1999                 1998
                                                         -------------------- -------------------

     Unsecured term note payable                               $11,605,887           $13,593,658
     Installment notes payable to banks                          1,995,716             2,141,994
     Unsecured installment notes payable to banks                    3,283                13,133
     Mortgage note payable to a bank                               668,775               694,726
     Capital lease obligations                                   1,176,260             1,415,471
                                                         -----------------------------------------
                                                                15,449,921            17,858,982
     Less current portion                                        3,856,660             3,866,427
                                                         -----------------------------------------
     Long-term debt, net of current portion                    $11,593,261           $13,992,555
                                                         -----------------------------------------
                                                         -----------------------------------------


The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at an interest rate approximating the prime rate. This line of credit expires in April 2002 and contains certain restrictive financial covenants. There were no borrowings outstanding under this facility at April 30, 1999.

5. SHAREHOLDERS' EQUITY

In April 1998, the Company completed an offering of 1,091,993 common shares. The shares were sold at $14.50 per share before underwriting discounts and commissions of $1.015 per share. The net proceeds (net of underwriting discounts, commissions and offering expenses) to the Company from this

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

5. SHAREHOLDERS' EQUITY (CONTINUED)

offering approximated $14.1 million. The net proceeds from the offering have been and will continue to be used by the Company for debt reduction, working capital and general corporate purposes.

The Company declared a dividend of five cents per share to be paid on June 28, 1999, to stockholders of record on June 10, 1999.

6. ACQUISITIONS


On February 2, 1998, the Company acquired all of the issued and outstanding common stock of Rose City Press of Charleston, West Virginia, an office products company, in exchange for 75,722 shares of its common stock with a market value at the time of acquisition of $1,250,000. The transaction was accounted for under the purchase method. Pro forma financial information related to this acquisition has not been presented because such information would not be materially different than that reported herein.

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

Pro forma financial information related to these acquisitions has not been presented because such information would not be materially different than that reported herein.

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

The Company intends to continue its strategy of aggressively increasing its market share in areas it currently serves and expanding into new markets through acquisitions. The Company believes the printing and office products industries are highly fragmented and that it is well positioned to acquire desirable businesses in existing market areas, contiguous geographical regions, and new geographical markets. The consolidated financial statements, results of operations, and cash flows could be materially impacted depending on the timing and magnitude of acquisitions.

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

The Company's operating costs consist of selling, general and administrative expenses. These costs include salaries and wages for sales, customer service, accounting, administrative and executive personnel, employee benefits, sales commissions, rent, utilities, and equipment maintenance.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information derived from the Consolidated Income Statements as a percentage of total revenues.

                                                                         Percentage of Total Revenues
                                                           Three Months Ended                    Six Months Ended
                                                                APRIL 30,                            APRIL 30,
                                                         1999               1998              1999               1998
                                                   -------------------------------------------------------------------------
Revenues:
   Printing                                              77.8%              77.9%              76.4%              79.3%
   Office products and office furniture                  22.2               22.1               23.6               20.7
                                                   -------------------------------------------------------------------------
         Total revenues                                 100.0              100.0              100.0              100.0

Cost of sales:
   Printing                                              53.8               53.7               53.7               56.3
   Office products and office furniture                  14.5               15.0               15.6               13.9
                                                   -------------------------------------------------------------------------
         Total cost of sales                             68.3               68.7               69.3               70.2
                                                   -------------------------------------------------------------------------
Gross profit                                             31.7               31.3               30.7               29.8
Selling, general and administrative expenses
                                                         24.9               24.6               24.3               23.6
                                                   -------------------------------------------------------------------------
Income from operations                                    6.8                6.7                6.4                6.2
   Interest income                                        0.1                0.1                0.1                0.1
   Interest (expense)                                    (1.0)              (1.4)              (1.1)              (1.4)
   Other income                                           0.1                0.2                0.1                0.3
                                                   -------------------------------------------------------------------------
Income before taxes                                       6.0                5.6                5.5                5.2
   Income tax expense                                    (2.3)              (2.3)              (2.2)              (2.2)
                                                   -------------------------------------------------------------------------
Net income                                                3.7%               3.3%               3.3%               3.0%
                                                   -------------------------------------------------------------------------
                                                   -------------------------------------------------------------------------

THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO THREE MONTHS ENDED APRIL 30, 1998

REVENUES

Total revenues declined 1.0% in the second quarter of 1999 compared to the same period in 1998 from $31.2 million to $30.9 million. Printing revenue decreased 1.1% in the second quarter 1999 to $24.0 million from $24.3 million in the second quarter of 1998. Office products and office furniture revenue remained relatively constant at $6.9 million in the second quarter of 1999 compared to 1998. The acquisitions of Capitol and Thompson in May 1998 contributed approximately $1.32 million in office products and office furniture revenue in the second quarter of 1999 compared to 1998. Revenue in the core office products and office furniture divisions declined $1.35 million from 1998 to 1999 due to a soft West Virginia market and the timing of certain large office furniture sales which are now anticipated to occur in the third and fourth quarters of 1999.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COST OF SALES

Total cost of sales decreased 1.7% in the second quarter of 1999 to $21.1 million from $21.4 million in the second quarter of 1998. Printing cost of sales decreased 0.9% in the second quarter of 1999 to $16.6 million from $16.8 million in the second quarter of 1998, due primarily to the decline in printing sales noted above. Office products and office furniture cost of sales decreased 4.3% in the second quarter of 1999 to $4.5 million from $4.7 million in the second quarter of 1998. The reduction in office products and office furniture cost of sales is directly attributable to the lower sales discussed above.

OPERATING EXPENSES

In the second quarter of 1999, selling, general and administrative expenses increased slightly as a percentage of sales to 24.9% from 24.6% reported in the second quarter of 1998 primarily due to the decline in revenues. Total selling, general and administrative expenses remained constant at $7.7 million for the three months ended April 30, 1999 and 1998.

INCOME FROM OPERATIONS AND OTHER INCOME AND EXPENSES

Income from operations increased 0.9% in the second quarter of 1999 to $2.11 million from $2.09 million in the second quarter of 1998. This increase is primarily the result of the improved margins experienced in the office products and office furniture division during the second quarter of 1999. Interest income declined $9,000 as a result of lower investable funds. These funds have been used to accelerate debt payments, acquire equipment and fund other operational needs. Interest expense on a comparative basis decreased $130,000 as a result of normal debt repayments and the use of a portion of the stock proceeds to pay-off all short-term notes payable and some of the higher cost long-term debt assumed in acquisitions.

INCOME TAXES

The Company's effective income tax rate was 39.4% for the second quarter of 1999, down from 41.6% in the second quarter 1998 as a result of tax attributes associated with acquired businesses. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

NET INCOME

Net income for the second quarter of 1999 increased 11.3% to $1.14 million from $1.02 million in the second quarter of 1998 due to the improved operating margins discussed above. Basic and diluted earnings per share for the three months ended April 30, 1999 and 1998, were $0.12.


SIX MONTHS ENDED APRIL 30, 1999 COMPARED TO SIX MONTHS ENDED APRIL 30, 1998

REVENUES

Total revenues declined 1.2% in the first six months of 1999 compared to the same period in 1998 to $60.1 million from $60.8 million. Printing revenue decreased 4.8% in the six month period ended April

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


30, 1999 to $45.9 million from $48.2 million in the same period of 1998. Office products and office furniture revenue increased 12.8% from the six month period ended April 30, 1999 compared to the same period in 1998. This growth was primarily from the Capitol and Thompson acquisitions, which contributed approximately $3 million in revenue to the first six months of 1999 versus the same period in 1998. Core office products and office furniture revenue declined $1.4 million during the same period. This decline occurred primarily in the second quarter of 1999 as discussed above.

COST OF SALES

Total cost of sales decreased 2.4% in the six months ended April 30, 1999 to $41.7 million from $42.7 million in the six months ended April 30, 1998. Printing cost of sales decreased 5.7% in the six months ended April 30, 1999 to $32.3 million from $34.3 million in the six months ended April 30, 1998, due primarily to the decline in printing sales noted above. Office products and office furniture cost of sales increased 11.2% in the six months ended April 30, 1999 to $9.4 million from $8.4 million in the six months ended April 30, 1998. The increase in office products and office furniture cost of sales is primarily attributable to the acquisitions of Capitol and Thompson.

OPERATING EXPENSES

During the six months ended April 30, 1999 compared to the same period in 1998, selling, general and administrative expenses increased slightly as a percentage of sales to 24.3% from 23.6% primarily due to the decline in revenues.

INCOME FROM OPERATIONS AND OTHER INCOME AND EXPENSES

Income from operations increased 1.1% in the six month period ended April 30, 1999 to $3.84 million from $3.79 million in the same period of 1998. This increase is primarily the result of the improved margins experienced in both operating segments. Interest income increased $49,000 as a result of investing the remaining proceeds from the Company's April 1998 common stock offering in a money market account. Interest expense on a comparative basis decreased $189,000 as a result of normal debt repayments and the use of a portion of the stock proceeds to pay-off all short-term notes payable and some of the higher cost long-term debt assumed in acquisitions. Other income decreased from $161,000 in the first six months of 1999 to $67,000 in the same period of 1998 due primarily to a one-time gain from the disposal of assets in the first six months of 1998.

INCOME TAXES

The Company's effective income tax rate was 40.0% for the six months ended April 30, 1999, down from 42.0% in the same period of 1998 as a result of tax attributes associated with acquired businesses. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


NET INCOME

Net income for the first six months of 1999 increased 9.5% to $1.99 million from $1.82 million in the same period of 1998 due to the improved operating margins discussed above. Basic and diluted earnings per share for the six months ended April 30, 1999 and 1998, were $0.21.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the six months ended April 30, 1999, was $3.4 million compared to $3.0 million during the same period in 1998. This improvement in net cash from operations is due primarily to the increase in net income and depreciation and amortization.

Net cash used in investing activities for the six months ended April 30, 1999, was $2.1 million compared to $300,000 during the same period in 1998. The increase in net cash used in investing activities during the first half of 1999 compared to 1998 is primarily the result of additional equipment purchases and the decrease in proceeds from sales of property and acquisition activity.

Net cash used in financing activities for the six months ended April 30, 1999, was $3.7 million compared to cash provided by financing activities of $9.4 million during the same period in 1998. This change is primarily due to the proceeds from the stock offering included in the cash flows provided by financing activities during the six months ended April 30, 1998.

Working capital on April 30, 1999, was $33.2 million, a decrease of $1.9 million from October 31, 1998. The decrease in working capital was primarily from the use of available funds to reduce higher cost long-term debt assumed in acquisitions and acquire property and equipment. Management believes that working capital and operating ratios remain at acceptable levels.

The Company expects that the combination of funds available from working capital, borrowings available under the Company's credit facility and anticipated cash flows from operations, will provide

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


sufficient capital resources for the foreseeable future. In the event the Company seeks to accelerate internal growth or make acquisitions beyond these sources, additional financing would be necessary.

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

INFORMATION SYSTEMS AND YEAR 2000 ASSESSMENT UPDATE

Management has made the decision to purchase and implement a new information system for the printing divisions to maintain their competitiveness, enhance operating and administrative efficiencies, and enable the proper processing of transactions relating to the Year 2000 and beyond. This new system is an enterprise-wide system encompassing sales, purchasing, production, and financial reporting. Implementation began in April 1999 and will take approximately two years. There are four printing systems currently in use that are not Year 2000 compliant. These systems will be converted first and are expected to be operational by September 30, 1999. In the event that these non-compliant systems cannot be converted to the new system by December 31, 1999, the current systems can be converted to the Company's core printing software, which is Year 2000 compliant, within a short timeframe of one to two months at minimal cost. It is anticipated that the new system will cost approximately $800,000 ($500,000 related to software and training and $300,000 of hardware costs). Approximately $600,000 of these estimated costs will be capitalized and amortized against income over a period of five years. It is the opinion of management that the cost of converting the printing divisions to a new information system and the annual amortization thereof will not materially impact results of operations or financial condition. There are a number of risks in implementing a new system, including the complexity of the conversion process and the new systems themselves, the converting of business data from the old system to the new system, and the need for comprehensive employee training on the new information systems. There can be no assurance that this process will not have a material adverse effect on the Company's business and operating results.

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

In addition, management has reviewed and is continuing to review its business risks associated with non-critical systems. Based on the information currently available, most of these systems are Year 2000

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


compliant. The systems that are not compliant will be replaced. The new systems are expected to be operational by July 31, 1999. The related costs to replace these systems are not expected to be material to the operating results or financial position of the Company.

The Company is also in the process of obtaining assurances from its significant suppliers, large customers, financial institutions, and others that those parties are Year 2000 compliant or have appropriate plans to remediate Year 2000 issues. The Company has received correspondence from most major third parties and it appears they are taking reasonable steps to remedy Year 2000 issues. The Company continues to assess the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems. While management believes its efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have an adverse effect on the Company's business, operating results or financial position.


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

At the annual meeting of shareholders held March 15, 1999, the following matters were voted upon:

     a. Fixing the number of directors at eight (8) and election of the following nominees as directors, with votes "for" and "withheld," as well as broker non-votes, as follows:


         DIRECTOR                             VOTES "FOR"             VOTES "WITHHELD"           BROKER NON-VOTES
         Robert H. Beymer                      8,908,160                  136,825                      -0-
         Philip E. Cline                       8,912,355                  132,630                      -0-
         Harley F. Mooney, Jr.                 8,904,695                  140,290                      -0-
         Todd L. Parchman                      8,912,980                  132,005                      -0-
         A. Michael Perry                      8,911,535                  133,450                      -0-
         Marshall T. Reynolds                  8,908,340                  136,645                      -0-
         Neal W. Scaggs                        8,912,249                  132,736                      -0-
         Glenn W. Wilcox, Sr.                  8,912,980                  132,005                      -0-





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



                                                 CHAMPION INDUSTRIES, INC.



Date:  June 11, 1999               /s/ Marshall T. Reynolds
                                 -----------------------------------------------
                                   Marshall T. Reynolds
                                   President and Chief Executive Officer


Date:  June 11, 1999               /s/ David B. McClure
                                 -----------------------------------------------
                                   David B. McClure
                                   Vice President and Chief Financial Officer

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX



   EXHIBIT          PAGE          TITLE

27         electronic       Financial Data Schedule
