Form 10-Q
period 1999-07-31
CHAMPION INDUSTRIES INC
filed 1999-09-14
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(D) of
The Securities Exchange Act of 1934
For the quarterly period ended July 31, 1999	Commission File No. 0-21084

Champion Industries, Inc.
(Exact name of Registrant as specified in its charter)

West Virginia	55-0717455

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Route 2
Kyle Industrial Park
Industrial Lane
P. O. Box 2968
Huntington, West Virginia 25728
(Address of principal executives offices)
(Zip Code)

(304) 528-2700

(Registrant’s telephone number,
including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X     No              .

9,713,913 shares of common stock of the Registrant were outstanding at July 31, 1999.

Champion Industries, Inc.

INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets	2
Consolidated Income Statements	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	16

Signatures	16

Exhibit Index	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Industries, Inc. and Subsidiaries

Consolidated Balance Sheets
(Unaudited)

ASSETS	July 31,	October 31,
	1999	1998
Current assets:
Cash and cash equivalents	$4,719,833	$9,773,193
Accounts receivable, net of allowance of $1,611,000 and $1,329,000	20,188,868	21,234,593
Inventories	14,042,879	12,760,204
Other current assets	830,690	478,306
Deferred income tax assets	935,004	935,004
Total current assets	40,717,274	45,181,300

Property and equipment, at cost:
Land	984,889	984,889
Buildings and improvements	6,159,578	5,564,062
Machinery and equipment	32,255,172	29,195,512
Equipment under capital leases	1,600,000	2,137,400
Furniture and fixtures	2,303,684	1,943,399
Vehicles	2,603,551	2,438,462
	45,906,874	42,263,724
Less accumulated depreciation	(19,852,545)	(17,335,378)
	26,054,329	24,928,346

Cash surrender value of officers’ life insurance	951,369	935,169
Goodwill, net of accumulated amortization	3,570,852	3,026,106
Other assets	377,057	434,407
	4,899,278	4,395,682
Total assets	$71,670,881	$74,505,328

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY	July 31,	October 31,
	1999	1998
Current liabilities:
Accounts payable	$2,450,824	$3,175,743
Accrued payroll	1,580,401	1,541,586
Taxes accrued and withheld	807,363	597,886
Accrued income taxes	—	175,202
Accrued expenses	904,703	716,582
Current portion of long-term debt:
Notes payable	3,485,503	3,477,473
Capital lease obligations	326,682	388,954
Total current liabilities	9,555,476	10,073,426

Long-term debt, net of current portion:
Notes payable	10,093,652	12,966,038
Capital lease obligations	775,797	1,026,517
Deferred income tax liability	4,343,416	4,341,150
Other liabilities	802,297	788,462
Total liabilities	25,570,638	29,195,593

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,713,913 shares issued and outstanding	9,713,913	9,713,913
Additional paid-in capital	22,242,047	22,242,047
Retained earnings	14,144,283	13,353,775
Total shareholders’ equity	46,100,243	45,309,735
Total liabilities and shareholders’ equity	$71,670,881	$74,505,328

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Income Statements
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	1999	1998	1999	1998
Revenues:
Printing	$22,134,943	$22,912,434	$68,062,806	$70,315,530
Office products and office furniture	7,902,302	7,852,973	22,079,180	20,420,558
Total revenues	30,037,245	30,765,407	90,141,986	90,736,088

Cost of sales:
Printing	15,673,928	16,236,711	47,979,210	49,655,556
Office products and office furniture	5,448,321	5,360,134	14,819,106	13,789,832
Total cost of sales	21,122,249	21,596,845	62,798,316	63,445,388
Gross profit	8,914,996	9,168,562	27,343,670	27,290,700

Selling, general and administrative expenses	8,292,890	7,222,726	22,883,723	21,550,530
Income from operations	622,106	1,945,836	4,459,947	5,740,170

Other income (expense):
Interest income	25,334	107,148	116,331	149,074
Interest expense	(274,077)	(372,062)	(948,570)	(1,235,551)
Other	37,364	35,033	104,051	196,024
	(211,379)	(229,881)	(728,188)	(890,453)
Income before income taxes	410,727	1,715,955	3,731,759	4,849,717
Income taxes	(154,628)	(695,323)	(1,484,166)	(2,010,845)
Net income	$256,099	$1,020,632	$2,247,593	$2,838,872

Earnings per share
Basic	$0.03	$0.11	$0.23	$0.32

Diluted	0.03	0.11	0.23	0.32

Weighted average shares outstanding:
Basic	9,714,000	9,647,000	9,714,000	8,952,000

Diluted	9,716,000	9,674,000	9,715,000	8,990,000

Dividends per share	$0.05	$0.05	$0.15	$0.15

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
	1999	1998
Cash flows from operating activities:
Net income	$2,247,593	$2,838,872
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,928,367	2,627,447
Gain on sales of assets	(5,680)	(50,027)
Other	(16,200)	49,220
Changes in assets and liabilities:
Accounts receivable	1,411,200	3,034,827
Inventories	(1,167,544)	(974,375)
Other current assets	(349,934)	(160,399)
Accounts payable	(1,156,571)	(1,445,131)
Accrued payroll	17,084	(503,481)
Taxes accrued and withheld	191,833	(94,424)
Accrued income taxes	(195,663)	526,264
Accrued expenses	130,611	(1,004,890)
Net cash provided by operations	4,035,096	4,843,903

Cash flows from investing activities:
Purchases of property and equipment	(3,066,166)	(2,467,140)
Proceeds from sales of property and equipment	150,388	427,645
Business acquisitions, net of cash received	(1,014,236)	1,159,356
Other assets	44,456	89,385
Net cash used in investing activities	(3,885,558)	(790,754)

Cash flows from financing activities:
Net payments on notes payable	—	(2,408,757)
Proceeds from term debt and leases	45,615	1,781,507
Principal payments on long-term debt	(3,791,428)	(4,449,531)
Proceeds from stock offering, net of issuance expenses	—	14,134,544
Proceeds from exercise of stock options	—	49,117
Dividends paid	(1,457,085)	(1,326,144)
Net cash (used in) provided by financing activities	(5,202,898)	7,780,736
Net (decrease) increase in cash	(5,053,360)	11,833,885
Cash and cash equivalents, beginning of period	9,773,193	912,290
Cash and cash equivalents, end of period	$4,719,833	$12,746,175

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

July 31, 1999

1.  Basis of Presentation and Business Operations

The foregoing financial information has been prepared in accordance with generally accepted accounting principles and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 1998, and related notes thereto contained in the Champion Industries, Inc.’s Form 10-K dated January 29, 1999. The accompanying interim financial information is unaudited.

The accompanying consolidated financial statements of the Company include the accounts of The Chapman Printing Company, Inc., Stationers, Inc., Bourque Printing, Inc., Dallas Printing Company, Inc., Carolina Cut Sheets, Inc., U.S. Tag & Ticket Company, Inc., Donihe Graphics, Inc., The Merten Company, Smith & Butterfield Co., Inc., Interform Corporation, Rose City Press, Capitol Business Equipment, Inc. d.b.a. Capitol Business Interiors, and Thompson’ s of Morgantown, Inc.

2.  Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The effect of dilutive stock options increased weighted average shares outstanding by 2,000 and 27,000 for the three months ended July 31, 1999 and 1998, and 1,000 and 38,000 for the nine months ended July 31, 1999 and 1998.

3.  Inventories

Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

3.  Inventories (continued)

Inventories consisted of the following:

	July 31,	October 31,
	1999	1998
Printing:
Raw materials	$3,435,203	$3,117,249
Work in process	2,327,809	2,112,007
Finished goods	4,150,994	3,621,439
Office products and office furniture	4,128,873	3,909,509
	$14,042,879	$12,760,204

4.  Long-Term Debt

Long-term debt consisted of the following:

	July 31,	October 31,
	1999	1998
Unsecured term note payable	$8,482,143	$9,821,428
Secured installment notes payable to banks	4,449,367	5,914,224
Unsecured installment notes payable to banks	—	13,133
Mortgage note payable to a bank	647,645	694,726
Capital lease obligations	1,102,479	1,415,471
	14,681,634	17,858,982
Less current portion	3,812,185	3,866,427
Long-term debt, net of current portion	$10,869,449	$13,992,555

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at an interest rate approximating the prime rate. This line of credit expires in April 2002 and contains certain restrictive financial covenants. There were no borrowings outstanding under this facility at July 31, 1999. The Company had long-term debt refinancings of approximately $3.4 million during the nine month period ended July 31, 1999.

5.  Shareholders’ Equity

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

5.  Shareholders’ Equity (continued)

The Company declared a dividend of five cents per share to be paid on September 30, 1999, to stockholders of record on September 20, 1999.

6.  Acquisitions

On July 16, 1999, the Company acquired certain assets and assumed certain liabilities of AIM Printing of Knoxville, Tennessee. On June 1, 1999, the Company acquired all of the issued and outstanding common stock of Independent Printing Service, Inc. of Evansville, Indiana. These transactions were accounted for under the purchase method.

On February 2, 1998, the Company acquired all of the issued and outstanding common stock of Rose City Press of Charleston, West Virginia, an office products company, in exchange for 75,722 shares of its common stock with a market value at the time of acquisition of $1,250,000. This transaction was accounted for under the purchase method.

On May 18, 1998, the Company acquired all of the issued and outstanding common shares of Capitol Business Equipment, Inc. (“Capitol”), doing business as Capitol Business Interiors of Charleston, West Virginia, in exchange for 72,202 shares of its common stock with a market value at the time of acquisition of $1,000,000.

On May 29, 1998, the Company acquired all of the issued and outstanding common stock of Thompson’s of Morgantown, Inc. and Thompson’s of Barbour County, Inc. (collectively referred to as “Thompson”), both companies doing business as Thompson’ s Office Furniture and Supplies of Morgantown and Philippi, West Virginia, in exchange for 45,473 shares of its common stock with a market value at the time of acquisition of $600,000.

The Capitol and Thompson transactions were accounted for under the pooling of interests method. However, prior period financial statements were not restated due to the immaterial effect on Champion’s consolidated financial statements. Accordingly, Capitol’ s and Thompson’s operations are included in these consolidated financial statements since their respective acquisition dates.

Pro forma financial information related to these acquisitions has not been presented because such information would not be materially different than that reported herein.

Champion Industries, Inc. and Subsidiaries

Item 2.  Management's Discussion and Analysis of Finanical Condition and Results of Operations

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

The Company’s revenues consist primarily of sales of commercial printing, business forms, tags, other printed products, office supplies, office furniture, data products, and office design services. The Company recognizes revenue when products are shipped or services are rendered to the customer. The Company’s revenues are subject to quarterly fluctuations caused by variations in demand for its products.

The Company’s cost of sales primarily consist of raw materials, including paper, ink, pre-press and purchased office supplies, furniture and data products, and manufacturing costs including direct labor, indirect labor, and overhead. Significant factors affecting cost of sales include the cost of paper in both printing and office supplies, labor costs and other raw materials.

The Company’s operating costs consist of selling, general and administrative expenses. These costs include salaries and wages for sales, customer service, accounting, administrative and executive personnel, employee benefits, sales commissions, rent, utilities, and equipment maintenance.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Consolidated Income Statements as a percentage of total revenues.

	Percentage of Total Revenues
	Three Months Ended July 31,		Nine Months Ended July 31,
	1999	1998	1999	1998
Revenues:
Printing	73.7%	74.5%	75.5%	77.5%
Office products and office furniture	26.3	25.5	24.5	22.5
Total revenues	100.0	100.0	100.0	100.0

Cost of sales:
Printing	52.2	52.8	53.2	54.7
Office products and office furniture	18.1	17.4	16.4	15.2
Total cost of sales	70.3	70.2	69.6	69.9
Gross profit	29.7	29.8	30.4	30.1
Selling, general and administrative expenses	27.6	23.5	25.4	23.8
Income from operations	2.1	6.3	5.0	6.3
Interest income	0.1	0.4	0.1	0.2
Interest (expense)	(0.9)	(1.2)	(1.1)	(1.4)
Other income	0.1	0.1	0.1	0.2
Income before taxes	1.4	5.6	4.1	5.3
Income tax expense	(0.5)	(2.3)	(1.6)	(2.2)
Net income	0.9%	3.3%	2.5%	3.1%

Three Months Ended July 31, 1999 Compared to Three Months Ended July 31, 1998

Revenues

Total revenues declined 2.4% in the third quarter of 1999 compared to the same period in 1998 to $30.0 million from $30.8 million. Printing revenue decreased 3.4% in the third quarter 1999 to $22.1 million from $22.9 million in the third quarter of 1998 due to sluggish sales in most of the geographical areas served by Champion affiliates. In addition, printing sales were impacted approximately $0.6 million as a result of the scheduled maintenance on a major web press that took longer than expected due to a slight delay by the parts manufacturer. This press was again fully operational by mid-July 1999. Office products and office furniture revenue remained relatively constant at $7.9 million in the third quarter of 1999 compared to 1998.

Cost of Sales

Total cost of sales decreased 2.2% in the third quarter of 1999 to $21.1 million from $21.6 million in the third quarter of 1998. Printing cost of sales decreased 3.5% in the third quarter of 1999 to $15.7 million from $16.2 million in the third quarter of 1998, due primarily to the decline in printing sales noted above. Office products and office furniture cost of sales remained relatively constant at $5.4 million in the third quarter of 1999 compared to the same period in 1998.

Operating Expenses

In the third quarter of 1999, selling, general and administrative expenses (S, G & A expenses) increased as a percentage of sales to 27.6% from 23.5% reported in the third quarter of 1998. Expenses were impacted by increased salaries and wages, costs incurred to implement the new information system, depreciation of newly acquired equipment, rising health care costs, and the Capitol and Thompson acquisitions. The results of operations for the third quarter of 1999 include Capitol and Thompson for the entire period, whereas the corresponding period in 1998 includes only two months. The ratio of S, G & A expenses to revenues was also negatively impacted by the decline in revenues as previously discussed.

Income from Operations and Other Income and Expenses

Income from operations decreased 68.0% in the third quarter of 1999 to $0.6 million from $1.9 million in the third quarter of 1998. This decrease is primarily the result of the decline in sales and increased operating expenses. Interest income declined $82,000 as a result of lower investable funds. These funds have been primarily used to make debt payments, acquire equipment and fund other operational needs. Interest expense on a comparative basis decreased $98,000 as a result of normal and accelerated debt payments.

Income Taxes

The Company’s effective income tax rate was 37.6% for the third quarter of 1999, down from 40.5% in the third quarter of 1998 as a result of tax attributes associated with acquired businesses. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the third quarter of 1999 decreased 74.9% to $0.26 million from $1.02 million in the third quarter of 1998 due to the decline in sales and increased operating expenses. Basic and diluted earnings per share for the three months ended July 31, 1999 and 1998, were $0.03 and $0.11.

Nine Months Ended July 31, 1999 Compared to Nine Months Ended July 31, 1998

Revenues

Total revenues declined 0.7% in the first nine months of 1999 compared to the same period in 1998 to $90.1 million from $90.7 million. Printing revenue decreased 3.2% in the nine month period ended July 31, 1999 to $68.1 million from $70.3 million in the same period of 1998. Office products and office furniture revenue increased 8.1% from the nine month period ended July 31, 1999 compared to the same period in 1998. This growth was primarily from the Rose City, Capitol, and Thompson acquisitions, which contributed approximately $3.3 million in revenue to the first nine months of 1999 versus the same period in 1998. Core office products and office furniture revenue declined $1.7 million during the same period primarily due to a soft West Virginia market during the second quarter of 1999.

Cost of Sales

Total cost of sales decreased 1.0% in the nine months ended July 31, 1999 to $62.8 million from $63.4 million in the nine months ended July 31, 1998. Printing cost of sales decreased 3.4% in the nine months ended July 31, 1999 to $48.0 million from $49.7 million in the nine months ended July 31, 1998, due primarily to the decline in printing sales noted above. Office products and office furniture cost of sales increased 7.5% in the nine months ended July 31, 1999 to $14.8 million from $13.8 million in the nine months ended July 31, 1998. The increase in office products and office furniture cost of sales is primarily attributable to the acquisitions of Capitol, Rose City, and Thompson.

Operating Expenses

During the nine months ended July 31, 1999 compared to the same period in 1998, selling, general and administrative expenses increased as a percentage of sales to 25.4% from 23.8% primarily due to the decline in revenues and increases in salary expense, depreciation on newly acquired equipment, and expenses of Rose City, Capitol, and Thompson. The results of operations for the nine months ended July 31, 1999 include Rose City, Capitol and Thompson for the entire period, whereas the corresponding period in 1998 includes only the activity since their respective acquisition dates.

Income from Operations and Other Income and Expenses

Income from operations decreased 22.3% in the nine month period ended July 31, 1999 to $4.5 million from $5.7 million in the same period of 1998. This decrease is primarily the result of the decline in sales and increased operating expenses as previously discussed. Interest income decreased $33,000 as a result of lower investable funds. Interest expense on a comparative basis decreased $287,000 as a result of normal debt repayments and the use of a portion of the stock proceeds to pay-off all short-term notes payable and some of the higher cost long-term debt assumed in acquisitions. Other income decreased from $196,000 in the first nine months of 1998 to $104,000 in the same period of 1999 due primarily to a one-time gain from the disposal of assets in the first nine months of 1998.

Income Taxes

The Company’s effective income tax rate was 39.8% for the nine months ended July 31, 1999, down from 41.5% in the same period of 1998 as a result of tax attributes associated with acquired businesses. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the first nine months of 1999 decreased 20.8% to $2.25 million from $2.84 million in the same period of 1998 due to the explanations provided above. Basic and diluted earnings per share for the nine months ended July 31, 1999 and 1998, were $0.23 and $0.32.

Inflation and Economic Conditions

Management believes that the effect of inflation on the Company’s operations has not been material and will continue to be immaterial for the foreseeable future. The Company does not have long-term sales and purchase contracts; therefore, to the extent permitted by competition, it has the ability to pass through to the customer most cost increases resulting from inflation, if any.

Seasonality

Historically, the Company has experienced a greater portion of its annual sales and net income in the second and fourth quarters than in the first and third quarters. The second quarter generally reflects increased orders for printing of corporate annual reports and proxy statements. A post-Labor Day increase in demand for printing services and office products coincides with the Company’s fourth quarter.

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended July 31, 1999, was $4.0 million compared to $4.8 million during the same period in 1998. The decline in net cash from operations is due primarily to the decrease in net income in 1999 versus 1998.

Net cash used in investing activities for the nine months ended July 31, 1999, was $3.9 million compared to $0.8 million during the same period in 1998. The increase in net cash used in investing activities during the first nine months of 1999 compared to 1998 is primarily the result of additional equipment purchases, the decrease in proceeds from sales of property and equipment, and the net cash used to acquire businesses.

Net cash used in financing activities for the nine months ended July 31, 1999, was $5.2 million compared to cash provided by financing activities of $7.8 million during the same period in 1998. This change is primarily due to the proceeds from the stock offering included in the cash flows provided by financing activities during the nine months ended July 31, 1998.

Working capital on July 31, 1999, was $31.2 million, a decrease of $3.9 million from October 31, 1998. The decrease in working capital was primarily from the use of available funds to reduce higher cost long-term debt assumed in acquisitions and acquire additional equipment. Management believes that working capital and operating ratios remain at acceptable levels.

The Company expects that the combination of funds available from working capital, borrowings available under the Company’s credit facility and anticipated cash flows from operations will provide sufficient capital resources for the foreseeable future. In the event the Company seeks to accelerate internal growth or make acquisitions beyond these sources, additional financing would be necessary.

Environmental Regulation

The Company is subject to the environmental laws and regulations of the United States, and the states in which it operates, concerning emissions into the air, discharges into the waterways and the generation, handling and disposal of waste materials. The Company’s past expenditures relating to environmental compliance have not had a material effect on the Company. These laws and regulations are constantly evolving, and it is impossible to predict accurately the effect they may have upon the capital expenditures, earnings, and competitive position of the Company in the future. Based upon information currently available, management believes that expenditures relating to environmental compliance will not have a material impact on the financial position of the Company.

Information Systems and Year 2000 Assessment Update

Management has made the decision to purchase and implement a new information system for the printing divisions to maintain their competitiveness, enhance operating and administrative efficiencies, and enable the proper processing of transactions relating to the Year 2000 and beyond. This new system is an enterprise-wide system encompassing sales, purchasing, production, and financial reporting. Implementation began in April 1999 and will take approximately two years. There are three printing systems currently in use that are not Year 2000 compliant. It is anticipated that these three systems will be converted by November 30, 1999. In the event that these non-compliant systems cannot be converted to the new system by December 31, 1999, the current systems can be converted to the Company’s core printing software, which is Year 2000 compliant, within a short timeframe at minimal cost. It is anticipated that the new system will cost approximately $800,000 ($500,000 related to software and training and $300,000 of hardware costs). Approximately $600,000 of these estimated costs will be capitalized and amortized against income over a period of five years. It is the opinion of management that the cost of converting the printing divisions to a new information system and the annual amortization thereof will not materially impact results of operations or financial condition. There are a number of risks in implementing a new system, including the complexity of the conversion process and the new systems themselves, the converting of business data from the old system to the new system, and the need for comprehensive employee training on the new information systems. There can be no assurance that this process will not have a material adverse effect on the Company’s business and operating results.

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

In addition, management has reviewed its business risks associated with non-critical systems. Based on the information currently available, these systems are Year 2000 compliant.

The Company has obtained assurances from its significant suppliers, large customers, financial institutions, and others that those parties are Year 2000 compliant or have appropriate plans to remediate Year 2000 issues. The Company has received correspondence from most major third parties and it appears they are taking reasonable steps to remedy Year 2000 issues. The Company continues to assess the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems. While management believes its efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company’s systems and operations rely will be converted on a timely basis and will not have an adverse effect on the Company’s business, operating results or financial position.

Special Note Regarding Forward-Looking Statements

Certain statements contained in this Form 10-Q, including without limitation statements including the word “believes,” “anticipates,” “intends,” “expects” or words of similar import, constitute “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, general economic conditions, changes in business strategy or development plans, and other factors referenced in this Form 10-Q. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART II – OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

    a)  The exhibits listed on the Exhibit Index on page 17 of this Form 10-Q are filed herewith.

    b)  The following reports on Form 8-K were filed during the quarter for which this report is filed:

          None.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION INDUSTRIES, INC.

Date: September 14, 1999	/s/ Marshall T. Reynolds
Marshall T. Reynolds
President and Chief Executive Officer

Date: September 14, 1999	/s/ David B. McClure
David B. McClure
Vice President and Chief Financial Officer

Champion Industries, Inc. and Subsidiaries

Exhibit Index

Exhibit	Page	Title

27	electronic	Financial Data Schedule