Form 10-K
period 1999-10-31
CHAMPION INDUSTRIES INC
filed 2000-01-28
CIK 19149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-21084

                            CHAMPION INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

West Virginia                               55-0717455
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Route 2, Kyle Industrial Park
Industrial Lane, P.O. Box 2968
Huntington, West Virginia                   25728
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)    (Zip Code)

Registrant's telephone number, including area code:  (304) 528-2700

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

                                        Yes [X] No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock of the registrant held by non-affiliates as of January 14, 2000, was $18,389,956 of Common Stock, $1.00 par value. The outstanding common stock of the Registrant at the close of business on January 14, 2000 consisted of 9,713,913 shares of Common Stock, $1.00 par value.

Total number of pages including cover page - 171

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registration statement on Form S-2/A No. 333-47585, filed on March 16, 1998, are incorporated by reference into Part IV, Item 14. Portions of the Registrant's definitive proxy statement dated February 17, 2000 with respect to its Annual Meeting of Shareholders to be held on March 20, 2000 are incorporated by reference into Part III, Items 10-13.
Exhibit Index located on pages 28-34.

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

PART I

ITEM 1 - BUSINESS

HISTORY

       Champion Industries, Inc. ("Champion" or the "Company") is a major commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets east of the Mississippi River. The Company's sales offices and production facilities are located in Huntington, Charleston, Parkersburg, Clarksburg, and Morgantown, West Virginia; Lexington and Owensboro, Kentucky; Baton Rouge, New Orleans and Gonzales, Louisiana; Cincinnati and Belpre, Ohio; Jackson, Mississippi; Baltimore, Maryland; Kingsport and Knoxville, Tennessee; Timmonsville, South Carolina; Evansville, Indiana; Bridgeville and Altoona, Pennsylvania; and Asheville, North Carolina. The Company's sales force of approximately 120 salespeople sells printing services, business forms management services, office products and office furniture.

       The Company was chartered as a West Virginia corporation on July 1, 1992. Prior to the public offering of the Company's Common Stock on January 28, 1993 (the "Offering"), the Company's business was operated by The Harrah and Reynolds Corporation ("Harrah and Reynolds"), doing business as Chapman Printing Company, together with its wholly-owned subsidiaries, The Chapman Printing Company, Inc. and Stationers, Inc. Incident to the Offering, Harrah and Reynolds and the Company entered into an Exchange Agreement, pursuant to which, upon the closing date of the Offering: (i) Harrah and Reynolds contributed to the Company substantially all of the operating assets of its printing division, including all inventory and equipment (but excluding any real estate and vehicles) and all issued and outstanding capital stock of its subsidiaries, The Chapman Printing Company, Inc. and Stationers, Inc.; (ii) the Company assumed certain of the liabilities relating to the operations of the printing divisions of Harrah and Reynolds and its subsidiaries, The Chapman Printing Company, Inc. and Stationers, Inc., excluding debts associated with real estate, certain accounts payable to affiliates and certain other liabilities; and (iii) Harrah and Reynolds was issued 2,000,000 shares of Common Stock of the Company.

       The Company and its predecessors have been headquartered in Huntington since 1922. Full scale printing facilities, including web presses for manufacturing business forms, and sales and customer service operations are located in Huntington. The Company's Charleston division was established in 1974 through the acquisition of the printing operations of Rose City Press. Sales and customer service operations, as well as the Company's largest pre-press departments, are located in Charleston. The Parkersburg division opened in 1977 and was expanded by the acquisitions of Park Press and McGlothlin Printing Company. In addition to sales and customer service operations, this division houses a large full-color printing facility and a state-of-the-art studio, with scanners, electronic color retouching equipment and 4-, 5- and 6-color presses.

       The Lexington division commenced operations in 1983 upon the acquisition of the Transylvania Company. This location includes a pre-press department, computerized composition facilities, a press room and bindery department, as well as sales and customer service operations.

       The Company acquired Stationers, Inc. ("Stationers"), an office product, office furniture and retail bookstore operation located in Huntington, in 1987 and consolidated its own office products and office furniture operations with Stationers. On August 30, 1991, Stationers, Inc. sold the assets, primarily inventory and fixtures, of its retail bookstore operation. In July 1993, Stationers expanded through acquisition and began operations in Marietta, Ohio, under the name "Garrison Brewer."

       The Bourque Printing division ("Bourque") commenced operations in June, 1993, upon the acquisition of Bourque Printing, Inc. in Baton Rouge, Louisiana. This location includes a pre-press department, computerized composition facilities, a pressroom with up to 4-color presses and a bindery department, as well as sales and customer service operations. Bourque was expanded through the acquisition of Strother Forms/Printing in Baton Rouge in 1993 and through the acquisition of the assets of E. S. Upton Printing Company, Inc. in New Orleans in 1996.

       The Dallas Printing division ("Dallas") commenced operations in September, 1993, upon the acquisition of Dallas Printing Company, Inc. in Jackson, Mississippi. This location includes a pre-press department, computerized composition facilities, a pressroom with up to 4-color presses and a bindery department, as well as sales and customer service operations.

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

       On February 2, 1996, Bourque purchased various assets and assumed certain liabilities of E.S. Upton Printing Company, Inc. ("Upton") for approximately $750,000 in cash.

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

       On August 21, 1996, the Company purchased the assets of The Merten Company ("Merten"), a commercial printer headquartered in Cincinnati, Ohio, for cash and assumption of liabilities aggregating $2,535,295.

       On December 31, 1996, the Company acquired all outstanding capital stock of Interform Corporation ("Interform"), a business form manufacturer in Bridgeville, Pennsylvania, for $2,500,000 in cash which was financed by a bank.

       On May 21, 1997, the Company acquired all outstanding common shares of Blue Ridge Printing Co., Inc. of Asheville, North Carolina and Knoxville, Tennessee ("Blue Ridge") in exchange for 277,775 shares of the Company's common stock. The transaction has been accounted for as a pooling of interests.

       On February 2, 1998, the Company acquired all outstanding common shares of Rose City Press ("Rose City") of Charleston, West Virginia, in exchange for 75,722 shares of the Company's common stock valued at $1,250,000.

       On May 18, 1998, the Company acquired all outstanding common shares of Capitol Business Equipment, Inc. ("Capitol"), doing business as Capitol Business Interiors, of Charleston, West Virginia, in exchange for 72,202 shares of the Company's common stock valued at $1,000,000.

       On May 29, 1998, the Company acquired all outstanding common shares of Thompson's of Morgantown, Inc. and Thompson's of Barbour County, Inc. (collectively, "Thompson's") of Morgantown, West Virginia, in exchange for 45,473 shares of the Company's common stock valued at $600,000.

       Rose City, Capitol and Thompson's are operated as divisions of Stationers.

       On June 1, 1999, the Company acquired all of the issued and outstanding common stock of Independent Printing Service, Inc. ("IPS") of Evansville, Indiana. IPS is operated as a division of Smith & Butterfield. This transaction was accounted for under the purchase method.

       On July 16, 1999, the Company's Blue Ridge subsidiary acquired certain assets and assumed certain liabilities of AIM Printing ("AIM") of Knoxville, Tennessee. This transaction was accounted for under the purchase method.

       On November 30, 1999, the Company acquired all of the issued and outstanding common stock of Diez Business Machines ("Diez") of Gonzales, Louisiana. This transaction was accounted for as a purchase. Diez is operated as a subsidiary of Stationers.

BUSINESS

       Champion is engaged in the commercial printing and office products and furniture supply business in regional markets east of the Mississippi River. The Company's sales force sells a full range of printing services, business forms, office products and office furniture. Management views these sales activities as complementary since frequent customer sales calls required for one of its products or services provide opportunities to cross-sell other products and services. The Company believes it benefits from significant customer loyalty and customer referrals because it provides personal service, quality products, convenience and selection with one-stop shopping.

       The Company's printing services range from the simplest to the most complex jobs, including business cards, books, tags, brochures, posters, 4- to 6-color process printing and multi-part, continuous and snap-out business forms. The Company's state-of-the-art equipment enables it to provide computerized composition, art design, paste-up, stripping, film assembly and color scanner separations. The Company also offers complete bindery and letterpress services. The printing operations contributed $92.4 million, or 74% of the Company's total revenues for the fiscal year ended October 31, 1999.

       The Company provides a full range of office products and office furniture primarily in the budget and middle price ranges, and also offers office design services. The Company publishes a catalog of high volume, frequently ordered items purchased directly from manufacturers. These catalog sales account for the bulk of sales volume and afford sales personnel flexibility in product selection and pricing. Medium to large volume customers are offered levels of pricing discounts. In addition, the Company offers a broad line of general office products through major wholesalers' national catalogs. The Company has implemented an Internet e-commerce site, which allows customers to order online office products, furniture and forms. The e-commerce site includes the office products and office furniture catalog and may be accessed at the Company's web page at www.champion-industries.com. The Company believes that this site will allow customers to access data concerning their company's purchase habits so as to better control expenditures for office products and eliminate large in-house inventories. The Company is a member of a major office products purchasing organization. Members benefit from volume discounts, which permit them to offer competitive prices and improve margins. The Company's office furniture business focuses on the budget to middle price range lines, although upscale lines are offered as well. Office products, office furniture and office design operations contributed $32 million, or 26% of the Company's total revenues for the fiscal year ended October 31, 1999.

ORGANIZATION

       Champion's two lines of business are comprised of twenty-one operating divisions. The Huntington headquarters provides centralized financial management and administrative services to each of its two business segments.

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

Diez, located in Gonzales, Louisiana, provides office products and office furniture primarily to customers in the Company's Louisiana market area.

       Stationers, through its Capitol division, offers office design services throughout West Virginia and eastern Kentucky.

PRODUCTS AND SERVICES

Printing Services

       Champion's primary business is commercial printing and business forms manufacturing. The Company, unlike most of its regional competitors, offers the full range of printing production processes, enabling the Company to provide customers a one-stop, one-vendor source without the time and service constraints of subcontracting one or more aspects of production. Major production areas include: (i) printing of business cards, letterhead, envelopes, and one, two, or three color brochures; (ii) process color manufacturing of brochures, posters, advertising sheets and catalogues; (iii) die cutting and foil stamping; (iv) bindery services, including trimming, collating, folding and stitching the final product; (v) forms printing, encompassing roll-to-roll computer forms, checks, invoices, purchase orders and similar forms in single-part, multi-part, continuous and snap-out formats; (vi) tag manufacturing; and (vii) high volume process color webprinting of brochures and catalogs.

The capabilities of the Company's various printing divisions are stated below.

                                                                                                                         High
                                              Sales &                                                                   Volume
                                             Customer                                    Sheet           Full            Full
Division                                      Service               Pre-Press           Printing         Color          Color
------------------------------------------------------------------------------------------------------------------------------------
Huntington                                       *                      *                  *
------------------------------------------------------------------------------------------------------------------------------------
Charleston                                       *                      *
------------------------------------------------------------------------------------------------------------------------------------
Parkersburg                                      *                      *                  *               *
------------------------------------------------------------------------------------------------------------------------------------
Lexington                                        *                      *                  *
------------------------------------------------------------------------------------------------------------------------------------
Bourque Printing, Inc.                           *                      *                  *               *
------------------------------------------------------------------------------------------------------------------------------------
Dallas Printing Company, Inc.                    *                      *                  *
------------------------------------------------------------------------------------------------------------------------------------
Carolina Cut Sheets, Inc.                        *                      *
------------------------------------------------------------------------------------------------------------------------------------
U.S. Tag & Ticket Company, Inc.                  *                      *                  *
------------------------------------------------------------------------------------------------------------------------------------
Donihe Graphics, Inc.                            *                      *                                                 *
------------------------------------------------------------------------------------------------------------------------------------
Upton Printing                                   *                      *                  *               *
------------------------------------------------------------------------------------------------------------------------------------
The Merten Company                               *                      *                  *               *
------------------------------------------------------------------------------------------------------------------------------------
Interform Corporation                            *                      *                                  *
------------------------------------------------------------------------------------------------------------------------------------
Blue Ridge Printing Co., Inc.                    *                      *                  *               *
------------------------------------------------------------------------------------------------------------------------------------

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

MANUFACTURING AND DISTRIBUTION

       The Company's pre-press facilities have desktop publishing, typesetting, laser imagesetting and scanning/retouching equipment, and complete layout, design, stripping and plate processing operations. Sheet printing equipment (for printing onto pre-cut, individual sheets) includes single color duplicators, single to six color presses and envelope presses. Rotary equipment (for printing onto continuous rolls of paper) includes multi-color business form web presses, carbon and multi-part collators, and a high-speed 5-color half-web press.

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

       The Company's inventory goal is to have approximately 60% of the office product items the Company sells in stock. Another 30% are ordered on a daily basis and received overnight. The remaining 10% are items that come direct from manufacturers and may take one week from placement of order to delivery to customer. Office furniture sales are made primarily from the Company's in-house stock. However, special orders from manufacturers may require up to 90 days for delivery.

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

       During the fiscal year ended October 31, 1999, no single customer accounted for more than 1% of the Company's total revenues. Due to the project-oriented nature of customers' printing requirements, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects.

SUPPLIERS

       The Company has not experienced difficulties in obtaining materials in the past and does not consider itself dependent on any particular supplier for supplies. The Company has negotiated Company-wide paper purchasing agreements directly with paper manufacturers and is a member of a major office products buying group, which management believes provides the Company with a competitive advantage.

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

       Large national and regional mail order discount operations provide significant competition in the office products and office furniture business. The economics afforded by membership in a national purchasing association and by purchasing directly from manufacturers, and the high level of personal services to customers, contribute substantially to the Company's ability to compete in the office supply and office furniture market segments.

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

EMPLOYEES

       On October 31, 1999, the Company had approximately 900 employees.

       The Company's subsidiary, Interform Corporation, is party to a collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC on behalf of its Local Union 8263 covering all production and maintenance employees (totaling 89 employees at October 31, 1999) at its Bridgeville, Pennsylvania facility. The Company believes relations with the union and covered employees are good.

EXECUTIVE OFFICERS OF CHAMPION

                                                 POSITION AND OFFICES WITH CHAMPION;
NAME                               AGE           PRINCIPAL OCCUPATION OR EMPLOYMENT LAST FIVE YEARS
----                               ---           --------------------------------------------------
Marshall T. Reynolds               63            President, Chief Executive Officer and Chairman of the Board of
                                                 Directors of the Company from December 1992 to present; President and general manager of Harrah and Reynolds, predecessor of the Company from 1964 (and sole shareholder from 1972) to 1993; Chairman of the Board of Directors of Broughton
                                                 Foods Company from November 1996 to June 1999; Director (from 1983 to November
                                                 1993) and Chairman of the Board of Directors (from 1983 to November 1993) of Banc
                                                 One West Virginia Corp. (formerly Key Centurion Bancshares, Inc.).

Michael D. McKinney                46            Vice President and General Sales Manager of the Company since September
                                                 1995; Vice President and Division Manager - Huntington of the Company from December
                                                 1992 to September 1995; Division Manager - Huntington of Harrah and Reynolds from
                                                 October 1991 to 1992; Division Manager - Lexington of Harrah and Reynolds from
                                                 August 1982 to October 1991.

Ronald W. Taylor                   42            Vice President and Division Manager - Lexington division of the Company from December 1992 to present; Division Manager - Lexington of Harrah and Reynolds from January 1992 to December 1992; Sales Representative, Lexington Division of
                                                 Harrah and Reynolds from 1986 to January 1992.

J. Mac Aldridge                    58            Vice President and Division Manager - Stationers since December 1992;
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

Gary A. Blackshire                 47            Vice President of  the Company since December 1992; Division Manager -
                                                 Merten since September 1998; Division Manager - Charleston since December 1992;
                                                 Division Manager - Charleston of Harrah and Reynolds from April 1992 to December
                                                 1992; Sales Representative of Charleston Division of Harrah and Reynolds from 1975 until April 1992.

R. Douglas McElwain                52            Vice President and Division Manager - Bourque Printing division of the
                                                 Company since December 1993; General Manager of Bourque Printing from June 1993 to
                                                 December 1993; Sales Representative of Charleston Division of Harrah and Reynolds
                                                 and Company from 1986 until June 1993.

Toney K. Adkins                    50            Vice President-Administration of the Company since November, 1995;
                                                 President, KYOWVA Corrugated Container Company, Inc. from 1991 to 1996.

Todd R. Fry                        34            Chief Financial Officer of the Company since November, 1999; Treasurer and Chief Financial Officer of Broughton Foods Company from September 1997 to June
                                                 1999; Coopers & Lybrand  L.L.P. from 1991 to September 1997.

Walter R. Sansom                   70            Secretary of the Company since December 1992; Production Coordinator of the Company since December 1992 and of Harrah and Reynolds from August 1968 to
                                                 December 1992.

Theodore J. Nowlen                 45            Vice President of the Company since March 1999; President of Interform since May 1998; Vice President of Marketing and Technology of Interform from
                                                 January 1996 to May 1998;  Vice President of Technology of Interform from September
                                                 1991 to January 1996;  Manager of Information Systems of Interform from April 1983 to September 1991.

James A. Rhodes                    43            Vice President of the Company since March 1999; President of
                                                 Consolidated Graphic Communications Division of Interform since February 1999;
                                                 Vice President of Sales of Consolidated Graphic Communications from 1996 to 1999;
                                                 General Sales Manager - East of Consolidated Graphic Communications from 1995 to
                                                 1996.


ITEM 2 - PROPERTIES

       The Company conducts its operations from twenty-five (25) different physical locations, nineteen (19) of which are leased, and six (6) of which are owned in fee simple by Company subsidiaries. The properties leased, and certain of the lease terms are set forth below:

                                          Division Occupying                     Square             Annual              Expiration
         Property                              Property                           Feet              Rental               Of Term
------------------------------------------------------------------------------------------------------------------------------------
2450 1st Avenue                           Chapman Printing-
Huntington, West Virginia (1)             Huntington                             85,000           $116,400                 2008

1945 5th Avenue                           Stationers                             37,025             60,000                 2007
Huntington, West Virginia (1)

615-619 4th Avenue                        Stationers                             59,641             21,600                 2003
Huntington, West Virginia (1)

405 Ann Street                            Chapman Printing - Parkersburg         36,614             57,600                 2003
Parkersburg, West Virginia (1)

1563 Hansford Street                      Chapman Printing - Charleston          21,360             49,920                 2003
Charleston, West Virginia (1)

890 Russell Cave Road                     Chapman Printing - Lexington           20,135             57,600                 2000
Lexington, Kentucky (1)

214 Stone Road                            Stationers - Garrison Brewer           15,146             42,000                 2004
Belpre, Ohio (1)

2800 Lynch Road                           Smith & Butterfield                    42,375            116,640                 2004
Evansville, Indiana (1)

113-117 East Third St.                    Smith & Butterfield                     8,500             14,400                 2002
Owensboro, Kentucky (1)

1901 Mayview Road                         Interform Corporation                 120,000            316,000                 2003
Bridgeville, Pennsylvania (1)

736 Carondelet Street                     Upton Printing                         15,000             62,700                 2000
New Orleans, Louisiana

5600 Jefferson Highway                    Upton Printing                         11,250             47,250                 2000
Harahan, Louisiana

1515 Central Parkway                      The Merten Company                     40,000             97,200                 2001
Cincinnati, Ohio (1)

2217 Robb Street                          U.S. Tag                               26,000             52,000                 2000
Baltimore, Maryland (1)

Palmetto Industrial Park                  Carolina Cut Sheets                    16,200             35,724               monthly
Timmonsville, S. Carolina

711 Indiana Avenue                        Stationers-Capitol                     22,000             96,000                 2003
Charleston, West Virginia (1)

Kirk and Chestnut Streets                 Stationers-Thompson's                   9,000             19,356                 2003
Morgantown, West Virginia

Route 2, Kyle Industrial Park             Champion Headquarters                   9,000             78,000                 2003
Huntington, West Virginia

1733 North Airline Highway                Stationers-Diez                         5,800             12,000                 2000
Gonzalez, Louisiana

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

       The Company consolidated Stationers' Rose City division operations with those of the Chapman Printing - Charleston division at its Hanford Street location during fiscal year 1999. The former Rose City facility, consisting of
(i) two masonry buildings (2 story and 5 story) of approximately 20,900 square feet in the aggregate, at 811-813 Virginia Street, East, and (ii) an adjacent 6 story brick warehouse of approximately 42,500 square feet, in Charleston, West Virginia, is currently held for sale.

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

       The following table sets forth the high and low closing prices for Champion common stock for the period indicated. The range of high and low closing prices are based on data from NASDAQ and do not include retail mark-up, mark-down or commission.

                                         FISCAL YEAR 1999                              FISCAL YEAR 1998
                                       HIGH             LOW                         HIGH               LOW
                                     -------------------------                   -----------------------------
First quarter                         $11.13          $ 9.00                      $ 19.50            $ 16.00

Second quarter                          9.00            6.00                        17.00              13.00

Third quarter                           8.63            6.63                        14.56              10.50

Fourth quarter                          6.81            4.25                        12.50               9.25


       At the close of business on January 14, 2000, there were 532 shareholders of record of Champion common stock.

       The following table sets forth the quarterly dividends per share declared on Champion common stock.

                                    FISCAL YEAR 2000           FISCAL YEAR 1999           FISCAL YEAR 1998
                                    ----------------           ----------------           ----------------
First quarter                            $.050                       $.050                      $.050

Second quarter                             -                          .050                       .050

Third quarter                              -                          .050                       .050

Fourth quarter                             -                          .050                       .050


ITEM 6 - SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

       The following selected consolidated financial data for each of the five years in the period ended October 31, 1999 have been derived from the Audited Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with the Audited Consolidated Financial Statements, related notes, and the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.

                                                                               YEAR ENDED OCTOBER 31,
                                                   ------------------------------------------------------------------------------
                                                      1999             1998             1997             1996             1995
                                                   ----------       ----------       ----------       ----------       ----------
                                                                   (In thousands, except share and per share data)
INCOME STATEMENT DATA:

Revenues:

       Printing                                    $   92,405       $   95,003       $   87,979       $   49,242       $   35,371

       Office products and office furniture            31,954           28,058           20,406           17,115           14,532
                                                   ----------       ----------       ----------       ----------       ----------

              Total revenues                          124,359          123,061          108,385           66,357           49,903

Cost of sales:

       Printing                                        65,021           66,699           59,850           33,015           22,251

       Office products and office furniture            21,764           18,616           13,289           11,077            9,670
                                                   ----------       ----------       ----------       ----------       ----------

              Total cost of sales                      86,785           85,315           73,139           44,092           31,921
                                                   ----------       ----------       ----------       ----------       ----------

Gross profit                                           37,574           37,746           35,246           22,265           17,982

Selling, general and administrative expense            31,387           29,872           28,079           16,197           12,788
                                                   ----------       ----------       ----------       ----------       ----------

       Income from operations                           6,187            7,874            7,167            6,068            5,194

              Interest income                             157              245               20               25               11

              Interest expense                         (1,228)          (1,507)          (1,586)            (693)            (252)

              Other income                                211              241              737              224              113
                                                   ----------       ----------       ----------       ----------       ----------

Income before income taxes                              5,327            6,853            6,338            5,624            5,066

       Income taxes                                    (2,134)          (2,702)          (2,571)          (2,252)          (2,060)
                                                   ----------       ----------       ----------       ----------       ----------

Net income                                         $    3,193       $    4,151       $    3,767       $    3,372       $    3,006
                                                   ==========       ==========       ==========       ==========       ==========

Earnings per share:

       Basic                                           $ 0.33           $ 0.45           $ 0.45           $ 0.41           $ 0.37

       Diluted                                           0.33             0.45             0.45             0.40             0.37

Dividends per share                                      0.20             0.20             0.19            0.152            0.122

Weighted average common shares outstanding:

       Basic                                        9,714,000        9,142,000        8,383,000        8,324,000        8,147,000

       Diluted                                      9,714,000        9,172,000        8,441,000        8,356,000        8,177,000

                                                                AT OCTOBER 31,
                                        ---------------------------------------------------------------
                                          1999         1998          1997          1996          1995
                                        -------       -------       -------       -------       -------
                                                                (IN THOUSANDS)

BALANCE SHEET DATA:

Cash and cash equivalents               $ 2,464       $ 9,773       $   912       $ 2,461       $ 1,390

Working capital                          30,573        35,108        18,935        13,579        11,148

Total assets                             73,321        74,505        60,346        44,063        28,643

Long-term debt                            9,933        13,993        15,156         7,561         2,405

Shareholders' equity                     46,560        45,310        26,850        24,641        19,794


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       The Company is a commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets east of the Mississippi River. The Company has grown through strategic acquisitions and internal growth. Through such growth, the Company has realized regional economies of scale, operational efficiencies, and exposure of its core products to new markets. The Company has acquired fourteen printing companies and seven office products and office furniture companies since its initial public offering on January 28, 1993.

       The Company's largest acquisition since the initial public offering was the purchase of Interform on December 31, 1996. The addition of Interform sales to the printing segment increased the printing component of the Company's revenue mix. Through sales to independent distributors, and through its own distributor, Consolidated Graphic Communications, Interform provides the Company access to the large northeastern markets of Pennsylvania, New Jersey and New York.

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

                                                                                YEAR ENDED OCTOBER 31,
                                                                                   ($ IN THOUSANDS)
                                                  ----------------------------------------------------------------------------------
                                                            1999                         1998                         1997
                                                  ------------------------     ------------------------     ------------------------
Revenues:

      Printing                                    $  92,405          74.3%     $  95,003          77.2%     $  87,979          81.2%

      Office products and office furniture           31,954          25.7         28,058          22.8         20,406          18.8
                                                  ---------         ------     ---------         ------     ---------         ------

            Total revenues                          124,359         100.0        123,061         100.0        108,385         100.0

Cost of sales:

      Printing                                       65,021          52.3         66,699          54.2         59,850          55.2

      Office products and office furniture           21,764          17.5         18,616          15.1         13,289          12.3
                                                  ---------         ------     ---------         ------     ---------         ------

            Total cost of sales                      86,785          69.8         85,315          69.3         73,139          67.5
                                                  ---------         ------     ---------         ------     ---------         ------

Gross Profit                                         37,574          30.2         37,746          30.7         35,246          32.5

Selling, general and administrative expenses         31,387          25.2         29,872          24.3         28,079          25.9
                                                  ---------         ------     ---------         ------     ---------         ------

Income from operations                                6,187           5.0          7,874           6.4          7,167           6.6

       Other income (expense):

            Interest income                             157           0.1            245           0.2             20           0.0

            Interest expense                         (1,228)         (1.0)        (1,507)         (1.2)        (1,586)         (1.4)

            Other income                                211           0.2            241           0.2            737           0.7
                                                  ---------         ------     ---------         ------     ---------         ------

Income before income taxes                            5,327           4.3          6,853           5.6          6,338           5.9

      Income taxes                                   (2,134)         (1.7)        (2,702)         (2.2)        (2,571)         (2.4)
                                                  ---------         ------     ---------         ------     ---------         ------

Net income                                        $   3,193           2.6%         4,151           3.4%     $   3,767           3.5%
                                                  =========         ======     =========         ======     =========         ======


       The following discussion and analysis presents the significant changes in the financial position and results of operations of the Company and should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included elsewhere herein.

YEAR ENDED OCTOBER 31, 1999 COMPARED TO YEAR ENDED OCTOBER 31, 1998

Revenues

       Consolidated net revenues were $124.4 million for the year ended October 31, 1999 compared to $123.1 million in the prior fiscal year. This change represents a growth in revenues of $1.3 million or 1.1%. Printing revenues declined by $2.6 million or 2.7% from $95.0 million in 1998 to $92.4 million in 1999. Office products and office furniture revenue increased $3.9 million or 13.9% from $28.1 million in 1998 to $32.0 million in 1999. The increase in revenues for the office products and office furniture segment was primarily attributable to the Rose City, Capitol and Thompson acquisitions, which contributed an additional $3.3 million in revenue in 1999 over 1998 as these acquisitions were included for a full year in 1999 versus partial periods in 1998. Gross margin dollars remained relatively stable with a modest increase in office products and furniture offsetting a slight decline in printing.

Cost of Sales

       Total cost of sales for the year ended October 31, 1999 totaled $86.8 million compared to $85.3 million in the previous year. This change represented an increase of $1.5 million or 1.7% in cost of sales. Printing cost of sales decreased $1.7 million or 2.5% to $65.0 million in 1999 compared to $66.7 million in 1998. Printing cost of sales were impacted by sluggish sales in many of the geographical areas served by the Company. Office products and office furniture cost of sales increased $3.1 million or 16.9% to $21.8 million from $18.6 million in 1998, primarily due to acquisitions.

Operating Expenses and Income

       Selling, general and administrative (S,G&A) expenses increased $1.5 million to $31.4 million in 1999 from $29.9 million in 1998. S,G&A as a percentage of net sales represented 25.2% of net sales in 1999 compared with 24.3% of net sales in 1998. This increase is related, in part, to increases in corporate overhead expenses, depreciation on newly acquired equipment and expenses of Rose City, Capitol and Thompson. The results of operations for the year ended October 31, 1999 include Rose City, Capital and Thompson for the entire year while they were only included for a partial year in 1998. In addition, expenses of a partial year for the AIM Printing and IPS acquisitions are included in 1999.

Other Income/Expense

       Interest expense decreased $279,000 to $1.2 million in 1999 from $1.5 million in 1998 as a result of a reduction in debt. Interest income decreased $87,000 to $158,000 in 1999 from $245,000 in 1998. The additional income in 1998 was due to higher average funds invested as a result of a stock offering in April of 1998.

Income Taxes

       Income taxes as a percentage of income before taxes were 40.1% in 1999 compared with 39.4% in 1998. This increase was primarily caused by a change in the geographic profitability mix of our operations which resulted in higher effective tax rates at the state level.

Net income

       For reasons set forth above, net income for 1999 decreased $958,000 to $3.2 million, or $0.33 per share on a basic and diluted basis, from $4.2 million for 1998, or $0.45 per share on a basic and diluted basis.

YEAR ENDED OCTOBER 31, 1998 COMPARED TO YEAR ENDED OCTOBER 31, 1997

Revenues

       Consolidated net revenues were $123.1 million for the year ended October 31, 1998 compared to $108.4 million in the prior fiscal year. This change represented a growth in revenues of $14.7 million or 13.5%. Printing revenues increased $7.0 million or 8.0% during the same period from $88.0 million in 1997 to $95.0 million in 1998. Approximately $5.3 million of this growth was due to the inclusion of Interform Corporation for the full fiscal year of 1998, whereas fiscal year 1997 included only ten months of Interform's operations. Internal growth accounted for the remaining $1.7 million increase in printing revenues. Office products and office furniture revenues increased $7.7 million or 37.5% from $20.4 million in fiscal year 1997 to $28.1 million in fiscal year 1998. The increase in office products and office furniture revenue was achieved through the 1998 acquisitions disclosed in Note 9 to the Consolidated Financial Statements (the "1998 acquisitions") and internal growth. The 1998 acquisitions contributed approximately $6.0 million in this growth with internal growth accounting for the remaining $1.7 million.

Cost of Sales

       Total cost of sales for the year ended October 31, 1998 totaled $85.3 million compared to $73.1 million in the previous year. This change represented an increase of $12.2 million or 16.7% in cost of sales. Printing cost of sales increased 11.4% in fiscal year 1998 to $66.7 million from $59.9 million in fiscal year 1997, due primarily to sales volume and the impact of the Interform acquisition as discussed above. Office products and office furniture cost of sales increased 40.1% in fiscal year 1998 to $18.6 million from $13.3 million in fiscal year 1997, primarily due to the 1998 acquisitions.

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

Other Income/Expense

       Interest expense decreased $79,000 from $1.6 million in fiscal year 1997 to $1.5 million in fiscal year 1998 primarily as a result of the lower interest rate environment during the second half of 1998 and the reduction of notes payable and long-term debt. Interest income increased $225,000 from $20,000 in fiscal year 1997 to $245,000 in fiscal year 1998 as a result of investing the residual net proceeds from an April 1998 stock offering in a money market account. Other income decreased $496,000 from $737,000 in fiscal year 1997 to $241,000 in fiscal year 1998, primarily due to a $330,000 one-time recognition of deferred gain from the previous sale of Stationers' bookstore operations included in fiscal year 1997.

Income taxes

       Income taxes as a percentage of income before income taxes decreased slightly from 40.6% in fiscal year 1997 to 39.4% as a result of tax attributes associated with acquired businesses.

Net Income

       Net income for the year ended October 31, 1998 increased 10.2% to $4.2 million from the net income reported in the prior year of $3.8 million. Basic and diluted earnings per share remained the same for fiscal years 1998 and 1997 at $0.45 per share as a result of the additional shares issued in the April 1998 stock offering discussed below.

LIQUIDITY AND CAPITAL RESOURCES

       As of October 31, 1999, the Company had $2.5 million of cash and cash equivalents, a decrease of $7.3 million from the prior year. Working capital as of October 31, 1999 was $30.6 million, a decrease of $4.5 million from October 31, 1998. The decrease in cash and cash equivalents and working capital was primarily the result of long-term debt reductions and capital expenditures. In April 1998, the Company completed an offering of 1,091,993 common shares. The net proceeds (net of underwriting discounts, commissions and offering expenses) to the Company from the April 1998 offering approximated $14.1 million. The proceeds from the offering were used to pay down debt of approximately $5.9 million in 1998 and $4.7 million in 1999 with the remaining portion of the proceeds used for acquisitions and capital expenditures.

       The Company has historically used cash generated from operating activities and debt to finance capital expenditures and the cash portion of the purchase price of acquisitions. Management plans to continue making significant investments in equipment and to seek appropriate acquisition candidates. However, to fund the Company's continued expansion of operations, additional financing may be necessary. The Company has available a line of credit totaling $10 million (see Note 3 to the Consolidated Financial Statements for additional information). For the foreseeable future, management believes it can fund operations, meet debt service requirements, and make the planned capital expenditures based on the available cash and cash equivalents, cash flow from operations, and lines of credit.

Cash Flows from Operating Activities

       Cash flows from operating activities for the years ended October 31, 1999, 1998 and 1997 were $4.2 million, $4.2 million and $2.0 million.

       The reduction in deferred revenue in the year ended October 31, 1998 was from an acquired company that had previously required advance payments on certain large transactions. Cash flows from operating activities for the fiscal year 1998 compared to 1997 increased primarily due to increased net income, depreciation and amortization, and the improvement in the management of accounts receivable and inventories.

Cash Flows from Investing Activities

       Cash flows used in investing activities were ($4.9) million, ($1.5) million, and ($2.0) million for the years ended October 31, 1999, 1998 and 1997. Cash flows used in investing activities increased in 1999 compared to 1998 due to cash utilized for the purchase of property and equipment including the implementation of a new enterprise-wide resource management system, and the net effect of cash used in the purchase of businesses in 1999 over cash received from the purchase of businesses in 1998. Cash flows used in investing activities decreased in 1998 compared to 1997 as a result of the increase in proceeds from sales of assets and the cash received from acquired businesses. This decrease was partially offset by the additional investment in property and equipment of $1.0 million.

Cash Flows from Financing Activities

       Cash flows (used in) provided by financing activities for the years ended October 31, 1999, 1998 and 1997 were ($6.6) million, $6.1 million and ($1.5)
million. In 1998, as a result of a stock offering, the Company received net proceeds of $14.1 million. As a result of the offering, debt was paid down both in 1999 and in 1998 in the amounts of $5.9 million and $4.7 million. Dividends paid in 1999, 1998 and 1997 were $1.9 million, $1.8 million and $1.6 million.

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

INFORMATION SYSTEMS AND YEAR 2000 ASSESSMENT UPDATE

       Prior to 1999, the Company had put into place a Company-wide program to assess the need to modify or replace portions or all of its information systems to maintain its competitiveness and enable the proper processing of transactions relating to the Year 2000 and beyond. As a result of this assessment, management purchased and is in the implementation phase of a new information system for the printing divisions. This new system encompasses estimating, sales, purchasing, production and financial reporting. Implementation began in 1999 and is expected to be substantially completed by the end of the fiscal Year 2000.

       The Company had completed all system related modifications regarding Year 2000 compliance prior to December 31, 1999 and did not experience any Year 2000 related problems. The foregoing assessments of the Year 2000 are based on information available at the present time. The Company will continue to monitor and evaluate compliance with the Year 2000 date issue.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not applicable.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information relating to the directors of the Company is contained on pages 2 through 4 and page 13 of the Company's definitive Proxy Statement, dated February 17, 2000, with respect to the Annual Meeting of Shareholders to be held on March 20, 2000, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

       The information called for by this item is contained on pages 6 through 10 of the Company's definitive Proxy Statement, dated February 17, 2000, with respect to the Annual Meeting of Shareholders to be held on March 20, 2000, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information called for by this Item is contained on pages 4 and 5 of the Company's definitive Proxy Statement, dated February 17, 2000, with respect to the Annual Meeting of Shareholders to be held on March 20, 2000, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information called for by this Item is contained on page 12 of the Company's definitive Proxy Statement, dated February 17, 2000, with respect to the Annual Meeting of Shareholders to be held on March 20, 2000, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed for this part of the report are filed as a separate section following the signature page. Reference is made to the Audited Consolidated Financial Statements and Schedule II Table of Contents on Page F-1.

       (1)    See Page No. F-1.

       (2) Schedules, other than Schedule II listed on page F-1, are omitted because of the absence of conditions under which they are required.

3.     EXHIBITS

NUMBER        DESCRIPTION                     REFERENCE
------        -----------                     ---------
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

                                              $5,600,000 Term Loan Credit Agreement by and among the
                                              Company and its subsidiaries and PNC Bank, National
                                              Association, dated as of March 13, 1998, together with
                                              promissory note and representative security agreement
                                              attendant thereto, filed as Exhibit 10.1 to Form 10-K dated
                                              January 25, 1999 is incorporated herein by reference.

                                              Agreement of Lease between The Tilson Group and Capitol
                                              Business Equipment, Inc. dated May 18, 1998, regarding 711
                                              Indiana Avenue, Charleston, West Virginia, filed as Exhibit
                                              10.2 to Form 10-K dated January 25, 1999, is incorporated
                                              herein by reference.

                                              Agreement of Lease between Mildred Thompson and Thompson's of Morgantown, Inc. dated May 28, 1998, regarding Kirk and
                                              Chestnut Streets, Morgantown, West Virginia, filed as
                                              Exhibit 10.3 to Form 10-K dated January 25, 1999, is
                                              incorporated herein by reference.

                                              Lease Agreement between The Equitable Life Assurance
                                              Society of the United States and Champion Industries, Inc.,
                                              d/b/a Upton Printing, dated October 27, 1997, regarding
                                              5600 Jefferson Highway, Harahan, Louisiana, filed as
                                              Exhibit 10.4 to Form 10-K dated January 25, 1999, is
                                              incorporated herein by reference.

              Executive Compensation          Company's 1993 Stock Option Plan, effective March 22, 1994,
              Plans and Arrangements          filed as Exhibit 10.14 to Form 10-K dated January 27, 1994, filed January 31, 1994, is incorporated herein by reference.

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

(10.1)                                        Agreement of Lease between ADJ Corp and Champion Industries,
                                              Inc. dated January 1, 1999, regarding Industrial Lane in
                                              Kyle Industrial Park.
                                                                                    Page Exhibit (10.1)-p1
                                                                                    ----------------------

(10.2)                                        $10,000,000 revolving credit agreement by and among the
                                              Company and its subsidiaries and National City Bank dated
                                              as of April 1, 1999.

                                                                                    Page Exhibit (10.2)-p1
                                                                                    ----------------------

(10.3)                                        Lease Agreement dated November 1, 1999 between Randall M.
                                              Schulz, successor trustee of The Butterfield Family Trust
                                              No. 2 and Smith & Butterfield Co., Inc. regarding 2800
                                              Lynch Road, Evansville, Indiana.

                                                                                    Page Exhibit (10.3)-p1
                                                                                    ----------------------

(10.4)                                        Agreement of Lease dated September 25, 1998 between Ronald
                                              H. Scott and Frank J. Scott t/d/b/a St. Clair Leasing Co.
                                              and Interform Corporation, regarding 1901 Mayview Road,
                                              Bridgeville, Pennsylvania.

                                                                                    Page Exhibit (10.4)-p1
                                                                                    ----------------------

(21)          Subsidiaries of the Registrant  Exhibit 21                                Page Exhibit 21-p1

(23)          Consent of Ernst & Young LLP    Exhibit 23                                Page Exhibit 23-p1

(27)          Financial Data Schedule         Exhibit 27                                Page Exhibit 27-p1


(b) Champion filed the following reports on Form 8-K during the last quarter of the period covered by this report:

       None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CHAMPION INDUSTRIES, INC.


                                           By /s/ Marshall T. Reynolds
                                              ----------------------------------
                                           Marshall T. Reynolds
                                           President and Chief Executive Officer


                                           By /s/ Todd R. Fry
                                              ----------------------------------
                                           Todd R. Fry
                                           Chief Financial Officer


                                           Date: January 25, 2000

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.


    SIGNATURE AND TITLE                                       DATE


    /s/ Robert H. Beymer                                      January 25, 2000
    ---------------------------------------------
    Robert H. Beymer, Director


    /s/ Philip E. Cline                                       January 20, 2000
    ---------------------------------------------
    Philip E. Cline, Director


    /s/ Harley F. Mooney, Jr.                                 January 19, 2000
    ---------------------------------------------
    Harley F. Mooney, Jr., Director


    /s/ Todd L. Parchman                                      January 20, 2000
    ---------------------------------------------
    Todd L. Parchman, Director


    /s/ A. Michael Perry                                      January 21, 2000
    ---------------------------------------------
    A. Michael Perry, Director


    /s/ Marshall T. Reynolds                                  January 25, 2000
    ---------------------------------------------
    Marshall T. Reynolds, Director


    /s/ Neal W. Scaggs                                        January 18, 2000
    ---------------------------------------------
    Neal W. Scaggs, Director


    /s/ Glenn W. Wilcox, Sr.                                  January 19, 2000
    ---------------------------------------------
    Glenn W. Wilcox, Sr., Director

                            CHAMPION INDUSTRIES, INC.

             Audited Consolidated Financial Statements and Schedule

                                October 31, 1999

CONTENTS

Report of Independent Auditors (Item 8)......................................F-2

Audited Consolidated Financial Statements and Schedule (Item 8)

      Consolidated Balance Sheets............................................F-3

      Consolidated Income Statements.........................................F-5

      Consolidated Statements of Shareholders' Equity........................F-6

      Consolidated Statements of Cash Flows..................................F-7

      Notes to Consolidated Financial Statements.............................F-8

      Schedule II--Valuation and Qualifying Accounts (Item 14a).............F-22

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Champion Industries, Inc.

We have audited the accompanying consolidated balance sheets of Champion Industries, Inc. and Subsidiaries as of October 31, 1999 and 1998, and the related consolidated income statements, statements of shareholders' equity, and cash flows for each of the three years in the period ended October 31, 1999. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champion Industries, Inc. and Subsidiaries at October 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                             /s/ Ernst & Young LLP

Charleston, West Virginia
December 19, 1999

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                                       OCTOBER 31,
                                                                                              1999                      1998
                                                                                         ---------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                             $    2,463,554           $    9,773,193
   Accounts receivable, net of allowance of $1,448,000 and $1,329,000                        24,041,919               21,234,593
   Inventories                                                                               14,072,694               12,760,204
   Other current assets                                                                         828,189                  478,306
   Deferred income tax assets                                                                   849,181                  935,004
                                                                                         ---------------------------------------
Total current assets                                                                         42,255,537               45,181,300

Property and equipment, at cost:
   Land                                                                                         984,889                  984,889
   Buildings and improvements                                                                 6,308,530                5,564,062
   Machinery and equipment                                                                   32,861,577               29,195,512
   Equipment under capital leases                                                             1,600,000                2,137,400
   Furniture and fixtures                                                                     2,353,191                1,943,399
   Vehicles                                                                                   2,621,696                2,438,462
                                                                                         ---------------------------------------
                                                                                             46,729,883               42,263,724
Less accumulated depreciation                                                               (20,667,666)             (17,335,378)
                                                                                         ---------------------------------------
                                                                                             26,062,217               24,928,346

Cash surrender value of officers' life insurance                                                956,769                  935,169
Goodwill, net of accumulated amortization                                                     3,317,849                3,026,106
Other assets                                                                                    728,833                  434,407
                                                                                         ---------------------------------------
                                                                                              5,003,451                4,395,682
                                                                                         ---------------------------------------
Total assets                                                                              $  73,321,205            $  74,505,328
                                                                                         =======================================



See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                                                          OCTOBER 31,
                                                                     1999             1998
                                                                  ----------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $ 3,521,282      $ 3,175,743
   Accrued payroll and commissions                                  1,768,345        1,541,586
   Taxes accrued and withheld                                         905,854          597,886
   Accrued income taxes                                               677,119          175,202
   Accrued expenses                                                   885,864          716,582
   Current portion of long-term debt:
      Notes payable                                                 3,607,354        3,477,473
      Capital lease obligations                                       316,598          388,954
                                                                  ----------------------------
Total current liabilities                                          11,682,416       10,073,426

Long-term debt, net of current portion:
   Notes payable                                                    9,222,191       12,966,038
   Capital lease obligations                                          710,433        1,026,517
Deferred income tax liabilities                                     4,318,571        4,341,150
Other liabilities                                                     827,725          788,462
                                                                  ----------------------------
Total liabilities                                                  26,761,336       29,195,593

Commitments and contingencies

Shareholders' equity:
   Common stock, $1 par value, 20,000,000 shares authorized;
     9,713,913 shares issued and outstanding                        9,713,913        9,713,913
   Additional paid-in capital                                      22,242,047       22,242,047
   Retained earnings                                               14,603,909       13,353,775
                                                                  ----------------------------
Total shareholders' equity                                         46,559,869       45,309,735
                                                                  ----------------------------
Total liabilities and shareholders' equity                        $73,321,205      $74,505,328
                                                                  ============================



See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                         Consolidated Income Statements

                                                                         YEAR ENDED OCTOBER 31,
                                                       1999                       1998                       1997
                                                  ---------------------------------------------------------------------
Revenues:
   Printing                                       $   92,404,925             $   95,002,726             $   87,978,709
   Office products and office furniture               31,953,877                 28,058,762                 20,405,929
                                                  ---------------------------------------------------------------------
Total revenues                                       124,358,802                123,061,488                108,384,638

Cost of sales:
   Printing                                           65,021,151                 66,699,561                 59,849,596
   Office products and office furniture               21,763,787                 18,615,734                 13,289,403
                                                  ---------------------------------------------------------------------
Total cost of sales                                   86,784,938                 85,315,295                 73,138,999

Gross Profit                                          37,573,864                 37,746,193                 35,245,639

Selling, general and administrative expenses          31,387,527                 29,871,573                 28,079,009
                                                  ---------------------------------------------------------------------
Income from operations                                 6,186,337                  7,874,620                  7,166,630

Other income (expense):
   Interest income                                       157,691                    244,753                     20,116
   Interest expense                                   (1,228,157)                (1,507,387)                (1,586,418)
   Other                                                 210,912                    241,392                    737,097
                                                  ---------------------------------------------------------------------
                                                        (859,554)                (1,021,242)                  (829,205)
                                                  ---------------------------------------------------------------------
Income before income taxes                             5,326,783                  6,853,378                  6,337,425
Income taxes                                          (2,133,872)                (2,702,274)                (2,570,644)
                                                  ---------------------------------------------------------------------
Net income                                        $    3,192,911             $    4,151,104             $    3,766,781
                                                  =====================================================================

Earnings per share:
   Basic                                                   $0.33                      $0.45                     $0.45
   Diluted                                                  0.33                       0.45                      0.45

Dividends paid per share                                    0.20                       0.20                      0.19

Weighted average shares outstanding:
   Basic                                               9,714,000                  9,142,000                 8,383,000
   Diluted                                             9,714,000                  9,172,000                 8,441,000



See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity


                                                         COMMON STOCK              ADDITIONAL
                                                  ---------------------------       PAID-IN         RETAINED
                                                    SHARES         AMOUNT           CAPITAL         EARNINGS          TOTAL
                                                  ------------------------------------------------------------------------------
Balance, October 31, 1996                         8,382,682     $  8,382,682     $  7,442,502     $  8,815,536     $ 24,640,720

   Net income for 1997                                    -                -                -        3,766,781        3,766,781
   Dividends ($0.19 per share)                            -                -                -       (1,567,803)      (1,567,803)
   Stock options exercised                            2,441            2,441           11,310                -           13,751
   Cash paid in lieu of fractional shares              (193)            (193)          (3,484)               -           (3,677)

                                                  ------------------------------------------------------------------------------
Balance, October 31, 1997                         8,384,930        8,384,930        7,450,328       11,014,514       26,849,772

   Net income for 1998                                    -                -                -        4,151,104        4,151,104
   Dividends ($0.20 per share)                            -                -                -       (1,811,843)      (1,811,843)
   Stock issued in acquisitions                     193,397          193,397        1,564,894                -        1,758,291
   Stock options exercised                           43,593           43,593          184,274                -          227,867
   Stock offering, net of issuance expenses       1,091,993        1,091,993       13,042,551                -       14,134,544
                                                  ------------------------------------------------------------------------------

Balance, October 31, 1998                         9,713,913        9,713,913       22,242,047       13,353,775       45,309,735

   Net income for 1999                                    -                -                -        3,192,911        3,192,911
   Dividends ($0.20 per share)                            -                -                -       (1,942,777)      (1,942,777)
                                                  ------------------------------------------------------------------------------

Balance, October 31, 1999                         9,713,913     $  9,713,913     $ 22,242,047     $ 14,603,909     $ 46,559,869
                                                  ==============================================================================





See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                YEAR ENDED OCTOBER 31,
                                                                 1999                    1998                    1997
                                                             -------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $  3,192,911            $  4,151,104            $  3,766,781
Adjustments to reconcile net income to cash
   provided by operating activities:
      Depreciation and amortization                             3,892,312               3,620,925               3,179,515
      Loss (gain) on sale of assets                                41,004                 (52,914)               (371,041)
      Deferred income taxes                                        33,436                 616,334                 334,409
      Deferred compensation                                        18,190                  56,894                  82,285
      Bad debt expense                                            529,747                 274,191                 373,165
      Changes in assets and liabilities:
         Accounts receivable                                   (2,971,599)               (646,319)             (2,063,815)
         Inventories                                           (1,197,359)               (489,321)             (1,758,510)
         Other current assets                                    (347,433)               (164,028)                152,345
         Accounts payable                                         (86,112)             (1,038,947)                236,195
         Accrued payroll                                          205,028                (628,118)                616,772
         Taxes accrued and withheld                               290,324                 (58,872)               (235,161)
         Accrued income taxes                                     501,917                (264,549)               (946,031)
         Deferred revenue                                               -              (1,059,975)                      -
         Accrued expenses                                         118,853                (108,610)             (1,383,537)
                                                             -------------------------------------------------------------
Net cash provided by operating activities                       4,221,219               4,207,795               1,983,372

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                             (4,078,328)             (3,195,260)             (2,163,775)
Proceeds from sales of assets                                     301,454                 513,282                 163,103
Businesses acquired, net of cash received                        (788,941)              1,159,356                 254,676
Change in other assets                                           (342,755)                 33,798                (297,364)
                                                             -------------------------------------------------------------
Net cash used in investing activities                          (4,908,570)             (1,488,824)             (2,043,360)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments) borrowings on notes payable                              -              (2,758,757)              1,575,000
Proceeds from long-term debt                                       45,613               1,815,465               1,306,919
Principal payments on long-term debt                           (4,725,124)             (5,465,344)             (2,812,791)
Dividends paid                                                 (1,942,777)             (1,811,843)             (1,567,803)
Proceeds from stock offering, net of issuance expenses                  -              14,134,544                       -
Proceeds for exercise of stock options                                  -                 227,867                  13,751
Cash paid in lieu of fractional shares                                  -                       -                  (3,677)
                                                             -------------------------------------------------------------
Net cash (used in) provided by financing activities            (6,622,288)              6,141,932              (1,488,601)
                                                             -------------------------------------------------------------
Net (decrease) increase in cash                                (7,309,639)              8,860,903              (1,548,589)
Cash and cash equivalents at beginning of year                  9,773,193                 912,290               2,460,879
                                                             -------------------------------------------------------------
Cash and cash equivalents at end of year                     $  2,463,554            $  9,773,193            $    912,290
                                                             =============================================================



See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Champion conform to accounting principles generally accepted in the United States. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. The following is a summary of the more significant accounting and reporting policies.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements of Champion Industries, Inc. and Subsidiaries (the "Company") include the accounts of The Chapman Printing Company, Inc., Bourque Printing, Inc., Dallas Printing Company, Inc., Stationers, Inc., Carolina Cut Sheets, Inc., U.S. Tag & Ticket Company, Inc., Donihe Graphics, Inc., Smith and Butterfield Co., Inc., The Merten Company, Interform Corporation, Blue Ridge Printing Co., Inc., CHMP Leasing, Inc., Rose City Press, Capitol Business Equipment, Inc. Thompson's of Morgantown, Inc., and Independent Printing Service, Inc.

Significant intercompany transactions have been eliminated in consolidation.

CASH EQUIVALENTS

Cash and cash equivalents consist principally of cash on deposit with banks, repurchase agreements for government securities, and a money market account, all highly liquid investments with an original maturity of three months or less. At October 31, 1999 and 1998, the Company held overnight repurchase agreements for $2,228,000 and $1,686,000 of government securities with stated interest rates of 3.85% and 4.07%. In addition, at October 31, 1998, the Company had invested $5,238,000 in a money market account with a national financial institution that earned 4.94% during October 1998.

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

              Buildings and improvements           5 - 40 years
              Machinery and equipment              5 - 10 years
              Furniture and fixtures               5 - 10 years
              Vehicles                             3 - 5 years

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

The Company leases certain equipment under financing agreements that are classified as capital leases. These leases are for a term of five years and contain purchase options at the end of the original lease term. Amortization of assets recorded under capital lease agreements is included in depreciation expense.

Major renewals, betterments, and replacements are capitalized while maintenance and repair costs are charged to operations as incurred. Upon the sale or disposition of assets, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in income. Depreciation expense approximated $3,674,000, $3,432,000, and $3,021,000 for the years ended October 31, 1999, 1998 and 1997.

GOODWILL

The excess cost over fair value of net assets of acquired businesses, goodwill, is being amortized by the straight-line method over 10 to 30 years. The carrying value of goodwill is evaluated periodically for impairment. This evaluation includes the review of operating performance and estimated future undiscounted cash flows of the underlying businesses. Any impairment loss is recognized in the period when it is determined that the carrying value of the goodwill may not be recoverable. Accumulated amortization at October 31, 1999 and 1998 approximated $1,253,000 and $1,093,000. Amortization expense approximated $160,000, $137,000, and $132,000 for the years ended October 31, 1999, 1998 and
1997.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense for the years ended October 31, 1999, 1998 and 1997 approximated $693,000, $650,000 and
$646,000.

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

EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The effect of dilutive stock options increased weighted average shares outstanding by 500, 30,000 and 58,000 for the years ended October 31, 1999, 1998 and 1997.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

SEGMENT INFORMATION

In 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 supercedes SFAS 14, "Financial Reporting For Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information (see "Segment Information" Note10).

COMPREHENSIVE INCOME

In 1999, the Company adopted SFAS 130, "Reporting Comprehensive Income". SFAS 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The adoption of this standard did not affect the Company's financial statements.

COST OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

The Company adopted American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires that certain external costs and internal payroll and payroll-related costs be capitalized during the application development and implementation stages of a software development project and amortized over the software's useful life. Training and research and development costs are to be expensed as incurred.

RECLASSIFICATIONS

Certain prior-year amounts have been reclassified to conform to the current-year Financial Statement presentation.

2. INVENTORIES

Inventories consisted of the following:

                                                                         OCTOBER 31,
                                                                1999                     1998
                                                         --------------------------------------------
Printing:
   Raw materials                                            $  3,267,880              $  3,117,249
   Work in process                                             2,357,856                 2,112,007
   Finished goods                                              4,205,061                 3,621,439
Office products and office furniture                           4,241,897                 3,909,509
                                                         --------------------------------------------
                                                            $ 14,072,694              $ 12,760,204
                                                         ============================================

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

3. LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                                  OCTOBER 31,
                                                                            1999              1998
                                                                         -----------------------------
Unsecured term notes payable to a bank, due in monthly
   principal installments of $148,810 plus interest at the prime
   rate with the last note maturing April 2004                           $ 8,035,714       $13,593,658
Installment notes payable to banks, due in monthly installments totaling $76,530 with interest rates approximating the bank's prime rate and the last note maturing October 2005,
   collateralized by equipment, vehicles, inventory, and accounts
   receivable                                                              2,444,181         2,141,994
Unsecured installment notes payable to banks, due in monthly installments totaling $1,700, with interest rates approximating
   the bank's prime rate, with the last note maturing June 1999                    -            13,133
Mortgage note payable to a bank, due in monthly installments of
   $11,000, including interest at the prime rate with the note
   maturing November 2005, collateralized by real estate                           -           694,726
Unsecured installment notes payable to a bank, due in monthly installments of $82,921, plus interest at a fixed rate with the
   note maturing May 2002, collateralized by real estate                   2,349,650                 -
Capital lease obligations, due in monthly installments totaling
   $32,017 including interest at the bank's prime rate through
   October 2002                                                            1,027,031         1,415,471
                                                                         -----------------------------
                                                                          13,856,576        17,858,982
Less current portion                                                       3,923,952         3,866,427
                                                                         -----------------------------
Long-term debt, net of current portion                                   $ 9,932,624       $13,992,555
                                                                         =============================

The unsecured term note agreements contain restrictive financial covenants requiring the Company to maintain certain financial ratios.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

Maturities of long-term debt for each of the next five years follows:

                                                  NOTES                   CAPITAL
                                                 PAYABLE                   LEASES                   TOTAL
                                              ----------------------------------------------------------------
2000                                            $ 3,607,354              $  316,598               $ 3,923,952
2001                                              3,309,580                 341,661                 3,651,241
2002                                              2,684,637                 368,772                 3,053,409
2003                                              1,991,086                       -                 1,991,086
2004                                              1,107,649                       -                 1,107,649
Thereafter                                          129,239                       -                   129,239
                                              ----------------------------------------------------------------
                                                $12,829,545              $1,027,031               $13,856,576
                                              ================================================================


The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at interest rates at LIBOR plus 1% to 1.5%. The line of credit expires in January 2002 and contains certain restrictive financial covenants. There were no borrowings outstanding under this facility at October 31, 1999.

The prime rate, the base interest rate on the above loans, approximated 8.25% and 8.0% at October 31, 1999 and 1998. Interest paid during the years ended October 31, 1999, 1998 and 1997 approximated $1,230,000, $1,588,000 and
$1,511,000.

The Company's non-cash activities for 1999 and 1998 included equipment purchases of approximately $589,000 and $579,000, which were financed by a bank.

4. EMPLOYEE BENEFIT PLANS

The Company had a Profit Sharing Plan that covered all eligible employees and qualified as a Savings Plan under Section 401(k) of the Internal Revenue Code. Effective January 1, 1998, the Profit Sharing Plan was merged into The Champion Industries, Inc. 401(k) Plan (the "Plan"). The Plan covers all eligible employees who satisfy the age and service requirements. Each participant may elect to contribute up to 15% of annual compensation, and the Company is obligated to contribute 100% of the participant's contribution not to exceed 2% of the participant's annual compensation. The Company may make discretionary contributions to the Plan. The Company's expense under these Plans was approximately $369,000, $311,000 and $158,000 for the years ended October 31, 1999, 1998 and 1997.

The Company's 1993 Stock Option Plan provides for the granting of both incentive and non-qualified stock options to management personnel for up to 762,939 shares of the Company's common stock. The option price per share for incentive stock options shall not be lower than the fair market value of the common stock at the date of grant. The option price per share for non-qualified stock options shall be at such price as the Compensation Committee of the Board of Directors may determine at its sole discretion. All options to date are incentive stock options. Exercise prices for

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES options outstanding as of October 31, 1999 ranged from $6.88 to $18.50. Options vest immediately and may be exercised within five years from the date of grant. The weighted average remaining contractual life of those options is 2.3 years. A summary of the Company's stock option activity and related information for the years ended October 31 follows:

                                                               WEIGHTED                    WEIGHTED                    WEIGHTED
                                                                AVERAGE                    AVERAGE                     AVERAGE
                                                               EXERCISE                    EXERCISE                    EXERCISE
                                               1999              PRICE         1998         PRICE        1997           PRICE
                                        -----------------------------------------------------------------------------------------
Outstanding-beginning of year                   158,424         $15.89          179,532      $12.52       146,973       $11.12
Granted                                          43,000           6.88           42,000       18.50        35,000        17.90
Exercised                                             -           -             (43,593)       6.30        (2,441)        5.63
Forfeited                                       (20,562)         13.07          (19,515)      11.88             -         -
                                        -------------------             ------------------          -----------------
Outstanding-end of year                         180,862          13.94          158,424       15.89       179,532        12.52
                                        ===================             ==================          =================
Weighted average fair value of
   options granted during the year             $   1.83                        $   4.51                  $   4.63
                                        ===================             ==================          =================


The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.00%, 6.00% and 6.04%; dividend yields of 2.91%, 1.08% and 1.10%; volatility factors of the expected market price of the Company's common stock of 32.5%, 21.2% and 23.6%; and a weighted-average expected life of the option of 4 years.

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

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

The following pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is expensed in the year granted since the options vest immediately. The Company's pro forma information for the years ended October 31 follows:

                                                                 1999                    1998                    1997
                                                           ---------------------------------------------------------------------
   Pro forma net income                                         $  3,114,000         $     3,962,000         $     3,605,000
                                                           =====================================================================
   Pro forma basic and diluted earnings per share               $       0.32         $          0.43         $          0.43
                                                           =====================================================================


The Company has deferred compensation agreements with two employees of Blue Ridge Printing Co., Inc. providing for payments totaling approximately $1,000,000 over a ten year period after retirement. The Company had accrued approximately $651,000 and $609,000 at October 31, 1999 and 1998 relating to these agreements. The amount expensed for these agreements for the years ended October 31, 1999, 1998 and 1997 approximated $42,000, $53,000, and $82,000. To assist in funding the deferred compensation agreements, the Company has invested in life insurance policies which had cash surrender values of $500,000 at October 31, 1999 and 1998.

5. INCOME TAXES

Income taxes consisted of the following:

                                                               YEAR ENDED OCTOBER 31,
                                                1999                    1998                    1997
                                            -----------------------------------------------------------------
   Current expense:
      Federal                                 $   1,655,446            $  1,662,406           $   1,783,878
      State                                         444,990                 423,534                 452,357
   Deferred expense                                  33,436                 616,334                 334,409
                                            -----------------------------------------------------------------
                                              $   2,133,872            $  2,702,274           $   2,570,644
                                            =================================================================

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

Deferred tax assets and liabilities are as follows:

                                                                                               OCTOBER 31,
                                                                                       1999                    1998
                                                                                -------------------------------------------
   Assets:
      Allowance for doubtful accounts                                            $      579,214           $     531,611
      Deferred compensation                                                             260,212                 243,412
      Net operating loss carryforward of acquired companies                              81,334                 253,461
      Accrued vacation                                                                  187,042                 207,693
      Other accrued liabilities                                                         100,417                 117,995
                                                                                -------------------------------------------
   Gross deferred tax assets                                                          1,208,219               1,354,172

   Liabilities:
      Property and equipment                                                          4,633,174               4,631,527
      Other assets                                                                       44,435                 128,791
                                                                                -------------------------------------------
      Gross deferred liability                                                        4,677,609               4,760,318
                                                                                -------------------------------------------
   Net deferred tax liabilities                                                   $   3,469,390           $   3,406,146
                                                                                ===========================================


A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                                           YEAR ENDED OCTOBER 31,
                                                                  1999              1998              1997
                                                             -----------------------------------------------------
   Statutory federal income tax rate                               34.0%             34.0%             34.0%
   State taxes, net of federal benefit                              5.5               4.1               4.7
   Other                                                            0.6               1.3               1.9
                                                             -----------------------------------------------------
   Effective tax rate                                              40.1%             39.4%             40.6%
                                                             =====================================================


Income taxes paid during the years ended October 31, 1999, 1998 and 1997 approximated 1,755,000, $2,393,000 and $3,024,000.

The Company has available for income tax purposes net operating loss carryforwards from acquired companies of approximately $1,619,000, of which $622,000 expires in 2011, $899,000 in 2012 and $98,000 in 2013.

6. RELATED PARTY TRANSACTIONS AND OPERATING LEASE COMMITMENTS

The Company leases operating facilities from entities controlled by its President, his family and affiliates. The terms of these leases, which are accounted for as operating leases, range from five to fifteen years.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

A summary of significant related party transactions follows:

                                                                                      YEAR ENDED OCTOBER 31,
                                                                          1999                 1998                 1997
                                                                    --------------------------------------------------------------
      Rent expense paid to affiliated entities for
         operating facilities                                             $  428,000          $   363,000          $   363,000
      Sales of office products, office furniture and
         printing services to affiliated entities                            667,000              447,000              462,000

Historically, the Company either purchased a new vehicle or entered into a new vehicle lease with unrelated entities. These leases are on a month-to-month basis. Other vehicle rent expense to unrelated entities totaled $168,000, $231,000 and $262,000 for the years ended October 31, 1999, 1998 and 1997.

In addition, the Company leases property and equipment from unrelated entities under operating leases. Rent expense amounted to $742,000, $779,000 and $489,000 for the years ended October 31, 1999, 1998 and 1997.

Under the terms and conditions of the above-mentioned leases, the Company pays all taxes, assessments, maintenance, repairs or replacements, utilities and insurance.

Future minimum rental commitments for all noncancelable operating leases with initial terms of one year or more consisted of the following at October 31, 1999:

         2000                                  $   1,045,000
         2001                                        967,000
         2002                                        754,000
         2003                                        617,000
         2004                                        418,000
         Thereafter                                  526,000
                                            --------------------
                                               $   4,327,000
                                            ====================


In order to minimize premium costs, the Company participates in a self-insurance program for employee health care benefits with affiliates controlled by its President. The Company is allocated costs based on its proportionate share to provide such benefits to its employees. The Company's expense related to this program for the years ended October 31, 1999, 1998 and 1997 was approximately $1,961,000, $2,049,000 and $1,960,000.

7. DEFERRED GAIN

On August 30, 1991, Stationers, Inc. sold assets of its retail bookstore consisting primarily of inventory and fixtures. The assets sold represented a separate area of Stationers' retail location and thus the transaction was considered to be a disposal of a portion of a product line incident to the

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES evolution of its overall business. Stationers, Inc. unconditionally guaranteed a bank loan of the purchaser amounting to $600,000. Accordingly, the gain from the sale of $591,835 was deferred and recognized as the purchaser made payments on the purchaser's bank loan and the note receivable. In 1997, Stationers was released from this guarantee, and the remaining gain was recognized. The gain recognized for the year ended October 31, 1997 was $330,000.

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

9. ACQUISITIONS

On November 30, 1999, the Company acquired all of the issued and outstanding common stock of Diez Business Machines, Inc. of Gonzales, Louisiana. This transaction was accounted for under the purchase method of accounting.

On July 16, 1999, the Company acquired certain assets and assumed certain liabilities of AIM Printing of Knoxville, Tennessee. On June 1, 1999, the Company acquired all of the issued and outstanding common stock of Independent Printing Service, Inc. of Evansville, Indiana. These transactions were accounted for under the purchase method of accounting.

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

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

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

The following summarizes the unaudited consolidated pro forma results of operations for the year ended October 31, 1997, assuming the acquisition of Interform, accounted for under the purchase method, had been consummated at the beginning of the year.

            Revenues                                                 $  113,710,000
            Net income                                                 $  3,661,000
            Diluted earnings per share                                      $  0.43
            Diluted weighted average shares outstanding                   8,441,000

10. INDUSTRY SEGMENT INFORMATION

In 1999, the Company adopted SFAS 131. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company evaluates the performance of its segments based on an operating profit basis prior to interest expense, interest income or other income.

The Company operates principally in two industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms); and the sale of office products and office furniture including interior design services. The Company employs

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES approximately 900 people, approximately 90 of whom are covered by a collective bargaining agreement which expires on May 31, 2001. The Company believes its relations with employees is satisfactory.

The table below presents information about reported segments for the years ending October 31:

                                                                                    OFFICE PRODUCTS
         1999                                            PRINTING                     & FURNITURE                      TOTAL
         ----                                        ---------------------------------------------------------------------------
         Revenues                                     $ 101,162,938                  $ 34,033,078                 $ 135,196,016

         Elimination of intersegment revenue             (8,758,013)                   (2,079,201)                  (10,837,214)
                                                     ---------------------------------------------------------------------------

         Consolidated revenues                        $  92,404,925                  $ 31,953,877                 $ 124,358,802
                                                     ===========================================================================

         Operating income                                 4,451,565                     1,734,772                     6,186,337

         Depreciation & amortization                      3,648,497                       243,815                     3,892,312

         Capital expenditures                             3,884,818                       193,510                     4,078,328

         Identifiable assets                             58,155,475                    15,165,730                    73,321,205

                                                                                    OFFICE PRODUCTS
         1998                                            PRINTING                     & FURNITURE                      TOTAL
         ----                                        ---------------------------------------------------------------------------

         Revenues                                     $ 101,634,492                  $ 31,620,682                 $ 133,255,174

         Elimination of intersegment revenue             (6,631,766)                   (3,561,920)                  (10,193,686)
                                                     ---------------------------------------------------------------------------

         Consolidated revenues                         $ 95,002,726                  $ 28,058,762                 $ 123,061,488
                                                     ===========================================================================

         Operating income                                 5,947,416                     1,927,204                     7,874,620

         Depreciation & amortization                      3,306,724                       314,201                     3,620,925

         Capital expenditures                             3,048,842                       146,418                     3,195,260

         Identifiable assets                             61,904,800                    12,600,528                    74,505,328

                                                                                    OFFICE PRODUCTS
         1997                                            PRINTING                     & FURNITURE                      TOTAL
         ----                                        ---------------------------------------------------------------------------

         Revenues                                      $ 94,231,554                  $ 23,997,849                 $ 118,229,403

         Elimination of intersegment revenue             (6,252,845)                   (3,591,920)                   (9,844,765)
                                                     ---------------------------------------------------------------------------

         Consolidated revenues                         $ 87,978,709                  $ 20,405,929                 $ 108,384,638
                                                     ===========================================================================

         Operating income                                 6,065,034                     1,101,596                     7,166,630

         Depreciation & amortization                      2,955,739                       223,776                     3,179,515

         Capital expenditures                             1,812,896                       350,879                     2,163,775

         Identifiable assets                             52,577,247                     7,768,466                    60,345,713

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

A reconciliation of total segment revenue, assets and operating income to consolidated income before income taxes for the years ending October 31, 1999, 1998 and 1997 is as follows:

                                                 1999                1998                1997
                                            -------------------------------------------------------
Revenues:
  Total segment revenues                     $ 135,196,016       $ 133,255,174       $ 118,229,403
  Elimination of intersegment revenue          (10,837,214)        (10,193,686)         (9,844,765)
                                            -------------------------------------------------------
  Consolidated revenue                       $ 124,358,802       $ 123,061,488       $ 108,384,638
                                            =======================================================

Operating Income:
  Total segment operating income             $   6,186,337       $   7,874,620       $   7,166,630

  Interest income                                  157,691             244,753              20,116

  Interest expense                              (1,228,157)         (1,507,387)         (1,586,418)

  Other income                                     210,912             241,392             737,097
                                            -------------------------------------------------------

Consolidated income before income taxes      $   5,326,783       $   6,853,378       $   6,337,425
                                            =======================================================

Identifiable assets:
  Total segment identifiable assets          $  73,321,205       $  74,505,328       $  60,345,713
  Elimination of intersegment assets                     -                   -                   -
                                            -------------------------------------------------------

  Total consolidated assets                  $  73,321,205       $  74,505,328       $  60,345,713
                                            =======================================================


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

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended October 31, 1999 and 1998.

                       FIRST               SECOND              THIRD              FOURTH
                      QUARTER             QUARTER             QUARTER             QUARTER
                   -------------------------------------------------------------------------
REVENUES
     1999           $29,230,000         $30,874,000         $30,037,000         $34,217,000
     1998            29,634,000          31,181,000          30,765,000          31,481,000

GROSS PROFIT
     1999           $ 8,621,000         $ 9,807,000         $ 8,915,000         $10,230,000
     1998             8,366,000           9,755,000           9,168,000          10,457,000

NET INCOME
     1999           $   855,000         $ 1,136,000         $   256,000         $   945,000
     1998               797,000           1,021,000           1,021,000           1,312,000

EARNINGS PER SHARE
Basic
     1999           $       .09         $       .12         $       .03         $        10
     1998                   .10                 .12                 .11                 .14

Diluted
     1999           $       .09         $       .12         $       .03         $       .10
     1998                   .09                 .12                 .11                 .14

WEIGHTED AVERAGE
  SHARES OUTSTANDING
Basic
     1999             9,714,000           9,714,000           9,714,000           9,714,000
     1998             8,386,000           8,819,000           9,647,000           9,708,000

Diluted
     1999             9,714,000           9,714,000           9,716,000           9,714,000
     1998             8,437,000           8,856,000           9,674,000           9,711,000

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES



                                   Schedule II

                        Valuation and Qualifying Accounts

                   Years Ended October 31, 1999, 1998 and 1997

                                                                              ADDITIONS
                                             BALANCE AT        BALANCES OF    CHARGED TO                           BALANCE
                                             BEGINNING          ACQUIRED       COSTS AND                           AT END
            DESCRIPTION                      OF PERIOD          COMPANIES      EXPENSES      DEDUCTIONS (1)       OF PERIOD
----------------------------------------------------------------------------------------------------------------------------

1999
----

Allowance for doubtful accounts              $1,329,027           $19,236      $529,747       ($429,976)         $1,448,034

1998
----

Allowance for doubtful accounts              $1,139,985           $59,515      $274,191       ($144,664)         $1,329,027

1997
----

Allowance for doubtful accounts                $548,284          $314,313      $373,165        ($95,777)         $1,139,985


(1) Uncollectable accounts written off, net of recoveries