Form 10-Q
period 2000-01-31
CHAMPION INDUSTRIES INC
filed 2000-03-14
CIK 19149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000      Commission File No. 0-21084

                   ------------------------------------------


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

                   ------------------------------------------

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

     9,713,913 shares of common stock of the Registrant were outstanding at January 31, 2000.

                            CHAMPION INDUSTRIES, INC.

                                      INDEX

                                                                                                                   PAGE NO.
Part I.    Financial Information

      Item 1.    Financial Statements

           Consolidated Balance Sheets................................................................................2

           Consolidated Income Statements.............................................................................4

           Consolidated Statements of Cash Flows......................................................................5

           Notes to Consolidated Financial Statements.................................................................6

      Item 2.    Management's Discussion and Analysis of Financial Condition

                 and Results of Operations ..........................................................................11

Part II.   Other Information

      Item 6.    Exhibits and Reports on Form 8-K....................................................................16

Signatures...........................................................................................................17

Exhibit Index........................................................................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

   ASSETS                                                                                JANUARY 31,       OCTOBER 31,
                                                                                            2000               1999
                                                                                      ------------------------------------
   Current assets:
      Cash and cash equivalents                                                          $   2,763,147        $ 2,463,554
      Accounts receivable, net of allowance of
      $1,576,000 and $1,448,000                                                             20,922,570         24,041,919
      Inventories                                                                           13,672,530         14,072,694
      Other current assets                                                                   1,266,474            828,189
      Deferred income tax assets                                                               849,181            849,181
                                                                                      ------------------------------------
          Total current assets                                                              39,473,902         42,255,537


   Property and equipment, at cost:
      Land                                                                                     984,889            984,889
      Buildings and improvements                                                             6,377,296          6,308,530
      Machinery and equipment                                                               33,340,816         32,861,577
      Equipment under capital leases                                                         1,600,000          1,600,000
      Furniture and fixtures                                                                 2,387,806          2,353,191
      Vehicles                                                                               2,789,951          2,621,696
                                                                                      ------------------------------------
                                                                                            47,480,758         46,729,883
            Less accumulated depreciation                                                  (21,604,410)       (20,667,666)
                                                                                      ------------------------------------
                                                                                            25,876,348         26,062,217

   Cash surrender value of officers' life insurance                                            962,169            956,769
   Goodwill, net of accumulated amortization                                                 3,590,289          3,317,849
   Other assets                                                                                877,738            728,833
                                                                                      ------------------------------------
                                                                                             5,430,196          5,003,451
                                                                                      ------------------------------------
            Total assets                                                                  $ 70,780,446        $73,321,205
                                                                                      ====================================


                 See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                   (Unaudited)


    LIABILITIES AND SHAREHOLDERS' EQUITY                                                 JANUARY 31,       OCTOBER 31,
                                                                                            2000               1999
                                                                                      ------------------------------------
    Current liabilities:
       Accounts payable                                                                  $   2,786,644         $3,521,282
       Accrued payroll                                                                       1,422,419          1,768,345
       Taxes accrued and withheld                                                              947,765            905,854
       Accrued income taxes                                                                    323,615            677,119
       Accrued expenses                                                                        753,454            885,864
       Current portion of long-term debt:
         Notes payable                                                                       3,604,000          3,607,354
         Capital lease obligations                                                             316,598            316,598
                                                                                      ------------------------------------
             Total current liabilities                                                      10,154,495         11,682,416

    Long-term debt, net of current portion:
       Notes payable                                                                         8,572,319          9,222,191
       Capital lease obligations                                                               601,516            710,433
    Deferred income tax liability                                                            4,318,571          4,318,571
    Other liabilities                                                                          807,419            827,725
                                                                                      ------------------------------------
             Total liabilities                                                              24,454,320         26,761,336

    Shareholders' equity:
       Common stock, $1 par value, 20,000,000 shares authorized;
         9,713,913 shares issued and outstanding                                             9,713,913          9,713,913
       Additional paid-in capital                                                           22,242,047         22,242,047
       Retained earnings                                                                    14,370,166         14,603,909
                                                                                      ------------------------------------
    Total shareholders' equity                                                              46,326,126         46,559,869
                                                                                      ------------------------------------
             Total liabilities and shareholders' equity                                   $ 70,780,446        $73,321,205
                                                                                      ====================================

                 See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                                                           THREE MONTHS ENDED
                                                                                               JANUARY 31,
                                                                                           2000              1999
                                                                                   ------------------------------------
      Revenues:
         Printing                                                                       $23,841,983       $21,911,733
         Office products and office furniture                                             7,790,543         7,318,733
                                                                                   ------------------------------------
               Total revenues                                                            31,632,526        29,230,466

      Cost of sales:
         Printing                                                                        17,763,859        15,706,372
         Office products and office furniture                                             5,235,476         4,902,808
                                                                                   ------------------------------------
               Total cost of sales                                                       22,999,335        20,609,180
                                                                                   ------------------------------------
      Gross profit                                                                        8,633,191         8,621,286

      Selling, general and administrative expenses                                        8,057,604         6,892,499
                                                                                   ------------------------------------
      Income from operations                                                                575,587         1,728,787

      Other income (expense):
         Interest income                                                                     10,729            58,169
         Interest expense                                                                  (235,982)         (367,884)
         Other                                                                               70,137            27,335
                                                                                   ------------------------------------
                                                                                           (155,116)         (282,380)
                                                                                   ------------------------------------
      Income before income taxes                                                            420,471         1,446,407
         Income taxes                                                                      (168,519)         (591,239)
                                                                                   ------------------------------------
      Net income                                                                        $   251,952      $    855,168
                                                                                   ====================================

      Earnings per share

         Basic                                                                            $0.03             $0.09
                                                                                   ====================================
         Diluted                                                                           0.03              0.09
                                                                                   ====================================

      Weighted average shares outstanding:
         Basic                                                                            9,714,000         9,714,000
                                                                                   ====================================
         Diluted                                                                          9,716,000         9,714,000
                                                                                   ====================================

      Dividends per share                                                                 $0.05             $0.05
                                                                                   ====================================

                 See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             THREE MONTHS ENDED
                                                                                                 JANUARY 31,
                                                                                          2000                1999
                                                                                    --------------------------------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                          $    251,952        $    855,168
    Adjustments to reconcile net income to cash
       provided by operating activities:
         Depreciation and amortization                                                     1,078,986             957,579
         (Gain) loss on sale of assets                                                        (4,939)              1,106
         Other                                                                               (20,306)              4,719
         Bad debt expense                                                                    228,562             (34,887)
         Changes in assets and liabilities:
           Accounts receivable                                                             3,033,097           1,642,681
           Inventories                                                                       475,164            (763,739)
           Other current assets                                                             (406,935)           (273,044)
           Accounts payable                                                                 (830,191)           (147,348)
           Accrued payroll                                                                  (345,926)             36,828
           Taxes accrued and withheld                                                         31,681            (124,337)
           Accrued income taxes                                                             (353,504)            332,850
           Accrued expenses                                                                 (132,410)            (33,388)
                                                                                    --------------------------------------
    Net cash provided by operations                                                        3,005,231           2,454,188

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                     (575,489)           (878,237)
    Proceeds from sales of property                                                           54,018             197,388
    Business acquired, net of cash received                                                 (463,477)                 --
    Increase in other assets                                                                (199,834)             (1,344)
                                                                                    --------------------------------------
    Net cash used in investing activities                                                 (1,184,782)           (682,193)

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from term debt and leases                                                            --              23,160
    Principal payments on long-term debt                                                  (1,035,161)         (1,793,140)
    Dividends paid                                                                          (485,695)           (485,695)
                                                                                    --------------------------------------
    Net cash (used in) financing activities                                               (1,520,856)         (2,255,675)
                                                                                    --------------------------------------
    Net increase (decrease) in cash and cash equivalents                                     299,593            (483,680)
    Cash and cash equivalents, beginning of period                                         2,463,554           9,773,193
                                                                                    --------------------------------------
    Cash and cash equivalents, end of period                                             $ 2,763,147         $ 9,289,513
                                                                                    ======================================

                 See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND BUSINESS OPERATIONS

The foregoing financial information has been prepared in accordance with generally accepted accounting principles and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 1999, and related notes thereto contained in the Champion Industries, Inc.'s Form 10-K dated January 28, 2000. The accompanying interim financial information is unaudited.

The accompanying consolidated financial statements of the Company include the accounts of The Chapman Printing Company, Inc., Stationers, Inc., Bourque Printing, Inc., Dallas Printing Company, Inc., Carolina Cut Sheets, Inc., U.S. Tag & Ticket Company, Inc., Donihe Graphics, Inc., The Merten Company, Smith & Butterfield Co., Inc., Interform Corporation, Rose City Press, Capitol Business Equipment, Inc. d.b.a. Capitol Business Interiors, Thompson's of Morgantown, Inc., Independent Printing Service, Inc. and Diez Business Machines.

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The effect of dilutive stock options increased weighted average shares outstanding by 2,000 for the three months ended January 31, 2000. Stock options outstanding for the three months ended January 31, 1999 were anti-dilutive.

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

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

3. INVENTORIES (CONTINUED)

Inventories consisted of the following:

                                                                               JANUARY 31,          OCTOBER 31,
                                                                                  2000                 1999
                                                                           -------------------- --------------------
         Printing:
            Raw materials                                                      $   3,189,947        $   3,267,880
            Work in process                                                        2,301,625            2,357,856
            Finished goods                                                         4,104,778            4,205,061
         Office products and office furniture                                      4,076,180            4,241,897
                                                                           -------------------- --------------------
                                                                                $ 13,672,530         $ 14,072,694
                                                                           ==================== ====================

4. LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                               JANUARY 31,          OCTOBER 31,
                                                                                  2000                 1999
                                                                           -------------------- -------------------

     Unsecured term note payable                                                 $ 7,589,285           $ 8,035,714
     Installment notes payable to banks                                            2,446,815             2,444,181
     Mortgage note payable to a bank                                               2,140,219             2,349,650
     Capital lease obligations                                                       918,114             1,027,031
                                                                           -----------------------------------------
                                                                                  13,094,433            13,856,576
     Less current portion                                                          3,920,598             3,923,952
                                                                           -----------------------------------------
     Long-term debt, net of current portion                                      $ 9,173,835           $ 9,932,624
                                                                           =========================================

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at interest rates at LIBOR plus 1% to 1.5%. This line of credit expires in April 2002 and contains certain restrictive financial covenants. There were no borrowings outstanding under this facility at January 31, 2000.

5. SHAREHOLDERS' EQUITY

The Company declared a dividend of five cents per share to be paid on March 27, 2000 to stockholders of record on March 10, 2000.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

6. ACQUISITIONS

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

7. INDUSTRY SEGMENT INFORMATION

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

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

The table below presents information about reported segments for the three months ending January 31:

                                                                              OFFICE PRODUCTS
2000                                                         PRINTING           & FURNITURE               TOTAL
----                                               ---------------------------------------------------------------

Revenues                                              $ 25,979,234            $ 8,831,691          $ 34,810,925

Elimination of intersegment revenue                     (2,137,251)            (1,041,148)           (3,178,399)
                                                   ---------------------------------------------------------------
Consolidated revenues                                 $ 23,841,983            $ 7,790,543          $ 31,632,526
                                                   ===============================================================

Operating income                                           219,342                356,245               575,587

Depreciation & amortization                              1,012,408                 66,578             1,078,986

Capital expenditures                                       526,043                 49,446               575,489

Identifiable assets                                     56,375,072             14,405,374            70,780,446

                                                                              OFFICE PRODUCTS
1999                                                         PRINTING           & FURNITURE               TOTAL
----                                               ---------------------------------------------------------------

Revenues                                              $ 23,910,482            $ 7,819,376          $ 31,729,858

Elimination of intersegment revenue                     (1,998,749)              (500,643)           (2,499,392)
                                                   ---------------------------------------------------------------

Consolidated revenues                                 $ 21,911,733            $ 7,318,733          $ 29,230,466
                                                   ===============================================================

Operating income                                         1,429,032                299,755             1,728,787

Depreciation & amortization                                869,900                 87,679               957,579

Capital expenditures                                       849,454                 28,783               878,237

Identifiable assets                                     60,828,670             12,488,103            73,316,773

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

A reconciliation of total segment revenue, assets and operating income to consolidated income before income taxes for the three months ending January 31, 2000 and 1999 is as follows:

                                                                                   2000                 1999
                                                                        -----------------------------------------
         Revenues:
           Total segment revenues                                            $ 34,810,925          $ 31,729,858
           Elimination of intersegment revenue                                 (3,178,399)           (2,499,392)
                                                                        -----------------------------------------

           Consolidated revenue                                              $ 31,632,526          $ 29,230,466
                                                                        =========================================

         Operating Income:
           Total segment operating income                                    $    575,587          $  1,728,787

           Interest income                                                         10,729                58,169

           Interest expense                                                      (235,982)             (367,884)

           Other income                                                            70,137                27,335
                                                                        -----------------------------------------

         Consolidated income before income taxes                             $    420,471          $  1,446,407
                                                                        =========================================

         Identifiable assets:
           Total segment identifiable assets                                 $ 70,780,446          $ 73,316,773
           Elimination of intersegment assets                                           -                     -
                                                                        -----------------------------------------

           Total consolidated assets                                         $ 70,780,446          $ 73,316,773
                                                                        =========================================

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

                                                                        THREE MONTHS ENDED JANUARY 31,
                                                                  2000                                 1999
                                                   -------------------------------------------------------------------------
                                                                               ($ in thousands)
Revenues:
   Printing                                            $ 23,842              75.4%          $ 21,912              75.0%
   Office products and office furniture                   7,791              24.6              7,318              25.0
                                                   -------------------------------------------------------------------------
         Total revenues                                  31,633             100.0             29,230             100.0

Cost of sales:
   Printing                                              17,764              56.2             15,706              53.7
   Office products and office furniture                   5,235              16.5              4,903              16.8
                                                   -------------------------------------------------------------------------
         Total cost of sales                             22,999              72.7             20,609              70.5
                                                   -------------------------------------------------------------------------
Gross profit                                              8,634              27.3              8,621              29.5
Selling, general and administrative expenses              8,058              25.5              6,892              23.6
                                                   -------------------------------------------------------------------------
Income from operations                                      576               1.8              1,729               5.9
   Interest income                                           11               0.0                 58               0.2
   Interest expense                                        (236)             (0.7)              (368)             (1.3)
   Other income                                              70               0.2                 27               0.1
                                                   -------------------------------------------------------------------------
Income before income taxes                                  421               1.3              1,446               4.9
   Income taxes                                            (169)             (0.5)              (591)             (2.0)
                                                   -------------------------------------------------------------------------
Net income                                             $    252               0.8%          $    855               2.9%
                                                   =========================================================================

THREE MONTHS ENDED JANUARY 31, 2000 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1999

Revenues

Total revenues increased 8.2% in the first quarter of 2000 compared to the same period in 1999 from $29.2 million to $31.6 million. Printing revenue increased 8.8% in the first quarter 2000 to $23.8 million from $21.9 million in the first quarter of 1999. Office products and office furniture revenue increased 6.4% in the first quarter of 2000 to $7.8 million from $7.3 million in the first quarter of 1999. The increase in revenues for the printing segment was due to a mix of internal growth and the impact of the Independent Printing Service acquisition in June 1999 and the AIM Printing acquisition in July 1999. The increase in revenues for the office products and office furniture segment was primarily attributable to the Diez Business Machines acquisition in late November 1999.

Cost of Sales

Total cost of sales increased 11.6% in the first quarter of 2000 to $23.0 million from $20.6 million in the first quarter of 1999. Printing cost of sales increased 13.1% in the first quarter of 2000 to $17.8 million

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

from $15.7 million in the first quarter of 1999, due primarily to a growth in printing revenues and increased competition.

Operating Expenses

In the first quarter of 2000, selling, general and administrative expenses increased as a percentage of sales to 25.5% from 23.6% reported in the first quarter of 1999 primarily due to higher corporate overhead expenses, expenses related to acquisitions, higher health insurance costs, and an increase in the allowance for doubtful accounts. Total selling, general and administrative expenses increased $1.2 million to $8.1 million for the three months ended January 31, 2000 from $6.9 million for the three months ended January 31, 1999.

Income from Operations and Other Income and Expenses

Income from operations decreased 66.7% in the first quarter of 2000 to $0.6 million from $1.7 million in the first quarter of 1999. This decrease is primarily the result of the lower margins experienced in the printing segment during the first quarter of 2000. Interest income declined $47,000 as a result of lower investable funds. These funds have been used for debt payments, to acquire equipment and fund other operational needs. Interest expense on a comparative basis decreased $132,000 as a result of the reduction in debt.

Income Taxes

The Company's effective income tax rate was 40.1% for the first quarter of 2000 and 40.9% in 1999. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the first quarter of 2000 decreased 70.5% to $252,000 from $855,000 in the first quarter of 1999 due to the reasons discussed above. Basic and diluted earnings per share for the three months ended January 31, 2000 and 1999, were $0.03 and $0.09.

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

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the three months ended January 31, 2000, was $3.0 million compared to $2.5 million during the same period in 1999. This improvement in net cash from operations is due primarily to timing changes in assets and liabilities.

Net cash used in investing activities for the three months ended January 31, 2000, was $1.2 million compared to $700,000 during the same period in 1999. The increase in net cash used in investing activities during the first quarter of 2000 compared to 1999 is primarily the result of the purchase of Diez Business Machines, Inc.

Net cash used in financing activities for the three months ended January 31, 2000, was $1.5 million compared to cash used in financing activities of $2.3 million during the same period in 1999. This change is primarily due to lower debt payments in the first quarter of 2000.

Working capital on January 31, 2000, was $29.3 million, a decrease of $1.3 million from October 31, 1999. The decrease in working capital was primarily from the use of available funds to reduce long-term debt and acquire property and equipment. Management believes that working capital and operating ratios remain at acceptable levels.

The Company expects that the combination of funds available from working capital, borrowings available under the Company's credit facility and anticipated cash flows from operations, will provide sufficient capital resources for the foreseeable future. In the event the Company seeks to accelerate internal growth or make acquisitions beyond these sources, additional financing would be necessary.

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

     a) The exhibits listed on the Exhibit Index on page 16 of this Form 10-Q are filed herewith.

     b) The following reports on Form 8-K were filed during the quarter for which this report is filed:

        None.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHAMPION INDUSTRIES, INC.


Date:  March 13, 2000              /s/ Marshall T. Reynolds
                                   --------------------------------------------
                                   Marshall T. Reynolds
                                   President and Chief Executive Officer

Date:  March 13, 2000              /s/ Todd R. Fry
                                   --------------------------------------------
                                   Todd R. Fry
                                   Chief Financial Officer