Form 10-Q
period 2000-04-30
CHAMPION INDUSTRIES INC
filed 2000-06-12
CIK 19149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000        Commission File No. 0-21084


                              -------------------


                           CHAMPION INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

                      West Virginia                         55-0717455
    (State or other jurisdiction of incorporation        (I.R.S. Employer
                     or organization)                   Identification No.)



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

9,713,913 shares of common stock of the Registrant were outstanding at April 30, 2000.

                            CHAMPION INDUSTRIES, INC.

                                      INDEX

                                                                                     PAGE NO.
Part I. Financial Information

       Item 1.  Financial Statements

               Consolidated Balance Sheets..............................................2

               Consolidated Income Statements...........................................4

               Consolidated Statements of Cash Flows....................................5

               Notes to Consolidated Financial Statements...............................6

       Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations .............................................11



Part II. Other Information

       Item 2.  Changes in Securities..................................................16

       Item 4.  Submission of Matters to a Vote of Security Holders....................16

       Item 6.  Exhibits and Reports on Form 8-K.......................................16



Signatures.............................................................................17



Exhibit Index..........................................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



ASSETS                                                                             APRIL 30,                  OCTOBER 31,
                                                                                     2000                        1999
                                                                               ------------------------------------------------
Current assets:
   Cash and cash equivalents                                                       $ 1,151,736                $ 2,463,554
   Accounts receivable, net of allowance of $1,625,000 and $1,414,000               22,064,600                 24,041,919
   Inventories                                                                      14,443,578                 14,072,694
   Other current assets                                                              1,126,880                    828,189
   Deferred income tax assets                                                          849,181                    849,181
                                                                               ------------------------------------------------
         Total current assets                                                       39,635,975                 42,255,537


Property and equipment, at cost:
    Land                                                                               984,889                    984,889
    Buildings and improvements                                                       6,403,551                  6,308,530
    Machinery and equipment                                                         33,941,641                 32,861,577
    Equipment under capital leases                                                   1,600,000                  1,600,000
    Furniture and fixtures                                                           2,250,082                  2,353,191
    Vehicles                                                                         2,805,364                  2,621,696
                                                                               ------------------------------------------------
                                                                                    47,985,527                 46,729,883
            Less accumulated depreciation                                          (22,400,703)               (20,667,666)
                                                                               ------------------------------------------------
                                                                                    25,584,824                 26,062,217

Cash surrender value of officers' life insurance                                       967,569                    956,769
Goodwill, net of accumulated amortization                                            3,536,853                  3,317,849
Other assets                                                                           850,214                    728,833
                                                                               ------------------------------------------------
                                                                                     5,354,636                  5,003,451
                                                                               ------------------------------------------------
            Total assets                                                           $70,575,435                $73,321,205
                                                                               ================================================



                See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                  (Unaudited)



LIABILITIES AND SHAREHOLDERS' EQUITY                                           APRIL 30,               OCTOBER 31,
                                                                                 2000                      1999
                                                                        -------------------------------------------------
Current liabilities:
   Accounts payable                                                                $2,354,710                $3,521,282
   Accrued payroll                                                                  1,600,485                 1,768,345
   Taxes accrued and withheld                                                       1,133,961                   905,854
   Accrued income taxes                                                               487,651                   677,119
   Accrued expenses                                                                   844,696                   885,864
   Current portion of long-term debt:
      Notes payable                                                                 3,656,616                 3,607,354
      Capital lease obligations                                                       332,932                   316,598
                                                                        -------------------------------------------------
            Total current liabilities                                              10,411,051                11,682,416

Long-term debt, net of current portion:
   Notes payable                                                                    7,751,177                 9,222,191
   Capital lease obligations                                                          506,800                   710,433
Deferred income tax liability                                                       4,318,571                 4,318,571
Other liabilities                                                                     807,734                   827,725
                                                                        -------------------------------------------------
            Total liabilities                                                      23,795,333                26,761,336

Shareholders' equity:
   Common stock, $1 par value, 20,000,000 shares authorized;
      9,713,913 shares issued and outstanding                                       9,713,913                 9,713,913
   Additional paid-in capital                                                      22,242,047                22,242,047
   Retained earnings                                                               14,824,142                14,603,909
                                                                        -------------------------------------------------
Total shareholders' equity                                                         46,780,102                46,559,869
                                                                        -------------------------------------------------
            Total liabilities and shareholders' equity                            $70,575,435               $73,321,205
                                                                        =================================================









                See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)







                                                                             THREE MONTHS ENDED
                                                                                   APRIL 30,
                                                                          2000                       1999
                                                              ------------------------------------------------------
Revenues:
   Printing                                                             $24,619,383                $24,016,130
   Office products and office furniture                                   7,414,421                  6,858,145
                                                              ------------------------------------------------------
            Total revenues                                               32,033,804                 30,874,275

Cost of sales:
   Printing                                                              17,099,075                 16,598,910
   Office products and office furniture                                   4,954,558                  4,467,978
                                                              ------------------------------------------------------
            Total cost of sales                                          22,053,633                 21,066,888
                                                              ------------------------------------------------------
Gross profit                                                              9,980,171                  9,807,387


Selling, general and administrative expenses                              8,190,656                  7,698,332
                                                              ------------------------------------------------------
Income from operations                                                    1,789,515                  2,109,055

Other income (expense):
   Interest income                                                           11,995                     32,828
   Interest expense                                                        (246,743)                  (306,610)
   Other                                                                     37,915                     39,352
                                                              ------------------------------------------------------
                                                                           (196,833)                  (234,430)
                                                              ------------------------------------------------------
Income before income taxes                                                1,592,682                  1,874,625
   Income taxes                                                            (653,010)                  (738,299)
                                                              ------------------------------------------------------
Net income                                                                $ 939,672               $  1,136,326
                                                              ======================================================

Earnings per share
   Basic                                                                    $0.10                      $0.12
                                                              ======================================================

   Diluted                                                                   0.10                       0.12
                                                              ======================================================

Weighted average shares outstanding:
   Basic                                                                  9,714,000                  9,714,000
                                                              ======================================================
   Diluted                                                                9,714,000                  9,714,000
                                                              ======================================================
Dividends per share                                                         $0.05                      $0.05
                                                              ======================================================




                                                                          SIX MONTHS ENDED
                                                                                APRIL 30,
                                                                       2000                       1999
                                                             --------------------------------------------------
Revenues:
   Printing                                                          $48,461,366                $45,927,863
   Office products and office furniture                               15,204,964                 14,176,878
                                                             --------------------------------------------------
            Total revenues                                            63,666,330                 60,104,741

Cost of sales:
   Printing                                                           34,862,934                 32,305,283
   Office products and office furniture                               10,190,034                  9,370,786
                                                             --------------------------------------------------
            Total cost of sales                                       45,052,968                 41,676,069
                                                             --------------------------------------------------
Gross profit                                                          18,613,362                 18,428,672


Selling, general and administrative expenses                          16,226,477                 14,590,831
                                                             --------------------------------------------------
Income from operations                                                 2,386,885                  3,837,841

Other income (expense):
   Interest income                                                        22,724                     90,996
   Interest expense                                                     (482,725)                  (674,493)
   Other                                                                  86,269                     66,687
                                                             --------------------------------------------------
                                                                        (373,732)                  (516,810)
                                                             --------------------------------------------------
Income before income taxes                                             2,013,153                  3,321,031
   Income taxes                                                         (821,529)                (1,329,538)
                                                             --------------------------------------------------
Net income                                                            $1,191,624               $  1,991,493
                                                             ==================================================

Earnings per share
   Basic                                                                 $0.12                      $0.21
                                                             ==================================================

   Diluted                                                                0.12                       0.21
                                                             ==================================================

Weighted average shares outstanding:
   Basic                                                               9,714,000                  9,714,000
                                                             ==================================================
   Diluted                                                             9,715,000                  9,714,000
                                                             ==================================================
Dividends per share                                                      $0.10                      $0.10
                                                             ==================================================





                See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                        SIX MONTHS ENDED APRIL 30,
                                                                      2000                       1999
                                                            ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $1,191,624                 $1,991,493
Adjustments to reconcile net income to cash
   provided by operating activities:
      Depreciation and amortization                                     2,067,818                  1,892,738
      Loss on sale of assets                                              (10,533)                     2,148
      Other                                                               (19,991)                   (10,800)
      Bad debt expense                                                    372,163                    164,223
      Changes in assets and liabilities:
         Accounts receivable                                            1,747,466                  1,276,013
         Inventories                                                     (295,884)                  (830,789)
         Other current assets                                            (267,341)                  (514,447)
         Accounts payable                                              (1,262,125)                  (731,973)
         Accrued payroll                                                 (167,860)                   142,311
         Taxes accrued and withheld                                       217,877                     85,094
         Accrued income taxes                                            (189,468)                   117,377
         Accrued expenses                                                 (41,168)                  (200,976)
                                                            ----------------------------------------------------
Net cash provided by operations                                         3,342,578                  3,382,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                    (1,095,570)                (2,244,996)
Proceeds from sales of property                                           105,750                     64,804
Business acquisitions, net of cash received                              (463,477)                        --
Other assets                                                             (177,710)                    43,578
                                                            ----------------------------------------------------
Net cash used in investing activities                                  (1,631,007)                (2,136,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term debt and leases                                             --                     45,615
Principal payments on long-term debt                                   (2,051,998)                (2,718,393)
Dividends paid                                                           (971,391)                  (971,391)
                                                            ----------------------------------------------------
Net cash used in financing activities                                  (3,023,389)                (3,644,169)
                                                            ----------------------------------------------------
Net decrease in cash                                                   (1,311,818)                (2,398,371)
Cash and cash equivalents, beginning of period                          2,463,554                  9,773,193
                                                            ----------------------------------------------------
Cash and cash equivalents, end of period                               $1,151,736                 $7,374,822
                                                            ====================================================




                See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 APRIL 30, 2000

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


2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The effect of dilutive stock options increased weighted average shares outstanding by 0 and 2,000 for the three and six months ended April 30, 2000. Stock options outstanding for the three and six months ended April 30, 1999 were anti-dilutive.

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

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

3. INVENTORIES (CONTINUED)

Inventories consisted of the following:

                                                             APRIL 30,                   OCTOBER 31,
                                                                2000                        1999
                                                     ---------------------------  --------------------------
Printing:
   Raw materials                                                $  3,460,567                 $  3,267,880
   Work in process                                                 2,496,884                    2,357,856
   Finished goods                                                  4,453,007                    4,205,061
Office products and office furniture                               4,033,120                    4,241,897
                                                     ---------------------------  --------------------------
                                                                 $14,443,578                  $14,072,694
                                                     ===========================  ==========================


4. LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                     APRIL 30,                   October 31,
                                                                        2000                        1999
                                                             ---------------------------  -------------------------

Unsecured term note payable                                               $7,142,858                    $8,035,714
Installment notes payable to banks                                         2,338,172                     2,444,181
Mortgage note payable to a bank                                            1,926,763                     2,349,650
Capital lease obligations                                                    839,732                     1,027,031
                                                             -------------------------------------------------------
                                                                          12,247,525                    13,856,576
Less current portion                                                       3,989,548                     3,923,952
                                                             -------------------------------------------------------
Long-term debt, net of current portion                                    $8,257,977                    $9,932,624
                                                             =======================================================


The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at interest rates at LIBOR plus 1% to 1.5%. This line of credit expires in April 2002 and contains certain restrictive financial covenants. There were no borrowings outstanding under this facility at April 30, 2000.

5. SHAREHOLDERS' EQUITY

The Company declared a dividend of five cents per share to be paid on June 26, 2000 to stockholders of record on June 9, 2000.

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

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

The table below presents information about reported segments for the three and six months ending April 30:

                                                                           OFFICE PRODUCTS
2000 QUARTER 2                                     PRINTING                   & FURNITURE                        TOTAL
--------------                        ---------------------------------------------------------------------------------------
Revenues                                     $ 27,036,082                   $ 8,253,619                  $ 35,289,701

Elimination of intersegment revenue            (2,416,699)                     (839,198)                   (3,255,897)
                                      ---------------------------------------------------------------------------------------
Consolidated revenues                        $ 24,619,383                   $ 7,414,421                  $ 32,033,804
                                      =======================================================================================
Operating income                                1,465,522                       323,993                     1,789,515

Depreciation & amortization                       916,322                        72,510                       988,832

Capital expenditures                              941,409                        21,619                       963,028

Identifiable assets                            57,254,636                    13,320,799                    70,575,435



                                                                             OFFICE PRODUCTS
1999 QUARTER 2                                       PRINTING                   & FURNITURE                        TOTAL
--------------                          ---------------------------------------------------------------------------------------

Revenues                                       $ 26,406,892                   $ 7,299,761                  $ 33,706,653

Elimination of intersegment revenue              (2,390,762)                     (441,616)                   (2,832,378)
                                        ---------------------------------------------------------------------------------------
Consolidated revenues                          $ 24,016,130                   $ 6,858,145                  $ 30,874,275
                                        =======================================================================================
Operating income                                  1,826,435                       282,620                     2,109,055

Depreciation & amortization                         849,614                        85,545                       935,159

Capital expenditures                              1,166,759                       200,000                     1,366,759

Identifiable assets                              60,915,068                    11,622,478                    72,537,546


                                                                             OFFICE PRODUCTS
2000 YEAR TO DATE                                    PRINTING                   & FURNITURE                        TOTAL
-----------------                       ---------------------------------------------------------------------------------------
Revenues                                       $ 53,015,316                   $ 17,085,310                 $ 70,100,626

Elimination of intersegment revenue              (4,553,950)                    (1,880,346)                  (6,434,296)
                                        ---------------------------------------------------------------------------------------
Consolidated revenues                          $ 48,461,366                   $ 15,204,964                 $ 63,666,330
                                        =======================================================================================
Operating income                                  1,706,647                        680,238                    2,386,885

Depreciation & amortization                       1,928,730                        139,088                    2,067,818

Capital expenditures                              1,467,452                         71,065                    1,538,517

Identifiable assets                              57,254,636                     13,320,799                   70,575,435

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                 OFFICE PRODUCTS
1999 YEAR TO DATE                                        PRINTING                   & FURNITURE                        TOTAL
-----------------                           ---------------------------------------------------------------------------------------
Revenues                                           $ 50,317,374                   $ 15,119,137                 $ 65,436,511

Elimination of intersegment revenue                  (4,389,511)                      (942,259)                  (5,331,770)
                                            ---------------------------------------------------------------------------------------

Consolidated revenues                              $ 45,927,863                   $ 14,176,878                 $ 60,104,741
                                            =======================================================================================

Operating income                                      3,255,466                        582,375                    3,837,841

Depreciation & amortization                           1,719,514                        173,224                    1,892,738

Capital expenditures                                  1,744,996                        500,000                    2,244,996

Identifiable assets                                  60,915,068                     11,622,478                   72,537,546


A reconciliation of total segment revenues and of total segment operating income to income before income taxes, for the three and six months ended April 30, 2000 and 1999 is as follows:


                                                                                    THREE MONTHS
                                                                ------------------------------------------------
                                                                           2000                      1999
                                                                ------------------------------------------------
Revenues:
    Total segment revenues                                       $      35,289,701          $     33,706,953

  Elimination of intersegment revenue                                   (3,255,897)               (2,832,378)
                                                                ------------------------------------------------
  Consolidated revenue                                           $      32,033,804          $     30,874,575
                                                                ================================================

Operating Income:
  Total segment operating income                                 $       1,789,515          $      2,109,055

  Interest income                                                           11,995                    32,828

  Interest expense                                                        (246,743)                 (306,610)

  Other income                                                              37,915                    39,352
                                                                ------------------------------------------------
Consolidated income before income taxes                          $       1,592,682          $      1,874,625
                                                                ================================================

Identifiable assets:
  Total segment identifiable assets                              $      70,575,435          $     72,537,546

  Elimination of intersegment assets                                        -                          -
                                                                ------------------------------------------------
  Total consolidated assets                                      $      70,575,435          $     72,537,546
                                                                ================================================


                                                                                           SIX MONTHS
                                                                -------------------------------------------------------------
                                                                             2000                         1999
                                                                -------------------------------------------------------------
Revenues:
    Total segment revenues                                          $       70,100,626            $       65,436,511

  Elimination of intersegment revenue                                       (6,434,296)                   (5,331,770)
                                                                -------------------------------------------------------------
  Consolidated revenue                                              $       63,666,330            $       60,104,741
                                                                =============================================================

Operating Income:
  Total segment operating income                                    $        2,386,885            $        3,837,841

  Interest income                                                               22,724                        90,996

  Interest expense                                                            (482,725)                     (674,493)

  Other income                                                                  86,269                        66,687
                                                                -------------------------------------------------------------
Consolidated income before income taxes                             $        2,013,153            $        3,321,031
                                                                =============================================================

Identifiable assets:
  Total segment identifiable assets                                 $       70,575,435            $       72,537,546

  Elimination of intersegment assets                                            -                            -
                                                                -------------------------------------------------------------
  Total consolidated assets                                         $       70,575,435            $       72,537,546
                                                                =============================================================

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information derived from the Consolidated Income Statements as a percentage of total revenues.

                                                                                 PERCENTAGE OF TOTAL REVENUES
                                                                                    THREE MONTHS ENDED
                                                                                        APRIL 30,
                                                                              2000                      1999
                                                                     ---------------------------------------------
Revenues:
   Printing                                                                   76.9%                     77.8%
   Office products and office furniture                                       23.1                      22.2
                                                                     ---------------------------------------------
            Total revenues                                                   100.0                     100.0

Cost of sales:
   Printing                                                                   53.3                      53.8
   Office products and office furniture                                       15.5                      14.5
                                                                     ---------------------------------------------
            Total cost of sales                                               68.8                      68.3
                                                                     ---------------------------------------------
Gross profit                                                                  31.2                      31.7

Selling, general and administrative expenses                                  25.6                      24.9
                                                                     ---------------------------------------------
Income from operations                                                         5.6                       6.8
   Interest income                                                             0.1                       0.1
   Interest (expense)                                                         (0.8)                     (1.0)
   Other income                                                                0.1                       0.1
                                                                     ---------------------------------------------
Income before taxes                                                            5.0                       6.0
   Income tax expense                                                         (2.1)                     (2.3)
                                                                     ---------------------------------------------
Net income                                                                     2.9%                      3.7%
                                                                     =============================================



                                                                                       PERCENTAGE OF TOTAL REVENUES
                                                                                          SIX MONTHS ENDED
                                                                                             APRIL 30,
                                                                                   2000                      1999
                                                                     ------------------------------------------------------
Revenues:
   Printing                                                                        76.1%                     76.4%
   Office products and office furniture                                            23.9                      23.6
                                                                     ------------------------------------------------------
            Total revenues                                                        100.0                     100.0

Cost of sales:
   Printing                                                                        54.8                      53.7
   Office products and office furniture                                            16.0                      15.6
                                                                     ------------------------------------------------------
            Total cost of sales                                                    70.8                      69.3
                                                                     ------------------------------------------------------
Gross profit                                                                       29.2                      30.7

Selling, general and administrative expenses                                       25.5                      24.3
                                                                     ------------------------------------------------------
Income from operations                                                              3.7                       6.4
   Interest income                                                                  0.1                       0.1
   Interest (expense)                                                              (0.8)                     (1.1)
   Other income                                                                     0.2                       0.1
                                                                     ------------------------------------------------------
Income before taxes                                                                 3.2                       5.5
   Income tax expense                                                              (1.3)                     (2.2)
                                                                     ------------------------------------------------------
Net income                                                                          1.9%                      3.3%
                                                                     ======================================================




THREE MONTHS ENDED APRIL 30, 2000 COMPARED TO THREE MONTHS ENDED APRIL 30, 1999

Revenues

Total revenues increased 3.8% in the second quarter of 2000 compared to the same period in 1999 from $30.9 million to $32.0 million. Printing revenue increased 2.5% in the second quarter of 2000 to $24.6 million from $24.0 million in the second quarter of 1999. Office products and office furniture revenue increased 8.1% in the second quarter of 2000 to $7.4 million from $6.9 million in the second quarter of 1999. The increase in revenues for the printing segment was due to the impact of the Independent Printing Service acquisition in June 1999 and the AIM Printing acquisition in July 1999. The increase in revenues for the office products and office furniture segment was primarily attributable to the Diez Business Machines acquisition in late November 1999.

Cost of Sales

Total cost of sales increased 4.7% in the second quarter of 2000 to $22.1 million from $21.1 million in the second quarter of 1999. Printing cost of sales increased 3.0% in the second quarter of 2000 to $17.1

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



million from $16.6 million in the second quarter of 1999, due primarily to an increase in printing sales noted above. Office products and office furniture cost of sales increased 10.9% in the second quarter of 2000 to $5.0 million from $4.5 million in the second quarter of 1999. The increase in office products and office furniture cost of sales is directly attributable to the higher sales discussed above.

Operating Expenses

In the second quarter of 2000, selling, general and administrative expenses increased as a percentage of sales to 25.6% from 24.9% reported in the second quarter of 1999 primarily due to higher corporate overhead expenses, expenses related to acquisitions and higher health insurance costs. Total selling, general and administrative expenses increased $500,000 to $8.2 million in the second quarter of 2000 from $7.7 million in the second quarter of 1999.

Income from Operations and Other Income and Expenses

Income from operations decreased 15.2% in the second quarter of 2000 to $1.8 million from $2.1 million in the second quarter of 1999. This decrease is primarily the result of increased selling, general and administrative expenses during the second quarter of 2000. Interest income declined $21,000 as a result of lower investable funds. These funds have been used to make debt payments, acquire equipment and fund other operational needs. Interest expense on a comparative basis decreased $60,000 as a result of the reduction in debt.

Income Taxes

The Company's effective income tax rate was 41.0% for the second quarter of 2000, up from 39.4% in the second quarter of 1999. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the second quarter of 2000 decreased 17.3% to $940,000 from $1.1 million in the second quarter of 1999 due to the reasons discussed above. Basic and diluted earnings per share for the three months ended April 30, 2000 and 1999 were $0.10 and $0.12, respectively.


SIX MONTHS ENDED APRIL 30, 2000 COMPARED TO SIX MONTHS ENDED APRIL 30, 1999

Revenues

Total revenues increased 5.9% in the first six months of 2000 compared to the same period in 1999 to $63.7 million from $60.1 million. Printing revenue increased 5.5% in the six month period ended April 30, 2000 to $48.5 million from $45.9 million in the same period in 1999. Office products and office furniture revenue increased 7.3% in the six month period ended April 30, 2000 to $15.2 million from $14.2 million in the same period in 1999. The increase in revenues for the printing segment was due to a mix of internal growth and the impact of the Independent Printing Service acquisition in June 1999 and the AIM Printing acquisition in July 1999. The increase in revenues for the office products and office

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


furniture segment was primarily attributable to the Diez Business Machines acquisition in late November 1999.

Cost of Sales

Total cost of sales increased 8.1% in the six months ended April 30, 2000 to $45.1 million from $41.7 million in the six months ended April 30, 1999. Printing cost of sales increased 7.9% in the six months ended April 30, 2000 to $34.9 million from $32.3 million in the six months ended April 30, 1999, due primarily to the increase in printing sales noted above. Office products and office furniture cost of sales increased 8.7% in the six months ended April 30, 2000 to $10.2 million from $9.4 million in the six months ended April 30, 1999. The increase in office products and office furniture cost of sales is primarily attributable to the increase in office products and office furniture sales.

Operating Expenses

During the six months ended April 30, 2000 compared to the same period in 1999, selling, general and administrative expenses increased as a percentage of sales to 25.5% from 24.3% primarily due to higher corporate overhead expenses, expenses related to acquisitions, higher health insurance costs, and an increase in the allowance for doubtful accounts.

Income from Operations and Other Income and Expenses

Income from operations decreased 37.8% in the six month period ended April 30, 2000 to $2.4 million from $3.8 million in the same period of 1999. This decrease is primarily the result of higher selling, general and administrative expenses and lower gross profit percentages. Interest income decreased $68,000 as a result of lower investable funds. Interest expense on a comparative basis decreased $192,000 as a result of a reduction in debt.

Income Taxes

The Company's effective income tax rate was 40.8% for the six months ended April 30, 2000, up from 40.0% in the same period of 1999. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the first six months of 2000 decreased 40.2% to $1.2 million from $2.0 million in the same period of 1999 due to the reasons discussed above. Basic and diluted earnings per share for the six months ended April 30, 2000 and 1999, were $0.12 and $0.21.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the six months ended April 30, 2000 was $3.3 million compared to $3.4 million during the same period in 1999. This change in net cash from operations is due primarily to lower net income and timing changes in assets and liabilities.

Net cash used in investing activities for the six months ended April 30, 2000 was $1.6 million compared to $2.1 million during the same period in 1999. The decrease in net cash used in investing activities during the first half of 2000 compared to 1999 is primarily the result of lower equipment purchases partially offset by the acquisition of a business acquired, net of cash received in 2000.

Net cash used in financing activities for the six months ended April 30, 2000 was $3.0 million compared to cash used in financing activities of $3.6 million during the same period in 1999. This change is primarily due to lower debt repayments in 2000.

Working capital on April 30, 2000 was $29.2 million, a decrease of $1.3 million from October 31, 1999. The decrease in working capital was primarily from the use of available funds to reduce long-term debt, acquire property and equipment, and fund the purchase of a business. Management believes that working capital and operating ratios remain at acceptable levels.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q, including without limitation statements including the word "believes," "anticipates," "intends," "expects" or words of similar import, constitute "forward-

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)




looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, general economic conditions, changes in business strategy or development plans, and other factors referenced in this Form 10-Q. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                          PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held March 20, 2000, the following matters were voted upon:

      a. Fixing the number of directors at eight (8) and election of the following nominees as directors, with votes "for" and "withheld," as well as broker non-votes, as follows:

DIRECTOR                          VOTES "FOR"          VOTES "WITHHELD"       BROKER NON-VOTES
Robert H. Beymer                   9,157,699                41,424                  -0-
Philip E. Cline                    9,165,065                34,058                  -0-
Harley F. Mooney, Jr.              9,164,015                35,108                  -0-
Todd L. Parchman                   9,159,245                39,878                  -0-
A. Michael Perry                   9,166,165                32,958                  -0-
Marshall T. Reynolds               9,140,912                58,211                  -0-
Neal W. Scaggs                     9,164,284                34,839                  -0-
Glenn W. Wilcox, Sr.               9,164,915                34,208                  -0-





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



                                        CHAMPION INDUSTRIES, INC.



Date:  June ____, 2000              /s/ Marshall T. Reynolds
                                  ---------------------------------------------
                                    Marshall T. Reynolds
                                    President and Chief Executive Officer


Date:  June ____, 2000              /s/ Todd R. Fry
                                  ---------------------------------------------
                                    Todd R. Fry
                                    Chief Financial Officer

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX


     EXHIBIT                PAGE             TITLE

        27               electronic          Financial Data Schedule