Form 10-Q
period 2000-07-31
CHAMPION INDUSTRIES INC
filed 2000-09-13
CIK 19149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended July 31, 2000        Commission File No. 0-21084


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


                               -------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _x_ No   .


9,713,913 shares of common stock of the Registrant were outstanding at July 31, 2000.

                            CHAMPION INDUSTRIES, INC.

                                      INDEX


                                                                                                   PAGE NO.
Part I.    Financial Information

      Item 1.    Financial Statements

           Consolidated Balance Sheets................................................................2

           Consolidated Income Statements.............................................................4

           Consolidated Statements of Cash Flows......................................................5

           Notes to Consolidated Financial Statements.................................................6

      Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ..........................................................11



Part II.   Other Information

      Item 2.    Change in Securities...............................................................17

      Item 6.    Exhibits and Reports on Form 8-K...................................................17



Signatures..........................................................................................18



Exhibit Index.......................................................................................19


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



ASSETS

                                                                              JULY 31,        OCTOBER 31,
                                                                               2000              1999
                                                                           -----------        -----------
CURRENT ASSETS:
  Cash and cash equivalents                                               $  4,504,967        $ 2,463,554
  Accounts receivable, net of allowance of $1,698,000 and $1,448,000        19,372,241         24,041,919
  Inventories                                                               13,720,694         14,072,694
  Other current assets                                                       1,115,230            828,189
  Prepaid income taxes                                                         207,076                  -
  Deferred income tax assets                                                   849,181            849,181
                                                                           -----------        -----------
Total current assets                                                        39,769,389         42,255,537


PROPERTY AND EQUIPMENT, AT COST:
  Land                                                                         984,889            984,889
  Buildings and improvements                                                 6,432,096          6,308,530
  Machinery and equipment                                                   34,439,828         32,861,577
  Equipment under capital leases                                             1,600,000          1,600,000
  Furniture and fixtures                                                     2,278,992          2,353,191
  Vehicles                                                                   2,826,733          2,621,696
                                                                           -----------        -----------
                                                                            48,562,538         46,729,883
Less accumulated depreciation                                              (23,301,280)       (20,667,666)
                                                                           -----------        -----------
                                                                            25,261,258         26,062,217

Cash surrender value of officers' life insurance                               972,969            956,769
Goodwill, net of accumulated amortization                                    3,483,418          3,317,849
Other assets                                                                   831,669            728,833
                                                                           -----------        -----------
                                                                             5,288,056          5,003,451
                                                                           -----------        -----------
Total assets                                                               $70,318,703        $73,321,205
                                                                           ===========        ===========


                See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                   (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    JULY 31,         OCTOBER 31,
                                                                     2000              1999
                                                                  -----------       -----------
CURRENT LIABILITIES:
  Accounts payable                                                $ 2,789,901       $ 3,521,282
  Accrued payroll                                                   1,763,981         1,768,345
  Taxes accrued and withheld                                        1,059,727           905,854
  Accrued income taxes                                                      -           677,119
  Accrued expenses                                                    795,140           885,864
  CURRENT PORTION OF LONG-TERM DEBT:
  Notes payable                                                     3,802,769         3,607,354
  Capital lease obligations                                           332,932           316,598
                                                                  -----------       -----------
Total current liabilities                                          10,544,450        11,682,416

LONG-TERM DEBT, NET OF CURRENT PORTION:
  Notes payable                                                     7,469,086         9,222,191
  Capital lease obligations                                           431,957           710,433
Deferred income tax liability                                       4,318,571         4,318,571
Other liabilities                                                     808,335           827,725
                                                                  -----------       -----------
Total liabilities                                                  23,572,399        26,761,336

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value, 20,000,000 shares authorized;
   9,713,913 shares issued and outstanding                          9,713,913         9,713,913
  Additional paid-in capital                                       22,242,047        22,242,047
  Retained earnings                                                14,790,344        14,603,909
                                                                  -----------       -----------
Total shareholders' equity                                         46,746,304        46,559,869
                                                                  -----------       -----------
Total liabilities and shareholders' equity                        $70,318,703       $73,321,205
                                                                  ===========       ===========


                 See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                               JULY 31,                                JULY 31,
                                                       2000                1999                2000                1999
                                                   ------------        ------------        ------------        ------------
REVENUES:
  Printing                                         $ 23,266,019        $ 22,134,943        $ 71,727,385        $ 68,062,806
  Office products and office furniture                7,148,779           7,902,302          22,353,743          22,079,180
                                                   ------------        ------------        ------------        ------------
Total revenues                                       30,414,798          30,037,245          94,081,128          90,141,986

COST OF SALES:
  Printing                                           16,286,665          15,673,928          51,149,599          47,979,210
  Office products and office furniture                4,860,728           5,448,321          15,050,762          14,819,106
                                                   ------------        ------------        ------------        ------------
Total cost of sales                                  21,147,393          21,122,249          66,200,361          62,798,316
                                                   ------------        ------------        ------------        ------------
Gross profit                                          9,267,405           8,914,996          27,880,767          27,343,670

Selling, general and administrative expenses          8,244,724           8,292,890          24,471,200          22,883,723
                                                   ------------        ------------        ------------        ------------
Income from operations                                1,022,681             622,106           3,409,567           4,459,947

OTHER INCOME (EXPENSE):
  Interest income                                        14,791              25,334              37,516             116,331
  Interest expense                                     (287,648)           (274,077)           (770,374)           (948,570)
  Other                                                  14,677              37,364             100,945             104,051
                                                   ------------        ------------        ------------        ------------
                                                       (258,180)           (211,379)           (631,913)           (728,188)
                                                   ------------        ------------        ------------        ------------
Income before income taxes                              764,501             410,727           2,777,654           3,731,759
Income taxes                                           (312,602)           (154,628)         (1,134,131)         (1,484,166)
                                                   ------------        ------------        ------------        ------------
Net income                                         $    451,899        $    256,099        $  1,643,523        $  2,247,593
                                                   ============        ============        ============        ============

EARNINGS PER SHARE:
  Basic                                            $       0.05        $       0.03        $       0.17        $       0.23
                                                   ============        ============        ============        ============
  Diluted                                          $       0.05        $       0.03        $       0.17        $       0.23
                                                   ============        ============        ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                               9,714,000           9,714,000           9,714,000           9,714,000
                                                   ============        ============        ============        ============
  Diluted                                             9,714,000           9,716,000           9,714,000           9,715,000
                                                   ============        ============        ============        ============
Dividends per share                                $       0.05        $       0.05        $       0.15        $       0.15
                                                   ============        ============        ============        ============


                 See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        NINE MONTHS ENDED JULY 31,
                                                     -------------------------------
                                                         2000               1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $ 1,643,523        $ 2,247,593
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
  PROVIDED BY OPERATING ACTIVITIES:
  Depreciation and amortization                        3,145,407          2,928,367
  Gain on sales of assets                                   (704)            (5,680)
  Other                                                  (19,390)           (16,200)
  Bad debt expense                                       534,551            339,621
  Changes in assets and liabilities:
    Accounts receivable                                4,277,437          1,071,579
    Inventories                                          427,000         (1,167,544)
    Other current assets                                (255,691)          (349,934)
    Accounts payable                                    (826,934)        (1,156,571)
    Accrued payroll                                       (4,364)            17,084
    Taxes accrued and withheld                           143,643            191,833
    Accrued and prepaid income taxes                    (884,195)          (195,663)
    Accrued expenses                                     (90,724)           130,611
                                                     -----------        -----------
  Net cash provided by operations                      8,089,559          4,035,096

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                 (1,688,172)        (3,066,166)
  Proceeds from sales of property                        167,077            150,388
  Business acquisitions, net of cash received           (463,477)        (1,014,236)
  Other assets                                          (164,565)            44,456
                                                     -----------        -----------
  Net cash used in investing activities               (2,149,137)        (3,885,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from term debt and leases                     618,720             45,615
  Principal payments on long-term debt                (3,060,641)        (3,791,428)
  Dividends paid                                      (1,457,088)        (1,457,085)
                                                     -----------        -----------
  Net cash used in financing activities               (3,899,009)        (5,202,898)
                                                     -----------        -----------
Net increase (decrease) in cash                        2,041,413         (5,053,360)
Cash and cash equivalents, beginning of period         2,463,554          9,773,193
                                                     -----------        -----------
Cash and cash equivalents, end of period             $ 4,504,967        $ 4,719,833
                                                     ===========        ===========






                See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JULY 31, 2000


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

The accompanying consolidated financial statements of the Company include the accounts of The Chapman Printing Company, Inc., Stationers, Inc., Bourque Printing, Inc., Dallas Printing Company, Inc., Carolina Cut Sheets, Inc., U.S. Tag & Ticket Company, Inc., Donihe Graphics, Inc., The Merten Company, Smith & Butterfield Co., Inc., Interform Corporation, Rose City Press, Capitol Business Equipment, Inc. d.b.a. Capitol Business Interiors, Thompson's of Morgantown, Inc., Independent Printing Service Inc. and Diez Business Machines.


2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The effect of dilutive stock options increased weighted average shares outstanding by 2,000 shares for the three months ended and 1,000 shares for the nine months ended July 31, 1999.

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

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

3. INVENTORIES (CONTINUED)

Inventories consisted of the following:

                                                         July 31,        October 31,
                                                           2000              1999
                                                       -----------       -----------
Printing:
Raw materials                                          $ 3,253,092       $ 3,267,880
Work in process                                          2,347,186         2,357,856
Finished goods                                           4,186,032         4,205,061
Office products and office furniture                     3,934,384         4,241,897
                                                       -----------       -----------
                                                       $13,720,694       $14,072,694
                                                       ===========       ===========



4. LONG-TERM DEBT

Long-term debt consisted of the following:


                                                         July 31,          October 31,
                                                           2000              1999
                                                       -----------       -----------

Unsecured term note payable                            $ 6,696,429       $ 8,035,714
Installment notes payable to banks                       2,865,780         2,444,181
Mortgage note payable to a bank                          1,709,646         2,349,650
Capital lease obligations                                  764,889         1,027,031
                                                       -----------       -----------
                                                        12,036,744        13,856,576
Less current portion                                     4,135,701         3,923,952
                                                       -----------       -----------
Long-term debt, net of current portion                 $ 7,901,043       $ 9,932,624
                                                       ===========       ===========



The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at an interest rate approximating the prime rate. This line of credit expires in April 2002 and contains certain restrictive financial covenants. There were no borrowings outstanding under this facility at July 31, 2000.


The company's non-cash activities for the nine months ended July 31, 2000 and 1999 included equipment purchases consisting primarily of vehicles of approximately $622,000 and $478,000.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

5. SHAREHOLDERS' EQUITY

The Company declared a dividend of five cents per share to be paid on September 25, 2000, to stockholders of record on September 8, 2000.

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

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

The table below presents information about reported segments for the three and nine months ending July 31:

                                                              OFFICE PRODUCTS
                    2000 QUARTER 3           PRINTING           & FURNITURE            TOTAL
                                          -------------------------------------------------------
Revenues                                  $  25,573,233        $   7,977,806        $  33,551,039
Elimination of intersegment revenue          (2,307,214)            (829,027)          (3,136,241)
                                          -------------------------------------------------------
Consolidated revenues                        23,266,019            7,148,779           30,414,798
Operating income                                743,129              279,552            1,022,681
Depreciation & amortization                   1,005,078               72,511            1,077,589
Capital expenditures                            741,609               30,135              771,744
Identifiable assets                          57,939,115           12,379,588           70,318,703
                    1999 QUARTER 3
Revenues                                  $  24,210,944        $   8,402,453        $  32,613,397
Elimination of intersegment revenue          (2,076,001)            (500,151)          (2,576,152)
                                          -------------------------------------------------------
Consolidated revenues                        22,134,943            7,902,302           30,037,245
Operating income                                259,056              363,050              622,106
Depreciation & amortization                     946,559               89,070            1,035,629
Capital expenditures                          1,236,551               64,520            1,301,071
Identifiable assets                          58,816,758           12,854,123           71,670,881
                  2000 YEAR TO DATE
Revenues                                  $  78,588,549        $  25,063,116        $ 103,651,665
Elimination of intersegment revenue          (6,861,164)          (2,709,373)          (9,570,537)
                                          -------------------------------------------------------
Consolidated revenues                        71,727,385           22,353,743           94,081,128
Operating income                              2,449,777              959,790            3,409,567
Depreciation & amortization                   2,933,808              211,599            3,145,407
Capital expenditures                          2,209,061              101,200            2,310,261
Identifiable assets                          57,939,115           12,379,588           70,318,703
                  1999 YEAR TO DATE
Revenues                                  $  74,528,318        $  23,521,590        $  98,049,908
Elimination of intersegment revenue          (6,465,512)          (1,442,410)          (7,907,922)
                                          -------------------------------------------------------
Consolidated revenues                        68,062,806           22,079,180           90,141,986
Operating income                              3,514,522              945,425            4,459,947
Depreciation & amortization                   2,666,073              262,294            2,928,367
Capital expenditures                          3,430,918              115,149            3,546,067
Identifiable assets                          58,816,758           12,854,123           71,670,881

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

A reconciliation of total segment revenues and of total segment operating income to income before income taxes, for the three and nine months ended July 31, 2000 and 1999 is as follows:

                                                         THREE MONTHS                            NINE MONTHS
                                                   2000                1999                 2000               1999
                                              -----------------------------------    -------------------------------------
REVENUES:

  Total segment revenues                      $  33,551,039        $  32,613,397        $ 103,651,665        $  98,049,908

  Elimination of intersegment revenue            (3,136,241)          (2,576,152)          (9,570,537)          (7,907,922)
                                              -----------------------------------    -------------------------------------

  Consolidated revenue                        $  30,414,798        $  30,037,245        $  94,081,128        $  90,141,986
                                              ===================================    =====================================

OPERATING INCOME:

  Total segment operating income              $   1,022,681        $     622,106        $   3,409,567        $   4,459,947

  Interest income                                    14,791               25,334               37,516              116,331

  Interest expense                                 (287,648)            (274,077)            (770,374)            (948,570)

  Other income                                       14,677               37,364              100,945              104,051
                                              -----------------------------------    -------------------------------------

  Consolidated income before income taxes     $     764,501        $     410,727        $   2,777,654        $   3,731,759
                                              ===================================    =====================================


IDENTIFIABLE ASSETS:

  Total segment identifiable assets           $  70,318,703        $  71,670,881        $  70,318,703        $  71,670,881

  Elimination of intersegment assets                      -                    -                    -                    -
                                              -----------------------------------    -------------------------------------

  Total consolidated assets                   $  70,318,703        $  71,670,881        $  70,318,703        $  71,670,881
                                              ===================================    =====================================

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




                                                              PERCENTAGE OF TOTAL REVENUES
                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            JULY 31,                  JULY 31,
                                                      2000          1999          2000          1999
                                                   ----------------------------------------------------
Revenues:
   Printing                                           76.5%         73.7%         76.3%         75.5%
   Office products and office furniture               23.5          26.3          23.7          24.5
                                                   ----------------------------------------------------
         Total revenues                              100.0         100.0         100.0         100.0

Cost of sales:
   Printing                                           53.5          52.2          54.4          53.2
   Office products and office furniture               16.0          18.1          16.0          16.4
                                                   ----------------------------------------------------
         Total cost of sales                          69.5          70.3          70.4          69.6
                                                   ----------------------------------------------------
Gross profit                                          30.5          29.7          29.6          30.4
Selling, general and administrative expenses          27.1          27.6          26.0          25.4
                                                   ----------------------------------------------------
Income from operations                                 3.4           2.1           3.6           5.0
   Interest income                                     0.1           0.1           0.0           0.1
   Interest (expense)                                 (1.0)         (0.9)         (0.8)         (1.1)
   Other income                                        0.0           0.1           0.1           0.1
                                                   ----------------------------------------------------
Income before taxes                                    2.5           1.4           2.9           4.1
   Income tax expense                                 (1.0)         (0.5)         (1.2)         (1.6)
                                                   ----------------------------------------------------
Net income                                             1.5%          0.9%          1.7%          2.5%
                                                   ====================================================


THREE MONTHS ENDED JULY 31, 2000 COMPARED TO THREE MONTHS ENDED JULY 31, 1999

Revenues

Total revenues increased 1.3% in the third quarter of 2000 compared to the same period in 1999 from $30.0 million to $30.4 million. Printing revenue increased 5.1% in the third quarter of 2000 to $23.3 million from $22.1 million in the third quarter of 1999. Office products and office furniture revenue decreased 9.5% in the third quarter of 2000 to $7.1 million from $7.9 million in the third quarter of 1999. The increase in revenues for the printing segment was due to the impact of the Independent Printing Service acquisition in June 1999 and the AIM Printing acquisition in July 1999. The decrease in revenues for the office products and office furniture segment was attributable to lower sales in office furniture primarily at one division.

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Cost of Sales

Total cost of sales remained constant at $21.1 million in the third quarter of 2000 and 1999. Printing cost of sales increased 3.9% in the third quarter of 2000 to $16.3 million from $15.7 million in the third quarter of 1999, due primarily to an increase in printing sales. Office products and office furniture cost of sales decreased 10.8% in the third quarter of 2000 to $4.9 million from $5.4 million in the third quarter of 1999. The reduction in office products and office furniture cost of sales is directly attributable to the lower sales discussed above.

Operating Expenses

In the third quarter of 2000, selling, general and administrative expenses decreased slightly as a percentage of sales to 27.1% from 27.6% reported in the third quarter of 1999 primarily due to an increase in revenues. Total selling, general and administrative expenses remained relatively constant at $8.2 million and $8.3 million for the three months ended July 31, 2000 and 1999.

Income from Operations and Other Income and Expenses

Income from operations increased 64.4% in the third quarter of 2000 to $1.0 million from $622,000 in the third quarter of 1999. This increase is primarily the result of the increased sales experienced in the printing division during the third quarter of 2000.

Income Taxes

The Company's effective income tax rate was 40.9% for the third quarter of 2000, up from 37.6% in the third quarter of 1999 as a result of adjusting the year to date effective tax rates to anticipated levels. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the third quarter of 2000 increased 76.5% to $452,000 from $256,000 in the third quarter of 1999 due to the improved operating margins discussed above. Basic and diluted earnings per share for the three months ended July 31, 2000 and 1999 were $0.05 and $0.03.


NINE MONTHS ENDED JULY 31, 2000 COMPARED TO NINE MONTHS ENDED JULY 31, 1999

Revenues

Total revenues increased 4.4% in the first nine months of 2000 compared to the same period in 1999 to $94.1 million from $90.1 million. Printing revenue increased 5.4% in the nine month period ended July 31, 2000 to $71.7 million from $68.1 million in the same period of 1999. The increase in revenues for the printing segment was due to a mix of internal growth and the impact of the Independent Printing Service acquisition in June 1999 and the AIM Printing acquisition in July 1999. Office products and office furniture revenue increased 1.2% from the nine month period ended July 31, 2000 compared to the same period in 1999. This growth was primarily from the acquisition of Diez, which contributed

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


approximately $1.3 million in revenue to the first nine months of 2000 versus the same period in 1999. Core office products and office furniture revenue declined approximately $1.0 million during the same period. This decline occurred primarily in the third quarter of 2000 as discussed above.

Cost of Sales

Total cost of sales increased 5.4% in the nine months ended July 31, 2000 to $66.2 million from $62.8 million in the nine months ended July 31, 1999. Printing cost of sales increased 6.6% in the nine months ended July 31, 2000 to $51.1 million from $48.0 million in the nine months ended July 31, 1999, due primarily to the increase in printing sales noted above. Office products and office furniture cost of sales increased 1.6% in the nine months ended July 31, 2000 to $15.1 million from $14.8 million in the nine months ended July 31, 1999. The increase in office products and office furniture cost of sales is primarily attributable to the increase in sales noted above.

Operating Expenses

During the nine months ended July 31, 2000 compared to the same period in 1999, selling, general and administrative expenses increased as a percentage of sales to 26.0% from 25.4% primarily due to higher corporate overhead expenses, expenses related to acquisitions, higher health insurance costs, an increase in the allowance for doubtful accounts and costs related to an enterprise-wide software system and related hardware.

Income from Operations and Other Income and Expenses

Income from operations decreased 23.6% in the nine month period ended July 31, 2000 to $3.4 million from $4.5 million in the same period of 1999. This decrease is primarily the result of higher selling, general and administrative expenses coupled with a decrease in printing gross profit as a percentage of sales. Interest income decreased $79,000 as a result of lower investable funds. Interest expense on a comparative basis decreased $178,000 as a result of a reduction in debt.

Income Taxes

The Company's effective income tax rate was 40.8% for the nine months ended July 31, 2000, up from 39.8% in the same period of 1999. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Net Income

Net income for the first nine months of 2000 decreased 26.9% to $1.6 million from $2.2 million in the same period of 1999 due to the reasons discussed above. Basic and diluted earnings per share for the nine months ended July 31, 2000 and 1999 were $0.17 and $0.23.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the nine months ended July 31, 2000 was $8.1 million compared to $4.0 million during the same period in 1999. This improvement in net cash from operations is due primarily to the collection of accounts receivable.

Net cash used in investing activities for the nine months ended July 31, 2000 was $2.1 million compared to $3.9 million during the same period in 1999. The decrease in net cash used in investing activities during the first nine months of 2000 compared to 1999 is primarily the result of lower equipment purchases and less cash used in the acquisition of businesses.

Net cash used in financing activities for the nine months ended July 31, 2000 was $3.9 million compared to $5.2 million during the same period in 1999. This change is primarily due to the proceeds from a debt financing of equipment in the third quarter of 2000.

Working capital on July 31, 2000 was $29.2 million, a decrease of $1.3 million from October 31, 1999. The decrease in working capital was primarily from the use of available funds to reduce long-term debt, acquire property and equipment and fund the purchase of a business. Management believes that working capital and operating ratios remain at acceptable levels.

The Company expects that the combination of funds available from working capital, borrowings available under the Company's credit facility and anticipated cash flows from operations will provide sufficient capital resources for the foreseeable future. In the event the Company seeks to accelerate internal growth or make acquisitions beyond these sources, additional financing would be necessary.

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

         None


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



                                                  CHAMPION INDUSTRIES, INC.



Date:  September 13, 2000                     /s/ Marshall T. Reynolds
                                              --------------------------------
                                              Marshall T. Reynolds
                                              Chief Executive Officer


Date:  September 13, 2000                     /s/ Todd R. Fry
                                              --------------------------------
                                              Todd R. Fry
                                              Chief Financial Officer