Form 10-K
period 2000-10-31
CHAMPION INDUSTRIES INC
filed 2001-01-26
CIK 19149

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended October 31, 2000

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

The aggregate market value of the voting stock of the registrant held by non-affiliates as of January 12, 2001, was $10,947,653 of Common Stock, $1.00 par value. The outstanding common stock of the Registrant at the close of business on January 12, 2001 consisted of 9,713,913 shares of Common Stock, $1.00 par value.

Total number of pages including cover page - 138

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registration statement on Form S-2/A No. 333-47585, filed on March 16, 1998, are incorporated by reference into Part IV, Item 14. Portions of the Registrant's definitive proxy statement dated February 16, 2001 with respect to its Annual Meeting of Shareholders to be held on March 19, 2001 are incorporated by reference into
Part III, Items 10-13. Exhibit Index located on pages 28-33

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

PART I

ITEM 1 - BUSINESS

HISTORY

         Champion Industries, Inc. ("Champion" or the "Company") is a major commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets east of the Mississippi River. The Company's sales offices and production facilities are located in Huntington, Charleston, Parkersburg, Clarksburg, and Morgantown, West Virginia; Lexington and Owensboro, Kentucky; Baton Rouge, New Orleans and Gonzales, Louisiana; Cincinnati and Belpre, Ohio; Jackson, Mississippi; Baltimore, Maryland; Kingsport and Knoxville, Tennessee; Timmonsville, South Carolina; Evansville, Indiana; Bridgeville and Altoona, Pennsylvania; and Asheville, North Carolina. The Company's sales force of approximately 130 salespeople sells printing services, business forms management services, office products and office furniture.

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

         The Dallas Printing division ("Dallas") commenced operations in September, 1993, upon the acquisition of Dallas Printing Company, Inc. in Jackson, Mississippi. This location includes a pre-press department, computerized composition facilities, as well as sales and customer service operations.

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

         On November 6, 2000, the Company acquired certain assets of the Huntington, West Virginia paper distribution division of the Cincinnati Cordage Paper Company ("Cordage"). This transaction was accounted for under the purchase method.

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

         The Company's printing services range from the simplest to the most complex jobs, including business cards, books, tags, brochures, posters, 4- to 6-color process printing and multi-part, continuous and snap-out business forms. The Company's state-of-the-art equipment enables it to provide computerized composition, art design, paste-up, stripping, film assembly and color scanner separations. The Company also offers complete bindery and letterpress services. The printing operations contributed $96.7 million, or 76.5% of the Company's total revenues for the fiscal year ended October 31, 2000.

         The Company provides a full range of office products and office furniture primarily in the budget and middle price ranges, and also offers office design services. The Company publishes a catalog of high volume, frequently ordered items purchased directly from manufacturers. These catalog sales account for the bulk of sales volume and afford sales personnel flexibility in product selection and pricing. Medium to large volume customers are offered levels of pricing discounts. In addition, the Company offers a broad line of general office products through major wholesalers' national catalogs. The Company has implemented an Internet e-commerce site, which allows customers to order office products, furniture and forms online. The e-commerce site includes the office products and office furniture catalog and may be accessed at the Company's web page at www.champion-industries.com. The Company believes that this site will allow customers to access data concerning their company's purchase habits so as to better control expenditures for office products and eliminate large in-house inventories. The Company is a member of a major office products purchasing organization. Members benefit from volume discounts, which permit them to offer competitive prices and improve margins. The Company's office furniture business focuses on the budget to middle price range lines, although upscale lines are offered as well. Office products, office furniture and office design operations contributed $29.7 million, or 23.5% of the Company's total revenues for the fiscal year ended October 31, 2000.

ORGANIZATION

         Champion's two lines of business are comprised of twenty-two operating divisions. The Huntington headquarters provides centralized financial management and administrative services to each of its two business segments.

Commercial Printing

         Eleven commercial printing divisions are located in Huntington, Charleston and Parkersburg, West Virginia; Lexington, Kentucky; Baton Rouge and New Orleans, Louisiana; Jackson, Mississippi; Cincinnati, Ohio; Kingsport and Knoxville, Tennessee; and Asheville, North Carolina. Each has a sales force, a customer service operation and a pre-press department that serve the customers in their respective geographic areas. Although each customer's interface is solely with its local division's personnel, its printing job may be produced in another division using the equipment most suited to the quality and volume requirements of the job. In this way, for example, Champion can effectively compete for high quality process color jobs in Lexington by selling in Lexington, printing in Cincinnati and binding in Huntington. The full range of printing resources is available to customers in the entire market area without Champion having to duplicate equipment in each area.

         Interform Corporation, doing business as Interform Solutions and located in Bridgeville, Pennsylvania, manufactures business forms and related products which it sells through a network of independent distributors concentrated in Eastern Pennsylvania, New Jersey and metropolitan New York, and directly through its own distributor, the Consolidated Graphic Communications division in Pittsburgh, Pennsylvania.

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

Office Products, Office Furniture and Office Design

         Stationers, located in Huntington, Clarksburg (doing business as "Champion Clarksburg"), Morgantown (through its Champion Morgantown division), West Virginia and Belpre, Ohio (doing business as "Garrison Brewer"), provides office products and office furniture primarily to customers in the Company's West Virginia, Ohio and Kentucky market areas. Products are sold by printing division salespeople and delivered in bulk daily to each division, or shipped directly to customers.

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

         Champion Jackson located in Jackson, Mississippi functions as both a printing sales headquarters with full digital prepress and an office products sales center.

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

                                                                                             High
                                      Sales &                                               Volume
                                      Customer                        Sheet       Full       Full
Division                              Service        Pre-Press      Printing      Color      Color
-------------------------------------------------------------------------------------------------------
Huntington                               *               *              *
-------------------------------------------------------------------------------------------------------
Charleston                               *               *
-------------------------------------------------------------------------------------------------------
Parkersburg                              *               *              *           *
-------------------------------------------------------------------------------------------------------
Lexington                                *               *              *
-------------------------------------------------------------------------------------------------------
Bourque Printing, Inc.                   *               *              *           *
-------------------------------------------------------------------------------------------------------
Dallas Printing Company, Inc.            *               *
-------------------------------------------------------------------------------------------------------
Carolina Cut Sheets, Inc.                *               *              *
-------------------------------------------------------------------------------------------------------
U.S. Tag & Ticket Company, Inc.          *               *              *
-------------------------------------------------------------------------------------------------------
Donihe Graphics, Inc.                    *               *              *           *          *
-------------------------------------------------------------------------------------------------------
Upton Printing                           *               *              *           *
-------------------------------------------------------------------------------------------------------
The Merten Company                       *               *              *           *
-------------------------------------------------------------------------------------------------------
Interform Corporation                    *               *                          *
-------------------------------------------------------------------------------------------------------
Blue Ridge Printing Co., Inc.            *               *              *           *
-------------------------------------------------------------------------------------------------------

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

         The Company's inventory goal is to have approximately 85% of the office product items the Company sells in stock. Another 12% are ordered on a daily basis and received overnight. The remaining 3% are items that come direct from manufacturers and may take one week from placement of order to delivery to customer. Office furniture sales are made primarily from the Company's in-house stock. However, special orders from manufacturers may require up to 90 days for delivery.

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

         During the fiscal year ended October 31, 2000, no single customer accounted for more than 3% of the Company's total revenues. Due to the project-oriented nature of customers' printing requirements, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects.

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

EMPLOYEES

         On October 31, 2000, the Company had approximately 900 employees.

         The Company's subsidiary, Interform Corporation, is party to a collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC on behalf of its Local Union 8263 covering all production and maintenance employees (totaling 88 employees at October 31, 2000) at its Bridgeville, Pennsylvania facility. The Company believes relations with the union and covered employees are good.

EXECUTIVE OFFICERS OF CHAMPION

                                                     POSITION AND OFFICES WITH CHAMPION;
NAME                                AGE              PRINCIPAL OCCUPATION OR EMPLOYMENT LAST FIVE YEARS
----                                ---              --------------------------------------------------
Marshall T. Reynolds                64               Chief Executive Officer and Chairman of the
                                                     Board of Directors of the Company from December
                                                     1992 to present; President of the Company
                                                     December 1992 to September 2000; President and
                                                     general manager of Harrah and Reynolds,
                                                     predecessor of the Company from 1964 (and sole
                                                     shareholder from 1972) to 1993; Chairman of the
                                                     Board of Directors of Broughton Foods Company
                                                     from November 1996 to June 1999; Director (from
                                                     1983 to November 1993) and Chairman of the
                                                     Board of Directors (from 1983 to November 1993)
                                                     of Banc One West Virginia Corp. (formerly Key
                                                     Centurion Bancshares, Inc.).

Kirby J. Taylor                     55               President and Chief Operating Officer of the
                                                     Company since September 2000; President and
                                                     Chief

                                                     Executive Officer of Action Business Consulting
                                                     from November 1997 to September 2000
                                                     (management consulting firm); President and
                                                     Chief Executive Officer of Nexquest, Inc. from
                                                     January 1996 to November 1997; President and
                                                     Chief Operating officer of Addington Resources,
                                                     Inc. from July 1994 to January 1996 (mining and
                                                     waste management company); Vice President and
                                                     Chief Financial Officer of Outboard Marine
                                                     Corp. from April 1993 to July 1994
                                                     (manufacturer and distributor of boats and
                                                     motors); Vice President and Chief Financial
                                                     Officer of Tenneco Automotive from August 1990
                                                     to April 1993 (manufacturer of auto parts);
                                                     Senior Vice President and Chief Financial
                                                     Officer of Tenneco Minerals from August 1988 to
                                                     August 1990; Vice President and Chief Financial
                                                     Officer of Tenneco Minerals from February 1984
                                                     to August 1988; President of Tenneco
                                                     International Finance from November 1980 to
                                                     February 1984.

Michael D. McKinney                 47               Vice President and General Sales Manager of the
                                                     Company since September 1995; Vice President
                                                     and Division Manager - Huntington of the
                                                     Company from December 1992 to September 1995;
                                                     Division Manager - Huntington of Harrah and
                                                     Reynolds from October 1991 to 1992; Division
                                                     Manager - Lexington of Harrah and Reynolds from
                                                     August 1982 to October 1991.

Ronald W. Taylor                    43               Vice President and Division Manager - Lexington
                                                     division of the Company from December 1992 to
                                                     present; Division Manager - Lexington of Harrah
                                                     and Reynolds from January 1992 to December
                                                     1992; Sales Representative, Lexington Division
                                                     of Harrah and Reynolds from 1986 to January
                                                     1992.

J. Mac Aldridge                     59               Vice President and Division Manager -
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

Gary A. Blackshire                  48               Vice President of  the Company since December
                                                     1992; Division Manager - Merten since September

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

R. Douglas McElwain                 53               Vice President and Division Manager - Bourque
                                                     Printing division of the Company since December
                                                     1993; General Manager of Bourque Printing from
                                                     June 1993 to December 1993; Sales
                                                     Representative of Charleston Division of Harrah
                                                     and Reynolds and Company from 1986 until June
                                                     1993.

Toney K. Adkins                     51               Vice President-Administration of the Company
                                                     since November, 1995; President, KYOWVA
                                                     Corrugated Container Company, Inc. from 1991 to
                                                     1996.

Todd R. Fry                         35               Chief Financial Officer of the Company since
                                                     November, 1999; Treasurer and Chief Financial
                                                     Officer of Broughton Foods Company from
                                                     September 1997 to June 1999; Coopers & Lybrand
                                                     L.L.P. from 1991 to September 1997.

Walter R. Sansom                    71               Secretary of the Company since December 1992;
                                                     Production Coordinator of the Company since
                                                     December 1992 and of Harrah and Reynolds from
                                                     August 1968 to December 1992.

Theodore J. Nowlen                  46               Vice President of the Company since March 1999;
                                                     President of Interform since May 1998; Vice
                                                     President of Marketing and Technology of
                                                     Interform from January 1996 to May 1998;  Vice
                                                     President of Technology of Interform from
                                                     September 1991 to January 1996; Manager of
                                                     Information Systems of Interform from April
                                                     1983 to September 1991.

James A. Rhodes                     44               Vice President of the Company since March 1999;
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

ITEM 2 - PROPERTIES

         The Company conducts its operations from twenty-six (26) different physical locations, nineteen (19) of which are leased, six (6) of which are owned in fee simple by Company subsidiaries, and one (1), Cordage, which is operated from an owned building pursuant to a land lease under the terms described below. The properties leased, and certain of the lease terms are set forth below:

                                             Division Occupying           Square        Annual        Expiration
               Property                           Property                 Feet         Rental          Of Term
--------------------------------------------------------------------------------------------------------------------
2450 1st Avenue                          Chapman Printing-
Huntington, West Virginia (1)            Huntington                       85,000      $116,400           2008

1945 5th Avenue                          Stationers                       37,025        60,000           2007
Huntington, West Virginia (1)

615-619 4th Avenue                       Stationers                       59,641        21,600           2003
Huntington, West Virginia (1)

405 Ann Street                           Chapman Printing -
Parkersburg, West Virginia (1)           Parkersburg                      36,614        57,600           2003

1563 Hansford Street                     Chapman Printing -
Charleston, West Virginia (1)            Charleston                       21,360        49,920           2003

890 Russell Cave Road                    Chapman Printing -
Lexington, Kentucky (1)                  Lexington                        20,135        57,600           2007

214 Stone Road                           Stationers -
Belpre, Ohio (1)                         Garrison Brewer                  15,146        42,000           2004

2800 Lynch Road                          Smith & Butterfield              42,375       116,640           2004
Evansville, Indiana (1)

113-117 East Third St.                   Smith & Butterfield               8,500        14,400           2002
Owensboro, Kentucky (1)

1901 Mayview Road                        Interform Corporation           120,000       316,000           2003
Bridgeville, Pennsylvania (1)

736 Carondelet Street                    Upton Printing                   15,000        62,700           2003
New Orleans, Louisiana

5600 Jefferson Highway                   Upton Printing                   11,250        47,250           2003
Harahan, Louisiana

1515 Central Parkway                     The Merten Company               40,000        97,200           2001
Cincinnati, Ohio (1)

2217 Robb Street                         U.S. Tag                         26,000        52,000           2005
Baltimore, Maryland (1)

Palmetto Industrial Park                 Carolina Cut Sheets              16,200        35,724          monthly
Timmonsville, S. Carolina

711 Indiana Avenue                       Stationers - Capitol             22,000        96,000           2003
Charleston, West Virginia (1)

Kirk and Chestnut Streets                Stationers-
Morgantown, West Virginia                Thompson's                        9,000        19,356           2003

Route 2, Kyle Industrial Park            Champion Headquarters             9,000        78,000           2003
Huntington, West Virginia


1733 North Airline Highway Gonzalez,     Stationers-Diez                   5,800        12,000           2001
Louisiana

One West Industrial Park                 Cordage                            __          12,000           2002
3254 Route 60 East
Huntington, West Virginia (2)

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

(2) The Cordage division owns, and operates from, a single story building of approximately 14,500 square feet at 3254 Route 60 East, Huntington, West Virginia.

ITEM 3 - LEGAL PROCEEDINGS

         The Company is subject to various claims and legal actions that arise in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the Company believes that the ultimate resolution of these claims and legal actions will not have a material effect on the consolidated financial statements of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Champion common stock has traded on the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") National Market System since the Offering under the symbol "CHMP."

         The following table sets forth the high and low closing prices for Champion common stock for the period indicated. The range of high and low closing prices are based on data from NASDAQ and do not include retail mark-up, mark-down or commission.

                            FISCAL YEAR 2000              FISCAL YEAR 1999
                           HIGH            LOW         HIGH               LOW
                        ------------------------     --------------------------
   First quarter         $ 5.12          $ 3.75       $11.13            $ 9.00
   Second quarter          4.50            2.81         9.00              6.00
   Third quarter           4.38            2.38         8.63              6.63
   Fourth quarter          3.25            2.56         6.81              4.25

         At the close of business on January 12, 2001, there were 506 shareholders of record of Champion common stock.

         The following table sets forth the quarterly dividends per share declared on Champion common stock.

                         FISCAL YEAR           FISCAL YEAR           FISCAL YEAR
                            2001                  2000                   1999
                       ----------------      ----------------     ------------------
   First quarter            $0.05                 $0.05                 $0.05
   Second quarter             -                    0.05                  0.05
   Third quarter              -                    0.05                  0.05
   Fourth quarter             -                    0.05                  0.05



ITEM 6 - SELECTED FINANCIAL DATA

                     SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data for each of the five years in the period ended October 31, 2000 have been derived from the Audited Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with the Audited Consolidated Financial Statements, related notes, and the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.

                                                                  YEAR ENDED OCTOBER 31,
                                         -------------------------------------------------------------------------
                                              2000            1999           1998           1997          1996
                                         --------------  -------------  -------------  -------------  ------------
                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
INCOME STATEMENT DATA:

REVENUES:

Printing                                    $   96,657    $    92,405    $    95,003    $    87,979    $   49,242


Office products and office furniture            29,672         31,954         28,058         20,406        17,115
                                         --------------  -------------  -------------  -------------  ------------
Total revenues                                 126,329        124,359        123,061        108,385        66,357

COST OF SALES:

Printing                                        69,376         65,021         66,699         59,850        33,015


Office products and office furniture            19,927         21,764         18,616         13,289        11,077
                                         --------------  -------------  -------------  -------------  ------------
Total cost of sales                             89,303         86,785         85,315         73,139        44,092

GROSS PROFIT                                    37,026         37,574         37,746         35,246        22,265

Selling, general and administrative
expense                                         32,621         31,387         29,872         28,079        16,197
                                         --------------  -------------  -------------  -------------  ------------

INCOME FROM OPERATIONS                           4,405          6,187          7,874          7,167         6,068

Interest income                                     71            157            245             20            25
Interest expense                                (1,018)        (1,228)        (1,507)        (1,586)         (693)
Other income                                       114            211            241            737           224
                                         --------------  -------------  -------------  -------------  ------------

INCOME BEFORE INCOME TAXES                       3,572          5,327          6,853          6,338         5,624

Income taxes                                    (1,463)        (2,134)        (2,702)        (2,571)       (2,252)
                                         --------------  -------------  -------------  -------------  ------------
Net income                                  $    2,109    $     3,193    $     4,151    $     3,767    $    3,372
                                         ==============  =============  =============  =============  ============

EARNINGS PER SHARE:

Basic                                       $     0.22    $      0.33    $      0.45    $      0.45    $     0.41
Diluted                                           0.22           0.33           0.45           0.45          0.40

DIVIDENDS PER SHARE                         $     0.20    $      0.20    $      0.20    $      0.19    $    0.152

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:

Basic                                        9,714,000      9,714,000      9,142,000      8,383,000     8,324,000
Diluted                                      9,714,000      9,714,000      9,172,000      8,441,000     8,356,000


                                                       AT OCTOBER 31,
                              -----------------------------------------------------------------

                                  2000          1999           1998          1997        1996
                              ------------  -----------     ---------      -------     --------
                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents     $      3,174  $     2,464      $  9,773     $    912   $   2,461

Working capital                     29,070       30,333        35,108       18,935      13,579

Total assets                        71,559       73,642        74,505       60,346      44,063

Long-term debt                       8,070        9,933        13,993       15,156       7,561

Shareholders' equity                46,726       46,560        45,310       26,850      24,641


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets east of the Mississippi River. The Company has grown through strategic acquisitions and internal growth. Through such growth, the Company has realized regional economies of scale, operational efficiencies, and exposure of its core products to new markets. The Company has acquired fourteen printing companies, seven office products and office furniture companies and a paper distribution division since its initial public offering on January 28, 1993.

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

         The Company's operating costs consist of selling, general and administrative expenses. These costs include salaries, commissions and wages for sales, customer service, accounting, administrative and executive personnel, rent, utilities, legal, audit, information systems equipment costs, software maintenance and depreciation.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated information derived from the Company's Consolidated Income Statements, including certain information presented as a percentage of total revenues.

                                                                         YEAR ENDED OCTOBER 31,
                                                                            ($ IN THOUSANDS)
                                              ----------------------------------------------------------------------------
                                                       2000                       1999                       1998
                                              ----------------------    -----------------------    -----------------------
REVENUES:

  Printing                                      $  96,657        76.5%     $ 92,405         74.3%    $  95,003         77.2%

  Office products and office furniture             29,672        23.5        31,954         25.7        28,058         22.8
                                                ----------     -------    ----------       ------    ----------       ------
      Total revenues                              126,329       100.0       124,359        100.0       123,061        100.0

COST OF SALES:

  Printing                                         69,376        54.9        65,021         52.3        66,699         54.2

  Office products and office furniture             19,927        15.8        21,764         17.5        18,616         15.1
                                                ----------     -------    ----------       ------    ----------       ------
      Total cost of sales                          89,303        70.7        86,785         69.8        85,315         69.3
                                                ----------     -------    ----------       ------    ----------       ------
GROSS PROFIT                                       37,026        29.3        37,574         30.2        37,746         30.7

Selling, general and administrative expenses       32,621        25.8        31,387         25.2        29,872         24.3
                                                ----------     -------    ----------       ------    ----------       ------
Income from operations                              4,405         3.5         6,187          5.0         7,874          6.4

OTHER INCOME (EXPENSE):

      Interest income                                  71         0.1           157          0.1           245          0.2

      Interest expense                             (1,018)       (0.8)       (1,228)        (1.0)       (1,507)        (1.2)

      Other income                                    114         0.1           211          0.2           241          0.2
                                                ----------     -------    ----------       ------    ----------       ------
Income before income taxes                          3,572         2.9         5,327          4.3         6,853          5.6

    Income taxes                                   (1,463)       (1.2)       (2,134)        (1.7)       (2,702)        (2.2)
                                                ----------     -------    ----------       ------    ----------       ------
  Net income                                    $   2,109         1.7%     $  3,193          2.6%    $   4,151          3.4%
                                                ==========     =======    ==========       ======    ==========       ======


         The following discussion and analysis presents the significant changes in the financial position and results of operations of the Company and should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included elsewhere herein.

YEAR ENDED OCTOBER 31, 2000 COMPARED TO YEAR ENDED OCTOBER 31, 1999

Revenues

         Consolidated net revenues were $126.3 million for the year ended October 31, 2000 compared to $124.4 million in the prior fiscal year. This change represents a growth in revenues of $2.0 million or 1.6%. Printing revenues increased by $4.3 million or 4.6% from $92.4 million in 1999 to $96.7 million in 2000. Office products and office furniture revenue decreased $2.3 million or 7.1% from $32.0 million in 1999 to $29.7 million in 2000. The decrease in revenues for the office products and office furniture segment was primarily attributable to lower furniture sales. Gross margin dollars declined in both divisions with an overall decrease of $548,000 or 1.5%.

Cost of Sales

         Total cost of sales for the year ended October 31, 2000 totaled $89.3 million compared to $86.8 million in the previous year. This change represented an increase of $2.5 million or 2.9% in cost of sales. Printing cost of sales increased $4.4 million or 6.7% to $69.4 million in 2000 compared to $65.0 million in 1999. Printing cost of sales were higher due to an overall increase in printing sales coupled with an increase in material costs as a percentage of sales. Office products and office furniture cost of sales decreased $1.8 million or 8.4% to $19.9 million from $21.8 million in 1999, primarily due to lower furniture sales.

Operating Expenses and Income

         Selling, general and administrative (S,G&A) expenses increased $1.2 million to $32.6 million in 2000 from $31.4 million in 1999. S,G&A as a percentage of net sales represented 25.8% of net sales in 2000 compared with 25.2% of net sales in 1999. This increase is related, in part, to increases in corporate overhead expenses, higher information system costs, depreciation on newly acquired equipment and increased health insurance costs and expenses related to AIM Printing and IPS being included for a full year in 2000. In addition, expenses for eleven months for Diez are included in 2000.

Other Income/Expense

         Interest expense decreased $211,000 to $1.0 million in 2000 from $1.2 million in 1999 as a result of a reduction in debt. Interest income decreased $87,000 to $71,000 in 2000 from $158,000 in 1999. The additional income in 1999 was due to higher average funds invested as a result of a stock offering in April of 1998.

Income Taxes

         Income taxes as a percentage of income before taxes were 41.0% in 2000 compared with 40.1% in 1999. This increase was primarily caused by a change in the geographic profitability mix of our operations, which resulted in higher effective tax rates at the state level.

Net income

         For reasons set forth above, net income for 2000 decreased $1.1 million to $2.1 million, or $0.22 per share on a basic and diluted basis, from $3.2 million for 1999, or $0.33 per share on a basic and diluted basis.

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

Operating Expenses and Income

         Selling, general and administrative (S,G&A) expenses increased $1.5 million to $31.4 million in 1999 from $29.9 million in 1998. S,G&A as a percentage of net sales represented 25.2% of net sales in 1999 compared with 24.3% of net sales in 1998. This increase is related, in part, to increases in corporate overhead expenses, depreciation on newly acquired equipment and expenses of Rose City, Capitol and Thompson. The results of operations for the year ended October 31, 1999 include Rose City, Capitol and Thompson for the entire year while they were only included for a partial year in 1998. In addition, expenses of a partial year for the AIM Printing and IPS acquisitions are included in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 2000, the Company had $3.2 million of cash and cash equivalents, an increase of $710,000 from the prior year. Working capital as of October 31, 2000 was $29.1 million, a decrease of $1.3 million from October 31, 1999. The decrease in working capital was primarily the result of capital expenditures and dividend payments. The increase in cash and cash equivalents is primarily attributable to cash provided from operations including net cash flow from accounts receivable and inventory reductions of $1.7 million and $571,000.

         The Company has historically used cash generated from operating activities and debt to finance capital expenditures and the cash portion of the purchase price of acquisitions. Management plans to continue making significant investments in equipment and to seek appropriate acquisition candidates. However, to fund the Company's continued expansion of operations, additional financing may be necessary. The Company has available a line of credit totaling $10.0 million and a line of credit totaling $1.0 million (see
Note 3 to the Consolidated Financial Statements for additional information). For the foreseeable future, management believes it can fund operations, meet debt service requirements, and make the planned capital expenditures based on the available cash and cash equivalents, cash flow from operations, and lines of credit.

Cash Flows from Operating Activities

         Cash flows from operating activities for the years ended October 31, 2000, 1999 and 1998 were $8.7 million, $4.2 million and $4.2 million. Cash flows from operating activities for the fiscal year 2000 compared to 1999 increased primarily due to positive cash flow from the reduction of accounts receivable and inventory.

Cash Flows from Investing Activities

         Cash used in investing activities was ($3.1) million, ($4.9) million, and ($1.5) million for the years ended October 31, 2000, 1999 and 1998. Cash flows used in investing activities decreased in 2000 compared to 1999 due to a decrease in the purchase of property and equipment. Cash flows used in investing activities increased in 1999 compared to 1998 due to cash utilized for the purchase of property and equipment including the implementation of a new enterprise-wide resource management system, and the net effect of cash used in the purchase of businesses in 1999 over cash received.

Cash Flows from Financing Activities

         Cash flows (used in) provided by financing activities for the years ended October 31, 2000, 1999 and 1998 were ($4.9) million, ($6.6) million and $6.1 million. Cash flows used in financing activities decreased in 2000 compared to 1999 due to proceeds from long-term debt. In 1998, as a result of a stock offering, the Company received net proceeds of $14.1 million. As a result of the offering, debt was paid down both in 1999 and in 1998 in the amounts of $4.7 million and $5.5 million. Dividends paid in 2000, 1999 and 1998 were $1.9 million, $1.9 million and $1.8 million.

INFLATION AND ECONOMIC CONDITIONS

Management believes that the effect of inflation on the Company's operations has not been material and will continue to be immaterial for the foreseeable future. The Company does not have long-term contracts; therefore, to the extent permitted by competition, it has the ability to pass through to its customers most cost increases resulting from inflation, if any. In addition, the Company is not particularly energy dependent; therefore, the increase in energy costs should not have a significant impact on the Company.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the directors of the Company is contained on pages 2 through 4 and page 13 of the Company's definitive Proxy Statement, dated February 16, 2001, with respect to the Annual Meeting of Shareholders to be held on March 19, 2001, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

         The information called for by this Item is contained on pages 6 through 10 of the Company's definitive Proxy Statement, dated February 16, 2001, with respect to the Annual Meeting of Shareholders to be held on March 19, 2001, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this Item is contained on pages 4 and 5 of the Company's definitive Proxy Statement, dated February 16, 2001, with respect to the Annual Meeting of Shareholders to be held on March 19, 2001, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this Item is contained on page 12 of the Company's definitive Proxy Statement, dated February 16, 2001, with respect to the Annual Meeting of Shareholders to be held on March 19, 2001, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

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

                  Executive Compensation                Company's 1993 Stock Option Plan, effective
                  Plans and Arrangements         March 22, 1994, filed as Exhibit 10.14 to Form 10-K
                                                 dated January 27, 1994, filed January 31, 1994, is
                                                 incorporated herein by reference.

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

                                                 Agreement of Lease between ADJ Corp and Champion
                                                 Industries, Inc. dated January 1, 1999, regarding
                                                 Industrial Lane in Kyle Industrial Park, filed as
                                                 Exhibit 10.1 to Form 10-K dated January 25, 2000,
                                                 filed January 28, 2000, is incorporated herein by
                                                 reference.

                                                 $10,000,000 revolving credit agreement by and among
                                                 the Company and its subsidiaries and National City
                                                 Bank dated as of April 1, 1999, filed as Exhibit
                                                 10.2 to Form 10-K dated January 25, 2000, filed
                                                 January 28, 2000, is incorporated herein by
                                                 reference.

                                                 Lease Agreement dated November 1, 1999 between
                                                 Randall M. Schulz, successor trustee of The
                                                 Butterfield Family Trust No. 2 and Smith &
                                                 Butterfield Co., Inc. regarding 2800 Lynch Road,
                                                 Evansville, Indiana, filed as Exhibit 10.3 to Form
                                                 10-K dated January 25, 2000, filed January 28,
                                                 2000, is incorporated herein by reference.

                                                 Agreement of Lease dated September 25, 1998 between
                                                 Ronald H. Scott and Frank J. Scott t/d/b/a St.
                                                 Clair Leasing Co. and Interform Corporation,
                                                 regarding 1901 Mayview Road, Bridgeville,
                                                 Pennsylvania, filed as Exhibit 10.4 to Form 10-K
                                                 dated January 25, 2000, filed January 28, 2000, is
                                                 incorporated herein by reference.

(10.1)                                           $1,000,000 revolving line of credit between
                                                 Stationers, Inc. and First Sentry Bank dated as of
                                                 October 17, 2000.

                                                                             Page Exhibit (10.1)-p1
                                                                             ----------------------

(10.2)                                           Lease agreement dated October 31, 2000 between
                                                 Champion Industries, Inc. dba Upton Printing and
                                                 AMB Property, L.P., 5600 Jefferson Highway Harahan,
                                                 Louisiana.

                                                                             Page Exhibit (10.2)-p1
                                                                             ----------------------

(10.3)                                           Lease agreement dated September 27, 2000 between M.
                                                 Field Gomila Et. Al. and Bourque Printing DBA Upton
                                                 Printing for 736 Carondelet Street New Orleans,
                                                 Louisiana.

                                                                             Page Exhibit (10.3)-p1
                                                                             ----------------------

(10.4)                                           $2,690,938 Business Loan agreement by and among the
                                                 Company and One Valley Bank National Association
                                                 (BB&T), dated as of May 6, 1999, together with
                                                 Promissory Note and Commercial Security Agreement.

                                                                             Page Exhibit (10.4)-p1
                                                                             ----------------------

(10.5)                                           $618,720 Promissory Note by and among the Company
                                                 and Bank One, West Virginia, N.A. dated as of June
                                                 6, 2000 together with commercial security
                                                 agreement.

                                                                             Page Exhibit (10.5)-p1
                                                                             ----------------------

(10.6)                                           $550,000 Promissory Note by and among the Company
                                                 and Bank One, West Virginia, N.A. dated as of
                                                 August 4, 2000 together with Commercial Security
                                                 Agreement and Letter of Understanding.

                                                                             Page Exhibit (10.6)-p1
                                                                             ----------------------

(21)           Subsidiaries of the Registrant    Exhibit 21                      Page Exhibit 21-p1
                                                                             ----------------------

(23)           Consent of Ernst & Young LLP      Exhibit 23                      Page Exhibit 23-p1
                                                                             ----------------------

(b) Champion filed the following reports on Form 8-K during the last quarter of the period covered by this report:

         Form 8-K dated September 5, 2000, filed September 14, 2000 regarding appointment of Kirby J. Taylor as President and Chief Operating Officer.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CHAMPION INDUSTRIES, INC.

                                  By /s/ Marshall T. Reynolds
                                    ------------------------------------------
                                  Marshall T. Reynolds
                                  Chief Executive Officer


                                  By /s/ Kirby J. Taylor
                                    ------------------------------------------
                                  Kirby J. Taylor
                                  President and Chief Operating Officer


                                  By /s/ Todd R. Fry
                                    ------------------------------------------
                                  Todd R. Fry
                                  Vice President and Chief Financial Officer



                                  Date: January 22, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

  SIGNATURE AND TITLE                           DATE


                                                January 22, 2001
  ------------------------------------
  Robert H. Beymer, Director

  /s/ Philip E. Cline                           January 22, 2001
  ------------------------------------
  Philip E. Cline, Director

  /s/ Harley F. Mooney, Jr.                     January 22, 2001
  ------------------------------------
  Harley F. Mooney, Jr., Director

  /s/ Todd L. Parchman                          January 22, 2001
  ------------------------------------
  Todd L. Parchman, Director

  /s/ A. Michael Perry                          January 22, 2001
  ------------------------------------
  A. Michael Perry, Director

  /s/ Marshall T. Reynolds                      January 22, 2001
  ------------------------------------
  Marshall T. Reynolds, Director

  /s/ Neal W. Scaggs                            January 22, 2001
  ------------------------------------
  Neal W. Scaggs, Director

  /s/ Glenn W. Wilcox, Sr.                      January 22, 2001
  ------------------------------------
  Glenn W. Wilcox, Sr., Director

                          CHAMPION INDUSTRIES, INC.

            Audited Consolidated Financial Statements and Schedule

                               October 31, 2000




CONTENTS

Report of Independent Auditors (Item 8).......................................F-2

Audited Consolidated Financial Statements and Schedule (Item 8)

     Consolidated Balance Sheets..............................................F-3

     Consolidated Income Statements...........................................F-5

     Consolidated Statements of Shareholders' Equity..........................F-6

     Consolidated Statements of Cash Flows....................................F-7

     Notes to Consolidated Financial Statements...............................F-8

     Schedule II--Valuation and Qualifying Accounts (Item 14a)...............F-22

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Champion Industries, Inc.

We have audited the accompanying consolidated balance sheets of Champion Industries, Inc. and Subsidiaries as of October 31, 2000 and 1999, and the related consolidated income statements, statements of shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champion Industries, Inc. and Subsidiaries at October 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                          /s/ Ernst & Young LLP

Charleston, West Virginia
December 22, 2000

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets

                                                                                OCTOBER 31,
                                                                        2000                    1999
                                                             ---------------------------------------------
ASSETS
   Current assets:
      Cash and cash equivalents                               $          3,173,587          $   2,463,554
      Accounts receivable, net of allowance
      of $1,509,000 and $1,448,000                                      21,986,924             23,962,380
      Inventories                                                       13,576,479             14,072,694
      Other current assets                                               1,009,915                828,189
      Deferred income tax assets                                         1,103,480              1,009,512
                                                             ---------------------------------------------
   Total current assets                                                 40,850,385             42,336,329

   Property and equipment, at cost:
      Land                                                               1,009,220                984,889
      Buildings and improvements                                         6,631,840              6,308,530
      Machinery and equipment                                           34,832,461             32,861,577
      Equipment under capital leases                                     1,600,000              1,600,000
      Furniture and fixtures                                             2,278,750              2,353,191
      Vehicles                                                           2,870,865              2,621,696
                                                             ---------------------------------------------
                                                                        49,223,136             46,729,883
   Less accumulated depreciation                                       (24,267,533)           (20,667,666)
                                                             ---------------------------------------------
                                                                        24,955,603             26,062,217

   Cash surrender value of officers' life insurance                      1,246,558                956,769
   Goodwill, net of accumulated amortization                             3,634,439              3,558,346
   Other assets
                                                                           872,214                728,833
                                                             ---------------------------------------------
                                                                         5,753,211              5,243,948
                                                             ---------------------------------------------
   Total assets                                               $         71,559,199          $  73,642,494
                                                             =============================================


See notes to consolidated financial statements.

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                 OCTOBER 31,
                                                                           2000                1999
                                                                  ------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                             $        3,601,765    $       3,521,282
      Accrued payroll and commissions                                       2,199,379            1,768,345
      Taxes accrued and withheld                                            1,197,435              905,854
      Accrued income taxes                                                    224,519              677,119
      Accrued expenses                                                      1,005,744            1,207,153
      Current portion of long-term debt:
         Notes payable                                                      3,210,255            3,607,354
         Capital lease obligations                                            341,661              316,598
                                                                  ------------------------------------------
   Total current liabilities                                               11,780,758           12,003,705

   Long-term debt, net of current portion:
      Notes payable                                                         7,730,531            9,222,191
      Capital lease obligations                                               339,653              710,433
   Deferred income tax liabilities                                          4,173,419            4,318,571
   Other liabilities                                                          809,080              827,725
                                                                  ------------------------------------------
   Total liabilities                                                       24,833,441           27,082,625

   Commitments and contingencies

   Shareholders' equity:
      Common stock, $1 par value, 20,000,000 shares authorized;
      9,713,913 shares issued and outstanding                               9,713,913            9,713,913
      Additional paid-in capital                                           22,242,047           22,242,047
      Retained earnings                                                    14,769,798           14,603,909
                                                                  ------------------------------------------
   Total shareholders' equity                                              46,725,758           46,559,869
                                                                  ------------------------------------------
   Total liabilities and shareholders' equity                      $       71,559,199    $      73,642,494
                                                                  ==========================================

See notes to consolidated financial statements.

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                        Consolidated Income Statements

                                                                     YEAR ENDED OCTOBER 31,
                                                           2000                1999               1998
                                                   ------------------------------------------------------------
   Revenues:
      Printing                                      $       96,656,679   $    92,404,925    $   95,002,726
      Office products and office furniture                  29,672,727        31,953,877        28,058,762
                                                   ------------------------------------------------------------
      Total revenues                                       126,329,406       124,358,802       123,061,488

   Cost of sales:
      Printing                                              69,376,266        65,021,151        66,699,561
      Office products and office furniture                  19,927,207        21,763,787        18,615,734
                                                   ------------------------------------------------------------
      Total cost of sales                                   89,303,473        86,784,938        85,315,295

   Gross Profit                                             37,025,933        37,573,864        37,746,193

   Selling, general and administrative expenses             32,621,339        31,387,527        29,871,573
                                                   ------------------------------------------------------------
   Income from operations                                    4,404,594         6,186,337         7,874,620

   Other income (expense):
      Interest income                                           71,094           157,691           244,753
      Interest expense                                      (1,017,618)       (1,228,157)       (1,507,387)
      Other                                                    113,710           210,912           241,392
                                                   ------------------------------------------------------------
                                                              (832,814)         (859,554)       (1,021,242)
                                                   ------------------------------------------------------------
   Income before income taxes                                3,571,780         5,326,783         6,853,378
   Income taxes                                             (1,463,109)       (2,133,872)       (2,702,274)
                                                   ------------------------------------------------------------
   Net income                                       $        2,108,671   $     3,192,911    $    4,151,104
                                                   ============================================================

   Earnings per share:
      Basic                                         $             0.22   $          0.33    $         0.45
      Diluted                                                     0.22              0.33              0.45

   Dividends paid per share                                       0.20              0.20              0.20

   Weighted average shares outstanding:
      Basic                                                  9,714,000         9,714,000         9,142,000
      Diluted                                                9,714,000         9,714,000         9,172,000

See notes to consolidated financial statements.

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

               Consolidated Statements of Shareholders' Equity



                                                    COMMON STOCK            ADDITIONAL
                                            ------------------------------   PAID-IN        RETAINED
                                                SHARES         AMOUNT        CAPITAL        EARNINGS          TOTAL
                                            -----------------------------------------------------------------------------
Balance, October 31, 1997                       8,384,930   $   8,384,930 $   7,450,328  $   11,014,514   $   26,849,772

   Net income for 1998                                  -               -             -       4,151,104        4,151,104
   Dividends ($0.20 per share)                          -               -             -      (1,811,843)      (1,811,843)
   Stock issued in acquisitions                   193,397         193,397     1,564,894               -        1,758,291
   Stock options exercised                         43,593          43,593       184,274               -          227,867
   Stock offering, net of issuance
     expenses                                   1,091,993       1,091,993    13,042,551               -       14,134,544
                                            -----------------------------------------------------------------------------

Balance, October 31, 1998                       9,713,913       9,713,913    22,242,047      13,353,775       45,309,735

   Net income for 1999                                  -               -             -       3,192,911        3,192,911
   Dividends ($0.20 per share)                          -               -             -      (1,942,777)      (1,942,777)
                                            -----------------------------------------------------------------------------

Balance, October 31, 1999                       9,713,913       9,713,913    22,242,047      14,603,909       46,559,869

   NET INCOME FOR 2000                                  -               -             -       2,108,671        2,108,671
   DIVIDENDS ($0.20 PER SHARE)                          -               -             -      (1,942,782)      (1,942,782)
                                            -----------------------------------------------------------------------------

BALANCE, OCTOBER 31, 2000                       9,713,913   $   9,713,913 $  22,242,047  $   14,769,798   $   46,725,758
                                            =============================================================================

See notes to consolidated financial statements.

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                                                                                  YEAR ENDED OCTOBER 31,
                                                                          2000              1999             1998
                                                                   ------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                          $  2,108,671      $  3,192,911      $  4,151,104
     Adjustments to reconcile net income to cash provided by
   operating activities:
     Depreciation and amortization                                        4,286,048         3,892,312         3,620,925
     Loss (gain) on sale of assets                                           19,147            41,004           (52,914)
     Deferred income taxes                                                 (239,120)           33,436           616,334
     Deferred compensation                                                   25,020            42,000            53,000
     Bad debt expense                                                       412,420           529,747           274,191
     Changes in assets and liabilities:
       Accounts receivable                                                1,705,346        (2,971,599)         (646,319)
       Inventories                                                          571,215        (1,197,359)         (489,321)
       Other current assets                                                (150,376)         (347,433)         (164,028)
       Accounts payable                                                     (15,070)          (86,112)       (1,038,947)
       Accrued payroll                                                      431,034           205,028          (628,118)
       Taxes accrued and withheld                                           281,351           290,324           (58,872)
       Accrued income taxes                                                (452,600)          501,917          (264,549)
       Deferred revenue                                                           -                 -        (1,059,975)
       Accrued expenses                                                    (201,409)          118,853          (108,610)
       Other liabilities                                                    (43,665)          (23,810)            3,894
                                                                   ------------------------------------------------------
   Net cash provided by operating activities                              8,738,012         4,221,219         4,207,795
     Cash flows from investing activities:
         Purchase of property and equipment                              (2,334,255)       (4,078,328)       (3,195,260)
         Proceeds from sales of assets                                      181,302           301,454           513,282
         Businesses acquired, net of cash received                         (463,477)         (788,941)        1,159,356
         Change in other assets                                            (478,699)         (342,755)           33,798
                                                                   ------------------------------------------------------
         Net cash used in investing activities                           (3,095,129)       (4,908,570)       (1,488,824)
     Cash flows from financing activities:
         Net payments on notes payable                                            -                 -        (2,758,757)
         Proceeds from long-term debt                                     1,168,720            45,613         1,815,465
         Principal payments on long-term debt                            (4,158,788)       (4,725,124)       (5,465,344)
         Dividends paid                                                  (1,942,782)       (1,942,777)       (1,811,843)
         Proceeds from stock offering, net of issuance expenses                   -                 -        14,134,544
         Proceeds for exercise of stock options                                   -                 -           227,867
                                                                   ------------------------------------------------------
         Net cash (used in) provided by financing activities             (4,932,850)       (6,622,288)        6,141,932
                                                                   ------------------------------------------------------
         Net increase (decrease) in cash                                    710,033        (7,309,639)        8,860,903
         Cash and cash equivalents at beginning of year                   2,463,554         9,773,193           912,290
                                                                   ------------------------------------------------------
         Cash and cash equivalents at end of year                      $  3,173,587      $  2,463,554      $  9,773,193
                                                                   ======================================================

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

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements of Champion Industries, Inc. and Subsidiaries (the "Company") include the accounts of The Chapman Printing Company, Inc., Bourque Printing, Inc., Dallas Printing Company, Inc., Stationers, Inc., Carolina Cut Sheets, Inc., U.S. Tag & Ticket Company, Inc., Donihe Graphics, Inc., Smith and Butterfield Co., Inc., The Merten Company, Interform Corporation, Blue Ridge Printing Co., Inc., CHMP Leasing, Inc., Rose City Press, Capitol Business Equipment, Inc., Thompson's of Morgantown, Inc., Independent Printing Service, Inc. and Diez Business Machines.

         Significant intercompany transactions have been eliminated in consolidation.

CASH EQUIVALENTS

         Cash and cash equivalents consist principally of cash on deposit with banks, repurchase agreements for government securities, and a money market account, all highly liquid investments with an original maturity of three months or less. At October 31, 2000 and 1999, the Company held overnight repurchase agreements for $1,474,000 and $2,228,000 of government securities with stated interest rates of 5.20% and 3.85%.

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

         Major renewals, betterments, and replacements are capitalized while maintenance and repair costs are charged to operations as incurred. Upon the sale or disposition of assets, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in income. Depreciation expense approximated $3,975,000, $3,674,000, and $3,432,000 for the years ended October 31, 2000, 1999 and 1998.

GOODWILL

         The excess cost over fair value of net assets of acquired businesses, goodwill, is being amortized by the straight-line method over periods ranging from 15 to 25 years. The carrying value of goodwill is evaluated periodically for impairment. This evaluation includes the review of operating performance and estimated future undiscounted cash flows of the underlying businesses. Any impairment loss is recognized in the period when it is determined that the carrying value of the goodwill may not be recoverable. Accumulated amortization at October 31, 2000 and 1999 approximated $1,495,000 and $1,253,000. Amortization expense approximated $242,000, $160,000 and $137,000, for the years ended October 31, 2000, 1999 and 1998.

ADVERTISING COSTS

         Advertising costs are expensed as incurred. Advertising expense for the years ended October 31, 2000, 1999 and 1998 approximated $641,000, $693,000 and $650,000.

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

EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The effect of dilutive stock options increased weighted average shares outstanding by 400, 500 and 30,000 for the years ended October 31, 2000, 1999 and 1998.

REVENUE RECOGNITION

         Revenues are recognized when products are shipped or services are rendered to customers.

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

Shipping and handling costs are recorded as a component of cost of sales.

SEGMENT INFORMATION

         The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

COST OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

         Certain external costs and internal payroll and payroll-related costs have been capitalized during the application, development and implementation stages of software development projects and are being amortized over the software's useful life. Training and research and development costs are expensed as incurred.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, the adoption of the new Statement will not have a significant effect on earnings or the financial position of the Company.

RECLASSIFICATIONS

         Certain prior-year amounts have been reclassified to conform to the current-year Financial Statement presentation.

2. INVENTORIES

         Inventories consisted of the following:

                                                               OCTOBER 31,
                                                         2000              1999
                                                  --------------------------------------
Printing:
   Raw materials                                       $  3,034,390      $  3,267,880
   Work in process                                        2,041,255         2,357,856
   Finished goods                                         4,144,178         4,205,061
Office products and office furniture                      4,356,656         4,241,897
                                                  --------------------------------------
                                                       $ 13,576,479      $ 14,072,694
                                                  ======================================

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

3. LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                                            OCTOBER 31,
                                                                                      2000              1999
                                                                                ------------------------------------
Unsecured term notes payable to a bank, due
   in monthly principal installments of $148,810
   plus interest at the prime rate with the last
   note maturing April 2004                                                         $   6,250,000    $   8,035,714

Installment notes payable to banks, due in monthly
   installments totaling $102,259 with interest
   rates approximating or plus the bank's prime
   rate and the last note maturing October 2005,
   collateralized by equipment, vehicles, inventory
   and accounts receivable                                                              3,201,659        2,444,181

Unsecured installment notes payable to a bank, due
   in monthly installments of $82,921, plus interest
   at a fixed rate with the note maturing May 2002,
   collateralized by real estate                                                        1,489,127        2,349,650

Capital lease obligations, due in monthly
   installments totaling $32,017 including interest
   at the bank's prime rate through October 2002                                          681,314        1,027,031
                                                                                ------------------------------------
                                                                                       11,622,100       13,856,576
Less current portion                                                                    3,551,916        3,923,952
                                                                                ------------------------------------
Long-term debt, net of current portion                                              $   8,070,184    $   9,932,624
                                                                                ====================================

The unsecured term note agreements contain restrictive financial covenants requiring the Company to maintain certain financial ratios.


Maturities of long-term debt for each of the next five years follow:

                  NOTES               CAPITAL
                 PAYABLE              LEASES           TOTAL
               -------------------------------------------------
2001           $ 3,210,255          $ 341,661       $  3,551,916
2002             4,098,459            339,653          4,438,112
2003             2,330,079                 -           2,330,079
2004             1,163,678                 -           1,163,678
2005               138,315                 -             138,315
THEREAFTER              -                  -                  -
               -------------------------------------------------
               $10,940,786          $ 681,314       $ 11,622,100
               =================================================

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

         The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at interest rates at LIBOR plus 1% to 1.5%. The line of credit expires in April 2002 and contains certain restrictive financial covenants. There were no borrowings outstanding under this facility at October 31, 2000.

         The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in December 2001 and contains certain financial covenants. There were no borrowings outstanding under this facility at October 31, 2000.

         The prime rate, the base interest rate on the above loans, approximated 9.5% and 8.25% at October 31, 2000 and 1999. Interest paid during the years ended October 31, 2000, 1999 and 1998 approximated $1,018,000, $1,230,000 and $1,588,000.

         The Company's non-cash activities for 2000, 1999 and 1998 included equipment purchases of approximately $756,000, $589,000 and $579,000, which were financed by a bank.

4. EMPLOYEE BENEFIT PLANS

         The Company had a Profit Sharing Plan that covered all eligible employees and qualified as a Savings Plan under Section 401(k) of the Internal Revenue Code. Effective January 1, 1998, the Profit Sharing Plan was merged into The Champion Industries, Inc. 401(k) Plan (the "Plan"). The Plan covers all eligible employees who satisfy the age and service requirements. Each participant may elect to contribute up to 15% of annual compensation, and the Company is obligated to contribute 100% of the participant's contribution not to exceed 2% of the participant's annual compensation. The Company may make discretionary contributions to the Plan. The Company's expense under these Plans was approximately $375,000, $369,000 and $311,000 for the years ended October 31, 2000, 1999 and 1998.

         The Company's 1993 Stock Option Plan provides for the granting of both incentive and non-qualified stock options to management personnel for up to 762,939 shares of the Company's common stock. The option price per share for incentive stock options shall not be lower than the fair market value of the common stock at the date of grant. The option price per share for non-qualified stock options shall be at such price as the Compensation Committee of the Board of Directors may determine at its sole discretion. All options to date are incentive stock options. Exercise prices for options outstanding as of October 31, 2000 ranged from $4.25 to $18.50. Options vest immediately and may be exercised within five years from the date of grant. The weighted average remaining contractual life of those options is 2.42 years.

         A summary of the Company's stock option activity and related information for the years ended October 31 follows:

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                                     WEIGHTED                   WEIGHTED                    WEIGHTED
                                                     AVERAGE                     AVERAGE                    AVERAGE
                                                     EXERCISE                   EXERCISE                    EXERCISE
                                         2000         PRICE         1999          PRICE         1998         PRICE
                                     ---------------------------------------------------------------------------------
Outstanding-beginning of year            180,862     $  13.94       158,424     $  15.89        179,532     $  12.52
Granted                                   50,000         4.25        43,000         6.88         42,000        18.50
Exercised                                      -         -                -         -           (43,593)        6.30
Forfeited or expired                     (54,545)       13.13       (20,562)       13.07        (19,515)       11.88
                                     --------------             --------------              --------------
Outstanding-end of year                  176,317        11.44       180,862        13.94        158,424        15.89
                                     ==============             ==============              ==============
Weighted average fair value of
   options granted during the year      $   1.14                   $   1.83                    $   4.51
                                     ==============             ==============              ==============

A summary of stock options outstanding and exercisable at October 31, 2000, follows:

         EXERCISE         NUMBER         REMAINING
          PRICE        OUTSTANDING          LIFE
        ---------------------------------------------
        $   15.04       32,817             0.13
            17.90       27,500             1.13
            18.50       31,000             2.12
             6.88       37,000             3.63
             4.25       48,000             4.14

         The Company has elected to follow the intrinsic value method in accounting for its employee stock options. Accordingly, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 6.00%; dividend yields of 4.71%, 2.91% and 1.08%; volatility factors of the expected market price of the Company's common stock of 39.9%, 32.5% and 21.2%; and a weighted-average expected life of the option of 4 years.

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

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

         The following pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is expensed in the year granted since the options vest immediately. The Company's pro forma information for the years ended October 31 follows:

                                                          2000              1999             1998
                                                    -----------------------------------------------------
   Pro forma net income                                 $  2,075,000     $  3,114,000     $   3,962,000
                                                    =====================================================

   Pro forma basic and diluted earnings per share       $       0.21     $       0.32     $        0.43
                                                    =====================================================

         The Company has deferred compensation agreements with two employees of Blue Ridge Printing Co., Inc. providing for payments totaling approximately $1,000,000 over a ten year period after retirement. The Company had accrued approximately $676,000 and $651,000 at October 31, 2000 and 1999 relating to these agreements. The amount expensed for these agreements for the years ended October 31, 2000, 1999 and 1998 approximated $25,000, $42,000 and $53,000. To assist in funding the deferred compensation agreements, the Company has invested in life insurance policies which had cash surrender values of $604,000 and $500,000 at October 31, 2000 and 1999.

5. INCOME TAXES

Income taxes consisted of the following:

                                                   YEAR ENDED OCTOBER 31,
                                          2000              1999             1998
                                    -----------------------------------------------------
   Current expense:
      Federal                          $   1,332,515    $   1,655,446      $  1,662,406
      State                                  369,714          444,990           423,534
   Deferred (benefit) expense               (239,120)          33,436           616,334
                                    -----------------------------------------------------
                                       $   1,463,109    $   2,133,872      $  2,702,274
                                    =====================================================

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

Deferred tax assets and liabilities are as follows:

                                                                                     OCTOBER 31,
                                                                               2000              1999
                                                                         ------------------------------------
   Assets:
      Allowance for doubtful accounts                                      $      603,414   $      579,214
      Deferred compensation                                                       270,220          260,212
      Net operating loss carryforward of acquired companies                       115,127           81,334
      Accrued vacation                                                            184,359          187,042
      Other accrued liabilities                                                   314,153          260,748
                                                                         ------------------------------------
   Gross deferred tax assets                                                    1,487,273        1,368,550

   Liabilities:
      Property and equipment                                                    4,504,926        4,633,174
      Other assets                                                                 52,286           44,435
                                                                         ------------------------------------
      Gross deferred liability                                                  4,557,212        4,677,609
                                                                         ------------------------------------
   Net deferred tax liabilities                                             $   3,069,939    $   3,309,059
                                                                         ====================================

         A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                                             YEAR ENDED OCTOBER 31,
                                                                         2000         1999         1998
                                                                     ----------------------------------------
   Statutory federal income tax rate                                       34.0%        34.0%        34.0%
   State taxes, net of federal benefit                                      6.8          5.5          4.1
   Other                                                                    0.2          0.6          1.3
                                                                     ----------------------------------------
   Effective tax rate                                                      41.0%        40.1%        39.4%
                                                                     ========================================

         Income taxes paid during the years ended October 31, 2000, 1999 and 1998 approximated $2,144,000, $1,755,000 and $2,393,000.

         The Company has available for income tax purposes net operating loss carryforwards from acquired companies of approximately $1,484,000, of which $487,000 expires in 2011, $899,000 in 2012 and $98,000 in 2013. The Company
has available for state income tax purposes net operating loss carryforwards from acquired companies of approximately $1,892,000 of which $21,000 expires in 2010, $47,000 expires in 2011, $545,000 expires in 2012, $253,000 expires in 2013 and $1,026,000 expires in 2014. The Company established valuation allowances against certain net operating loss carryforwards and to the extent that the amounts are subsequently recognized, they will be recorded in the period used as a reduction of goodwill.

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

6. RELATED PARTY TRANSACTIONS AND OPERATING LEASE COMMITMENTS

         The Company leases operating facilities from entities controlled by its Chief Executive Officer, his family and affiliates. The terms of these leases, which are accounted for as operating leases, range from five to fifteen years.

A summary of significant related party transactions follows:

                                                                            YEAR ENDED OCTOBER 31,
                                                                      2000           1999           1998
                                                                -----------------------------------------------
     Rent expense paid to affiliated entities for
        operating facilities                                        $  458,000      $  428,000    $   363,000
     Sales of office products, office furniture and printing
        services to affiliated entities                                892,000         667,000        447,000

         Historically, the Company either purchased a new vehicle or entered into a new vehicle lease with unrelated entities. These leases are on a month-to-month basis. Other vehicle rent expense to unrelated entities totaled $119,000, $168,000 and $231,000 for the years ended October 31, 2000, 1999 and
1998.

         In addition, the Company leases property and equipment from unrelated entities under operating leases. Rent expense amounted to $690,000, $742,000 and $779,000 for the years ended October 31, 2000, 1999 and 1998.

         Under the terms and conditions of the above-mentioned leases, the Company pays all taxes, assessments, maintenance, repairs or replacements, utilities and insurance.

         Future minimum rental commitments for all noncancelable operating leases with initial terms of one year or more consisted of the following at October 31, 2000:

       2001                       $ 1,032,000
       2002                           807,000
       2003                           669,000
       2004                           469,000
       2005                           219,000
       Thereafter                     327,000
                             ------------------
                                  $ 3,523,000
                             ==================


         In order to minimize premium costs, the Company participates in a self-insurance program for employee health care benefits with affiliates controlled by its Chief Executive Officer. The Company is allocated costs based on its proportionate share to provide such benefits to its employees. The Company's expense related to this program for the years ended October 31, 2000, 1999 and 1998 was approximately $2,614,000, $1,961,000 and $2,049,000.

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

7. COMMITMENTS AND CONTINGENCIES

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

         The Company is subject to various claims and legal actions that arise in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the Company believes that the ultimate resolution of these claims and legal actions will not have a material effect on the consolidated financial statements of the Company.

8. ACQUISITIONS

         On November 6, 2000, the Company acquired certain assets of the Huntington, West Virginia paper distribution division of The Cincinnati Cordage Paper Company ("Cordage") pursuant to an auction held by the U.S. Bankruptcy Court for the Southern District of Ohio. This transaction was accounted for under the purchase method of accounting.

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

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

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


9. INDUSTRY SEGMENT INFORMATION

         The Company operates principally in two industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms); and the sale of office products and office furniture including interior design services. The Company employs approximately 900 people, of whom 88 are covered by a collective bargaining agreement which expires on May 31, 2001. The Company believes its relations with employees is satisfactory.

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

The table below presents information about reported segments for the years ending October 31:

                                                                              OFFICE
                                                                             PRODUCTS
      2000                                             PRINTING            & FURNITURE                TOTAL
      ----                                      ----------------------------------------------------------------
      REVENUES                                    $       105,895,778     $     33,137,917      $    139,033,695
      ELIMINATION OF INTERSEGMENT REVENUE                  (9,239,099)          (3,465,190)          (12,704,289)
                                                ----------------------------------------------------------------
      CONSOLIDATED REVENUES                       $        96,656,679     $     29,672,727      $    126,329,406
                                                ================================================================
      OPERATING INCOME                                      3,032,018            1,372,576             4,404,594
      DEPRECIATION & AMORTIZATION                           4,019,769              266,279             4,286,048
      CAPITAL EXPENDITURES                                  2,191,569              142,686             2,334,255
      IDENTIFIABLE ASSETS                                  58,395,906           13,163,293            71,559,199


                                                                              OFFICE
                                                                             PRODUCTS
      1999                                             PRINTING            & FURNITURE                TOTAL
      ----                                      ---------------------------------------------------------------
      Revenues                                    $       101,162,938    $     34,033,078      $    135,196,016
      Elimination of intersegment revenue                 (8,758,013)          (2,079,201)          (10,837,214)
                                                ---------------------------------------------------------------
      Consolidated revenues                       $        92,404,925    $     31,953,877      $    124,358,802
                                                ===============================================================
      Operating income                                      4,451,565           1,734,772             6,186,337
      Depreciation & amortization                           3,648,497             243,815             3,892,312
      Capital expenditures                                  3,884,818             193,510             4,078,328
      Identifiable assets                                  58,155,475          15,487,019            73,642,494


                                                                              OFFICE
                                                                             PRODUCTS
      1998                                             PRINTING            & FURNITURE                TOTAL
      ----                                      ---------------------------------------------------------------
      Revenues                                    $       101,634,492    $     31,620,682      $    133,255,174
      Elimination of intersegment revenue                  (6,631,766)         (3,561,920)          (10,193,686)
                                                ---------------------------------------------------------------
      Consolidated revenues                       $        95,002,726    $     28,058,762      $    123,061,488
                                                ===============================================================
      Operating income                                      5,947,416           1,927,204             7,874,620
      Depreciation & amortization                           3,306,724             314,201             3,620,925
      Capital expenditures                                  3,048,842             146,418             3,195,260
      Identifiable assets                                  61,904,800          12,600,528            74,505,328

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

         A reconciliation of total segment revenue, assets and operating income to consolidated income before income taxes for the years ending October 31, 2000, 1999 and 1998 is as follows:

                                                          2000                  1999                      1998
                                                 ------------------------------------------------------------------
Revenues:
  Total segment revenues                              $   139,033,695       $   135,196,016       $   133,255,174
  Elimination of intersegment revenue                     (12,704,289)          (10,837,214)          (10,193,686)
                                                 ------------------------------------------------------------------
  Consolidated revenue                                $   126,329,406       $   124,358,802       $   123,061,488
                                                 ==================================================================

Operating Income:
  Total segment operating income                      $     4,404,594       $     6,186,337       $     7,874,620
  Interest income                                              71,094               157,691               244,753
  Interest expense                                         (1,017,618)           (1,228,157)           (1,507,387)
  Other income                                                113,710               210,912               241,392
                                                 ------------------------------------------------------------------
Consolidated income before income taxes               $     3,571,780       $     5,326,783       $     6,853,378
                                                 ==================================================================
Identifiable assets:
  Total segment identifiable assets                   $    71,559,199       $    73,642,494       $    74,505,328
  Elimination of intersegment assets                                -                     -                     -
                                                 ------------------------------------------------------------------
  Total consolidated assets                           $    71,559,199       $    73,642,494       $    74,505,328
                                                 ==================================================================

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

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the quarterly results of operations for the years ended October 31, 2000 and 1999.

                                         FIRST             SECOND             THIRD             FOURTH
                                        QUARTER            QUARTER           QUARTER            QUARTER
                                   ---------------------------------------------------------------------------
    REVENUES
       2000                         $     31,633,000     $  32,034,000      $  30,415,000      $ 32,248,000
       1999                               29,230,000        30,874,000         30,037,000        34,217,000

    GROSS PROFIT
       2000                         $      8,633,000     $   9,980,000      $   9,267,000      $  9,145,000
       1999                                8,621,000         9,807,000          8,915,000        10,230,000

    NET INCOME
       2000                         $        252,000     $     940,000      $     452,000      $    465,000
       1999                                  855,000         1,136,000            256,000           945,000

    EARNINGS PER SHARE
    Basic
       2000                         $           0.03     $       0.10       $        0.05      $      0.05
       1999                                     0.09             0.12                0.03             0.10

    Diluted
       2000                         $           0.03     $       0.10       $        0.05      $      0.05
       1999                                     0.09             0.12                0.03             0.10

    WEIGHTED AVERAGE SHARES
       OUTSTANDING
    Basic
       2000                                9,714,000         9,714,000          9,714,000         9,714,000
       1999                                9,714,000         9,714,000          9,714,000         9,714,000

    Diluted
       2000                                9,716,000         9,714,000          9,714,000         9,714,000
       1999                                9,714,000         9,714,000          9,716,000         9,714,000

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                 Schedule II

                      Valuation and Qualifying Accounts

                 Years Ended October 31, 2000, 1999 and 1998

                                                                         ADDITIONS
                                         BALANCE AT     BALANCES OF      CHARGED TO                          BALANCE
                                         BEGINNING        ACQUIRED       COSTS AND                            AT END
         DESCRIPTION                     OF PERIOD       COMPANIES        EXPENSES      DEDUCTIONS (1)      OF PERIOD
--------------------------------------------------------------------------------------------------------------------------
2000
----

Allowance for doubtful accounts            $ 1,448,034      $   7,500      $  412,420       ($  359,418)     $  1,508,536

1999
----

Allowance for doubtful accounts            $ 1,329,027      $  19,236      $  529,747       ($  429,976)     $  1,448,034

1998
----

Allowance for doubtful accounts            $ 1,139,985      $  59,515      $  274,191       ($  144,664)     $  1,329,027

(1) Uncollectable accounts written off, net of recoveries