Form 10-Q
period 2001-01-31
CHAMPION INDUSTRIES INC
filed 2001-03-13
CIK 19149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended January 31, 2001           Commission File No. 0-21084


                             ----------------------

                            CHAMPION INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)


        West Virginia                                         55-0717455

 (State or other jurisdiction                              (I.R.S. Employer
     of incorporation or                                    Identification
        organization)                                            No.)


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


                             ----------------------


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

       9,713,913 shares of common stock of the Registrant were outstanding at January 31, 2001.

                            CHAMPION INDUSTRIES, INC.

                                      INDEX

                                                                                             PAGE NO.
Part I.  Financial Information

     Item 1.  Financial Statements

         Consolidated Balance Sheets.............................................................2

         Consolidated Income Statements..........................................................4

         Consolidated Statements of Cash Flows...................................................5

         Notes to Consolidated Financial Statements..............................................6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations ........................................................11


Part II. Other Information

     Item 6.  Exhibits and Reports on Form 8-K..................................................16


Signatures......................................................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

   ASSETS                                               JANUARY 31,      OCTOBER 31,
                                                           2001             2000
                                                      --------------   ---------------
   Current assets:
     Cash and cash equivalents                         $  4,026,235     $   3,173,587
     Accounts receivable, net of allowance of            21,218,163        21,986,924
        $1,692,000 and $1,509,000
     Inventories                                         13,952,636        13,576,479
     Other current assets                                 1,350,509         1,009,915
     Deferred income tax assets                           1,103,480         1,103,480
                                                      --------------   ---------------
   Total current assets                                  41,651,023        40,850,385


   Property and equipment, at cost:
     Land                                                 1,009,220         1,009,220
     Buildings and improvements                           6,908,446         6,631,840
     Machinery and equipment                             34,683,343        34,832,461
     Equipment under capital leases                       2,026,732         1,600,000
     Furniture and fixtures                               2,287,934         2,278,750
     Vehicles                                             2,918,934         2,870,865
                                                      --------------   ---------------
                                                         49,834,609        49,223,136
   Less accumulated depreciation                        (25,273,532)      (24,267,533)
                                                      --------------   ---------------
                                                         24,561,077        24,955,603

   Cash surrender value of officers' life insurance       1,252,558         1,246,558
   Goodwill, net of accumulated amortization              3,723,823         3,634,439
   Other assets                                             766,133           872,214
                                                      --------------   ---------------
                                                          5,742,514         5,753,211
                                                      --------------   ---------------
   Total assets                                        $ 71,954,614     $  71,559,199
                                                      ==============   ===============


                 See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                   (Unaudited)

   LIABILITIES AND SHAREHOLDERS' EQUITY                       JANUARY 31,     OCTOBER 31,
                                                                 2001            2000
                                                             -------------   -------------
   Current liabilities:
     Accounts payable                                        $  3,163,979    $  3,601,765
     Accrued payroll                                            2,011,343       2,199,379
     Taxes accrued and withheld                                 1,315,364       1,197,435
     Accrued income taxes                                         369,035         224,519
     Accrued expenses                                           1,067,188       1,005,744
     Current portion of long-term debt:
        Notes payable                                           3,997,983       3,210,255
        Capital lease obligations                                 425,143         341,661
                                                             -------------   -------------
   Total current liabilities                                   12,350,035      11,780,758

   Long-term debt, net of current portion:
     Notes payable, line of credit                              1,500,000           -
     Notes payable, term                                        6,001,065       7,730,531
     Capital lease obligations                                    601,010         339,653
   Deferred income tax liability                                4,173,419       4,173,419
   Other liabilities                                              809,813         809,080
                                                             -------------   -------------
   Total liabilities                                           25,435,342      24,833,441

   Commitments and contingencies Shareholders' equity:
     Common stock, $1 par value, 20,000,000 shares
        authorized; 9,713,913 shares issued and
        outstanding                                             9,713,913       9,713,913
     Additional paid-in capital                                22,242,047      22,242,047
     Retained earnings                                         14,563,312      14,769,798
                                                             -------------   -------------
   Total shareholders' equity                                  46,519,272      46,725,758
                                                             -------------   -------------
   Total liabilities and shareholders' equity                $ 71,954,614    $ 71,559,199
                                                             =============   =============


                 See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)

                                                         THREE MONTHS ENDED
                                                             JANUARY 31,
                                                      2001                 2000
                                                 ---------------     ----------------
Revenues:
   Printing                                      $   24,688,278      $    23,841,983
   Office products and office furniture               7,232,784            7,790,543
                                                 ---------------     ----------------
Total revenues                                       31,921,062           31,632,526

Cost of sales:
   Printing                                          18,165,625           17,763,859
   Office products and office furniture               5,025,798            5,235,476
                                                 ---------------     ----------------
Total cost of sales                                  23,191,423           22,999,335


Gross profit                                          8,729,639            8,633,191


   Selling, general and administrative expenses       8,039,190            8,057,604
                                                 ---------------     ----------------
Income from operations                                  690,449              575,587

Other income (expense):
   Interest income                                       25,036               10,729
   Interest expense                                    (267,815)            (235,982)
   Other                                                 27,407               70,137
                                                 ---------------     ----------------
                                                       (215,372)            (155,116)


Income before income taxes                              475,077              420,471
   Income taxes                                        (195,866)            (168,519)
                                                 ---------------     ----------------
Net income                                       $      279,211            $ 251,952
                                                 ===============     ================

Earnings per share:
   Basic                                         $         0.03      $          0.03
   Diluted                                       $         0.03      $          0.03


Weighted average shares outstanding:
   Basic                                              9,714,000            9,714,000
   Diluted                                            9,714,000            9,716,000


Dividends per share                              $         0.05      $          0.05


                 See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             THREE MONTHS
                                                           ENDED JANUARY 31,
                                                        2001               2000
                                                   ---------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $      279,211     $     251,952
   Adjustments to reconcile net income to cash
     provided by operating activities:
       Depreciation and amortization                    1,136,393         1,078,986
       (Gain) loss on sales of assets                        (800)           (4,939)
       Deferred compensation                                6,255             6,255
       Bad debt expense                                   185,063           228,562
       Changes in assets and liabilities:
         Accounts receivable                            1,031,880         3,033,097
         Inventories                                      (59,188)          475,164
         Other current assets                            (340,594)         (406,935)
         Accounts payable                                (462,786)         (830,191)
         Accrued payroll                                 (188,036)         (345,926)
         Taxes accrued and withheld                       117,929            31,681
         Current income taxes                             144,516          (353,504)
         Accrued expenses                                  61,444          (132,410)
         Other liabilities                                 (5,522)          (26,561)
                                                   ---------------    --------------
   Net cash provided by operating activities            1,905,765         3,005,231


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                   (288,991)         (575,489)
   Proceeds from sale of assets                             1,765            54,018
   Business acquired, net of cash received             (1,169,722)         (463,477)
   Change in other assets                                  59,552          (199,834)
                                                   ---------------    --------------
   Net cash used in investing activities               (1,397,396)       (1,184,782)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings line of credit                        1,500,000                -
   Proceeds from term debt and leases                     426,732                -
   Principal payments on long-term debt                (1,096,756)       (1,035,161)
   Dividends paid                                        (485,697)         (485,695)
                                                   ---------------    --------------
   Net cash provided by (used in) financing
     activities                                           344,279        (1,520,856)


Net increase in cash                                      852,648           299,593
Cash and cash equivalents, beginning of period          3,173,587         2,463,554
                                                   ---------------    --------------
Cash and cash equivalents, end of period           $    4,026,235     $   2,763,147
                                                   ===============    ==============


                 See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND BUSINESS OPERATIONS

The foregoing financial information has been prepared in accordance with generally accepted accounting principles generally accepted in the United States and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 2000, and related notes thereto contained in the Champion Industries, Inc.'s Form 10-K dated January 26, 2001. The accompanying interim financial information is unaudited.

The accompanying consolidated financial statements of Champion Industries, Inc. and subsidiaries (the Company) include the accounts of The Chapman Printing Company, Inc., Stationers, Inc., Bourque Printing, Inc., Dallas Printing Company, Inc., Carolina Cut Sheets, Inc., U.S. Tag & Ticket Company, Inc., Donihe Graphics, Inc., The Merten Company, Smith & Butterfield Co., Inc., Interform Corporation, Rose City Press, Capitol Business Equipment, Inc. d.b.a. Capitol Business Interiors, Thompson's of Morgantown, Inc., Independent Printing Service, Inc. and Diez Business Machines, Inc.


2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The effect of dilutive stock options increased weighted average shares outstanding by 2,000 for the three months ended January 31, 2000. Stock options outstanding for the three months ended January 31, 2001 were anti-dilutive.

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

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

3. INVENTORIES (CONTINUED)

Inventories consisted of the following:

                                                         JANUARY 31,      OCTOBER 31,
                                                            2001             2000
                                                       --------------   ---------------
Printing:
  Raw materials                                        $   3,257,148    $   3,034,390
  Work in process                                          2,191,106        2,041,255
  Finished goods                                           4,448,407        4,144,178
Office products and office furniture                       4,055,975        4,356,656
                                                       ---------------  ---------------
                                                       $  13,952,636    $  13,576,479
                                                       ===============  ===============

4. LONG-TERM DEBT

Long-term debt consisted of the following:

                                                            JANUARY 31,      OCTOBER 31,
                                                               2001              2000
                                                          ----------------  ---------------

Unsecured term note payable                                $   5,803,573     $   6,250,000
Installment notes payable to banks                             2,930,710         3,201,659
Mortgage note payable to a bank                                1,264,765         1,489,127
Line of credit                                                 1,500,000                 -
Capital lease obligations                                      1,026,153           681,314
                                                          ----------------  ---------------
                                                              12,525,201        11,622,100
Less current portion                                           4,423,126         3,551,916
                                                          ----------------  ---------------
Long-term debt, net of current portion                     $   8,102,075     $   8,070,184
                                                          ================  ===============


The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at interest rates at LIBOR plus 1% to 1.5%. This line of credit expires in April 2002 and contains certain restrictive financial covenants. The Company had borrowings outstanding under this facility at January 31, 2001 in the amount of $1.5 million.

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES in December 2001 and contains certain financial covenants. There were no borrowings outstanding under this facility at January 31, 2001

5. SHAREHOLDERS' EQUITY

The Company declared a dividend of five cents per share to be paid on March 26, 2001 to stockholders of record on March 9, 2001.

6. ACQUISITIONS

On November 6, 2000, the Company acquired certain assets of the Huntington, West Virginia paper distribution division of The Cincinnati Cordage Pager Company ("Cordage") pursuant to an auction held by the U.S. Bankruptcy Court for the Southern District of Ohio. This transaction was accounted for under the purchase method of accounting.

On November 30, 1999, the Company acquired all of the issued and outstanding common stock of Diez Business Machines, Inc. of Gonzales, Louisiana. This transaction was accounted for under the purchase method of accounting.

Pro forma financial information related to these acquisitions has not been presented because such information would not be materially different than that reported herein.

7. NEW ACCOUNTING PRONOUNCEMENTS

As of November 1, 2000, the Company adopted Financial Accounting Standards Board No.133, Accounting for Derivative Instruments and Hedging Activities, as amended. Because of the Company's minimal use of derivatives, the adoption of this statement has not had a significant effect on earnings or the financial position of the Company.

8. INDUSTRY SEGMENT INFORMATION

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

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

The table below presents information about reported segments for the quarters ending January 31:

                                                                OFFICE
                                                               PRODUCTS
2001                                         PRINTING        & FURNITURE             TOTAL
----                                      ----------------------------------------------------
Revenues                                  $  26,992,229      $  8,039,032      $   35,031,261

Elimination of intersegment revenue          (2,303,951)         (806,248)         (3,110,199)
                                          ----------------------------------------------------
Consolidated revenues                     $  24,688,278      $  7,232,784      $   31,921,062
                                          ====================================================
Operating income                                549,756           140,693             690,449

Depreciation & amortization                   1,072,919            63,474           1,136,393

Capital expenditures                            275,368            13,623             288,991

Identifiable assets                          58,470,013        13,484,601          71,954,614

                                                                OFFICE
                                                               PRODUCTS
2000                                         PRINTING        & FURNITURE            TOTAL
----                                      ----------------------------------------------------
Revenues                                  $  25,979,234      $  8,831,691      $  34,810,925

Elimination of intersegment revenue          (2,137,251)       (1,041,148)        (3,178,399)
                                          ----------------------------------------------------

Consolidated revenues                     $  23,841,983      $  7,790,543      $  31,632,526
                                          ====================================================
Operating income                                219,342           356,245            575,587

Depreciation & amortization                   1,012,408            66,578          1,078,986

Capital expenditures                            526,043            49,446            575,489

Identifiable assets                          56,375,072        14,405,374         70,780,446

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

A reconciliation of total segment revenue, assets and operating income to consolidated income before income taxes for the quarters ending January 31, 2001 and 2000 is as follows:

                                                           2001                 2000
                                                    ------------------   ------------------
Revenues:
Total segment revenues                              $     35,031,261     $    34,810,925

  Elimination of intersegment revenue                     (3,110,199)         (3,178,399)
                                                    ------------------   ------------------
  Consolidated revenue                              $     31,921,062     $    31,632,526
                                                    ==================   ==================

Operating income:
  Total segment operating income                    $        690,449     $       575,587

  Interest income                                             25,036              10,729

  Interest expense                                          (267,815)           (235,982)

  Other income                                                27,407              70,137
                                                    ------------------   ------------------
Consolidated income before income taxes             $        475,077     $       420,471
                                                    ==================   ==================

Identifiable assets:
  Total segment identifiable assets                 $     71,954,614     $    70,780,446

  Elimination of intersegment assets                              -                   -
                                                    ------------------   ------------------

  Total consolidated assets                         $     71,954,614     $    70,780,446
                                                    ==================   ==================

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

The Company's cost of sales primarily consist of raw materials, including paper, ink, pre-press and purchased office supplies, furniture and data products, manufacturing costs including direct labor, indirect labor and overhead. Significant factors affecting cost of sales include the cost of paper in both printing and office supplies, labor costs and other raw materials.

The Company's operating costs consist of selling, general and administrative expenses. These costs include salaries, commissions and wages for sales, customer service, accounting, administration and executive personnel, rent, utilities, legal, audit, information systems equipment, software maintenance and depreciation.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information derived from the Consolidated Income Statements as a percentage of total revenues.

                                                        THREE MONTHS ENDED JANUARY 31,
                                                      2001                          2000
                                          ------------------------------------------------------------
                                                               ($ in thousands)

Revenues:

  Printing                                  $ 24,688          77.3%        $ 23,842          75.4%
  Office products and office furniture         7,233          22.7            7,791          24.6
                                          ------------------------------------------------------------
        Total revenues                        31,921         100.0           31,633         100.0

Cost of sales:
  Printing                                    18,166          56.9           17,764          56.2
  Office products and office furniture         5,026          15.8            5,235          16.5
                                          ------------------------------------------------------------
        Total cost of sales                   23,192          72.7           22,999          72.7
                                          ------------------------------------------------------------
Gross profit                                   8,729          27.3            8,634          27.3
Selling, general and administrative
  expenses                                     8,039          25.2            8,058          25.5
                                          ------------------------------------------------------------
Income from operations                           690           2.1              576           1.8
  Interest income                                 25           0.1               11           0.0
  Interest (expense)                            (267)         (0.8)            (236)         (0.7)
  Other income                                    27           0.1               70           0.2
                                          ------------------------------------------------------------
Income before taxes                              475           1.5              421           1.3
  Income tax expense                            (196)         (0.6)            (169)         (0.5)
                                          ------------------------------------------------------------
Net income                                  $    279           0.9%        $    252           0.8%
                                          ============================================================

THREE MONTHS ENDED JANUARY 31, 2001 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2000

Revenues

Total revenues increased 0.9% in the first quarter of 2001 compared to the same period in 2000 from $31.6 million to $31.9 million. Printing revenue increased 3.6% in the first quarter 2001 to $24.7 million from $23.8 million in the first quarter of 2000. Office products and office furniture revenue decreased 7.2% in the first quarter of 2001 to $7.2 million from $7.8 million in the first quarter of 2000. The increase in revenues for the printing segment was due to a mix of internal growth and the impact of the Cordage acquisition in November 2000. The decrease in revenues for the office products and office furniture segment was primarily attributable to reductions in furniture sales and a decrease in office and data supply sales.

Cost of Sales

Total cost of sales increased 0.8% in the first quarter of 2001 to $23.2 million from $23.0 million in the first quarter of 2000. Printing cost of sales increased 2.3% in the first quarter of 2001 to $18.2 million

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


from $17.8 million in the first quarter of 2000, due primarily to a growth in printing revenues while office products and office furniture cost of sales decreased in the first quarter of 2001 from $5.2 million to $5.0 million due to lower overall sales, primarily in the office furniture category, and increased competition.

Operating Expenses

In the first quarter of 2001, selling, general and administrative expenses decreased as a percentage of sales to 25.2% from 25.5% reported in the first quarter of 2000 primarily due to higher overall sales. Total selling, general and administrative expenses decreased $18,000 to $8.0 million for the three months ended January 31, 2001 from $8.1 million for the three months ended January 31, 2000.

Income from Operations and Other Income and Expenses

Income from operations increased 20.0% in the first quarter of 2001 to $690,000 from $576,000 in the first quarter of 2000. This increase is primarily the result of the higher margins and sales experienced in the printing segment during the first quarter of 2001 partially offset by lower margins and sales in the office products and office furniture segment. Interest income increased $14,000 as a result of higher investable funds. Interest expense on a comparative basis increased $32,000 as a result of the increased debt.

Income Taxes

The Company's effective income tax rate was 41.2% for the first quarter of 2001 and 40.1% in 2000. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate. The increase was primarily caused by a change in the geographic profitability mix of our operations, which resulted in higher effective tax rates at the state level.

Net Income

Net income for the first quarter of 2001 increased 10.8% to $279,000 from $252,000 in the first quarter of 2000 due to the reasons discussed above. Basic and diluted earnings per share for the three months ended January 31, 2001 and 2000 were $0.03.

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

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the three months ended January 31, 2001, was $1.9 million compared to $3.0 million during the same period in 2000. This decrease in net cash from operations is due primarily to timing changes in assets and liabilities.

Net cash used in investing activities for the three months ended January 31, 2001, was $1.4 million compared to $1.2 million during the same period in 2000. The increase in net cash used in investing activities during the first quarter of 2001 compared to 2000 is primarily the result of the purchase of certain assets of Cordage.

Net cash provided by (used in) financing activities for the three months ended January 31, 2001, was $340,000 provided by financing activities compared to cash used in financing activities of $1.5 million during the same period in 2000. This change is primarily due to $1.5 million in borrowings under the Company's revolving credit facility.

Working capital on January 31, 2001, was $29.3 million, an increase of $200,000 from October 31, 2000. Management believes that working capital and operating ratios remain at acceptable levels.

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



                                             CHAMPION INDUSTRIES, INC.



Date:  March 12, 2001              /s/ Marshall T. Reynolds
                                  ----------------------------------------------
                                   Marshall T. Reynolds
                                   Chief Executive Officer

Date:  March 12, 2001              /s/ Kirby J. Taylor
                                  ----------------------------------------------
                                   Kirby J. Taylor
                                   President and Chief Operating Officer

Date:  March 12, 2001              /s/ Todd R. Fry
                                  ----------------------------------------------
                                   Todd R. Fry
                                   Vice President and Chief Financial Officer