Form 10-Q
period 2001-04-30
CHAMPION INDUSTRIES INC
filed 2001-06-12
CIK 19149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 2001      Commission File No. 0-21084


                            ------------------------


                            CHAMPION INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)


                  West Virginia                              55-0717455

           (State or other jurisdiction                   (I.R.S. Employer
               of incorporation or                       Identification No.)
                  organization)




                               2450-90 1st Avenue
                                  P.O. Box 2968
                              Huntington, WV 25728

                    (Address of principal executive offices)
                                   (Zip Code)


                                 (304) 528-2700

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

9,713,913 shares of common stock of the Registrant were outstanding at April 30, 2001.

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

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations ........................................................12



Part II. Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders...............................17

     Item 6.  Exhibits and Reports on Form 8-K..................................................17



Signatures......................................................................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



ASSETS                                                                     APRIL 30,      OCTOBER 31,
                                                                             2001             2000
                                                                        --------------------------------
Current assets:
  Cash and cash equivalents                                               $ 4,210,089      $ 3,173,587
  Accounts receivable, net of allowance of $1,775,000 and $1,509,000       20,395,785       21,986,924
  Inventories                                                              13,953,515       13,576,479
  Other current assets                                                      1,137,741        1,009,915
  Deferred income tax assets                                                1,103,480        1,103,480
                                                                        --------------------------------
      Total current assets                                                 40,800,610       40,850,385


Property and equipment, at cost:
   Land                                                                     1,009,220        1,009,220
   Buildings and improvements                                               7,003,179        6,631,840
   Machinery and equipment                                                 34,419,762       34,832,461
   Equipment under capital leases                                           2,583,407        1,600,000
   Furniture and fixtures                                                   2,331,074        2,278,750
   Vehicles                                                                 2,961,471        2,870,865
                                                                        --------------------------------
                                                                           50,308,113       49,223,136
        Less accumulated depreciation                                     (26,128,486)     (24,267,533)
                                                                        --------------------------------
                                                                           24,179,627       24,955,603

Cash surrender value of officers' life insurance                              873,852        1,246,558
Goodwill, net of accumulated amortization                                   3,527,568        3,634,439
Other assets                                                                  778,423          872,214
                                                                        --------------------------------
                                                                            5,179,843        5,753,211
                                                                        --------------------------------
        Total assets                                                      $70,160,080      $71,559,199
                                                                        ================================







                 See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (Unaudited)





LIABILITIES AND SHAREHOLDERS' EQUITY                                      APRIL 30,      OCTOBER 31,
                                                                             2001           2000
                                                                        ------------------------------
Current liabilities:
  Accounts payable                                                         $2,965,346      $3,601,765
  Accrued payroll                                                           1,625,989       2,199,379
  Taxes accrued and withheld                                                1,275,219       1,197,435
  Accrued income taxes                                                        548,660         224,519
  Accrued expenses                                                          1,220,340       1,005,744
  Current portion of long-term debt:
    Notes payable                                                           4,047,799       3,210,255
    Capital lease obligations                                                 531,961         341,661
                                                                        ------------------------------
        Total current liabilities                                          12,215,314      11,780,758

Long-term debt, net of current portion:
  Notes payable                                                             5,564,864       7,730,531
  Capital lease obligations                                                   801,230         339,653
Deferred income tax liability                                               4,173,419       4,173,419
Other liabilities                                                             434,015         809,080
                                                                        ------------------------------
        Total liabilities                                                  23,188,842      24,833,441

Shareholders' equity:
  Common stock, $1 par value, 20,000,000 shares authorized;
    9,713,913 shares issued and outstanding                                 9,713,913       9,713,913
  Additional paid-in capital                                               22,242,047      22,242,047
  Retained earnings                                                        15,015,278      14,769,798
                                                                        ------------------------------
Total shareholders' equity                                                 46,971,238      46,725,758
                                                                        ------------------------------
        Total liabilities and shareholders' equity                        $70,160,080     $71,559,199
                                                                        ==============================



                 See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)


                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                 APRIL 30,                        APRIL 30,
                                           2001             2000            2001            2000
                                     ----------------------------------------------------------------
Revenues:
  Printing                             $24,373,228      $24,619,383     $49,061,506     $48,461,366
  Office products and office
  furniture                              6,399,035        7,414,421      13,631,819      15,204,964
                                     ----------------------------------------------------------------
        Total revenues                  30,772,263       32,033,804      62,693,325      63,666,330

Cost of sales:
  Printing                              17,159,241       17,099,075      35,324,865      34,862,934
  Office products and office
  furniture                              4,394,428        4,954,558       9,420,226      10,190,034
                                     ----------------------------------------------------------------
        Total cost of sales             21,553,669       22,053,633      44,745,091      45,052,968
                                     ----------------------------------------------------------------
Gross profit                             9,218,594        9,980,171      17,948,234      18,613,362

Selling, general and administrative
  expenses                               7,884,681        8,190,656      15,923,872      16,226,477
                                     ----------------------------------------------------------------
Income from operations                   1,333,913        1,789,515       2,024,362       2,386,885

Other income (expense):
  Interest income                           21,448           11,995          46,484          22,724
  Interest expense                        (232,335)        (246,743)       (500,150)       (482,725)
  Other                                    443,450           37,915         470,857          86,269
                                     ----------------------------------------------------------------
                                           232,563         (196,833)         17,191        (373,732)
                                     ----------------------------------------------------------------
Income before income taxes               1,566,476        1,592,682       2,041,553       2,013,153
  Income taxes                            (628,817)        (653,010)       (824,683)       (821,529)
                                     ----------------------------------------------------------------
Net income                               $ 937,659        $ 939,672      $1,216,870      $1,191,624
                                     ================================================================

Earnings per share
  Basic                                    $0.10            $0.10           $0.13           $0.12
                                     ================================================================
  Diluted                                   0.10             0.10            0.13            0.12
                                     ================================================================

Weighted average shares outstanding:
  Basic                                  9,714,000        9,714,000       9,714,000       9,714,000
                                     ================================================================

  Diluted                                9,714,000        9,714,000       9,714,000       9,715,000
                                     ================================================================

Dividends per share                        $0.05            $0.05           $0.10           $0.10
                                     ================================================================





                 See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                           SIX MONTHS ENDED APRIL 30,
                                                                             2001             2000
                                                                        --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $1,216,870       $1,191,624
Adjustments to reconcile net income to cash
  provided by operating activities:
    Depreciation and amortization                                           2,229,642        2,067,818
    Gain on sale of assets                                                     (5,596)         (10,533)
    Gain on sale of division                                                 (407,515)              --
    Other                                                                      11,616          (19,991)
    Bad debt expense                                                          279,547          372,163
    Changes in assets and liabilities:
      Accounts receivable                                                   2,130,556        1,747,466
      Inventories                                                            (124,851)        (295,884)
      Other current assets                                                   (127,826)        (267,341)
      Accounts payable                                                       (661,419)      (1,262,125)
      Accrued payroll                                                        (573,390)        (167,860)
      Taxes accrued and withheld                                               77,784          217,877
      Accrued income taxes                                                    324,141         (189,468)
      Accrued expenses                                                        214,597          (41,168)
      Other liabilities                                                       (11,375)              --
                                                                        --------------------------------
Net cash provided by operating activities                                   4,572,781        3,342,578

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                          (742,094)      (1,095,570)
Proceeds from sales of property                                               103,472          105,750
Proceeds from sale of division                                                264,700               --
Business acquisitions, net of cash received                                (1,169,722)        (463,477)
Decrease in cash surrender value life insurance                                (2,600)         (10,800)
Other assets                                                                   63,916         (166,910)
                                                                        --------------------------------
Net cash used in investing activities                                      (1,482,328)      (1,631,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit                                                1,500,000               --
Payments on line of credit                                                 (1,500,000)              --
Proceeds from term debt and leases                                          1,192,397               --
Principal payments on long-term debt                                       (2,274,958)      (2,051,998)
Dividends paid                                                               (971,390)        (971,391)
                                                                        --------------------------------
Net cash used in financing activities                                      (2,053,951)      (3,023,389)
                                                                        --------------------------------
Net increase (decrease) in cash                                             1,036,502       (1,311,818)
Cash and cash equivalents, beginning of period                              3,173,587        2,463,554
                                                                        --------------------------------
Cash and cash equivalents, end of period                                   $4,210,089       $1,151,736
                                                                        ================================



                 See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                 APRIL 30, 2001


1. BASIS OF PRESENTATION AND BUSINESS OPERATIONS

The foregoing financial information has been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 2000, and related notes thereto contained in the Champion Industries, Inc.'s Form 10-K dated January 26, 2001. The accompanying interim financial information is unaudited.

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


2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. Stock options outstanding for the three and six months ended April 30, 2001 and 2000 were anti-dilutive.

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

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

3. INVENTORIES (CONTINUED)

Inventories consisted of the following:

                                                                 APRIL 30,       OCTOBER 31,
                                                                   2001             2000
                                                              ---------------- ----------------
        Printing:
          Raw materials                                         $  3,287,230     $  3,034,390
          Work in process                                          2,211,342        2,041,255
          Finished goods                                           4,489,490        4,144,178
        Office products and office furniture                       3,965,453        4,356,656
                                                              ---------------- ----------------
                                                                 $13,953,515      $13,576,479
                                                              ================ ================



4. LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                 APRIL 30,       October 31,
                                                                   2001              2000
                                                              ----------------  ---------------

    Unsecured term note payable                                   $5,357,141        $6,250,000
    Installment notes payable to banks                             3,219,459         3,201,659
    Mortgage note payable to a bank                                1,036,063         1,489,127
    Capital lease obligations                                      1,333,191           681,314
                                                              ---------------------------------
                                                                  10,945,854        11,622,100
    Less current portion                                           4,579,760         3,551,916
                                                              =================================
    Long-term debt, net of current portion                        $6,366,094        $8,070,184
                                                              =================================

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at interest rates at LIBOR plus 1% to 1.5%. This line of credit expires in April 2002 and contains certain restrictive financial covenants. There were no borrowings outstanding under this facility at April 30, 2001.


The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in October 2002 and contains certain financial covenants. There were no borrowings outstanding under this facility at April 30, 2001.


The Company's non-cash activities for the six months ended April 30, 2001 and 2000 included vehicle purchases of approximately $410,000 and $440,000 which were financed by a bank.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

5. SHAREHOLDERS' EQUITY

The Company declared a dividend of five cents per share to be paid on June 25, 2001 to stockholders of record on June 8, 2001.

6. ACQUISITIONS

On November 6, 2000, the Company acquired certain assets of the Huntington, West Virginia paper distribution division of The Cincinnati Cordage Paper Company ("Cordage") for $1.2 million, pursuant to an auction held by the U.S. Bankruptcy Court for the Southern District of Ohio. This transaction was accounted for under the purchase method of accounting. On April 30, 2001, the company entered into a strategic alliance with Xpedx resulting in the assumption by Xpedx of the Cordage customer list and the sale of certain inventory items. This strategic alliance has been accounted for as a sale of a division with a gain recognized of approximately $400,000.

On November 30, 1999, the Company acquired all of the issued and outstanding common stock of Diez Business Machines, Inc. of Gonzales, Louisiana for $630,000, net of cash received. This transaction was accounted for under the purchase method of accounting.

Pro forma financial information related to these acquisitions has not been presented because such information would not be materially different than that reported herein.


7. NEW ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICY UPDATES

Derivative Instruments and Hedging Activities

As of November 1, 2000, the Company adopted Financial Accounting Standards Board Statement No.133, Accounting for Derivative Instruments and Hedging Activities, as amended. The Company does not use derivatives, therefore, the adoption of this statement has not had an effect on earnings or the financial position of the Company.

Accounting for Web Site Development Costs

Certain external costs and internal payroll and payroll-related costs have been capitalized during the application, development, and implementation stages of the web site. The costs regarding the ongoing operation and maintenance are expensed in the period incurred. Internet sales represent less than 1% of the Company's sales for the six months ended April 30, 2001 and 2000.

Revenue Recognition

Revenues are recognized when products are shipped or services are rendered to customers. The Company acts as a principal party in sales transactions, assumes title to products and assumes the risks and rewards of ownership including risk of loss for collection, delivery, or returns. Therefore, the Company records sales on a gross basis. Shipping and handling costs are recorded as a component of cost of sales.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides additional guidance in

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES applying GAAP to revenue recognition in financial statements. The revenue recognition criteria prescribed by SAB 101 became effective for the Company as of November 1, 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.


8. INDUSTRY SEGMENT INFORMATION

The Company operates principally in two industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms), and the sale of office products and office furniture including interior design services.


The table below presents information about reported segments for the three and six months ending April 30:

                                                                                   OFFICE PRODUCTS
2001 QUARTER 2                                             PRINTING                  & FURNITURE                     TOTAL
--------------                                ----------------------------------------------------------------------------------
Revenues                                             $    26,497,779                 $  7,067,776               $  33,565,555

Elimination of intersegment revenue                       (2,124,551)                    (668,741)                 (2,793,292)
                                              ----------------------------------------------------------------------------------
Consolidated revenues                                $    24,373,228                 $  6,399,035               $  30,772,263
                                              ==================================================================================
Operating income                                           1,185,864                      148,049                   1,333,913

Depreciation & amortization                                1,024,764                       68,485                   1,093,249

Capital expenditures                                         744,203                       42,090                     786,293

Identifiable assets                                       57,713,039                   12,447,041                  70,160,080

                                                                                 OFFICE PRODUCTS
2000 QUARTER 2                                             PRINTING                 & FURNITURE                     TOTAL
--------------                                ----------------------------------------------------------------------------------
Revenues                                             $    27,036,082                 $  8,253,619               $  35,289,701

Elimination of intersegment revenue                       (2,416,699)                    (839,198)                 (3,255,897)
                                              ----------------------------------------------------------------------------------
Consolidated revenues                                $    24,619,383                 $  7,414,421               $  32,033,804
                                              ==================================================================================
Operating income                                           1,465,522                      323,993                   1,789,515

Depreciation & amortization                                  916,322                       72,510                     988,832

Capital expenditures                                         941,409                       21,619                     963,028

Identifiable assets                                       57,254,636                   13,320,799                  70,575,435

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES


                                                                                      OFFICE PRODUCTS
2001  YEAR TO DATE                                               PRINTING                & FURNITURE                  TOTAL
------------------                                  -----------------------------------------------------------------------------
Revenues                                                   $    53,490,008                $ 15,106,808           $   68,596,816

Elimination of intersegment revenue                             (4,428,502)                 (1,474,989)              (5,903,491)
                                                    -----------------------------------------------------------------------------
Consolidated revenues                                      $    49,061,506                $ 13,631,819           $   62,693,325
                                                    =============================================================================
Operating income                                                 1,735,620                     288,742                2,024,362

Depreciation & amortization                                      2,097,683                     131,959                2,229,642

Capital expenditures                                             1,092,696                      55,713                1,148,409

Identifiable assets                                             57,713,039                  12,447,041               70,160,080



                                                                                      OFFICE PRODUCTS
2000  YEAR TO DATE                                               PRINTING                & FURNITURE                  TOTAL
------------------                                  -----------------------------------------------------------------------------
Revenues                                                   $    53,015,316                $ 17,085,310           $   70,100,626

Elimination of intersegment revenue                             (4,553,950)                 (1,880,346)              (6,434,296)
                                                    -----------------------------------------------------------------------------
Consolidated revenues                                      $    48,461,366                $ 15,204,964           $   63,666,330
                                                    =============================================================================

Operating income                                                 1,706,647                     680,238                2,386,885

Depreciation & amortization                                      1,928,730                     139,088                2,067,818

Capital expenditures                                             1,467,452                      71,065                1,538,517

Identifiable assets                                             57,254,636                  13,320,799               70,575,435


                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

A reconciliation of total segment revenues and of total segment operating income to income before income taxes, for the three and six months ended April 30, 2001 and 2000, is as follows:


                                                         THREE MONTHS                            SIX MONTHS
                                              --------------------------------------------------------------------------
                                                   2001                2000               2001                2000
                                              --------------------------------------------------------------------------
Revenues:
  Total segment revenues                      $ 33,565,555        $ 35,289,701        $ 68,596,816        $ 70,100,626
  Elimination of intersegment revenue           (2,793,292)         (3,255,897)         (5,903,491)         (6,434,296)
                                             --------------------------------------------------------------------------
  Consolidated revenue                        $ 30,772,263        $ 32,033,804        $ 62,693,325        $ 63,666,330
                                             --------------------------------------------------------------------------

Operating Income:
  Total segment operating income              $  1,333,913        $  1,789,515        $  2,024,362        $  2,386,885

  Interest income                                   21,448              11,995              46,484              22,724

  Interest expense                                (232,335)           (246,743)           (500,150)           (482,725)

  Other income                                     443,450              37,915             470,857              86,269
                                             --------------------------------------------------------------------------
Consolidated income before income taxes       $  1,566,476        $  1,592,682        $  2,041,553        $  2,013,153
                                             ==========================================================================

Identifiable assets:
  Total segment identifiable assets           $ 70,160,080        $ 70,575,435        $ 70,160,080        $ 70,575,435
  Elimination of intersegment assets                    --                  --                  --                  --
                                             --------------------------------------------------------------------------
  Total consolidated assets                   $ 70,160,080        $ 70,575,435        $ 70,160,080        $ 70,575,435
                                             ==========================================================================

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information derived from the Consolidated Income Statements as a percentage of total revenues.

                                                         PERCENTAGE OF TOTAL REVENUES
                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    APRIL 30,                     APRIL 30,
                                              2001            2000           2001           2000
                                          ------------------------------------------------------------
Revenues:
  Printing                                     79.2%          76.9%          78.3%           76.1%
  Office products and office furniture         20.8           23.1           21.7            23.9
                                          ------------------------------------------------------------
        Total revenues                        100.0          100.0          100.0           100.0

Cost of sales:
  Printing                                     55.7           53.3           56.4            54.8
  Office products and office furniture         14.3           15.5           15.0            16.0
                                          ------------------------------------------------------------
        Total cost of sales                    70.0           68.8           71.4            70.8
                                          ------------------------------------------------------------
Gross profit                                   30.0           31.2           28.6            29.2
Selling, general and administrative
  expenses                                     25.6           25.6           25.4            25.5
                                          ------------------------------------------------------------
Income from operations                          4.4            5.6            3.2             3.7
  Interest income                               0.1            0.1            0.1             0.1
  Interest (expense)                           (0.8)          (0.8)          (0.8)           (0.8)
  Other income                                  1.3            0.1            0.8             0.2
                                          ------------------------------------------------------------
Income before taxes                             5.0            5.0            3.3             3.2
  Income tax expense                           (2.0)          (2.1)          (1.3)           (1.3)
                                          ------------------------------------------------------------
Net income                                      3.0%           2.9%           2.0%            1.9%
                                          ============================================================


THREE MONTHS ENDED APRIL 30, 2001 COMPARED TO THREE MONTHS ENDED APRIL 30, 2000

Revenues

Total revenues decreased 3.9% in the second quarter of 2001 compared to the same period in 2000 from $32.0 million to $30.8 million. Printing revenue decreased 1% in the second quarter of 2001 to $24.4 million from $24.6 million in the second quarter of 2000. Office products and office furniture revenue decreased 13.7% in the second quarter of 2001 to $6.4 million from $7.4 million in the second quarter of 2000. The decrease in revenues for the printing segment was due to lower overall printing sales partially offset by paper sales resulting from the Cordage acquisition. The decrease in revenues for the office products and office furniture segment was primarily attributable to a decline in office products and office furniture revenue due in part to an overall sluggish market in most of the geographic regions served by the Company.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Cost of Sales

Total cost of sales decreased 2.3% in the second quarter of 2001 to $21.6 million from $22.1 million in the second quarter of 2000. Printing cost of sales increased 0.4% in the second quarter of 2001 to $17.2 million from $17.1 million in the second quarter of 2000, due primarily to lower gross margins partially from paper sales at the Cordage division. Office products and office furniture cost of sales decreased 11.3% in the second quarter of 2001 to $4.4 million from $5.0 million in the second quarter of 2000. The decrease in office products and office furniture cost of sales is directly attributable to the lower sales discussed above.

Operating Expenses

In the second quarter of 2001, selling, general and administrative expenses were constant as a percentage of sales at 25.6% for both the second quarter 2001 and 2000. Total selling, general and administrative expenses decreased $300,000 to $7.9 million in the second quarter of 2001 from $8.2 million in the second quarter of 2000.

Income from Operations and Other Income and Expenses

Income from operations decreased 25.5% in the second quarter of 2001 to $1.3 million from $1.8 million in the second quarter of 2000. This decrease is primarily the result of lower gross profit margins and lower sales. Other income increased approximately $400,000 primarily due to a gain resulting from the strategic alliance with Xpedx.

Income Taxes

The Company's effective income tax rate was 40.1% for the second quarter of 2001, down from 41.0% in the second quarter of 2000. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the second quarter of 2001 was $938,000 compared to $940,000 in the second quarter of 2000. Basic and diluted earnings per share for the three months ended April 30, 2001 and 2000 were $0.10.


SIX MONTHS ENDED APRIL 30, 2001 COMPARED TO SIX MONTHS ENDED APRIL 30, 2000

Revenues

Total revenues decreased 1.5% in the first six months of 2001 compared to the same period in 2000 to $62.7 million from $63.7 million. Printing revenue increased 1.2% in the six month period ended April 30, 2001 to $49.1 million from $48.5 million in the same period in 2000. Office products and office furniture revenue decreased 10.4% in the six month period ended April 30, 2001 to $13.6 million from $15.2 million in the same period in 2000. The increase in revenues for the printing segment was due to paper sales resulting from the Cordage acquisition. The decrease in revenues for the office products and

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


office furniture segment was primarily attributable to a decline in office products and office furniture revenue due in part to an overall sluggish market in most of the geographic regions served by the Company.

Cost of Sales

Total cost of sales decreased 0.7% in the six months ended April 30, 2001 to $44.7 million from $45.1 million in the six months ended April 30, 2000. Printing cost of sales increased 1.3% in the six months ended April 30, 2001 to $35.3 million from $34.9 million in the six months ended April 30, 2000, due primarily to the increase in printing sales noted above. Office products and office furniture cost of sales decreased 7.6% in the six months ended April 30, 2001 to $9.4 million from $10.2 million in the six months ended April 30, 2000. The decrease in office products and office furniture cost of sales is attributable to a decrease in office products and office furniture sales coupled with lower gross margin percentages.

Operating Expenses

During the six months ended April 30, 2001 compared to the same period in 2000, selling, general, and administrative expenses decreased slightly as a percentage of sales to 25.4% from 25.5%.

Income from Operations and Other Income and Expenses

Income from operations decreased 15.2% in the six month period ended April 30, 2001 to $2.0 million from $2.4 million in the same period of 2000. This decrease is primarily the result of lower gross profit percentages and lower sales. Other income increased approximately $400,000 primarily due to a gain resulting from the strategic alliance with Xpedx.

Income Taxes

The Company's effective income tax rate was 40.4% for the six months ended April 30, 2001, down from 40.8% in the same period of 2000. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the first six months of 2001 increased 2.1% to $1,216,870 from $1,191,624 in the same period of 2000 due to the reasons discussed above. Basic and diluted earnings per share for the six months ended April 30, 2001 and 2000, were $0.13 and $0.12.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the six months ended April 30, 2001, was $4.6 million compared to $3.3 million during the same period in 2000. This change in net cash from operations is due primarily to timing changes in assets and liabilities, an increase in depreciation and amortization partially offset by a gain resulting from the strategic alliance with Xpedx.

Net cash used in investing activities for the six months ended April 30, 2001 was $1.5 million compared to $1.6 million during the same period in 2000. The net cash used in investing activities during the first half of 2001 primarily relate to equipment purchases and cash used for the purchase of certain assets of Cordage partially offset with proceeds from a strategic alliance with Xpedx.

Net cash used in financing activities for the six months ended April 30, 2001 was $2.1 million compared to net cash used in financing activities of $3.0 million during the same period in 2000. This change is primarily due to lower net debt repayments in 2001.

Working capital on April 30, 2001 was $28.6 million, a decrease of $400,000 from October 31, 2000. The decrease in working capital was primarily from the use of available funds to reduce long-term debt, acquire property and equipment, and fund the purchase of a business. Management believes that working capital and operating ratios remain at acceptable levels.

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

At the annual meeting of shareholders held March 19, 2001, the following matters were voted upon:

    a. Fixing the number of directors at eight (8) and election of the following nominees as directors, with votes "for" and "withheld," as well as broker non-votes, as follows:

        DIRECTOR                     VOTES "FOR"        VOTES "WITHHELD"      BROKER NON-VOTES
        Robert H. Beymer              9,061,710              34,711                  -0-
        Philip E. Cline               9,049,979              46,442                  -0-
        Harley F. Mooney, Jr.         9,071,926              24,495                  -0-
        Todd L. Parchman              9,047,979              48,442                  -0-
        A. Michael Perry              9,072,326              24,095                  -0-
        Marshall T. Reynolds          9,043,532              52,889                  -0-
        Neal W. Scaggs                9,073,846              22,575                  -0-
        Glenn W. Wilcox, Sr.          9,073,446              22,975                  -0-


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


    a) The following reports on Form 8-K were filed during the quarter for which this report is filed:

        None.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CHAMPION INDUSTRIES, INC.



Date:  June 11, 2001                  /s/ Marshall T. Reynolds
                                     -------------------------------------------
                                      Marshall T. Reynolds
                                      Chief Executive Officer


Date:  June 11, 2001                  /s/ Kirby J. Taylor
                                     -------------------------------------------
                                      Kirby J. Taylor
                                      President and Chief Operating Officer


Date:  June 11, 2001                  /s/ Todd R. Fry
                                     -------------------------------------------
                                      Todd R. Fry
                                      Vice President and Chief Financial Officer