Form 10-Q
period 2001-07-31
CHAMPION INDUSTRIES INC
filed 2001-09-13
CIK 19149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001         Commission File No. 0-21084




                            CHAMPION INDUSTRIES, INC.

             (Exact name of Registrant as specified in its charter)


                 West Virginia                                    55-0717455

(State or other jurisdiction of incorporation or               (I.R.S. Employer
                 organization)                               Identification No.)


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

9,713,913 shares of common stock of the Registrant were outstanding at July 31, 2001.

                            CHAMPION INDUSTRIES, INC.

                                      INDEX

                                                                                PAGE NO.
Part I. Financial Information

       Item 1. Financial Statements

            Consolidated Balance Sheets ..................................          2

            Consolidated Statements of Operations ........................          4

            Consolidated Statements of Cash Flows ........................          5

            Notes to Consolidated Financial Statements ...................          6

       Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations .................................         13



Part II. Other Information

       Item 6. Exhibits and Reports on Form 8-K ..........................         18



Signatures ...............................................................         19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS                                                                          JULY 31,             OCTOBER 31,
                                                                                  2001                  2000
                                                                              ------------          ------------
Current assets:
   Cash and cash equivalents                                                  $  4,761,826          $  3,173,587
   Accounts receivable, net of allowance of $1,085,000 and $1,509,000           18,107,240            21,986,924
   Inventories                                                                  12,507,308            13,576,479
   Other current assets                                                          1,042,109             1,009,915
   Deferred income tax assets                                                    1,103,480             1,103,480
   Income tax receivable                                                         1,650,073                    --
                                                                              ------------          ------------
         Total current assets                                                   39,172,036            40,850,385


Property and equipment, at cost:
    Land                                                                           809,220             1,009,220
    Buildings and improvements                                                   5,584,148             6,631,840
    Machinery and equipment                                                     34,025,516            34,832,461
    Equipment under capital leases                                               2,583,407             1,600,000
    Furniture and fixtures                                                       2,347,806             2,278,750
    Vehicles                                                                     3,043,961             2,870,865
                                                                              ------------          ------------
                                                                                48,394,058            49,223,136
            Less accumulated depreciation                                      (26,921,748)          (24,267,533)
                                                                              ------------          ------------
                                                                                21,472,310            24,955,603

Assets held for sale                                                             1,057,216                    --
Cash surrender value of officers' life insurance                                   879,852             1,246,558
Goodwill, net of accumulated amortization                                        1,089,461             3,634,439
Other assets                                                                       792,751               872,214
                                                                              ------------          ------------
                                                                                 3,819,280             5,753,211
                                                                              ------------          ------------
            Total assets                                                      $ 64,463,626          $ 71,559,199
                                                                              ============          ============




                See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY                                  JULY 31,           OCTOBER 31,
                                                                        2001                2000
                                                                     -----------         -----------
Current liabilities:
   Accounts payable                                                  $ 3,773,783         $ 3,601,765
   Accrued payroll                                                     1,552,026           2,199,379
   Taxes accrued and withheld                                          1,430,281           1,197,435
   Accrued income taxes                                                       --             224,519
   Accrued expenses                                                    1,314,813           1,005,744
   Current portion of long-term debt:
      Notes payable                                                    3,884,700           3,210,255
      Capital lease obligations                                          539,141             341,661
                                                                     -----------         -----------
            Total current liabilities                                 12,494,744          11,780,758

Long-term debt, net of current portion:

   Notes payable                                                       4,935,417           7,730,531
   Capital lease obligations                                             672,924             339,653
Deferred income tax liability                                          4,173,419           4,173,419
Other liabilities                                                        433,680             809,080
                                                                     -----------         -----------
            Total liabilities                                         22,710,184          24,833,441

Shareholders' equity:
   Common stock, $1 par value, 20,000,000 shares authorized;
      9,713,913 shares issued and outstanding                          9,713,913           9,713,913
   Additional paid-in capital                                         22,242,047          22,242,047
   Retained earnings                                                   9,797,482          14,769,798
                                                                     -----------         -----------
Total shareholders' equity                                            41,753,442          46,725,758
                                                                     -----------         -----------
            Total liabilities and shareholders' equity               $64,463,626         $71,559,199
                                                                     ===========         ===========




                See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                                  JULY 31,                                    JULY 31,
                                                         2001                  2000                  2001                  2000
                                                     ------------          ------------          ------------          ------------
Revenues:
   Printing                                          $ 23,430,094          $ 23,266,019          $ 72,491,601          $ 71,727,385
   Office products and office furniture                 6,806,446             7,148,779            20,438,265            22,353,743
                                                     ------------          ------------          ------------          ------------
            Total revenues                             30,236,540            30,414,798            92,929,866            94,081,128

Cost of sales:
   Printing                                            17,835,322            16,286,665            53,160,188            51,149,599
   Office products and office furniture                 4,827,742             4,860,728            14,247,969            15,050,762
                                                     ------------          ------------          ------------          ------------
            Total cost of sales                        22,663,064            21,147,393            67,408,157            66,200,361
                                                     ------------          ------------          ------------          ------------
Gross profit                                            7,573,476             9,267,405            25,521,709            27,880,767

Selling, general and administrative expenses            8,342,357             8,244,724            24,266,227            24,471,200
Restructuring and other charges                         2,052,692                    --             2,052,692                    --
Asset impairment charges                                3,060,706                    --             3,060,706                    --
                                                     ------------          ------------          ------------          ------------
Income (loss) from operations                          (5,882,279)            1,022,681            (3,857,916)            3,409,567
Other income (expense):
   Interest income                                          8,208                14,791                54,692                37,516
   Interest expense                                      (183,056)             (287,648)             (683,206)             (770,374)
   Other                                                   32,537                14,677               503,394               100,945
                                                     ------------          ------------          ------------          ------------
                                                         (142,311)             (258,180)             (125,120)             (631,913)
                                                     ------------          ------------          ------------          ------------
Income (loss) before income taxes                      (6,024,590)              764,501            (3,983,036)            2,777,654
   Income tax benefit (expense)                         1,778,188              (312,602)              953,505            (1,134,131)
                                                     ------------          ------------          ------------          ------------
Net income (loss)                                   ($  4,246,402)         $    451,899         ($  3,029,531)         $  1,643,523
                                                     ============          ============          ============          ============


Earnings (loss) per share
   Basic                                            ($       0.44)         $       0.05         ($       0.31)         $       0.17
                                                     ============          ============          ============          ============
   Diluted                                          ($       0.44)         $       0.05         ($       0.31)         $       0.17
                                                     ============          ============          ============          ============


Weighted average shares outstanding:
   Basic                                                9,714,000             9,714,000             9,714,000             9,714,000
                                                     ============          ============          ============          ============
   Diluted                                              9,714,000             9,714,000             9,714,000             9,714,000
                                                     ============          ============          ============          ============


Dividends per share (declared)                       $       0.10          $       0.05          $       0.20          $       0.15
                                                     ============          ============          ============          ============





                See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           NINE MONTHS ENDED JULY 31,
                                                           2001                 2000
                                                        -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      ($ 3,029,531)         $ 1,643,523
Adjustments to reconcile net income to cash
provided by operating activities:
      Depreciation and amortization                       3,360,089            3,145,407
      Gain on sale of assets                                (16,849)                (704)
      Gain on sale of division                             (407,515)                  --
      Increase in deferred comp                              16,531               18,765
      Restructuring and other charges                     3,030,592                   --
      Asset impairment charges                            3,060,706                   --
      Bad debt expense                                      421,451              534,551
      Changes in assets and liabilities:
         Accounts receivable                              3,768,155            4,277,437
         Inventories                                        265,510              427,000
         Other current assets                               (32,194)            (255,691)
         Accounts payable                                (1,202,022)            (826,934)
         Accrued payroll                                   (701,948)              (4,364)
         Taxes accrued and withheld                         232,846              143,643
         Accrued income taxes                            (1,874,592)            (884,195)
         Accrued expenses                                   211,716              (90,724)
         Other liabilities                                  (16,625)             (38,155)
                                                        -----------          -----------
Net cash provided by operating activities                 7,086,320            8,089,559

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                      (1,072,001)          (1,688,172)
Proceeds from sales of property                             158,062              167,077
Proceeds from sale of division                              264,700                   --
Business acquisitions, net of cash received              (1,169,722)            (463,477)
Decrease in cash surrender value life insurance              (8,600)                  --
Other assets                                                 35,188             (164,565)
                                                        -----------          -----------
Net cash used in investing activities                    (1,792,373)          (2,149,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit                              1,500,000                   --
Payments on line of credit                               (1,500,000)                  --
Proceeds from term debt and leases                        1,192,397              618,720
Principal payments on long-term debt                     (3,441,017)          (3,060,641)
Dividends paid                                           (1,457,088)          (1,457,088)
                                                        -----------          -----------
Net cash used in financing activities                    (3,705,708)          (3,899,009)
                                                        -----------          -----------
Net increase in cash                                      1,588,239            2,041,413
Cash and cash equivalents, beginning of period            3,173,587            2,463,554
                                                        -----------          -----------
Cash and cash equivalents, end of period                $ 4,761,826          $ 4,504,967
                                                        ===========          ===========




                See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JULY 31, 2001


1. BASIS OF PRESENTATION AND BUSINESS OPERATIONS

The foregoing financial information has been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 2000, and related notes thereto contained in Champion Industries, Inc.'s Form 10-K dated January 26, 2001. The accompanying interim financial information is unaudited.

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


2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. Stock options outstanding for the three and nine months ended July 31, 2001 and 2000 were anti-dilutive.

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

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

3. INVENTORIES (CONTINUED)

Inventories consisted of the following:

                                                           JULY 31,          OCTOBER 31,
                                                             2001                2000
                                                         -----------         -----------
            Printing:
               Raw materials                             $ 2,910,017         $ 3,034,390
               Work in process                             1,957,588           2,041,255
               Finished goods                              3,974,317           4,144,178
            Office products and office furniture           3,665,386           4,356,656
                                                         -----------         -----------
                                                         $12,507,308         $13,576,479
                                                         ===========         ===========




4. LONG-TERM DEBT

Long-term debt consisted of the following:

                                                       JULY 31,          OCTOBER 31,
                                                         2001                2000
                                                     -----------         -----------
      Unsecured term note payable                    $ 4,910,888         $ 6,250,000
      Installment notes payable to banks               3,105,567           3,201,659
      Mortgage note payable to a bank                    803,662           1,489,127
      Capital lease obligations                        1,212,065             681,314
                                                     -----------         -----------
                                                      10,032,182          11,622,100
      Less current portion                             4,423,841           3,551,916
                                                     -----------         -----------
      Long-term debt, net of current portion         $ 5,608,341         $ 8,070,184
                                                     ===========         ===========

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at interest rates at LIBOR plus 1% to 1.5%. This line of credit expires in April 2002 and contains certain restrictive financial covenants. There were no borrowings outstanding under this facility at July 31, 2001.

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in October 2002 and contains certain financial covenants. There were no borrowings outstanding under this facility at July 31, 2001.

The Company's non-cash activities for the nine months ended July 31, 2001 and 2000 included vehicle purchases of approximately $659,000 and $622,000 which were financed by a bank.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

5. SHAREHOLDERS' EQUITY

The Company paid a dividend of five cents per share on June 25, 2001 to stockholders of record on June 8, 2001. Also, on July 31, 2001, the Company declared a dividend of five cents per share to be paid on September 24, 2001 to stockholders of record on September 7, 2001.

6. ACQUISITIONS AND DIVESTITURES

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

Accounting for Web Site Development Costs

Certain external costs and internal payroll and payroll-related costs have been capitalized during the application, development, and implementation stages of the Company's web site. The costs regarding the ongoing operation and maintenance are expensed in the period incurred. Internet sales represent less than 1% of the Company's sales for the nine months ended July 31, 2001 and 2000.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides additional guidance in applying GAAP to revenue recognition in financial statements. The revenue recognition criteria

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES prescribed by SAB 101 became effective for the Company as of November 1, 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

8. RESTRUCTURING CHARGE, ASSET IMPAIRMENT CHARGE AND OTHER CHARGES

In the third quarter of 2001, the Company recorded charges related to a restructuring and profitability enhancement plan. The pre-tax charge resulting from these actions was $6.1 million ($4.3 million after-tax or $0.44 per share on a basic and diluted basis.) The charge related to approximately $3.1 million from asset impairments including goodwill, facility and equipment write-downs. The Company recorded charges for restructuring and other special charges of $3.0 million comprised primarily of severance payments, charge-offs related to duplicative facility leases, increases in allowance for doubtful accounts and inventory obsolescence and valuation reserves, costs related to the impairment of the Company's information systems hardware and software, charges related to termination and related fees of a pension plan of an acquired Company, and other charges and expenses related to plant consolidations and restructuring.

As a result of the Company's restructuring plan, approximately 35 employees will be terminated from the Company primarily as a result of plant and office consolidations at the Company's Carolina Cut Sheets operation, Chapman Printing Lexington location and the Garrison Brewer division of Stationers. In addition, the Company anticipates the elimination of additional positions resulting from retirements and normal attrition within the next twelve to eighteen months. As of July 31, 2001 35 employees were notified of their termination and one retired position was eliminated. There have been no severance benefits paid as of July 31, 2001.

The cash and non-cash elements of the Company's restructuring charge, asset impairment charge, and other unusual charges approximated $1.5 million in cash and $4.6 million non-cash. The charges are classified on the statement of operations as components of income from continuing operations. Inventory obsolescence and valuation reserves are classified as a component of cost of sales. Details of the charges are as follows as of July 31, 2001:

                                    Utilized

                                            Original accrual         Cash             Noncash       Ended balance July 31, 2001
Write-down of goodwill, facilities and         $3,060,000         $       --         $3,060,000             $       --
equipment

Employee severance and termination                 55,000                 --                 --                 55,000
benefits

Inventory obsolescence and valuation              978,000                 --            671,000                307,000
reserves

Restructuring and other charges                 1,998,000            176,000            509,000              1,313,000
                                               ----------         ----------         ----------             ----------
Total                                          $6,091,000         $  176,000         $4,240,000             $1,675,000
                                               ==========         ==========         ==========             ==========

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

9. INDUSTRY SEGMENT INFORMATION

The Company operates principally in two industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms), and the sale of office products and office furniture including interior design services.

The table below presents information about reported segments for the three and nine months ending July 31:

                                                                 OFFICE PRODUCTS
2001 QUARTER 3                                PRINTING             & FURNITURE              TOTAL
--------------                                --------             -----------              -----
Revenues                                    $ 25,554,645          $  7,475,187          $ 33,029,832

Elimination of intersegment revenue           (2,124,551)             (668,741)           (2,793,292)
                                            ------------          ------------          ------------

Consolidated revenues                       $ 23,430,094          $  6,806,446          $ 30,236,540
                                            ============          ============          ============

Operating (loss)                              (3,339,896)           (2,542,383)           (5,882,279)

Depreciation & amortization                    1,061,964                68,483             1,130,447

Capital expenditures                             559,440                22,854               582,294

Identifiable assets                           53,508,288            10,955,338            64,463,626

                                                                 OFFICE PRODUCTS
2000 QUARTER 3                                PRINTING             & FURNITURE              TOTAL
--------------                                --------             -----------              -----
Revenues                                    $ 25,573,233          $  7,977,806          $ 33,551,039

Elimination of intersegment revenue           (2,307,214)             (829,027)           (3,136,241)
                                            ------------          ------------          ------------

Consolidated revenues                       $ 23,266,019          $  7,148,779          $ 30,414,798
                                            ============          ============          ============

Operating income                                 743,129               279,552             1,022,681

Depreciation & amortization                    1,005,078                72,511             1,077,589

Capital expenditures                             741,609                30,135               771,744

Identifiable assets                           57,939,115            12,379,588            70,318,703

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                                                 OFFICE PRODUCTS
2001  YEAR TO DATE                            PRINTING             & FURNITURE              TOTAL
------------------                            --------             -----------              -----
Revenues                                    $ 79,345,532          $ 22,601,150          $101,946,682

Elimination of intersegment revenue           (6,853,931)           (2,162,885)           (9,016,816)
                                            ------------          ------------          ------------

Consolidated revenues                       $ 72,491,601          $ 20,438,265          $ 92,929,866
                                            ============          ============          ============

Operating (loss)                              (1,604,275)           (2,253,641)           (3,857,916)

Depreciation & amortization                    3,159,647               200,442             3,360,089

Capital expenditures                           1,652,136                78,567             1,730,703

Identifiable assets                           53,508,288            10,955,338            64,463,626

                                                                 OFFICE PRODUCTS
2000  YEAR TO DATE                            PRINTING             & FURNITURE              TOTAL
------------------                            --------             -----------              -----
Revenues                                    $ 78,588,549          $ 25,063,116          $103,651,665

Elimination of intersegment revenue           (6,861,164)           (2,709,373)           (9,570,537)
                                            ------------          ------------          ------------

Consolidated revenues                       $ 71,727,385          $ 22,353,743          $ 94,081,128
                                            ============          ============          ============

Operating income                               2,449,777               959,790             3,409,567

Depreciation & amortization                    2,933,808               211,599             3,145,407

Capital expenditures                           2,209,061               101,200             2,310,261

Identifiable assets                           57,939,115            12,379,588            70,318,703

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

A reconciliation of total segment revenues and of total segment operating income
(loss) to income (loss) before income taxes, for the three and nine months ended July 31, 2001 and 2000, is as follows:

                                                            THREE MONTHS                                   NINE MONTHS
                                                     2001                   2000                   2001                   2000
                                                -------------          -------------          -------------          -------------
Revenues:
    Total segment revenues                      $  33,029,832          $  33,551,039          $ 101,946,682          $ 103,651,665
  Elimination of intersegment revenue              (2,793,292)            (3,136,241)            (9,016,816)            (9,570,537)
                                                -------------          -------------          -------------          -------------

  Consolidated revenue                          $  30,236,540          $  30,414,798          $  92,929,866          $  94,081,128
                                                =============          =============          =============          =============

Operating Income:
  Total segment operating income (loss)         $  (5,882,279)         $   1,022,681          $  (3,857,916)         $   3,409,567

  Interest income                                       8,208                 14,791                 54,692                 37,516

  Interest expense                                   (183,056)              (287,648)              (683,206)              (770,374)

  Other income                                         32,537                 14,677                503,394                100,945
                                                -------------          -------------          -------------          -------------

Consolidated income (loss)
   before income taxes                          $  (6,024,590)         $     764,501          $  (3,983,036)         $   2,777,654
                                                =============          =============          =============          =============

Identifiable assets:
  Total segment identifiable assets             $  64,463,626          $  70,318,703          $  64,463,626          $  70,318,703
  Elimination of intersegment assets
                                                -------------          -------------          -------------          -------------

  Total consolidated assets                     $  64,463,626          $  70,318,703          $  64,463,626          $  70,318,703
                                                =============          =============          =============          =============

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information derived from the Consolidated Income Statements as a percentage of total revenues.


                                                                  PERCENTAGE OF TOTAL REVENUES
                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            JULY 31,                        JULY 31,
                                                      2001           2000             2001            2000
                                                      ----           ----             ----            ----
Revenues:
   Printing                                           77.5%           76.5%           78.0%           76.3%
   Office products and office furniture               22.5            23.5            22.0            23.7
                                                     -----           -----           -----           -----
            Total revenues                           100.0           100.0           100.0           100.0

Cost of sales:
   Printing                                           59.0            53.5            57.2            54.4
   Office products and office furniture               16.0            16.0            15.3            16.0
                                                     -----           -----           -----           -----
            Total cost of sales                       75.0            69.5            72.5            70.4
                                                     -----           -----           -----           -----
Gross profit                                          25.0            30.5            27.5            29.6
Selling, general and administrative expenses          27.6            27.1            26.1            26.0
Restructuring and other charges                        6.5              --             2.2              --
Asset impairment charges                              10.4              --             3.4              --
                                                     -----           -----           -----           -----
Income (loss) from operations                        (19.5)            3.4            (4.2)            3.6
   Interest income                                     0.1             0.1             0.1             0.0
   Interest (expense)                                 (0.6)           (1.0)           (0.7)           (0.8)
   Other income                                        0.1             0.0             0.5             0.1
                                                     -----           -----           -----           -----
Income (loss) before taxes                           (19.9)            2.5            (4.3)            2.9
   Income taxes                                        5.9            (1.0)            1.0            (1.2)
                                                     -----           -----           -----           -----
Net income (loss)                                    (14.0%)           1.5%           (3.3%)           1.7%
                                                     =====           =====           =====           =====


THREE MONTHS ENDED JULY 31, 2001 COMPARED TO THREE MONTHS ENDED JULY 31, 2000

Revenues

Total revenues decreased 0.6% in the third quarter of 2001 compared to the same period in 2000 from $30.4 million to $30.2 million. Printing revenue increased 0.7% in the third quarter of 2001 to $23.4 million from $23.3 million in the third quarter of 2000. Office products and office furniture revenue decreased 4.8% in the third quarter of 2001 to $6.8 million from $7.1 million in the third quarter of 2000. The revenues in the printing segment were basically flat for the quarter. The decrease in revenues for the office products and office furniture segment was primarily attributable to an overall sluggish market in most of the geographic regions served by the Company.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Cost of Sales

Total cost of sales increased 7.2% in the third quarter of 2001 to $22.7 million from $21.1 million in the third quarter of 2000. Printing cost of sales increased 9.5% in the third quarter of 2001 to $17.8 million from $16.3 million in the third quarter of 2000, due primarily from inventory obsolescence and valuation reserves recorded by the Company resulting from the Company's adoption of a corporate-wide restructuring and profitability enhancement plan as well as lower gross margins resulting from increased competition. Office products and office furniture cost of sales decreased 0.7% in the third quarter of 2001 to $4.8 million from $4.9 million in the third quarter of 2000. The decrease in office products and office furniture cost of sales is attributable to the lower sales discussed above and increased competition.

Operating Expenses

In the third quarter of 2001, selling, general and administrative expenses increased as a percentage of sales to 27.6% from 27.1% in 2000. Total selling, general and administrative expenses increased $100,000 to $8.3 million in the third quarter of 2001 from $8.2 million in the third quarter of 2000.

The Company initiated a corporate-wide restructuring and profitability enhancement plan in the third quarter of 2001. The plan was implemented to effectuate certain key initiatives including plant and office consolidations, headcount reductions, asset impairment issues and a general response to a deteriorating economic environment. As a result of the restructuring plan, the Company recorded a pre-tax charge of $6.1 million or $4.3 million net of tax or $0.44 per share. The charges were composed of the following components: write-down of goodwill, facilities and equipment of $3,060,000; employee severance and termination benefits of $55,000 and restructuring and other charges of $2,976,000. The restructuring and other charges included charges related to increases and related write-offs in the allowance for doubtful accounts, inventory obsolescence reserves and inventory valuation modifications, charge-off related to duplicative facility leases, computer systems related charges, termination fees of a pension plan of an acquired company, and other general charges to implement the above mentioned plan.

The charges are classified on the statement of operations as components of income from continuing operations. Inventory obsolescence and valuation reserves are classified as a component of cost of sales.

Income (loss) from Operations and Other Income and Expenses

Income from operations decreased 675.0% in the third quarter of 2001 to a loss of ($5.9) million from income of $1.0 million in the third quarter of 2000. This decrease is primarily the result of charges related to asset impairment and restructuring charges. Other income increased approximately $100,000 due to lower total interest expense.

Income Taxes

The Company's effective income tax rate was a 29.5% tax benefit for the third quarter of 2001, compared with income tax expense of 40.9% in the third quarter of 2000. The Company recorded a tax benefit in the third quarter of 2001 as a result of restructuring and asset impairment charges. The rate is reflective of certain tax attributes of non-deductible goodwill resulting from asset impairment charges.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


The effective income tax rate in 2000 approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income (loss)

Net loss for the third quarter of 2001 was ($4,246,000) compared to net income of $452,000 in the third quarter of 2000. Basic and diluted earnings (loss) per share for the three months ended July 31, 2001 and 2000 were ($0.44) and $0.05.


NINE MONTHS ENDED JULY 31, 2001 COMPARED TO NINE MONTHS ENDED JULY 31, 2000

Revenues

Total revenues decreased 1.2% in the first nine months of 2001 compared to the same period in 2000 to $92.9 million from $94.1 million. Printing revenue increased 1.1% in the nine month period ended July 31, 2001 to $72.5 million from $71.7 million in the same period in 2000. Office products and office furniture revenue decreased 8.6% in the nine month period ended July 31, 2001 to $20.4 million from $22.4 million in the same period in 2000. The increase in revenues for the printing segment was primarily due to paper sales resulting from the Cordage acquisition. The decrease in revenues for the office products and office furniture segment was primarily attributable to an overall sluggish market in most of the geographic regions served by the Company.

Cost of Sales

Total cost of sales increased 1.8% in the nine months ended July 31, 2001 to $67.4 million from $66.2 million in the nine months ended July 31, 2000. Printing cost of sales increased 3.9% in the nine months ended July 31, 2001 to $53.2 million from $51.1 million in the nine months ended July 31, 2000, due to the recording of inventory obsolescence and valuation reserves, the increase in printing sales noted above and a reduction in gross profit percentages. Office products and office furniture cost of sales decreased 5.3% in the nine months ended July 31, 2001 to $14.2 million from $15.1 million in the nine months ended July 31, 2000. The decrease in office products and office furniture cost of sales is attributable to a decrease in office products and office furniture sales coupled with lower gross margin percentages.

Operating Expenses

During the nine months ended July 31, 2001 compared to the same period in 2000, selling, general, and administrative expenses increased slightly as a percentage of sales to 26.1% from 26.0%.

The Company initiated a corporate-wide restructuring and profitability enhancement plan in the third quarter of 2001. The plan was implemented to effectuate certain key initiatives including plant and office consolidations, headcount reductions, asset impairment issues and a general response to a deteriorating economic environment. As a result of the restructuring plan previously described, the Company recorded a pre-tax charge of $6.1 million or $4.3 million net of tax or $0.44 per share.

The charges are classified on the statement of operations as components of income from continuing operations. Inventory obsolescence and valuation reserves are classified as a component of cost of sales.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Income (loss) from Operations and Other Income and Expenses

Income from operations decreased 213.2% in the nine month period ended July 31, 2001 to a loss from operations of ($3.9) million down from income from operations of $3.4 million in the same period of 2000. This decrease is primarily the result of lower gross profit percentages, lower sales and charges related to asset impairment and restructuring charges. Other income increased approximately $500,000 primarily due to a gain resulting from the strategic alliance with Xpedx and an overall decrease in interest expense.

Income Taxes

The Company's effective income tax rate was a 23.9% benefit for the nine months ended July 31, 2001, compared with income tax expense of 40.8% in the same period of 2000. The Company recorded a tax benefit in the third quarter of 2001 as a result of restructuring and asset impairment charges. The rate is reflective of certain tax attributes of non-deductible goodwill resulting from asset impairment charges. The effective income tax rate in 2000 approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income (loss)

Net loss for the first nine months of 2001 was ($3,029,531) down from net income of $1,643,523 in the same period of 2000 due to the reasons discussed above. Basic and diluted earnings (loss) per share for the nine months ended July 31, 2001 and 2000, were ($0.31) and $0.17.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the nine months ended July 31, 2001, was $7.1 million compared to $8.1 million during the same period in 2000. This change in net cash from operations is due primarily to timing changes in assets and liabilities.

Net cash used in investing activities for the nine months ended July 31, 2001 was $1.8 million compared to $2.1 million during the same period in 2000. The net cash used in investing activities during the first

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


nine months of 2001 primarily relates to equipment purchases and cash used for the purchase of certain assets of Cordage partially offset with proceeds from a strategic alliance with Xpedx.

Net cash used in financing activities for the nine months ended July 31, 2001 was $3.8 million compared to net cash used in financing activities of $3.9 million during the same period in 2000. This change is primarily due to higher net debt repayments in 2000.

Working capital on July 31, 2001 was $26.7 million, a decrease of $2.4 million from October 31, 2000. The decrease in working capital was primarily from the use of available funds to reduce long-term debt, acquire property and equipment, and fund the purchase of a business. Management believes that working capital and operating ratios remain at acceptable levels.

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



                                     CHAMPION INDUSTRIES, INC.



Date: September 13, 2001             /s/ Marshall T. Reynolds
                                     -------------------------------------------
                                     Marshall T. Reynolds
                                     Chief Executive Officer


Date: September 13, 2001             /s/ Kirby J. Taylor
                                     -------------------------------------------
                                     Kirby J. Taylor
                                     President and Chief Operating Officer


Date: September 13, 2001             /s/ Todd R. Fry
                                     -------------------------------------------
                                     Todd R. Fry
                                     Vice President and Chief Financial Officer