Form 10-K
period 2001-10-31
CHAMPION INDUSTRIES INC
filed 2002-01-25
CIK 19149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended October 31, 2001

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

2450 First Avenue
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

The aggregate market value of the voting stock of the registrant held by non-affiliates as of January 11, 2002, was $14,008,263 of Common Stock, $1.00 par value. The outstanding common stock of the Registrant at the close of business on January 11, 2002 consisted of 9,713,913 shares of Common Stock, $1.00 par value.

Total number of pages including cover page - 173

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registration statement on Form S-2/A No. 333-47585, filed on March 16, 1998, are incorporated by reference into Part IV, Item 14. Portions of the Registrant's definitive proxy statement dated February 15, 2002 with respect to its Annual Meeting of Shareholders to be held on March 18, 2002 are incorporated by reference into Part III, Items 10-13.
Exhibit Index located on pages 27-33.

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

        The Company and its predecessors have been headquartered in Huntington since 1922. Full scale printing facilities, including web presses for manufacturing business forms, and sales and customer service operations are located in Huntington. The Company's Charleston division was established in 1974 through the acquisition of the printing operations of Rose City Press. Sales and customer service operations, as well as the pre-press departments, are located in Charleston. The Parkersburg division opened in 1977 and was expanded by the acquisitions of Park Press and McGlothlin Printing Company. In addition to sales and customer service operations, this division houses a large full-color printing facility and a state-of-the-art studio, with scanners, electronic color retouching equipment and 4-, 5- and 6-color presses.

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

        The Bourque Printing division ("Bourque") commenced operations in June, 1993, upon the acquisition of Bourque Printing, Inc. in Baton Rouge, Louisiana. This location includes a pre-press department, computerized composition facilities, a pressroom with up to 4-color presses and a bindery department, as well as sales and customer service operations. Bourque was expanded through the acquisition of Strother Forms/Printing in Baton Rouge in 1993, through the acquisition of the assets of E. S. Upton Printing Company, Inc. in New Orleans in 1996 and through the acquisition of Transdata Systems, Inc. in Baton Rouge and New Orleans in 2001.

        The Dallas Printing division ("Dallas" or "Champion Jackson") commenced operations in September, 1993, upon the acquisition of Dallas Printing Company, Inc. in Jackson, Mississippi. This location includes a pre-press department, computerized composition facilities, as well as sales and customer service operations.

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

        On May 29, 1998, the Company acquired all outstanding common shares of Thompson's of Morgantown, Inc. and Thompson's of Barbour County, Inc. (collectively, "Thompson's" or "Champion Morgantown") of Morgantown, West Virginia, in exchange for 45,473 shares of the Company's common stock valued at $600,000.

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

        On October 10, 2001, the Company acquired Transdata Systems, Inc. ("Transdata") of Baton Rouge and New Orleans, Louisiana. This transaction was accounted for under the purchase method of accounting.

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

        The Company's printing services range from the simplest to the most complex jobs, including business cards, books, tags, brochures, posters, 4- to 6-color process printing and multi-part, continuous and snap-out business forms. The Company's state-of-the-art equipment enables it to provide computerized composition, art design, paste-up, stripping, film assembly and color scanner separations. The Company also offers complete bindery and letterpress services. The printing operations contributed $98.1 million, $96.7 million and $92.4 million or 78.4%, 76.5% and 74.3% of the Company's total revenues for the fiscal years ended October 31, 2001, 2000 and 1999.

        The Company provides a full range of office products and office furniture primarily in the budget and middle price ranges, and also offers office design services. The Company publishes a catalog of high volume, frequently ordered items purchased directly from manufacturers. These catalog sales account for the bulk of sales volume and afford sales personnel flexibility in product selection and pricing. Medium to large volume customers are offered levels of pricing discounts. In addition, the Company offers a broad line of general office products through major wholesalers' national catalogs. The Company has implemented an Internet e-commerce site, which allows customers to order office products, furniture and forms online. The e-commerce site includes the office products and office furniture catalog and may be accessed at the Company's web page at www.champion-industries.com. The Company believes that this site will allow customers to access data concerning their company's purchase habits so as to better control expenditures for office products and eliminate large in-house inventories. The Company is a member of a major office products purchasing organization. Members benefit from volume discounts, which permit them to offer competitive prices and improve margins. The Company's office furniture business focuses on the budget to middle price range lines, although upscale lines are offered as well. Office products, office furniture and office design operations contributed $27.0 million, $29.7 million and $32.0 million, or 21.6%, 23.5% and 25.7% of the Company's total revenues for the fiscal years ended October 31, 2001, 2000 and 1999.

ORGANIZATION

        Champion's two lines of business are comprised of twenty-three operating divisions. The Huntington headquarters provides centralized financial management and administrative services to each of its two business segments.

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

        Interform Corporation, doing business as Interform Solutions and located in Bridgeville, Pennsylvania, manufactures business forms and related products, which it sells through a network of independent distributors concentrated in Eastern Pennsylvania, New Jersey and metropolitan New York.

        Consolidated Graphic Communications division in Pittsburgh, Pennsylvania operates as a full line printing and printing services distributor. The division offers complete print management, fulfillment services and B2B e-commerce solutions.

        Carolina Cut Sheets, Inc., located in Huntington, West Virginia, manufactures single sheet business forms which are sold to other commercial printers and dealers and through the Company's other divisions.

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

        Transdata, located in Baton Rouge and New Orleans, Louisiana, operates as a subsidiary of Bourque Printing performing sales and customer service functions.

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

                                                                                                                    High
                                                   Sales &                                                         Volume
                                                   Customer                             Sheet         Full          Full
Division                                           Service            Pre-Press        Printing       Color        Color
-------------------------------------------------------------------------------------------------------------------------------
Huntington                                            *                   *               *
-------------------------------------------------------------------------------------------------------------------------------
Charleston                                            *                   *
-------------------------------------------------------------------------------------------------------------------------------
Parkersburg                                           *                   *               *             *
-------------------------------------------------------------------------------------------------------------------------------
Lexington                                             *                   *
-------------------------------------------------------------------------------------------------------------------------------
Bourque Printing, Inc.                                *                   *               *             *
-------------------------------------------------------------------------------------------------------------------------------
Dallas Printing Company, Inc.                         *                   *
-------------------------------------------------------------------------------------------------------------------------------
Carolina Cut Sheets, Inc.                             *
-------------------------------------------------------------------------------------------------------------------------------
U.S. Tag & Ticket Company, Inc.                       *                   *               *
-------------------------------------------------------------------------------------------------------------------------------
Donihe Graphics, Inc.                                 *                   *               *             *            *
-------------------------------------------------------------------------------------------------------------------------------
Upton Printing                                        *                   *               *             *
-------------------------------------------------------------------------------------------------------------------------------
The Merten Company                                    *                   *               *             *
-------------------------------------------------------------------------------------------------------------------------------
Interform Corporation                                 *                   *                             *
-------------------------------------------------------------------------------------------------------------------------------
Blue Ridge Printing Co., Inc.                         *                   *               *             *
-------------------------------------------------------------------------------------------------------------------------------
Transdata                                             *
-------------------------------------------------------------------------------------------------------------------------------

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

        During the fiscal years ended October 31, 2001, 2000 and 1999 no single customer accounted for more than 3% of the Company's total revenues. Due to the project-oriented nature of customers' printing requirements, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects.

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

EMPLOYEES

        On October 31, 2001, the Company had approximately 815 employees.

        The Company's subsidiary, Interform Corporation, is party to a collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC on behalf of its Local Union 8263 covering all production and maintenance employees (totaling 88 employees at October 31, 2001) at its Bridgeville, Pennsylvania facility. This contract expires May 31, 2006. The Company believes relations with the union and covered employees are good.

EXECUTIVE OFFICERS OF CHAMPION

                                                              POSITION AND OFFICES WITH CHAMPION;
NAME                                      AGE                 PRINCIPAL OCCUPATION OR EMPLOYMENT LAST FIVE YEARS
----                                      ---                 --------------------------------------------------

Marshall T. Reynolds                      65                  Chief Executive Officer and Chairman of the Board of
                                                              Directors of the Company from December 1992 to present;
                                                              President of the Company December 1992 to September
                                                              2000; President and general manager of Harrah and
                                                              Reynolds, predecessor of the Company from 1964 (and sole
                                                              shareholder from 1972) to 1993; Chairman of the Board of
                                                              Directors of Broughton Foods Company from November 1996
                                                              to June 1999; Director (from 1983 to November 1993) and
                                                              Chairman of the Board of Directors (from 1983 to
                                                              November 1993) of Banc One West Virginia Corp. (formerly
                                                              Key Centurion Bancshares, Inc.).

Kirby J. Taylor                           56                  President and Chief Operating Officer of the Company
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

Ronald W. Taylor                          44                  Vice President of the Company since December 1992;
                                                              Division Manager Lexington division December 1992 to
                                                              June 2001; Division Manager - Lexington of Harrah and
                                                              Reynolds from January 1992 to December 1992; Sales
                                                              Representative, Lexington Division of Harrah and
                                                              Reynolds from 1986 to January 1992.

J. Mac Aldridge                           60                  Vice President and Division Manager - Stationers since
                                                              December 1992; Vice President of Company and Division
                                                              Manager - Huntington from September 1995 to October
                                                              1997; President and General Manager of Stationers since
                                                              November 1989; Sales Representative of Huntington
                                                              Division of Harrah and Reynolds from July 1983 to
                                                              October 1989.

Gary A. Blackshire                        49                  Vice President of the Company since December 1992;
                                                              Division Manager - Merten September 1998 to April 2001;
                                                              Division Manager - Charleston December 1992 to April
                                                              2001; Division Manager - Charleston of Harrah and
                                                              Reynolds from April 1992 to December 1992; Sales
                                                              Representative of Charleston Division of Harrah and
                                                              Reynolds from 1975 until April 1992.

R. Douglas McElwain                       54                  Vice President and Division Manager - Bourque Printing
                                                              division of the Company since December 1993; General
                                                              Manager of Bourque Printing from June 1993 to December
                                                              1993; Sales Representative of Charleston Division of
                                                              Harrah and Reynolds and Company from 1986 until June
                                                              1993.

Toney K. Adkins                           52                  Vice President-Administration of the Company since
                                                              November, 1995; President, KYOWVA Corrugated Container
                                                              Company, Inc. from 1991 to 1996.

Todd R. Fry                               36                  Chief Financial Officer of the Company since November,
                                                              1999; Treasurer and Chief Financial Officer of Broughton
                                                              Foods Company from September 1997 to June 1999; Coopers
                                                              & Lybrand L.L.P. from 1991 to September 1997.

Walter R. Sansom                          72                  Secretary of the Company since December 1992; Production
                                                              Coordinator of the Company since December 1992 and of
                                                              Harrah and Reynolds from August 1968 to December 1992.

Theodore J. Nowlen                        47                  Vice President of the Company since March 1999;
                                                              President of Interform since May 1998; Vice President of
                                                              Marketing and Technology of Interform from January 1996
                                                              to May 1998; Vice President of Technology of Interform
                                                              from September 1991 to January 1996; Manager of
                                                              Information Systems of Interform from April 1983 to
                                                              September 1991.

James A. Rhodes                           45                  Vice President of the Company since March 1999;
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

ITEM 2 - PROPERTIES

        The Company conducts its operations from twenty-seven (27) different physical locations, twenty (20) of which are leased, seven (7) of which are owned in fee simple by Company subsidiaries, and one (1), Cordage is maintained as an asset held for sale on the financial statements. The properties leased, and certain of the lease terms are set forth below:

                                                Division Occupying                     Square           Annual          Expiration
          Property                                   Property                           Feet            Rental            Of Term
------------------------------------------------------------------------------------------------------------------------------------
2450 1st Avenue                                 Chapman Printing-
Huntington, West Virginia (1)                   Huntington                             85,000          $116,400            2008

1945 5th Avenue
Huntington, West Virginia (1)                   Stationers                             37,025           60,000             2007

615-619 4th Avenue
Huntington, West Virginia (1)                   Stationers                             59,641           21,600             2003

405 Ann Street
Parkersburg, West Virginia (1)                  Chapman Printing - Parkersburg         36,614           57,600             2003

1563 Hansford Street
Charleston, West Virginia (1)                   Chapman Printing - Charleston          21,360           49,920             2003

890 Russell Cave Road                           Chapman Printing -
Lexington, Kentucky (1)                         Lexington                              20,135           57,600             2007

214 Stone Road                                  Stationers -
Belpre, Ohio (1)                                Garrison Brewer                        15,146           42,000             2004

2800 Lynch Road
Evansville, Indiana (1)                         Smith & Butterfield                    42,375          116,640             2004

113-117 East Third St.
Owensboro, Kentucky (1)                         Smith & Butterfield                     8,500           14,400             2002

1901 Mayview Road
Bridgeville, Pennsylvania (1)                   Interform Corporation                  120,000         316,000             2003

736 Carondelet Street
New Orleans, Louisiana                          Upton Printing                         15,000           62,700             2003

5600 Jefferson Highway
Harahan, Louisiana                              Upton Printing                         11,250           47,250             2003

1515 Central Parkway
Cincinnati, Ohio (1)                            The Merten Company                     40,000          102,060             2006

2217 Robb Street
Baltimore, Maryland (1)                         U.S. Tag                               26,000           52,000             2005

7868 Anselmo Lane
Baton Rouge, Louisiana                          Transdata                              13,300           42,000             2002

8408 & 8416 Oak Street
New Orleans, Louisiana                          Transdata                              16,000           46,980             2004

711 Indiana Avenue
Charleston, West Virginia (1)                   Stationers - Capitol                   22,000           96,000             2003

Kirk and Chestnut Streets                       Stationers-
Morgantown, West Virginia                       Thompson's                              9,000           19,356             2003

Route 2, Kyle Industrial Park
Huntington, West Virginia                       Champion Headquarters                   9,000           78,000             2003

1733 North Airline Highway Gonzales,
Louisiana                                       Stationers-Diez                         5,800           12,000            Monthly

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

        The Company owns a single story building of approximately 14,500 square feet at 3254 Route 60 East, Huntington, West Virginia, which is currently held for sale.

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

        The Capitol division of Stationers owns and operates from a 22,000 square foot building at 711 Indiana Avenue, Charleston, West Virginia. This building, formerly leased, was purchased by the Company in December 2001.

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

                                            FISCAL YEAR 2001              FISCAL YEAR 2000
                                           HIGH           LOW            HIGH           LOW
                                         -----------------------       -----------------------
               First quarter              $ 2.94         $ 2.03         $ 5.12         $ 3.75
               Second quarter               3.06           2.50           4.50           2.81
               Third quarter                3.51           2.70           4.38           2.38
               Fourth quarter               3.45           2.10           3.25           2.56

        At the close of business on January 11, 2002, there were 481 shareholders of record of Champion common stock.

        The following table sets forth the quarterly dividends per share declared on Champion common stock.

                                                FISCAL YEAR            FISCAL YEAR            FISCAL YEAR
                                                   2002                    2001                   2000
                                               ----------------       ----------------       ----------------
        First quarter                               $0.05                  $0.05                   $0.05
        Second quarter                                -                     0.05                    0.05
        Third quarter                                 -                     0.05                    0.05
        Fourth quarter                                -                     0.05                    0.05

ITEM 6 - SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data for each of the five years in the period ended October 31, 2001 have been derived from the Audited Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with the Audited Consolidated Financial Statements, related notes, and the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.

                                                                          YEAR ENDED OCTOBER 31,
                                               ----------------------------------------------------------------------------
                                                   2001            2000            1999            1998            1997
                                               -----------     -----------     -----------     -----------     -----------
                                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
OPERATING STATEMENT DATA:

REVENUES:

Printing                                       $    98,146     $    96,657     $    92,405     $    95,003     $    87,979

Office products and office furniture                26,998          29,672          31,954          28,058          20,406
                                               -----------     -----------     -----------     -----------     -----------
Total revenues                                     125,144         126,329         124,359         123,061         108,385

COST OF SALES:

Printing                                            71,816          69,376          65,021          66,699          59,850

Office products and office furniture                18,661          19,927          21,764          18,616          13,289
                                               -----------     -----------     -----------     -----------     -----------
Total cost of sales                                 90,477          89,303          86,785          85,315          73,139

GROSS PROFIT                                        34,667          37,026          37,574          37,746          35,246

Selling, general and administrative expense         31,800          32,621          31,387          29,872          28,079
Restructuring costs                                  2,052               -               -               -               -
Asset impairment costs                               3,061               -               -               -               -
                                               -----------     -----------     -----------     -----------     -----------

INCOME (LOSS) FROM OPERATIONS                       (2,246)          4,405           6,187           7,874           7,167

Interest income                                         64              71             157             245              20
Interest expense                                      (891)         (1,018)         (1,228)         (1,507)         (1,586)
Other income                                           528             114             211             241             737
                                               -----------     -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                   (2,545)          3,572           5,327           6,853           6,338

Income tax benefit (expense)                           363          (1,463)         (2,134)         (2,702)         (2,571)
                                               -----------     -----------     -----------     -----------     -----------
Net income (loss)                              $    (2,182)    $     2,109     $     3,193     $     4,151     $     3,767
                                               ===========     ===========     ===========     ===========     ===========
EARNINGS (LOSS) PER SHARE:

Basic                                          $     (0.22)    $      0.22     $      0.33     $      0.45     $      0.45
Diluted                                              (0.22)           0.22            0.33            0.45            0.45

DIVIDENDS PER SHARE                            $      0.20     $      0.20     $      0.20     $      0.20     $      0.19

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic                                            9,714,000       9,714,000       9,714,000       9,142,000       8,383,000
Diluted                                          9,714,000       9,714,000       9,714,000       9,172,000       8,441,000

                                                AT OCTOBER 31,
                             ----------------------------------------------------
                               2001       2000       1999       1998       1997
                             --------   --------   --------   --------   --------
                                                (IN THOUSANDS)
BALANCE SHEET DATA:

Cash and cash equivalents    $ 5,765    $ 3,174    $ 2,464    $ 9,773    $   912

Working capital               26,041     29,070     30,333     35,108     18,935

Total assets                  63,950     71,559     73,642     74,505     60,346

Long-term debt                 4,549      8,070      9,933     13,993     15,156

Shareholders' equity          42,601     46,726     46,560     45,310     26,850

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company is a commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets east of the Mississippi River. The Company has grown through strategic acquisitions and internal growth. Through such growth, the Company has realized regional economies of scale, operational efficiencies, and exposure of its core products to new markets. The Company has acquired fifteen printing companies, seven office products and office furniture companies and a paper distribution division (which was subsequently sold) since its initial public offering on January 28, 1993.

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

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated information derived from the Company's Consolidated Statements of Operations, including certain information presented as a percentage of total revenues.

                                                                                 YEAR ENDED OCTOBER 31,
                                                                                    ($ IN THOUSANDS)
                                                   -------------------------------------------------------------------------------
                                                              2001                        2000                        1999
                                                   -----------------------    -------------------------    -----------------------
REVENUES:

          Printing                                 $  98,146         78.4%    $  96,657           76.5%    $  92,405         74.3%

          Office products and office furniture        26,998         21.6        29,672           23.5        31,954         25.7
                                                   ---------       -------    ---------         -------    ---------       -------
                   Total revenues                    125,144        100.0       126,329          100.0       124,359        100.0

COST OF SALES:

          Printing                                    71,816         57.4        69,376           54.9        65,021         52.3

          Office products and office furniture        18,661         14.9        19,927           15.8        21,764         17.5
                                                   ---------       -------    ---------         -------    ---------       -------
                   Total cost of sales                90,477         72.3        89,303           70.7        86,785         69.8
                                                   ---------       -------    ---------         -------    ---------       -------
GROSS PROFIT                                          34,667         27.7        37,026           29.3        37,574         30.2

Selling, general and administrative expenses          31,800         25.4        32,621           25.8        31,387         25.2

Restructuring charges                                  2,052          1.6          -               -            -             -

Asset impairment charges                               3,061          2.5          -               -            -             -
                                                   ---------       -------    ---------         -------    ---------       -------
Income (loss) from operations                         (2,246)        (1.8)        4,405            3.5         6,187          5.0

OTHER INCOME (EXPENSE):

                   Interest income                        64          0.1            71            0.1           157          0.1

                   Interest expense                     (891)        (0.7)       (1,018)          (0.8)       (1,228)        (1.0)

                   Other income                          528          0.4           114            0.1           211          0.2
                                                   ---------       -------    ---------         -------    ---------       -------
Income (loss) before income taxes                     (2,545)        (2.0)        3,572            2.9         5,327          4.3

          Income tax benefit (expense)                   363          0.3        (1,463)          (1.2)       (2,134)        (1.7)
                                                   ---------       -------    ---------         -------    ---------       -------
   Net income (loss)                               $  (2,182)        (1.7%)   $   2,109            1.7%    $   3,193          2.6%
                                                   =========       =======    =========         =======    =========       =======

        The following discussion and analysis presents the significant changes in the financial position and results of operations of the Company and should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included elsewhere herein.

YEAR ENDED OCTOBER 31, 2001 COMPARED TO YEAR ENDED OCTOBER 31, 2000

Revenues

        Consolidated net revenues were $125.1 million for the year ended October 31, 2001 compared to $126.3 million in the prior fiscal year. This change represents a decrease in revenues of $1.2 million or 0.9%. Printing revenues increased by $1.5 million or 1.5% from $96.7 million in 2000 to $98.1 million in 2001. The increase in printing sales was primarily the result of acquisitions during 2001. Office products and office furniture revenue decreased $2.7 million or 9.0% from $29.7 million in 2000 to $27.0 million in 2001. The decrease in revenues for the office products and office furniture segment was primarily attributable to lower furniture sales, resulting from a challenging economic environment during 2001. Gross margin dollars declined in both divisions with an overall decrease of $2.4 million or 6.4%.

Cost of Sales

        Total cost of sales for the year ended October 31, 2001 totaled $90.5 million compared to $89.3 million in the previous year. This change represented an increase of $1.2 million or 1.3% in cost of sales. Printing cost of sales increased $2.4 million or 3.5% to $71.8 million in 2001 compared to $69.4 million in 2000. Printing cost of sales was higher due to an overall increase in printing sales coupled with an increase in material costs as a percentage of sales partially due to the recording of certain costs of the Company's restructuring and profitability enhancement plan as a component of cost of goods sold. Office products and office furniture cost of sales decreased $1.3 million or 6.4% to $18.7 million from $19.9 million in 2000, primarily due to lower furniture sales.

Operating Expenses and Income

        Selling, general and administrative (S,G&A) expenses decreased $822,000 to $31.8 million in 2001 from $32.6 million in 2000. S,G&A as a percentage of net sales represented 25.4% of net sales in 2001 compared with 25.8% of net sales in 2000. This decrease is related, in part, to decreases in corporate overhead expenses, and lower payroll related costs partially offset by increased health insurance costs, travel costs and bad debt expenses.

        The Company initiated a corporate-wide restructuring and profitability enhancement plan in the third quarter of 2001. The plan was implemented to effectuate certain key initiatives including plant and office consolidations, headcount reductions, asset impairment issues and a general response to a deteriorating economic environment. The Company followed the applicable provisions of Financial Accounting Standards Board No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, to compute the tangible and intangible impairment portions of the restructuring charges. As a result of the restructuring plan, the Company recorded a pre-tax charge of $6.1 million or $4.3 million net of tax or $0.44 per share. The charges were composed of the following components: write-down of goodwill, facilities and equipment of $3,060,000; employee severance and termination benefits of $55,000 and restructuring and other charges of $2,976,000. The restructuring and other charges included charges related to increases and related write-offs in the allowance for doubtful accounts, inventory obsolescence reserves and inventory valuation modifications, costs related to duplicative facility leases, computer systems related charges, termination fees of a pension plan of an acquired company, and other general charges to implement the above mentioned plan.

        The charges are classified on the statement of operations as components of income from operations. Inventory obsolescence and valuation reserves are classified as a component of cost of sales in the amount of $978,000.

Other Income (Expense)

        Interest expense decreased $127,000 to $900,000 in 2001 from $1.0 million in 2000 primarily as a result of a decrease in interest rates.

        Other income increased approximately $400,000 primarily due to a gain resulting from the strategic alliance with Xpedx.

Income Taxes

        Income taxes as a percentage of income before taxes were a benefit of 14.3% in 2001 compared with income tax expense of 41.0% in 2000.

        The Company recorded a tax benefit in the third quarter of 2001 as a result of restructuring and asset impairment charges. The effective income tax rate in 2001 is reflective of certain tax attributes of non-deductible goodwill resulting from asset impairment charges.

        The effective income tax rate in 2000 approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income (Loss)

        For reasons set forth above, net income for 2001 decreased $4.3 million to a net loss $(2.2) million, or $(0.22) per share on a basic and diluted basis, from net income of $2.1 million for 2000, or $0.22 per share on a basic and diluted basis.

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

Other Income (Expense)

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

LIQUIDITY AND CAPITAL RESOURCES

        As of October 31, 2001, the Company had $5.8 million of cash and cash equivalents, an increase of $2.6 million from the prior year. Working capital as of October 31, 2001 was $26.0 million, a decrease of $3.0 million from October 31, 2000. The decrease in working capital was primarily the result of a decrease in current assets and an increase in current liabilities in part due to capital expenditures, dividend payments and principal payments on debt. The increase in cash and cash equivalents is primarily attributable to cash provided from operations including net cash flow from accounts receivable and inventory reductions of $3.0 million and $1.0 million.

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

Cash Flows from Operating Activities

        Cash flows from operating activities for the years ended October 31, 2001, 2000 and 1999 were $11.5 million, $8.7 million and $4.2 million. Cash flows from operating activities for the fiscal year 2001 compared to 2000 increased primarily due to positive cash flow from the reduction of accounts receivable and inventory.

Cash Flows from Investing Activities

        Cash used in investing activities was ($2.7) million, ($3.1) million, and ($4.9) million for the years ended October 31, 2001, 2000 and 1999. Cash flows used in investing activities decreased in 2001 compared to 2000 due to a decrease in the purchase of property and equipment and from proceeds from the sale of a division. These increases in cash were partially offset by cash expended in the purchases of businesses in 2001. Cash flows used in investing activities decreased in 2000 compared to 1999 due to a decrease in the purchase of property and equipment.

Cash Flows from Financing Activities

        Cash flows used in financing activities for the years ended October 31, 2001, 2000, and 1999 were ($6.1) million, ($4.9) million and ($6.6) million.
Cash flows used in financing activities increased in 2001 compared to 2000 due to an increase in principal payments on long-term debt. Dividends paid in 2001, 2000 and 1999 were $1.9 million per year.

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

        The Company does not have any significant exposure relating to market risk.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to the directors of the Company is contained on pages 2 through 4 and page 13 of the Company's definitive Proxy Statement, expected to be dated February 15, 2002, with respect to the Annual Meeting of Shareholders to be held on March 18, 2002, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

        The information called for by this Item is contained on pages 6 through 10 of the Company's definitive Proxy Statement, expected to be dated February 15, 2002, with respect to the Annual Meeting of Shareholders to be held on March 18, 2002, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information called for by this Item is contained on pages 4 and 5 of the Company's definitive Proxy Statement, expected to be dated February 15, 2002, with respect to the Annual

Meeting of Shareholders to be held on March 18, 2002, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by this Item is contained on page 12 of the Company's definitive Proxy Statement, expected to be dated February 15, 2002, with respect to the Annual Meeting of Shareholders to be held on March 18, 2002, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2)

        The Consolidated Financial Statements, included in Item 8 and Schedule of the Company, are listed on the index on page F-1.

        All other Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

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

                                                   Company's 1993 Stock Option Plan, effective March 22, 1994,
              Executive Compensation               filed as Exhibit 10.14 to Form 10-K dated January 27, 1994,
              Plans and Arrangements               filed January 31, 1994, is incorporated herein by reference.

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

                                                   Agreement of Lease dated September 25, 1998 between Ronald H.
                                                   Scott and Frank J. Scott dba St. Clair Leasing Co. and Interform
                                                   Corporation, regarding 1901 Mayview Road, Bridgeville,
                                                   Pennsylvania, filed as Exhibit 10.4 to Form 10-K dated January
                                                   25, 2000, filed January 28, 2000, is incorporated herein by reference.

                                                   $1,000,000 revolving line of credit between Stationers, Inc. and
                                                   First Sentry Bank dated as of October 17, 2000, filed as Exhibit
                                                   10.1 to form 10-K dated January 22, 2001, filed January 26,
                                                   2001, is incorporated herein by reference.

                                                   Lease agreement dated October 31, 2000 between Champion
                                                   Industries, Inc. dba Upton Printing and AMB Property, L.P., 5600
                                                   Jefferson Highway Harahan, Louisiana, filed as Exhibit 10.2 to form 10-K dated January 22, 2001, filed January 26, 2001, is incorporated herein by reference.

                                                   Lease agreement dated September 27, 2000 between M. Field Gomila
                                                   Et. Al. and Bourque Printing DBA Upton Printing for 736
                                                   Carondelet Street New Orleans, Louisiana, filed as Exhibit 10.3 to form 10-K dated January 22, 2001, filed January 26, 2001, is incorporated herein by reference.

                                                   $2,690,938 Business Loan agreement by and among the Company and
                                                   One Valley Bank National Association (BB&T), dated as of May 6,
                                                   1999, together with Promissory Note and Commercial Security
                                                   Agreement, filed as Exhibit 10.4 to form 10-K dated January 22,
                                                   2001, filed January 26, 2001 is incorporated herein by
                                                   reference.

                                                   $618,720 Promissory Note by and among the Company and Bank One,
                                                   West Virginia, N.A. dated as of June 6, 2000 together with commercial security agreement, filed as Exhibit 10.5 to form
                                                   10-K dated January 22, 2001, filed January 26, 2001, is
                                                   incorporated herein by reference.

                                                   $550,000 Promissory Note by and among the Company and Bank One,
                                                   West Virginia, N.A. dated as of August 4, 2000 together with
                                                   Commercial Security Agreement and Letter of Understanding, filed as Exhibit 10.6 to form 10-K dated January 22, 2001, filed
                                                   January 26, 2001, is incorporated herein by reference.

(10.1)                                             Agreement of Lease dated September 1, 2002 between Marion B. and
                                                   Harold A. Merten, Jr. and The Merten Company regarding 1515
                                                   Central Parkway, Cincinnati, Ohio.

                                                                                            Page Exhibit (10.1)-p1

(10.2)                                             $415,000 Commercial Lease Agreement by and among the company and
                                                   Firstar Equipment Finance dated as of January 12, 2001.

                                                                                            Page Exhibit (10.2)-p1

(10.3)                                             $450,000 Commercial Lease Agreement by and among the Company and
                                                   Leasing One Corporation dated as of April 19, 2001.

                                                                                            Page Exhibit (10.3)-p1

(10.4)                                             $315,665 Promissory Note by and among the company and Community
                                                   Trust Bank, N.A. as of April 27, 2001.

                                                                                            Page Exhibit (10.4)-p1

(10.5)                                             Lease Agreement dated October 15, 1999 between Forms Control Co.,
                                                   Inc. and Transdata Systems, Inc. regarding 8408 and 8416 Oak Street,
                                                   New Orleans, Louisiana.

                                                                                            Page Exhibit (10.5)-p1

(10.6)                                             Lease Agreement dated February 27, 1991 between the Alfred J. Moran
                                                   Trust and Docutec of Louisiana, Inc. regarding 7868 Anselmo Lane,
                                                   Baton Rouge, Louisiana.

                                                                                            Page Exhibit (10.6)-p1

(21)          Subsidiaries of the
              Registrant                           Exhibit 21                                   Page Exhibit 21-p1

(23)          Consent of Ernst &
              Young LLP                            Exhibit 23                                   Page Exhibit 23-p1

(b) Champion filed the following reports on Form 8-K during the last quarter of the period covered by this report:

        Form 8-K dated August 13, 2001, filed August 13, 2001 regarding restructuring and profitability enhancement plan.

(c) Exhibits - Exhibits are filed as a separate section of this report beginning on page 60.

(d)     Financial Statement Schedules - Filed as separate section on page F-24

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CHAMPION INDUSTRIES, INC.


                                    By /s/ Marshall T. Reynolds
                                       -----------------------------------------
                                    Marshall T. Reynolds
                                    Chief Executive Officer


                                    By /s/ Kirby J. Taylor
                                       -----------------------------------------
                                    Kirby J. Taylor
                                    President and Chief Operating Officer


                                    By /s/ Todd R. Fry
                                       -----------------------------------------
                                    Todd R. Fry
                                    Vice President and Chief Financial Officer


                                    Date: January 21, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE AND TITLE                                DATE


/s/ Robert H. Beymer                               January 21, 2002
--------------------
Robert H. Beymer, Director

/s/ Philip E. Cline                                January 21, 2002
-------------------
Philip E. Cline, Director

/s/ Harley F. Mooney, Jr.                          January 21, 2002
-------------------------
Harley F. Mooney, Jr., Director

/s/ Todd L. Parchman                               January 21, 2002
--------------------
Todd L. Parchman, Director

/s/ A. Michael Perry                               January 21, 2002
--------------------
A. Michael Perry, Director

/s/ Marshall T. Reynolds                           January 21, 2002
------------------------
Marshall T. Reynolds, Director

/s/ Neal W. Scaggs                                 January 21, 2002
------------------
Neal W. Scaggs, Director

/s/ Glenn W. Wilcox, Sr.                           January 21, 2002
------------------------
Glenn W. Wilcox, Sr., Director

                            CHAMPION INDUSTRIES, INC.

             Audited Consolidated Financial Statements and Schedule

                                October 31, 2001





CONTENTS

Report of Independent Auditors (Item 8)...................................................................F-2

Audited Consolidated Financial Statements (Item 8)

      Consolidated Balance Sheets as of October 31, 2001 and 2000.........................................F-3

      Consolidated Statements of Operations for the years ended October 31, 2001, 2000 and
           1999...........................................................................................F-5

      Consolidated Statements of Shareholders' Equity for the years ended October 31, 2001,
           2000 and 1999..................................................................................F-6

      Consolidated Statements of Cash Flows for the years ended October 31, 2001, 2000 and
           1999...........................................................................................F-7

      Notes to Consolidated Financial Statements as of October 31, 2001...................................F-8

Schedule - (Item 14a) Schedule II - Valuation and Qualifying Accounts....................................F-24

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Champion Industries, Inc.

We have audited the accompanying consolidated balance sheets of Champion Industries, Inc. and Subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of operations, statements of shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champion Industries, Inc. and Subsidiaries at October 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                      /s/ Ernst & Young LLP

Charleston, West Virginia
December 21, 2001

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                                             OCTOBER 31,
                                                                                   2001                      2000
                                                                            ------------------------------------------
ASSETS
  Current assets:
    Cash and cash equivalents                                                  $  5,764,716              $  3,173,587
    Accounts receivable, net of allowance of
    $1,432,000 and $1,509,000                                                    19,165,773                21,986,924
    Inventories                                                                  11,764,195                13,576,479
    Income tax refund                                                               279,271                         -
    Other current assets                                                            769,034                 1,009,915
    Deferred income tax assets                                                    1,111,018                 1,103,480
                                                                            ------------------------------------------
  Total current assets                                                           38,854,007                40,850,385

Property and equipment, at cost:
  Land                                                                              825,220                 1,009,220
  Buildings and improvements                                                      5,562,762                 6,631,840
  Machinery and equipment                                                        34,421,518                34,832,461
  Equipment under capital leases                                                  2,583,407                 1,600,000
  Furniture and fixtures                                                          2,480,050                 2,278,750
  Vehicles                                                                        3,031,861                 2,870,865
                                                                            ------------------------------------------
                                                                                 48,904,818                49,223,136
Less accumulated depreciation                                                   (27,743,183)              (24,267,533)
                                                                            ------------------------------------------
                                                                                 21,161,635                24,955,603

Assets held for sale                                                              1,057,216                          -
Cash surrender value of officers' life insurance                                    885,852                 1,246,558
Goodwill, net of accumulated amortization                                         1,334,183                 3,634,439
Other assets                                                                        657,021                   872,214
                                                                            ------------------------------------------
                                                                                  3,934,272                 5,753,211
                                                                            ------------------------------------------
Total assets                                                                   $ 63,949,914              $ 71,559,199
                                                                            ==========================================


See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                                                        OCTOBER 31,
                                                                    2001            2000
                                                                ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                            $ 4,343,291     $ 3,601,765
    Accrued payroll and commissions                               2,107,377       2,199,379
    Taxes accrued and withheld                                    1,289,560       1,197,435
    Accrued income taxes                                                  -         224,519
    Accrued expenses                                              1,218,575       1,005,744
    Current portion of long-term debt:
      Notes payable                                               3,329,627       3,210,255
      Capital lease obligations                                     524,316         341,661
                                                                ---------------------------
  Total current liabilities                                      12,812,746      11,780,758

Long-term debt, net of current portion:
  Notes payable                                                   3,994,555       7,730,531
  Capital lease obligations                                         554,514         339,653
Deferred income tax liabilities                                   3,554,169       4,173,419
Other liabilities                                                   433,044         809,080
                                                                ---------------------------
Total liabilities                                                21,349,028      24,833,441

Commitments and contingencies

Shareholders' equity:
  Common stock, $1 par value, 20,000,000 shares authorized;
  9,713,913 shares issued and outstanding                         9,713,913       9,713,913
  Additional paid-in capital                                     22,242,047      22,242,047
  Retained earnings                                              10,644,926      14,769,798
                                                                ---------------------------
Total shareholders' equity                                       42,600,886      46,725,758
                                                                ---------------------------
Total liabilities and shareholders' equity                      $63,949,914     $71,559,199
                                                                ===========================


See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                                YEAR ENDED OCTOBER 31,
                                                      2001               2000               1999
                                                 ---------------------------------------------------
Revenues:
  Printing                                       $  98,146,114      $  96,656,679      $  92,404,925
  Office products and office furniture              26,998,196         29,672,727         31,953,877
                                                 ---------------------------------------------------
  Total revenues                                   125,144,310        126,329,406        124,358,802

Cost of sales:
  Printing                                          71,815,872         69,376,266         65,021,151
  Office products and office furniture              18,661,472         19,927,207         21,763,787
                                                 ---------------------------------------------------
  Total cost of sales                               90,477,344         89,303,473         86,784,938

Gross profit                                        34,666,966         37,025,933         37,573,864

Selling, general and administrative expenses        31,799,557         32,621,339         31,387,527
Restructuring costs                                  2,052,692                  -                  -
Asset impairment costs                               3,060,706                  -                  -
                                                 ---------------------------------------------------
Income (loss) from operations                       (2,245,989)         4,404,594          6,186,337

Other income (expense):
  Interest income                                       63,700             71,094            157,691
  Interest expense                                    (890,787)        (1,017,618)        (1,228,157)
  Other                                                528,013            113,710            210,912
                                                 ---------------------------------------------------
                                                      (299,074)          (832,814)          (859,554)
                                                 ---------------------------------------------------
Income (loss) before income taxes                   (2,545,063)         3,571,780          5,326,783
Income tax benefit (expense)                           362,974         (1,463,109)        (2,133,872)
                                                 ---------------------------------------------------
Net income (loss)                                $  (2,182,089)     $   2,108,671      $   3,192,911
                                                 ===================================================

Earnings (loss) per share:
  Basic                                          $       (0.22)     $        0.22      $        0.33
  Diluted                                                (0.22)              0.22               0.33

Dividends paid per share                                  0.20               0.20               0.20

Weighted average shares outstanding:
  Basic                                              9,714,000          9,714,000          9,714,000
  Diluted                                            9,714,000          9,714,000          9,714,000


See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity


                                                   COMMON STOCK              ADDITIONAL
                                       ----------------------------------      PAID-IN            RETAINED
                                              SHARES           AMOUNT          CAPITAL            EARNINGS            TOTAL
                                       ------------------------------------------------------------------------------------------
Balance, October 31, 1998                    9,713,913     $   9,713,913   $  22,242,047      $  13,353,775      $   45,309,735

   Net income for 1999                               -                 -               -          3,192,911           3,192,911
   Dividends ($0.20 per share)                       -                 -               -         (1,942,777)         (1,942,777)
                                       ------------------------------------------------------------------------------------------

Balance, October 31, 1999                    9,713,913         9,713,913      22,242,047         14,603,909      $   46,559,869

   Net income for 2000                               -                 -               -          2,108,671           2,108,671
   Dividends ($0.20 per share)                       -                 -               -         (1,942,782)         (1,942,782)
                                       ------------------------------------------------------------------------------------------

Balance, October 31, 2000                    9,713,913         9,713,913      22,242,047         14,769,798      $   46,725,758

   NET LOSS FOR 2001                                 -                 -               -         (2,182,089)         (2,182,089)
   DIVIDENDS ($0.20 PER SHARE)                       -                 -               -         (1,942,783)         (1,942,783)
                                       ------------------------------------------------------------------------------------------

BALANCE, OCTOBER 31, 2001                    9,713,913     $   9,713,913   $  22,242,047      $  10,644,926      $   42,600,886
                                       ==========================================================================================


See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                                        YEAR ENDED OCTOBER 31,
                                                                           2001                  2000                 1999
                                                                    -----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                   $ (2,182,089)         $  2,108,671         $  3,192,911
   Adjustments to reconcile net income (loss) to cash
    provided by operating activities:
      Depreciation and amortization                                       4,507,165             4,286,048            3,892,312
      Gain on sale of assets                                                (12,584)               19,147               41,004
      Gain on sale of division                                             (407,515)                    -                    -
      Deferred income taxes                                                (814,020)             (239,120)              33,436
      Deferred compensation                                                  21,446                25,020               42,000
      Bad debt expense                                                      705,742               412,420              529,747
      Restructuring, asset impairment and other charges                   6,091,298                     -                    -
      Changes in assets and liabilities:
          Accounts receivable                                             2,992,168             1,705,346           (2,971,599)
          Inventories                                                     1,049,516               571,215           (1,197,359)
          Other current assets                                              255,797              (150,376)            (347,433)
          Accounts payable                                                 (219,276)              (15,070)             (86,112)
          Accrued payroll                                                  (190,106)              431,034              205,028
          Taxes accrued and withheld                                         65,525               281,351              290,324
          Accrued income taxes                                             (503,790)             (452,600)             501,917
          Accrued expenses                                                  115,478              (201,409)             118,853
          Other liabilities                                                 (22,176)              (43,665)             (23,810)
                                                                    -----------------------------------------------------------
          Net cash provided by operating activities                      11,452,579             8,738,012            4,221,219
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                (1,806,122)           (2,334,255)          (4,078,328)
       Proceeds from sale of fixed assets                                   247,829               181,302              301,454
       Proceeds from sale of division                                       264,700                     -                    -
       Businesses acquired, net of cash received                         (1,588,040)             (463,477)            (788,941)
       Change in other assets                                               141,919              (478,699)            (342,755)
                                                                    -----------------------------------------------------------
        Net cash used in investing activities                            (2,739,714)           (3,095,129)          (4,908,570)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on notes payable                                          1,500,000                     -                    -
     Payments on notes payable                                           (1,500,000)                    -                    -
     Proceeds from long-term debt                                         1,192,397             1,168,720               45,613
     Principal payments on long-term debt                                (5,371,350)           (4,158,788)          (4,725,124)
     Dividends paid                                                      (1,942,783)           (1,942,782)          (1,942,777)
                                                                    -----------------------------------------------------------
     Net cash used in financing activities                               (6,121,736)           (4,932,850)          (6,622,288)
                                                                    -----------------------------------------------------------
     Net increase (decrease) in cash and cash equivalents                 2,591,129               710,033           (7,309,639)
     Cash and cash equivalents at beginning of year                       3,173,587             2,463,554            9,773,193
                                                                    -----------------------------------------------------------
     Cash and cash equivalents at end of year                          $  5,764,716          $  3,173,587         $  2,463,554
                                                                    ===========================================================


See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Champion is a commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets east of the Mississippi.

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

PRINCIPLES OF CONSOLIDATION

        The accompanying consolidated financial statements of Champion Industries, Inc. and Subsidiaries (the "Company") include the accounts of The Chapman Printing Company, Inc., Bourque Printing, Inc., Dallas Printing Company, Inc., Stationers, Inc., Carolina Cut Sheets, Inc., U.S. Tag & Ticket Company, Inc., Donihe Graphics, Inc., Smith and Butterfield Co., Inc., The Merten Company, Interform Corporation, Blue Ridge Printing Co., Inc., CHMP Leasing, Inc., Rose City Press, Capitol Business Equipment, Inc., Thompson's of Morgantown, Inc., Independent Printing Service, Inc., Diez Business Machines and Transdata Systems, Inc.

        Significant intercompany transactions have been eliminated in consolidation.

CASH EQUIVALENTS

        Cash and cash equivalents consist principally of cash on deposit with banks, repurchase agreements for government securities, and a money market account, all highly liquid investments with an original maturity of three months or less. At October 31, 2001 and 2000, the Company held overnight repurchase agreements for $1,495,000 and $1,474,000 of government securities with stated interest rates of 1.0% and 5.20%.

INVENTORIES

        Inventories are principally stated at the lower of first-in, first-out, cost or market. Manufactured finished goods and work-in-process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs.

PROPERTY AND EQUIPMENT

        Depreciation of property and equipment and amortization of leasehold improvements and equipment under capital leases are recognized primarily on the straight-line and declining-balance methods in amounts adequate to amortize costs over the estimated useful lives of the assets as follows:

                Buildings and improvements                5 - 40 years
                Machinery and equipment                   3 - 10 years
                Furniture and fixtures                    5 - 10 years
                Vehicles                                  3 - 5 years

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

        The Company leases certain equipment under financing agreements that are classified as capital leases. These leases are for a term of five years and contain purchase options at the end of the original lease term. Amortization of assets recorded under capital lease agreements is included in depreciation expense.

        Major renewals, betterments, and replacements are capitalized while maintenance and repair costs are charged to operations as incurred. Upon the sale or disposition of assets, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in income. Depreciation expense approximated $4,267,000, $3,975,000, and $3,674,000 for the years ended October 31, 2001, 2000 and 1999.

        Long-lived assets, including certain identifiable intangibles and goodwill related to those assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation includes the review of operating performance and estimated future undiscounted cash flows of the underlying assets or businesses. Any impairment loss is recognized in the period when it is determined that the carrying value of the goodwill may not be recoverable.

        The Company has two buildings classified as assets held for sale relating to the sale of the Company's Cordage division in 2001 (See Note 8) and in relation to the Company's implementation of restructuring and profitability enhancement plan in 2001 (See Note 10).

GOODWILL

        The excess cost over fair value of net assets of acquired businesses, goodwill, is being amortized by the straight-line method over periods ranging from 15 to 25 years. Accumulated amortization at October 31, 2001 and 2000 approximated $479,000 and $1,495,000. Amortization expense approximated $181,000, $242,000, and $160,000, for the years ended October 31, 2001, 2000 and
1999.

ADVERTISING COSTS

        Advertising costs are expensed as incurred. Advertising expense for the years ended October 31, 2001, 2000 and 1999 approximated $645,000, $641,000 and $693,000.

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

EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The effect of dilutive stock options increased weighted average shares outstanding by 0, 400 and 500 for the years ended October 31, 2001, 2000 and 1999.

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

ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS

        Certain external costs and internal payroll and payroll-related costs have been capitalized during the application, development, and implementation stages of the Company's web site. The costs regarding the ongoing operation and maintenance are expensed in the period incurred. Internet sales represent less than 1% of the Company's sales for the years ended October 31, 2001, 2000 and 1999.

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

BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The Company intends to adopt these standards with its fiscal year beginning November 1, 2001 in accordance with the provisions of the standards. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

        The Company intends to adopt new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $50,000 or approximately $0.01 per share per year. During 2002, when the Statements are adopted, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of November 1, 2001. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt FAS 144 as of November 1, 2001 and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

RECLASSIFICATIONS

        Certain prior-year amounts have been reclassified to conform to the current-year Financial Statement presentation.

2. INVENTORIES

        Inventories consisted of the following:

                                                                        OCTOBER 31,
                                                                 2001                  2000
                                                        ------------------------------------------
Printing:
   Raw materials                                             $  2,460,218          $  3,034,390
   Work in process                                              1,698,374             2,041,255
   Finished goods                                               3,923,549             4,144,178
Office products and office furniture                            3,682,054             4,356,656
                                                        ------------------------------------------
                                                             $ 11,764,195          $ 13,576,479
                                                        ==========================================

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

3. LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                                              OCTOBER 31,
                                                                                        2001                 2000
                                                                                --------------------------------------
Unsecured term notes payable to a bank, due in monthly
   principal installments of $148,810 plus interest at the prime
   rate with the last note maturing April 2004                                     $   4,464,449        $   6,250,000
Installment notes payable to banks, due in monthly installments totaling $117,282 plus interest rates approximating the bank's prime rate and the last note maturing October 2006,
   collateralized by equipment, vehicles, inventory and accounts
   receivable                                                                          2,859,733            3,201,659
Unsecured installment notes payable to a bank, due in monthly installments of $82,921, plus interest at a fixed rate with an
   original maturity in May 2002                                                               -            1,489,127
Capital lease obligations, due in monthly installments totaling
   $46,451 including interest at the bank's prime rate through
   October 2005                                                                        1,078,830              681,314
                                                                                --------------------------------------
                                                                                       8,403,012           11,622,100
Less current portion                                                                   3,853,943            3,551,916
                                                                                --------------------------------------
Long-term debt, net of current portion                                             $   4,549,069        $   8,070,184
                                                                                ======================================

The unsecured term note agreements contain restrictive financial covenants requiring the Company to maintain certain financial ratios.


Maturities of long-term debt for each of the next five years follow:

                                    NOTES                 CAPITAL
                                   PAYABLE                LEASES                 TOTAL
                            ---------------------------------------------------------------
2002                             $ 3,329,627           $   524,316             $ 3,853,943
2003                               2,777,069               194,549               2,971,618
2004                               1,112,083               209,505               1,321,588
2005                                  73,832               150,460                 224,292
2006                                  31,571                     -                  31,571
THEREAFTER                                 -                     -                       -
                            ---------------------------------------------------------------
                                 $ 7,324,182           $ 1,078,830             $ 8,403,012
                            ===============================================================

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

        The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at interest rates at LIBOR plus 1% to 1.5%. The line of credit expires in April 2002 and contains certain restrictive financial covenants. There were no borrowings outstanding under this facility at October 31, 2001.

        The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in December 2001 and contains certain financial covenants. There were no borrowings outstanding under this facility at October 31, 2001.

        The prime rate, the base interest rate on the above loans, approximated 5.5% and 9.5% at October 31, 2001 and 2000. Interest paid during the years ended October 31, 2001, 2000 and 1999 approximated $872,000, $1,018,000 and
$1,230,000.

        The Company's non-cash activities for 2001, 2000, and 1999 included equipment purchases of approximately $792,000, $756,000 and $589,000, which were financed by a bank.

4. EMPLOYEE BENEFIT PLANS

        The Company had a Profit Sharing Plan that covered all eligible employees and qualified as a Savings Plan under Section 401(k) of the Internal Revenue Code. Effective January 1, 1998, the Profit Sharing Plan was merged into The Champion Industries, Inc. 401(k) Plan (the "Plan"). The Plan covers all eligible employees who satisfy the age and service requirements. Each participant may elect to contribute up to 15% of annual compensation, and the Company is obligated to contribute 100% of the participant's contribution not to exceed 2% of the participant's annual compensation. The Company may make discretionary contributions to the Plan. The Company's expense under these Plans was approximately $369,000, $375,000 and $369,000 for the years ended October 31, 2001, 2000 and 1999.

        The Company's 1993 Stock Option Plan provides for the granting of both incentive and non-qualified stock options to management personnel for up to 762,939 shares of the Company's common stock. The option price per share for incentive stock options shall not be lower than the fair market value of the common stock at the date of grant. The option price per share for non-qualified stock options shall be at such price as the Compensation Committee of the Board of Directors may determine at its sole discretion. All options to date are incentive stock options. Exercise prices for options outstanding as of October 31, 2001 ranged from $4.25 to $18.50. Options vest immediately and may be exercised within five years from the date of grant. The weighted average remaining contractual life of those options is 2 years.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

        A summary of the Company's stock option activity and related information for the years ended October 31 follows:

                                                           WEIGHTED                    WEIGHTED                         WEIGHTED
                                                           AVERAGE                     AVERAGE                          AVERAGE
                                                           EXERCISE                    EXERCISE                         EXERCISE
                                               2001         PRICE          2000         PRICE             1999            PRICE
                                          -----------------------------------------------------------------------------------------
Outstanding-beginning of year                 176,317     $   11.44       180,862      $  13.94           158,424       $  15.89
Granted                                             -             -        50,000          4.25            43,000           6.88
Exercised                                           -             -             -             -                 -              -
Forfeited or expired                          (46,317)        13.72       (54,545)        13.13           (20,562)         13.07
                                          --------------               -------------                  --------------
Outstanding-end of year                       130,000         10.63       176,317         11.44           180,862          13.94
                                          ==============               =============                  ==============
Weighted average fair value of options
   granted during the year                  $       -                   $    1.14                        $   1.83
                                          ==============               =============                  ==============

A summary of stock options outstanding and exercisable at October 31, 2001, follows:

                 EXERCISE            NUMBER                  REMAINING
                  PRICE            OUTSTANDING                  LIFE
        --------------------------------------------------------------------
                  17.90              25,000                     0.13
                  18.50              28,000                     1.12
                   6.88              34,000                     2.63
                   4.25              43,000                     3.14

        The Company has elected to follow the intrinsic value method in accounting for its employee stock options. Accordingly, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999, respectively: risk-free interest rates of 6.00%; dividend yields of 4.71% and 2.91%; volatility factors of the expected market price of the Company's common stock of 39.9% and 32.5%; and a weighted-average expected life of the option of 4 years.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Accordingly, the following pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

        The following pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is expensed in the year granted since the options vest immediately. The Company's pro forma information for the years ended October 31 follows:

                                                                       2001                2000                1999
                                                                   -----------------------------------------------------
Pro forma net income (loss)                                        $ (2,182,000)        $ 2,075,000         $ 3,114,000
                                                                   =====================================================

Pro forma basic and diluted earnings (loss) per share              $       (.22)        $      0.21         $      0.32
                                                                   =====================================================

        The Company has deferred compensation agreements with two employees of Blue Ridge Printing Co., Inc. providing for payments totaling approximately $1,000,000 over a ten year period after retirement. During fiscal 2001, one of these employees was paid out. The Company had accrued approximately $322,000 and $676,000 at October 31, 2001 and 2000 relating to these agreements. The amount expensed for these agreements for the years ended October 31, 2001, 2000 and 1999 approximated $21,000, $25,000 and $42,000. To assist in funding the deferred compensation agreements, the Company has invested in life insurance policies, which had cash surrender values of $322,000 and $604,000 at October 31, 2001 and 2000.


5. INCOME TAXES

Income taxes consisted of the following:

                                                      YEAR ENDED OCTOBER 31,
                                           2001                2000                 1999
                                     --------------------------------------------------------
Current expense:
   Federal                            $    325,728       $   1,332,515        $   1,655,446
   State                                   125,318             369,714              444,990
Deferred (benefit) expense                (814,020)           (239,120)              33,436
                                     --------------------------------------------------------
                                      $   (362,974)      $   1,463,109        $   2,133,872
                                     ========================================================

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

Deferred tax assets and liabilities are as follows:

                                                                                OCTOBER 31,
                                                                         2001                 2000
                                                                  ----------------------------------------
Assets:
   Allowance for doubtful accounts                                  $      572,922       $      603,414
   Deferred compensation                                                   128,676              270,220
   Net operating loss carryforward of acquired companies                   120,334              115,127
   Accrued vacation                                                        205,249              184,359
   Other accrued liabilities                                               409,043              314,153
   Other assets                                                            213,670                    -
                                                                  ----------------------------------------
Gross deferred tax assets                                                1,649,894            1,487,273

Liabilities:
   Other assets                                                                  -               52,286
   Property and equipment                                                4,093,044            4,504,926
                                                                  ----------------------------------------
   Gross deferred liability                                              4,093,044            4,557,212
                                                                  ----------------------------------------
Net deferred tax liabilities                                         $   2,443,150        $   3,069,939
                                                                  ========================================

        A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                                    YEAR ENDED OCTOBER 31,
                                                              2001            2000          1999
                                                      -----------------------------------------------
Statutory federal income tax rate                           (34.0%)           34.0%         34.0%
State taxes, net of federal benefit                          (1.1)             6.8           5.5
Restructuring permanent differences                          22.1                  -             -
Other                                                        (1.4)             0.2           0.6
                                                      -----------------------------------------------
Effective tax rate                                          (14.4%)           41.0%         40.1%
                                                      ===============================================

        Income taxes paid during the years ended October 31, 2001, 2000 and 1999 approximated $959,000, $2,144,000 and $1,755,000.

        The Company has available for income tax purposes net operating loss carryforwards from acquired companies of approximately $1,349,000, of which $352,000 expires in 2011, $899,000 in 2012 and $98,000 in 2013. The Company has
available for state income tax purposes net operating loss carryforwards from acquired companies of approximately $2,650,000 of which $20,000 expires in 2010, $317,000 expires in 2012, $108,000 expires in 2013, $699,000 expires in 2014,
$1,011,000 expires in 2015 and $495,000 expires in 2016. The Company established valuation allowances against certain net operating loss carryforwards and to the extent that the amounts are subsequently recognized, they will be recorded in the period used as a reduction of goodwill.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

6. RELATED PARTY TRANSACTIONS AND OPERATING LEASE COMMITMENTS

        The Company leases operating facilities from entities controlled by its Chief Executive Officer, his family and affiliates. The terms of these leases, which are accounted for as operating leases, range from five to fifteen years.

A summary of significant related party transactions follows:

                                                                                   YEAR ENDED OCTOBER 31,
                                                                          2001              2000              1999
                                                                 -------------------------------------------------------
      Rent expense paid to affiliated entities for
         operating facilities                                          $  441,000        $  458,000        $  428,000
      Sales of office products, office furniture and
         printing services to affiliated entities                         673,000           892,000           667,000

        Historically, the Company either purchased a new vehicle or entered into a new vehicle lease with unrelated entities. These leases are on a month-to-month basis. Other vehicle rent expense to unrelated entities totaled $0, $119,000 and $168,000 for the years ended October 31, 2001, 2000 and 1999.

        In addition, the Company leases property and equipment from unrelated entities under operating leases. Rent expense amounted to $898,000, $1,007,000 and $1,064,000 for the years ended October 31, 2001, 2000 and 1999.

        Under the terms and conditions of the above-mentioned leases, the Company pays all taxes, assessments, maintenance, repairs or replacements, utilities and insurance.

        Future minimum rental commitments for all noncancelable operating leases with initial terms of one year or more consisted of the following at October 31, 2001:

                2001                              $     942,081
                2002                                    771,231
                2003                                    571,810
                2004                                    321,270
                2005                                    261,450
                Thereafter                              160,500
                                               --------------------
                                                   $  3,028,342
                                               ====================


        The Company participates in a self-insurance program for employee health care benefits with affiliates controlled by its Chief Executive Officer. The Company is allocated costs primarily related to the reinsurance premiums based on its proportionate share to provide such benefits to its employees. The Company's expense related to this program for the years ended October 31, 2001, 2000 and 1999 was approximately $2,842,000, $2,614,000 and $1,961,000.

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

8. ACQUISITIONS

        On October 10, 2001, the Company acquired Transdata Systems, Inc. ("Transdata") of Baton Rouge and New Orleans, Louisiana. This transaction was accounted for under the purchase method of accounting.

        On November 6, 2000, the Company acquired certain assets of the Huntington, West Virginia paper distribution division of The Cincinnati Cordage Paper Company ("Cordage") for $1.2 million, pursuant to an auction held by the U.S. Bankruptcy Court for the Southern District of Ohio. This transaction was accounted for under the purchase method of accounting. On April 30, 2001, the Company entered into a strategic alliance with Xpedx resulting in the assumption by Xpedx of the Cordage customer list and certain inventory items. This strategic alliance has been accounted for as a sale of a division with a gain recognized of approximately $400,000.

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

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

9. INDUSTRY SEGMENT INFORMATION

        The Company operates principally in two industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms); and the sale of office products and office furniture including interior design services. The Company employs approximately 815 people, of whom 88 are covered by a collective bargaining agreement, which expires on May 31, 2006. The Company believes its relations with employees are satisfactory.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

The table below presents information about reported segments for the years ending October 31:

                                                                                     OFFICE PRODUCTS
       2001                                                    PRINTING                & FURNITURE                  TOTAL
       ----                                               ---------------------------------------------------------------------
       REVENUES                                             $ 107,599,525             $ 29,932,697             $ 137,532,222

       ELIMINATION OF INTERSEGMENT REVENUE                     (9,453,411)              (2,934,501)              (12,387,912)
                                                          ---------------------------------------------------------------------

       CONSOLIDATED REVENUES                                $  98,146,114             $ 26,998,196             $ 125,144,310
                                                          =====================================================================

       OPERATING LOSS                                            (257,098)              (1,988,891)               (2,245,989)

       DEPRECIATION & AMORTIZATION                              4,260,419                  246,746                 4,507,165

       CAPITAL EXPENDITURES                                     2,305,369                  293,122                 2,598,491

       IDENTIFIABLE ASSETS                                     55,210,611                8,739,303                63,949,914

                                                                                     OFFICE PRODUCTS
       2000                                                    PRINTING                & FURNITURE                  TOTAL
       ----                                               ---------------------------------------------------------------------

       Revenues                                             $ 105,895,778             $ 33,137,917             $ 139,033,695

       Elimination of intersegment revenue                     (9,239,099)              (3,465,190)              (12,704,289)
                                                          ---------------------------------------------------------------------

       Consolidated revenues                                $ 96,656,679              $ 29,672,727             $ 126,329,406
                                                          =====================================================================

       Operating income                                         3,032,018                1,372,576                 4,404,594

       Depreciation & amortization                              4,019,769                  266,279                 4,286,048

       Capital expenditures                                     2,947,161                  142,686                 3,089,847

       Identifiable assets                                     57,265,350               14,293,849                71,559,199

                                                                                     OFFICE PRODUCTS
       1999                                                    PRINTING                & FURNITURE                  TOTAL
       ----                                               ---------------------------------------------------------------------

       Revenues                                             $ 101,162,938             $ 34,033,078             $ 135,196,016

       Elimination of intersegment revenue                     (8,758,013)              (2,079,201)              (10,837,214)
                                                          ---------------------------------------------------------------------

       Consolidated revenues                                $  92,404,925             $ 31,953,877             $ 124,358,802
                                                          =====================================================================

       Operating income                                         4,451,565                1,734,772                 6,186,337

       Depreciation & amortization                              3,648,497                  243,815                 3,892,312

       Capital expenditures                                     4,473,359                  193,510                 4,666,869

       Identifiable assets                                     56,999,278               16,643,216                73,642,494

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

        A reconciliation of total segment revenue, assets and operating income to consolidated income before income taxes for the years ending October 31, 2001, 2000 and 1999 is as follows:

                                                                 2001                      2000                      1999
                                                         ----------------------------------------------------------------------
Revenues:
  Total segment revenues                                    $ 137,532,222             $ 139,033,695             $ 135,196,016
  Elimination of intersegment revenue                         (12,387,912)              (12,704,289)              (10,837,214)
                                                         ----------------------------------------------------------------------
  Consolidated revenue                                      $ 125,144,310             $ 126,329,406             $ 124,358,802
                                                         ======================================================================

Operating Income (loss):
  Total segment operating income (loss)                     $  (2,245,989)            $   4,404,594             $   6,186,337
  Interest income                                                  63,700                    71,094                   157,691
  Interest expense                                               (890,787)               (1,017,618)               (1,228,157)
  Other income                                                    528,013                   113,710                   210,912
                                                         ----------------------------------------------------------------------
Consolidated income (loss) before income taxes               $ (2,545,063)            $   3,571,780             $   5,326,783
                                                         ======================================================================

Identifiable assets:
  Total segment identifiable assets                          $ 63,949,914             $  71,559,199             $  73,642,494
  Elimination of intersegment assets                                    -                         -                         -
                                                         ----------------------------------------------------------------------
  Total consolidated assets                                  $ 63,949,914             $  71,559,199             $  73,642,494
                                                         ======================================================================

10.  RESTRUCTURING CHARGE, ASSET IMPAIRMENT CHARGE AND OTHER CHARGES

In the third quarter of 2001, the Company recorded charges related to a restructuring and profitability enhancement plan. This plan was implemented to effectuate certain key initiatives including plant and office consolidations, headcount reductions, asset impairment issues and a general response to a deteriorating economic environment. The pre-tax charge resulting from these actions was $6.1 million ($4.3 million after-tax or $0.44 per share on a basic and diluted basis.) The charge related to approximately $3.1 million from asset impairments including goodwill, facility and equipment write-downs. The Company recorded charges for restructuring and other special charges of $3.0 million comprised primarily of severance payments, charge-offs related to duplicative facility leases, increases in allowance for doubtful accounts and inventory obsolescence and valuation reserves, costs related to the impairment of the Company's information systems hardware and software, charges related to termination and related fees of a pension plan of an acquired Company, and other charges and expenses related to plant consolidations and restructuring.

As a result of the Company's restructuring plan, approximately 35 employees were terminated from the Company primarily as a result of plant and office consolidations at the Company's Carolina Cut Sheets operation, Chapman Printing Lexington location and the Garrison Brewer division of Stationers. In addition, the Company anticipates the

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES elimination of additional positions resulting from retirements and normal attrition within the next twelve to eighteen months. As of October 31, 2001 35 employees were notified of their termination and one retired position was eliminated.

The cash and non-cash elements of the Company's restructuring charge, asset impairment charge, and other unusual charges approximated $1.5 million in cash and $4.6 million non-cash. The charges are classified on the statement of operations as components of operating income. Inventory obsolescence and valuation reserves are classified as a component of cost of sales. The printing segment charges approximated $3.5 million consisting of goodwill write-downs of $779,000, facilities and equipment write-downs of $235,000, severance costs of $51,000, inventory obsolescence and valuation reserves of $988,000 and restructuring and other charges of $1,457,000. The office products and furniture segment charges approximated $2.6 million consisting of goodwill write-downs of $1,611,000, facilities write-downs of $436,000, severance costs of $4,000 and restructuring and other charges of $541,000. Details of the approximated charges are as follows as of October 31, 2001:


                                                                                Utilized
                                                                                --------
                                                     Original                                                 Balance at
                                                      Accrual               Cash             Noncash        October 31, 2001
                                                      -------               ----             -------        ----------------
Write-down of goodwill, facilities
and equipment                                    $  3,060,000          $      --        $  3,060,000           $          --

Employee severance and termination
benefits                                               55,000             25,000                  --                  30,000

Inventory obsolescence and valuation
reserves                                              978,000                 --             978,000                      --

Restructuring and other charges                     1,998,000            485,000             509,000               1,004,000
                                                 ---------------------------------------------------------------------------

Total                                            $  6,091,000          $ 510,000        $  4,547,000           $   1,034,000
                                                 ===========================================================================


11. FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. The fair value of long-term debt was estimated using discounted cash flows and it approximates their carrying value.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

12. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following is a summary of the quarterly results of operations for the years ended October 31, 2001 and 2000.

                                                   FIRST               SECOND                THIRD                 FOURTH
                                                  QUARTER             QUARTER             QUARTER (1)             QUARTER
                                          -------------------------------------------------------------------------------------
    REVENUES
       2001                                    $ 31,921,000         $ 30,772,000         $ 30,237,000          $ 32,214,000
       2000                                    $ 31,633,000         $ 32,034,000         $ 30,415,000          $ 32,248,000

    GROSS PROFIT
       2001                                    $  8,730,000         $  9,219,000         $  7,573,000          $  9,145,000
       2000                                    $  8,633,000         $  9,980,000         $  9,267,000          $  9,145,000

    NET INCOME (LOSS)
       2001                                    $    279,000         $    938,000         $ (4,246,000)         $    847,000
       2000                                    $    252,000         $    940,000         $    452,000          $    465,000

    EARNINGS (LOSS) PER SHARE
    Basic
       2001                                    $       0.03         $       0.10         $      (0.44)         $       0.09
       2000                                    $       0.03         $       0.10         $       0.05          $       0.05

    Diluted
       2001                                    $       0.03         $       0.10         $      (0.44)         $       0.09
       2000                                    $       0.03         $       0.10         $       0.05          $       0.05

    WEIGHTED AVERAGE
       SHARES OUTSTANDING
    Basic
       2001                                       9,714,000            9,714,000            9,714,000             9,714,000
       2000                                       9,714,000            9,714,000            9,714,000             9,714,000

    Diluted
       2001                                       9,714,000            9,714,000            9,714,000             9,714,000
       2000                                       9,716,000            9,714,000            9,714,000             9,714,000

(1) Includes the third quarter 2001 restructuring, asset impairment and other charges (See Note 10)

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES


                                   Schedule II

                        Valuation and Qualifying Accounts

                   Years Ended October 31, 2001, 2000 and 1999


                                                                           ADDITIONS
                                         BALANCE AT       BALANCES OF       CHARGED TO                              BALANCE
                                          BEGINNING         ACQUIRED        COSTS AND                               AT END
           DESCRIPTION                    OF PERIOD        COMPANIES       EXPENSES (2)      DEDUCTIONS (1)        OF PERIOD
--------------------------------------------------------------------------------------------------------------------------------
2001
----

Allowance for doubtful accounts          $ 1,508,536      $  65,000        $ 1,214,784       $ (1,356,016)       $  1,432,304

2000
----

Allowance for doubtful accounts          $ 1,448,034      $   7,500        $   412,420       $  (359,418)        $  1,508,536

1999
----

Allowance for doubtful accounts          $ 1,329,027      $  19,236        $   529,747       $  (429,976)        $  1,448,034


(1) Uncollectable accounts written off, net of recoveries

(2) In 2001, $509,042 was charged to expense relating to the Company's restructuring and profitability enhancement plan.