Form 10-Q
period 2002-01-31
CHAMPION INDUSTRIES INC
filed 2002-03-15
CIK 19149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended January 31, 2002      Commission File No. 0-21084


                                 -----------


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

                                 -----------

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

9,713,913 shares of common stock of the Registrant were outstanding at January 31, 2002.

                          CHAMPION INDUSTRIES, INC.

                                    INDEX

                                                                                          PAGE NO.
Part I.    Financial Information

      Item 1.    Financial Statements

           Consolidated Balance Sheets.......................................................2

           Consolidated Statements of Operations ............................................4

           Consolidated Statements of Cash Flows.............................................5

           Notes to Consolidated Financial Statements........................................6

      Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .................................................12



Part II.   Other Information

      Item 6.    Exhibits and Reports on Form 8-K...........................................15



Signatures..................................................................................16

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


ASSETS                                                                                      JANUARY 31,          OCTOBER 31,
                                                                                                2002                 2001
                                                                                        ---------------------------------------
Current assets:
   Cash and cash equivalents                                                                $  3,915,831         $ 5,764,716
   Accounts receivable, net of allowance of $1,607,000 and $1,432,000                         17,385,414          19,165,773
   Inventories                                                                                11,480,752          11,764,195
   Other current assets                                                                        1,205,997             769,034
   Deferred income tax assets                                                                  1,111,018           1,111,018
   Income tax receivable                                                                         122,889             279,271
                                                                                        ---------------------------------------
       Total current assets                                                                   35,221,901          38,854,007


Property and equipment, at cost:
   Land                                                                                        1,028,372             825,220
   Buildings and improvements                                                                  6,013,527           5,562,762
   Machinery and equipment                                                                    34,501,948          34,421,518
   Equipment under capital leases                                                              2,583,407           2,583,407
   Furniture and fixtures                                                                      2,508,340           2,480,050
   Vehicles and other                                                                          3,995,563           3,031,861
                                                                                        ---------------------------------------
                                                                                              50,631,157          48,904,818
         Less accumulated depreciation                                                       (28,716,679)        (27,743,183)
                                                                                        ---------------------------------------
                                                                                              21,914,478          21,161,635

Assets held for sale                                                                           1,057,216           1,057,216
Cash surrender value of officers' life insurance                                                 891,852             885,852
Goodwill, net of accumulated amortization                                                      1,334,452           1,334,183
Other assets                                                                                     631,311             657,021
                                                                                        ---------------------------------------
                                                                                               3,914,831           3,934,272
                                                                                        ---------------------------------------
         Total assets                                                                        $61,051,210         $63,949,914
                                                                                        =======================================


               See notes to consolidated financial statements.

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (Unaudited)




LIABILITIES AND SHAREHOLDERS' EQUITY                                       JANUARY 31,         OCTOBER 31,
                                                                               2002                2001
                                                                       ------------------------------------
Current liabilities:
   Accounts payable                                                        $  2,949,996        $ 4,343,291
   Accrued payroll                                                            1,585,696          2,107,377
   Taxes accrued and withheld                                                 1,376,622          1,289,560
   Accrued expenses                                                           1,152,689          1,218,575
   Current portion of long-term debt:
     Notes payable                                                            2,911,916          3,329,627
     Capital lease obligations                                                  434,695            524,316
                                                                       ------------------------------------
         Total current liabilities                                           10,411,614         12,812,746

Long-term debt, net of current portion:
   Notes payable                                                              3,774,850          3,994,555
   Capital lease obligations                                                    505,970            554,514
Deferred income tax liability                                                 3,554,169          3,554,169
Other liabilities                                                               431,785            433,044
                                                                       ------------------------------------
         Total liabilities                                                   18,678,388         21,349,028

Shareholders' equity:
   Common stock, $1 par value, 20,000,000 shares authorized;
     9,713,913 shares issued and outstanding                                  9,713,913          9,713,913
   Additional paid-in capital                                                22,242,047         22,242,047
   Retained earnings                                                         10,416,862         10,644,926
                                                                       ------------------------------------
Total shareholders' equity                                                   42,372,822         42,600,886
                                                                       ------------------------------------
         Total liabilities and shareholders' equity                         $61,051,210        $63,949,914
                                                                       ====================================



               See notes to consolidated financial statements.

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                          THREE MONTHS ENDED
                                                             JANUARY 31,
                                                        2002              2001
                                                   --------------------------------
Revenues:
   Printing                                          $22,857,609      $24,688,278
   Office products and office furniture                6,932,933        7,232,784
                                                   --------------------------------
         Total revenues                               29,790,542       31,921,062

Cost of sales:
   Printing                                           16,527,470       18,165,625
   Office products and office furniture                4,959,980        5,025,798
                                                   --------------------------------
         Total cost of sales                          21,487,450       23,191,423
                                                   --------------------------------
Gross profit                                           8,303,092        8,729,639

Selling, general and administrative expenses           7,784,287        8,039,190
                                                   --------------------------------
Income from operations                                   518,805          690,449
Other income (expense):
   Interest income                                         6,513           25,036
   Interest expense                                     (112,454)        (267,815)
   Other                                                  30,120           27,407
                                                   --------------------------------
                                                         (75,821)        (215,372)
                                                   --------------------------------
Income before income taxes                               442,984          475,077
   Income tax expense                                   (185,354)        (195,866)
                                                   --------------------------------
Net income                                           $   257,630      $   279,211
                                                   ================================
Earnings per share
   Basic                                                   $0.03            $0.03
                                                   ================================
   Diluted                                                 $0.03            $0.03
                                                   ================================
Weighted average shares outstanding:
   Basic                                               9,714,000        9,714,000
                                                   ================================
   Diluted                                             9,725,000        9,714,000
                                                   ================================
Dividends per share                                        $0.05            $0.05
                                                   ================================


               See notes to consolidated financial statements.

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                THREE MONTHS ENDED JANUARY 31,
                                                                    2002                2001
                                                            --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $     257,630       $     279,211
Adjustments to reconcile net income to cash
provided by operating activities:
     Depreciation and amortization                                 1,048,161           1,136,393
     Gain on sale of assets                                           (5,055)               (800)
     Increase in deferred comp                                         4,468               6,255
     Bad debt expense                                                187,415             185,063
     Changes in assets and liabilities:
       Accounts receivable                                         1,592,944           1,031,880
       Inventories                                                   283,443             (59,188)
       Other current assets                                         (436,963)           (340,594)
       Accounts payable                                           (1,393,295)           (462,786)
       Accrued payroll                                              (521,681)           (188,036)
       Taxes accrued and withheld                                     87,062             117,929
       Income taxes                                                  156,382             144,516
       Accrued expenses                                              (65,886)             61,444
         Other liabilities                                            (5,727)             (5,522)
                                                            --------------------------------------
Net cash provided by operating activities                          1,188,898           1,905,765

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                 (762,352)           (288,991)
Deposit on asset purchase                                           (875,000)                 --
Proceeds from sales of property                                       20,764               1,765
Business acquisitions, net of cash received                               --          (1,169,722)
Decrease in cash surrender value life insurance                       11,311              65,552
Other assets                                                          (6,269)             (6,000)
                                                            --------------------------------------
Net cash used in investing activities                             (1,611,546)         (1,397,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit                                              --           1,500,000
Proceeds from term debt and leases                                        --             426,732
Principal payments on long-term debt                                (940,543)         (1,096,756)
Dividends paid                                                      (485,694)           (485,697)
                                                            --------------------------------------
Net cash (used in) provided by financing activities               (1,426,237)            344,279
                                                            --------------------------------------
Net increase (decrease) in cash                                   (1,848,885)            852,648
Cash and cash equivalents, beginning of period                     5,764,716           3,173,587
                                                            --------------------------------------
Cash and cash equivalents, end of period                        $  3,915,831        $  4,026,235
                                                            ======================================



               See notes to consolidated financial statements.

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                JANUARY 31, 2002

1. BASIS OF PRESENTATION AND BUSINESS OPERATIONS

The foregoing financial information has been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 2001, and related notes thereto contained in Champion Industries, Inc.'s Form 10-K dated January 25, 2002. The accompanying interim financial information is unaudited. The balance sheet information as of October 31, 2001 was derived from our audited financial statements.

The accompanying consolidated financial statements of the Company include the accounts of The Chapman Printing Company, Inc., Stationers, Inc., Bourque Printing, Inc., Dallas Printing Company, Inc., Carolina Cut Sheets, Inc., U.S. Tag & Ticket Company, Inc., Donihe Graphics, Inc., The Merten Company, Smith & Butterfield Co., Inc., Interform Corporation, Rose City Press, Capitol Business Equipment, Inc. d.b.a. Capitol Business Interiors, Thompson's of Morgantown, Inc., Independent Printing Service, Inc., Diez Business Machines and Transdata Systems, Inc.


2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options was 11,000 shares for the three months ended January 31, 2002. Stock options outstanding for the three months ended January 31, 2001 were anti-dilutive.


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

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

3. INVENTORIES (CONTINUED)

Inventories consisted of the following:

                                                    JANUARY 31,          OCTOBER 31,
                                                       2002                 2001
                                                -------------------- --------------------
    Printing:
       Raw materials                                 $  2,414,920         $  2,460,218
       Work in process                                  1,667,103            1,698,374
       Finished goods                                   3,851,307            3,923,549
    Office products and office furniture                3,547,422            3,682,054
                                                -------------------- --------------------
                                                     $ 11,480,752         $ 11,764,195
                                                ==================== ====================



4. LONG-TERM DEBT

Long-term debt consisted of the following:

                                                    JANUARY 31,          OCTOBER 31,
                                                       2002                  2001
                                                --------------------  -------------------
    Unsecured term note payable                       $ 4,018,020           $ 4,464,449
    Installment notes payable to banks                  2,668,746             2,859,733
    Capital lease obligations                             940,665             1,078,830
                                                -----------------------------------------
                                                        7,627,431             8,403,012
    Less current portion                                3,346,611             3,853,943
                                                -----------------------------------------
    Long-term debt, net of current portion            $ 4,280,820           $ 4,549,069
                                                =========================================


The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at interest rates at LIBOR plus 1% to 1.5%. This line of credit expires in April 2002 and contains certain restrictive financial covenants. There were no borrowings outstanding under this facility at January 31, 2002.


The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in October 2002 and contains certain financial covenants. There were no borrowings outstanding under this facility at January 31, 2002.


The Company's non-cash activities for the three months ended January 31, 2002 and 2001 included vehicle purchases of approximately $165,000 and $73,000 which were financed by a bank.

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

5. SHAREHOLDERS' EQUITY

The Company paid a dividend of five cents per share on December 28, 2001 to stockholders of record on December 4, 2001. Also, the Company declared a dividend of five cents per share to be paid on March 25, 2002 to stockholders of record on March 8, 2002.


6. RELATED PARTY TRANSACTION

In the first quarter of 2002, the Company made a deposit to purchase a fractional ownership in an aircraft from an entity controlled by its Chief Executive Officer for approximately $1.2 million of which $875,000 had been paid as of January 31, 2002.


7. COMMITMENTS AND CONTINGENCIES

On February 16, 2002 a jury verdict was rendered against the Company in a civil action brought against the Company in state court in Jackson, Mississippi.

The plaintiffs in this civil action asserted that the Company and its Dallas Printing Company, Inc. subsidiary had engaged in unfair competition and other wrongful acts in hiring certain of its employees. The jury awarded the plaintiffs $1,745,000 in actual damages and $750,000 in punitive damages.

The Company has been advised that it has no insurance coverage for this award. The Company under Mississippi law has a guaranteed right to appeal. The Company intends to appeal this verdict and has been advised by counsel that it has multiple grounds for an appeal and a reasonable basis for believing that an appeal would be successful in eliminating the jury award. However, there can be no assurance that the jury award will be overturned upon appeal. If the verdict is not overturned, the impact on the operating results of the Company could be material.

On March 1, 2002 the plaintiffs in the civil action filed a motion for attorney's fees and costs in the amount of $889,401. A fee award, if any, granted by the trial judge would be part of an appeal.

8. NEW ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICY UPDATES


Business Combinations, Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (FAS 142), effective for fiscal years beginning after December 15, 2001. The Company adopted these standards with its fiscal year beginning November 1, 2001 in accordance with the provisions of the standards. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements except in the year of adoption where companies are required to complete a two step process. The first step is a screen for potential impairment and is required to be completed within six months of adopting FAS 142. The second step measures the amount of impairment, if any. The Company plans on completing step 1 of the process during the 2nd quarter of 2002 and has not determined the financial statement impact, if any.

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of the Statement will result in an increase in net income of $50,000 or approximately $0.01 per share per year.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted FAS 144 as of November 1, 2001 and the adoption did not have a significant impact on the Company's financial position and results of operations.

9. RESTRUCTURING CHARGE, ASSET IMPAIRMENT CHARGE AND OTHER CHARGES

In the third quarter of 2001, the Company recorded charges related to a restructuring and profitability enhancement plan. This plan was implemented to effectuate certain key initiatives including plant and office consolidations, headcount reductions, asset impairment issues and a general response to a deteriorating economic environment. The third quarter of 2001 pre-tax charge resulting from these actions was $6.1 million ($4.3 million after-tax or $0.44 per share on a basic and diluted basis.) The charge related to approximately $3.1 million from asset impairments including goodwill, facility and equipment write-downs. The Company recorded charges for restructuring and other special charges of $3.0 million comprised primarily of severance payments, charge-offs related to duplicative facility leases, increases in allowance for doubtful accounts and inventory obsolescence and valuation reserves, costs related to the impairment of the Company's information systems hardware and software, charges related to termination and related fees of a pension plan of an acquired Company, and other charges and expenses related to plant consolidations and restructuring.

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

The cash and non-cash elements of the Company's restructuring charge, asset impairment charge, and other unusual charges approximated $1.5 million in cash and $4.6 million non-cash. The printing segment charges approximated $3.5 million and the office products and furniture segment charges approximated $2.6 million. Details of the approximated charges and the status of the related obligations are as follows as of January 31, 2002:

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                                             Utilized
                                                                                    Ended balance
                               Original accrual       Cash          Noncash        January 31, 2002
                               ----------------   ------------   --------------    ----------------
Write-down of goodwill,        $      3,060,000   $    168,000    $   2,892,000     $          --
facilities and equipment

Employee severance and                   55,000         25,000           --                  30,000
termination benefits

Inventory obsolescence and              978,000            --           978,000                --
valuation reserves

Restructuring and other               1,998,000        589,000          768,000             641,000
charges
                               --------------------------------------------------------------------
Total                          $      6,091,000   $    782,000    $   4,638,000     $       671,000
                               ====================================================================


10. INDUSTRY SEGMENT INFORMATION

The Company operates principally in two industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms), and the sale of office products and office furniture including interior design services.



The table below presents information about reported segments for the three months ended January 31:

                                                                      OFFICE PRODUCTS
2002 QUARTER 1                                     PRINTING             & FURNITURE             TOTAL
--------------                             ---------------------------------------------------------------
Revenues                                         $ 25,086,308          $   7,730,357        $  32,816,665

Elimination of intersegment revenue               (2,228,699)              (797,424)          (3,026,123)
                                           ---------------------------------------------------------------

Consolidated revenues                            $ 22,857,609          $   6,932,933        $  29,790,542
                                           ===============================================================

Operating income                                      418,746                100,059              518,805

Depreciation & amortization                         1,015,718                 32,443            1,048,161

Capital expenditures                                1,786,469                 15,845            1,802,314

Identifiable assets                                52,875,180              8,176,030           61,051,210

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                                                       OFFICE PRODUCTS
2001 QUARTER 1                                     PRINTING              & FURNITURE            TOTAL
--------------                             ---------------------------------------------------------------
Revenues                                       $  26,992,229           $  8,039,032        $  35,031,261

Elimination of intersegment revenue               (2,303,951)              (806,248)          (3,110,199)
                                           ---------------------------------------------------------------

Consolidated revenues                          $  24,688,278           $  7,232,784        $  31,921,062
                                           ===============================================================

Operating income                                     549,756                140,693              690,449

Depreciation & amortization                        1,072,919                 63,474            1,136,393

Capital expenditures                                 348,493                 13,623              362,116

Identifiable assets                               58,470,013             13,484,601           71,954,614


A reconciliation of total segment revenues and of total segment operating income to income before income taxes, for the three months ended January 31, 2002 and 2001, is as follows:


                                                             THREE MONTHS
                                                         2002               2001
                                               ---------------------------------------
Revenues:
  Total segment revenues                            $  32,816,665      $  35,031,261
  Elimination of intersegment revenue                  (3,026,123)        (3,110,199)
                                               ---------------------------------------

  Consolidated revenue                              $  29,790,542      $  31,921,062
                                               =======================================

Operating Income:
  Total segment operating income                    $     518,805      $     690,449

  Interest income                                           6,513             25,036

  Interest expense                                       (112,454)          (267,815)

  Other income                                             30,120             27,407
                                               ---------------------------------------

Consolidated income before income taxes             $     442,984      $     475,077
                                               =======================================

Identifiable assets:
  Total segment identifiable assets                 $  61,051,210      $  71,954,614
  Elimination of intersegment assets                         --                  --
                                               ---------------------------------------

  Total consolidated assets                         $  61,051,210      $  71,954,614
                                               =======================================

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information derived from the Consolidated Income Statements as a percentage of total revenues.

                                                                   THREE MONTHS ENDED JANUARY 31,
                                                                2002                             2001
                                                     ---------------------------------------------------------------
                                                                         ($ in thousands)
Revenues:
   Printing                                            $    22,858        76.7%        $   24,688        77.3%
   Office products and office furniture                      6,933        23.3              7,233        22.7
                                                     ---------------------------------------------------------------
         Total revenues                                     29,791       100.0             31,921       100.0

Cost of sales:
   Printing                                                 16,528        55.5             18,166        56.9
   Office products and office furniture                      4,960        16.6              5,026        15.8
                                                     ---------------------------------------------------------------
         Total cost of sales                                21,488        72.1             23,192        72.7
                                                     ---------------------------------------------------------------
Gross profit                                                 8,303        27.9              8,729        27.3
Selling, general and administrative expenses                 7,784        26.1              8,039        25.2
                                                     ---------------------------------------------------------------
Income  from operations                                        519         1.8                690         2.1
   Interest income                                               6         0.0                 25         0.1
   Interest (expense)                                         (112)       (0.4)              (267)       (0.8)
   Other income                                                 30         0.1                 27         0.1
                                                     ---------------------------------------------------------------
Income before taxes                                            443         1.5                475         1.5
   Income taxes                                               (185)        0.6               (196)        0.6
                                                     ---------------------------------------------------------------
Net income                                             $       258         0.9%        $      279         0.9%
                                                     ===============================================================

THREE MONTHS ENDED JANUARY 31, 2002 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2001

Revenues

Total revenues decreased 6.7% in the first quarter of 2002 compared to the same period in 2001 from $31.9 million to $29.8 million. Printing revenue decreased 7.4% in the first quarter of 2002 to $22.9 million from $24.7 million in the first quarter of 2001. Office products and office furniture revenue decreased 4.2% in the first quarter of 2002 to $6.9 million from $7.2 million in the first quarter of 2001. The revenues in the printing and office products and office furniture segments decreased primarily due to an overall sluggish economy in most of the geographic regions served by the Company.

Cost of Sales

Total cost of sales decreased 7.3% in the first quarter of 2002 to $21.5 million from $23.2 million in the first quarter of 2001. Printing cost of sales decreased 9.0% in the first quarter of 2002 to $16.5 million from $18.2 million in the first quarter of 2001, due primarily from lower sales and stronger margins. Office products and office furniture cost of sales decreased 1.3% or approximately $66,000 in 2002 from 2001. The decrease in office products and office furniture cost of sales is attributable to the lower sales discussed above partially offset by increased competition which compressed gross margins.

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Operating Expenses

In the first quarter of 2002, selling, general and administrative expenses increased as a percentage of sales to 26.1% from 25.2% in 2001. Total selling, general and administrative expenses decreased $250,000 to $7.8 million in the first quarter of 2002 from $8.0 million in the first quarter of 2001.

The reduction in selling, general and administrative expenses is primarily the result of cost saving initiatives resulting in part from the Company's corporate-wide restructuring and profitability enhancement plan which was adopted in the third quarter of 2001.

Income from Operations and Other Income and Expenses

Income from operations decreased 24.9% in the first quarter of 2002 to $519,000 from $690,000 in the first quarter of 2001. This decrease is primarily the result of decreased sales partially offset by a reduction in selling, general and administrative expenses. Other expense (net), decreased approximately $140,000 due to lower total interest expense resulting from a decrease in total interest bearing debt and interest rates.

Income Taxes

The Company's effective income tax rate was 41.8% for the first quarter of 2002, compared with 41.2% in the first quarter of 2001. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the first quarter of 2002 was $258,000 compared to net income of $279,000 in the first quarter of 2001. Basic and diluted earnings per share for the three months ended January 31, 2002 and 2001 were $0.03.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the three months ended January 31, 2002, was $1.2 million compared to $1.9 million during the same period in 2001. This change in net cash from operations is due primarily to timing changes in assets and liabilities.

                  CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Net cash used in investing activities for the three months ended January 31, 2002 was $1.6 million compared to $1.4 million during the same period in 2001. The net cash used in investing activities during the first three months of 2002 primarily relates to equipment purchases including a deposit to purchase a fractional ownership of an aircraft from an entity controlled by its Chief Executive Officer of which $875,000 had been paid as of January 31, 2002. In 2001, the cash used in investing activities primarily related to the acquisitions of certain assets of Cordage.

Net cash used in financing activities for the three months ended January 31, 2002 was $1.4 million compared to net cash provided by financing activities of $344,000 during the same period in 2001. This change is primarily due to $1.5 million in borrowings under the Company's revolving credit facility in 2001.

Working capital on January 31, 2002 was $24.8 million, a decrease of $1.2 million from October 31, 2001. Management believes that working capital and operating ratios remain at acceptable levels.

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

                         PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On February 16, 2002 a jury verdict was rendered against the Company in a civil action brought against the Company in state court in Jackson, Mississippi. The verdict was in connection with National Forms & Systems Group, Inc. v. Timothy V. Ross; Todd Ross and Champion Industries, Inc.; and Timothy V. Ross v. National Forms & Systems Group, Inc. and Mickey McCardle; Circuit Court of the First Judicial District of Hinds County, Mississippi; Case No. 251-00-942-CIV.

The plaintiffs in this civil action asserted that the Company and its Dallas Printing Company, Inc. subsidiary had engaged in unfair competition and other wrongful acts in hiring certain of its employees. The jury awarded the plaintiffs $1,745,000 in actual damages and $750,000 in punitive damages.

The Company has been advised that it has no insurance coverage for this award. The Company under Mississippi law has a guaranteed right to appeal. The Company intends to appeal this verdict and has been advised by counsel that it has multiple grounds for an appeal and a reasonable basis for believing that an appeal would be successful.

On March 1, 2002 the plaintiffs in the civil action filed a motion for attorney's fees and costs in the amount of $889,401. A fee award, if any, granted by the trial judge would be part of an appeal.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a) The following reports on Form 8-K were filed during the quarter for which this report is filed:

       None.

                                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CHAMPION INDUSTRIES, INC.


Date:  March 13, 2002           /s/ Marshall T. Reynolds
                               ------------------------------------------------
                                Marshall T. Reynolds
                                Chief Executive Officer


Date:  March 13, 2002           /s/ Kirby J. Taylor
                               ------------------------------------------------
                                Kirby J. Taylor
                                President and Chief Operating Officer


Date:  March 13, 2002           /s/ Todd R. Fry
                               ------------------------------------------------
                                Todd R. Fry
                                Vice President and Chief Financial Officer