Form 10-Q
period 2002-04-30
CHAMPION INDUSTRIES INC
filed 2002-06-13
CIK 19149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended April 30, 2002       Commission File No. 0-21084


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

9,713,913 shares of common stock of the Registrant were outstanding at April 30, 2002.

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

           Consolidated Balance Sheets................................................................................2

           Consolidated Income Statements.............................................................................4

           Consolidated Statements of Cash Flows......................................................................5

           Notes to Consolidated Financial Statements.................................................................6

      Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ..........................................................................13



Part II.   Other Information

      Item 4.    Submission of Matters to a Vote of Security Holders.................................................18

      Item 6.    Exhibits and Reports on Form 8-K....................................................................18



Signatures...........................................................................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


ASSETS                                                                                      APRIL 30,            OCTOBER 31,
                                                                                               2002                 2001
                                                                                        ---------------------------------------
Current assets:
   Cash and cash equivalents                                                                 $ 4,463,767        $  5,764,716
   Accounts receivable, net of allowance of $1,625,000 and $1,432,000                         17,685,939          19,165,773
   Inventories                                                                                11,511,824          11,764,195
   Other current assets                                                                        1,083,568             769,034
   Deferred income tax assets                                                                  1,111,018           1,111,018
   Income tax receivable                                                                               -             279,271
                                                                                        ---------------------------------------
       Total current assets                                                                   35,856,116          38,854,007


Property and equipment, at cost:
   Land                                                                                        1,028,372             825,220
   Buildings and improvements                                                                  6,081,973           5,562,762
   Machinery and equipment                                                                    34,567,585          34,421,518
   Equipment under capital leases                                                              2,583,407           2,583,407
   Furniture and fixtures                                                                      2,694,632           2,480,050
   Capital asset in process                                                                      875,000                   -
   Vehicles                                                                                    3,053,757           3,031,861
                                                                                        ---------------------------------------
                                                                                              50,884,726          48,904,818
         Less accumulated depreciation                                                       (29,663,646)        (27,743,183)
                                                                                        ---------------------------------------
                                                                                              21,221,080          21,161,635

Assets held for sale                                                                           1,057,216           1,057,216
Cash surrender value of officers' life insurance                                                 943,955             885,852
Goodwill, net of accumulated amortization                                                      1,349,368           1,334,183
Other assets                                                                                     601,956             657,021
                                                                                        ---------------------------------------
                                                                                               3,952,495           3,934,272
                                                                                        ---------------------------------------
         Total assets                                                                        $61,029,691         $63,949,914
                                                                                        =======================================






                See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                   (Unaudited)




LIABILITIES AND SHAREHOLDERS' EQUITY                                                        APRIL 30,            OCTOBER 31,
                                                                                              2002                  2001
                                                                                        ------------------------------------
Current liabilities:
   Accounts payable                                                                         $  3,150,722        $ 4,343,291
   Accrued payroll                                                                             1,678,065          2,107,377
   Taxes accrued and withheld                                                                  1,391,393          1,289,560
   Accrued income taxes                                                                          103,438                  -
   Accrued expenses                                                                              853,001          1,218,575
Current portion of long-term debt:
     Notes payable                                                                             2,965,456          3,329,627
     Capital lease obligations                                                                   376,795            524,316
                                                                                        ------------------------------------
         Total current liabilities                                                            10,518,870         12,812,746

Long-term debt, net of current portion:
   Notes payable, line of credit                                                                 500,000                  -
   Notes payable                                                                               2,929,602          3,994,555
   Capital lease obligations                                                                     458,349            554,514
Deferred income tax liability                                                                  3,554,169          3,554,169
Other liabilities                                                                                430,859            433,044
                                                                                        ------------------------------------
         Total liabilities                                                                    18,391,849         21,349,028

Shareholders' equity:
   Common stock, $1 par value, 20,000,000 shares authorized;
     9,713,913 shares issued and outstanding                                                   9,713,913          9,713,913
   Additional paid-in capital                                                                 22,242,047         22,242,047
   Retained earnings                                                                          10,681,882         10,644,926
                                                                                        ------------------------------------
Total shareholders' equity                                                                    42,637,842         42,600,886
                                                                                        ------------------------------------
         Total liabilities and shareholders' equity                                           $61,029,691       $63,949,914
                                                                                        ====================================






                See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)


                                                        THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                             APRIL 30,                                APRIL 30,
                                                     2002                2001                2002                2001
                                             ------------------------------------------------------------------------------
Revenues:
   Printing                                       $24,641,820         $24,373,228         $47,499,429         $49,061,506
   Office products and office furniture             6,027,208           6,399,035          12,960,141          13,631,819
                                             ------------------------------------------------------------------------------
         Total revenues                            30,669,028          30,772,263          60,459,570          62,693,325

Cost of sales:
   Printing                                        17,486,285          17,159,241          34,013,755          35,324,865
   Office products and office furniture             4,149,123           4,394,428           9,109,103           9,420,226
                                             ------------------------------------------------------------------------------
         Total cost of sales                       21,635,408          21,553,669          43,122,858          44,745,091
                                             ------------------------------------------------------------------------------
Gross profit                                        9,033,620           9,218,594          17,336,712          17,948,234

Selling, general and administrative expenses        7,660,744           7,884,681          15,445,030          15,923,872
                                             ------------------------------------------------------------------------------
Income from operations                              1,372,876           1,333,913           1,891,682           2,024,362

Other income (expense):
   Interest income                                      3,271              21,448               9,784              46,484
   Interest expense                                  (118,105)           (232,335)           (230,559)           (500,150)
   Other                                               26,463             443,450              56,583             470,857
                                             ------------------------------------------------------------------------------
                                                      (88,371)            232,563            (164,192)             17,191
                                             ------------------------------------------------------------------------------
Income before income taxes                          1,284,505           1,566,476           1,727,490           2,041,553
   Income taxes                                      (533,790)           (628,817)           (719,144)           (824,683)
                                             ------------------------------------------------------------------------------
Net income                                          $ 750,715           $ 937,659           1,008,346          $1,216,870
                                             ==============================================================================

Earnings per share
   Basic                                               $0.08               $0.10               $0.10               $0.13
                                             ==============================================================================
   Diluted                                             $0.08               $0.10               $0.10               $0.13
                                             ==============================================================================

Weighted average shares outstanding:
   Basic                                            9,714,000           9,714,000           9,714,000           9,714,000
                                             ==============================================================================
   Diluted                                          9,737,000           9,714,000           9,731,000           9,714,000
                                             ==============================================================================

Dividends per share                                    $0.05               $0.05               $0.10               $0.10
                                             ==============================================================================




                See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                   SIX MONTHS ENDED
                                                                                                      APRIL 30,
                                                                                               2002                2001
                                                                                        ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                    $1,008,346          $1,216,870
Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                                                             2,074,096           2,229,642
     Gain on sale of assets                                                                       (6,341)             (5,596)
     Gain on sale of division                                                                          -            (407,515)
     Other                                                                                         8,936              11,616
     Bad debt expense                                                                            244,029             279,547
     Changes in assets and liabilities:
       Accounts receivable                                                                     1,235,805           2,130,556
       Inventories                                                                               252,371            (124,851)
       Other current assets                                                                     (329,450)           (127,826)
       Accounts payable                                                                       (1,192,569)           (661,419)
       Accrued payroll                                                                          (429,312)           (573,390)
       Taxes accrued and withheld                                                                101,833              77,784
       Accrued income taxes                                                                      382,709             324,141
       Accrued expenses                                                                         (365,574)            214,597
       Other liabilities                                                                         (11,121)            (11,375)
                                                                                        ---------------------------------------
Net cash provided by operating activities                                                      2,973,758           4,572,781


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                           (1,104,278)           (742,094)
Deposit on asset purchase                                                                       (875,000)                  -
Proceeds from sales of property                                                                   45,764             103,472
Proceeds from sale of division                                                                         -             264,700
Business acquisitions, net of cash received                                                            -          (1,169,722)
Decrease in cash surrender value life insurance                                                  (58,103)             (2,600)
Other assets                                                                                      26,072              63,916
                                                                                        ---------------------------------------
Net cash used in investing activities                                                         (1,965,545)         (1,482,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit                                                                     500,000           1,500,000
Payments on line of credit                                                                             -          (1,500,000)
Proceeds from term debt and leases                                                                     -           1,192,397
Principal payments on long-term debt                                                          (1,837,772)         (2,274,958)
Dividends paid                                                                                  (971,390)           (971,390)
                                                                                        ---------------------------------------
Net cash used in financing activities                                                         (2,309,162)         (2,053,951)
                                                                                        ---------------------------------------
Net (decrease) increase in cash                                                               (1,300,949)          1,036,502
Cash and cash equivalents, beginning of period                                                 5,764,716           3,173,587
                                                                                        ---------------------------------------
Cash and cash equivalents, end of period                                                      $4,463,767          $4,210,089
                                                                                        =======================================

                See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 APRIL 30, 2002


1. BASIS OF PRESENTATION AND BUSINESS OPERATIONS

The foregoing financial information has been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 2001, and related notes thereto contained in the Champion Industries, Inc.'s Form 10-K dated January 25, 2002. The accompanying interim financial information is unaudited.

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


2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options was 23,000 and 17,000 shares for the three and six months ended April 30, 2002. Stock options outstanding for the three and six months ended April 30, 2001 were anti-dilutive.

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

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

3. INVENTORIES (CONTINUED)

Inventories consisted of the following:

                                                                                APRIL 30,           OCTOBER 31,
                                                                                  2002                 2001
                                                                           -------------------- --------------------
         Printing:
            Raw materials                                                       $  2,400,747         $  2,460,218
            Work in process                                                        1,657,318            1,698,374
            Finished goods                                                         3,828,703            3,923,549
         Office products and office furniture                                      3,625,056            3,682,054
                                                                           -----------------------------------------
                                                                                 $11,511,824          $11,764,195
                                                                           =========================================


4. ASSETS HELD FOR SALE

The Company has a building near Huntington, West Virginia and a building in Charleston, West Virginia currently being held for sale. These buildings were used in the Company's printing segment and are recorded on the Company's financial statements under the title assets held for sale. The buildings are being held for sale as a result of certain initiatives implemented by the Company in 2001 including the strategic alliance with Xpedx in April of 2001 and the adoption of a restructuring and profitability enhancement plan in the third quarter of 2001. These assets are currently listed for sale and the Company anticipates disposing of these assets within a one year period contingent on market conditions. The fair value of these assets was derived from estimates using third party measures including appraisals and purchase offers.


5. LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                                APRIL 30,           OCTOBER 31,
                                                                                  2002                  2001
                                                                           --------------------  -------------------
     Unsecured term note payable                                                 $ 3,571,589           $ 4,464,449
     Installment notes payable to banks                                            2,323,469             2,859,733
     Capital lease obligations                                                       835,144             1,078,830
                                                                           -----------------------------------------
                                                                                   6,730,202             8,403,012
     Less current portion                                                          3,342,251             3,853,943
                                                                           -----------------------------------------
     Long-term debt, net of current portion                                      $ 3,387,951           $ 4,549,069
                                                                           =========================================

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at interest rates at LIBOR plus 1% to 1.5% for a total rate of

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

3.36% at April 30, 2002. This line of credit was renewed for a three year period, expiring in April of 2005 and contains certain restrictive financial covenants. The Company has $500,000 in outstanding borrowings under this facility at April 30, 2002.


The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in October 2002 and contains certain financial covenants. There were no borrowings outstanding under this facility at April 30, 2002.


The Company's non-cash activities for the six months ended April 30, 2002 and 2001 included vehicle purchases of approximately $165,000 and $410,000 which were financed by a bank.

6. SHAREHOLDERS' EQUITY

The Company declared a dividend of five cents per share to be paid on June 24, 2002 to stockholders of record on June 7, 2002.


7. RELATED PARTY TRANSACTION

In the first quarter of 2002, the Company made a deposit to purchase a fractional ownership in an aircraft from an entity controlled by its Chief Executive Officer for approximately $1.2 million of which $875,000 had been paid as of April 30, 2002. The Company believes that the terms of its related party transactions are no less favorable to the Company than could be obtained with an independent third party.


8. COMMITMENTS AND CONTINGENCIES

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

The Company has been advised that it has no insurance coverage for this award. The Company under Mississippi law has a guaranteed right to appeal. The Company intends to appeal this verdict and has been advised by counsel that it has multiple grounds for an appeal and a reasonable basis for believing that an appeal would be successful in eliminating the jury award. However, there can be no assurance

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES that the jury award will be overturned upon appeal. If the verdict is not overturned, the impact on the operating results of the Company could be material.

On March 1, 2002 the plaintiffs in the civil action filed a motion for attorney's fees and costs in the amount of $889,401. A fee award, if any, granted by the trial judge would be part of an appeal.

9. NEW ACCOUNTING PRONOUNCEMENTS AND SIGNIFICANT ACCOUNTING POLICY UPDATES


Business Combinations, Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (FAS 142), effective for fiscal years beginning after December 15, 2001. The Company adopted these standards with its fiscal year beginning November 1, 2001 in accordance with the provisions of the standards. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements except in the year of adoption where companies are required to complete a two step process. The first step is a screen for potential impairment and is required to be completed within six months of adopting FAS 142. The second step measures the amount of impairment, if any. The Company completed step 1 of the process during the 2nd quarter of 2002 and the adoption did not have a significant impact on the Company's financial position and results of operations. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of the Statement will result in an increase in net income of $50,000 or approximately $0.01 per share per year.

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

10. RESTRUCTURING CHARGE, ASSET IMPAIRMENT CHARGE AND OTHER CHARGES

In the third quarter of 2001, the Company recorded charges related to a restructuring and profitability enhancement plan. This plan was implemented to effectuate certain key initiatives including plant and office consolidations, headcount reductions, asset impairment issues and a general response to a deteriorating economic environment. The third quarter of 2001 pre-tax charge resulting from these actions was $6.1 million ($4.3 million after-tax or $0.44 per share on a basic and diluted basis.) The charge related to approximately $3.1 million from asset impairments including goodwill, facility and equipment write-downs. The Company recorded charges for restructuring and other special charges of $3.0 million comprised primarily of severance payments, charge-offs related to duplicative facility leases, increases in allowance for doubtful accounts and inventory obsolescence and valuation reserves,

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES costs related to the impairment of the Company's information systems hardware and software, charges related to termination and related fees of a pension plan of an acquired Company, and other charges and expenses related to plant consolidations and restructuring.

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

The cash and non-cash elements of the Company's restructuring charge, asset impairment charge, and other unusual charges approximated $1.5 million in cash and $4.6 million non-cash. The printing segment charges approximated $3.5 million and the office products and furniture segment charges approximated $2.6 million. Details of the approximated charges and the status of the related obligations are as follows as of April 30, 2002:

                                                                        Utilized

                                                                                                       Ended balance
                               Original accrual             Cash                  Noncash              April 30, 2002
                               ----------------            -----                  -------              --------------
Write-down of goodwill,        $   3,060,000          $   168,000              $   2,892,000           $        --
facilities and equipment

Employee severance and                55,000               25,000                      --                      30,000
termination benefits

Inventory obsolescence and           978,000                 --                      978,000                    --
valuation reserves

Restructuring and other            1,998,000              723,000                    768,000                  507,000
charges
                               ---------------------------------------------------------------------------------------------
Total                          $   6,091,000          $   916,000              $   4,638,000           $      537,000
                               =============================================================================================


11. INDUSTRY SEGMENT INFORMATION

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

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

The table below presents information about reported segments for the three and six months ending April 30:

                                                                             OFFICE PRODUCTS
2002 QUARTER 2                                          PRINTING               & FURNITURE              TOTAL
--------------                                     ---------------------------------------------------------------
Revenues                                              $ 26,845,993             $ 6,780,896          $ 33,626,889

Elimination of intersegment revenue                     (2,204,173)               (753,688)           (2,957,861)
                                                   ---------------------------------------------------------------

Consolidated revenues                                 $ 24,641,820             $ 6,027,208          $ 30,669,028
                                                   ===============================================================

Operating income                                         1,185,996                 186,880             1,372,876

Depreciation & amortization                              1,010,007                  15,928             1,025,935

Capital expenditures                                       297,715                  44,211               341,926

Identifiable assets                                     50,222,660              10,807,031            61,029,691

                                                                             OFFICE PRODUCTS
2001 QUARTER 2                                          PRINTING               & FURNITURE               TOTAL
--------------                                     ---------------------------------------------------------------
Revenues                                              $  26,497,779           $  7,067,776           $ 33,565,555

Elimination of intersegment revenue                      (2,124,551)              (668,741)            (2,793,292)
                                                   ---------------------------------------------------------------

Consolidated revenues                                 $  24,373,228           $  6,399,035           $ 30,772,263
                                                   ===============================================================

Operating income                                          1,185,864                148,049              1,333,913

Depreciation & amortization                               1,024,764                 68,485              1,093,249

Capital expenditures                                        744,203                 42,090                786,293

Identifiable assets                                      57,713,039             12,447,041             70,160,080

                                                                             OFFICE PRODUCTS
2002  YEAR TO DATE                                       PRINTING              & FURNITURE             TOTAL
------------------                                 ---------------------------------------------------------------
Revenues                                              $   51,932,301         $  14,511,253         $  66,443,554

Elimination of intersegment revenue                       (4,432,872)           (1,551,112)           (5,983,984)
                                                   ---------------------------------------------------------------

Consolidated revenues                                 $   47,499,429          $ 12,960,141         $  60,459,570
                                                   ===============================================================

Operating income                                           1,604,743               286,939             1,891,682

Depreciation & amortization                                2,025,725                48,371             2,074,096

Capital expenditures                                       2,084,184                60,056             2,144,240

Identifiable assets                                       50,222,660            10,807,031            61,029,691

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                                                            OFFICE PRODUCTS
2001  YEAR TO DATE                                        PRINTING            & FURNITURE              TOTAL
------------------                                 ---------------------------------------------------------------
Revenues                                              $   53,490,008          $ 15,106,808         $  68,596,816

Elimination of intersegment revenue                       (4,428,502)           (1,474,989)           (5,903,491)
                                                   ---------------------------------------------------------------

Consolidated revenues                                 $   49,061,506          $ 13,631,819         $  62,693,325
                                                   ===============================================================

Operating income                                           1,735,620               288,742             2,024,362

Depreciation & amortization                                2,097,683               131,959             2,229,642

Capital expenditures                                       1,092,696                55,713             1,148,409

Identifiable assets                                       57,713,039            12,447,041            70,160,080

A reconciliation of total segment revenues and of total segment operating income to income before income taxes, for the three and six months ended April 30, 2002 and 2001, is as follows:



                                                               THREE MONTHS                            SIX MONTHS
                                                        2002                 2001               2002                2001
                                                --------------------------------------------------------------------------------
Revenues:
  Total segment revenues                           $   33,626,889     $    33,565,555       $   66,443,554       $   68,596,816
  Elimination of intersegment revenue                  (2,957,861)         (2,793,292)          (5,983,984)          (5,903,491)
                                                --------------------------------------------------------------------------------
  Consolidated revenue                             $   30,669,028     $    30,772,263       $   60,459,570       $   62,693,325
                                                ================================================================================

Operating Income:
  Total segment operating income                   $    1,372,876     $     1,333,913       $    1,891,682       $    2,024,362
  Interest income                                           3,271              21,448                9,784               46,484
  Interest expense                                       (118,105)           (232,335)            (230,559)            (500,150)
  Other income                                             26,463             443,450               56,583              470,857
                                                --------------------------------------------------------------------------------
Consolidated income before income taxes            $    1,284,505     $     1,566,476       $    1,727,490       $    2,041,553
                                                ================================================================================
Identifiable assets:
  Total segment identifiable assets                $   61,029,691     $    70,160,080       $   61,029,691       $   70,160,080
  Elimination of intersegment assets                          --                 --                   --                 --
                                                --------------------------------------------------------------------------------
  Total consolidated assets                        $   61,029,691     $    70,160,080       $   61,029,691       $   70,160,080
                                                ================================================================================

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information derived from the Consolidated Income Statements as a percentage of total revenues.

                                                                         PERCENTAGE OF TOTAL REVENUES
                                                           THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                APRIL 30,                            APRIL 30,
                                                         2002               2001              2002               2001
                                                   -------------------------------------------------------------------------
Revenues:
   Printing                                              80.3%              79.2%              78.6%              78.3%
   Office products and office furniture                  19.7               20.8               21.4               21.7
                                                   -------------------------------------------------------------------------
         Total revenues                                 100.0              100.0              100.0              100.0

Cost of sales:
   Printing                                              57.0               55.7               56.3               56.4
   Office products and office furniture                  13.5               14.3               15.0               15.0
                                                   -------------------------------------------------------------------------
         Total cost of sales                             70.5               70.0               71.3               71.4
                                                   -------------------------------------------------------------------------
Gross profit                                             29.5               30.0               28.7               28.6
Selling, general and administrative expenses             25.0               25.6               25.6               25.4
                                                   -------------------------------------------------------------------------
Income from operations                                    4.5                4.4                3.1                3.2
   Interest income                                        0.0                0.1                0.1                0.1
   Interest (expense)                                    (0.4)              (0.8)              (0.4)              (0.8)
   Other income                                           0.1                1.3                0.1                0.8
                                                   -------------------------------------------------------------------------
Income before taxes                                       4.2                5.0                2.9                3.3
   Income tax expense                                     1.7               (2.0)              (1.2)              (1.3)
                                                   -------------------------------------------------------------------------
Net income                                                2.5%               3.0%               1.7%               2.0%
                                                   =========================================================================

THREE MONTHS ENDED APRIL 30, 2002 COMPARED TO THREE MONTHS ENDED APRIL 30, 2001

Revenues

Total revenues decreased 0.3% in the second quarter of 2002 compared to the same period in 2001 from $30.8 million to $30.7 million. Printing revenue increased 1.1% in the second quarter of 2002 to $24.6 million from $24.4 million in the second quarter of 2001. Office products and office furniture revenue decreased 5.8% in the second quarter of 2002 to $6.0 million from $6.4 million in the second quarter of 2001. The increase in revenues for the printing segment was due to the acquisition of Transdata in October 2001 partially offset by a decrease in paper sales resulting from the strategic alliance with Xpedx in April 2001. The decrease in revenues for the office products and office furniture segment was primarily attributable to an overall sluggish market in most of the geographic regions served by the Company.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Cost of Sales

Total cost of sales increased 0.4% in the second quarter of 2002 to $21.6 million from $21.6 million in the second quarter of 2001. Printing cost of sales increased 1.9% in the second quarter of 2002 to $17.5 million from $17.2 million in the second quarter of 2001. Office products and office furniture cost of sales decreased 5.6% in the second quarter of 2002 to $4.1 million from $4.4 million in the second quarter of 2001. The decrease in office products and office furniture cost of sales is directly attributable to the lower sales discussed above.

Operating Expenses

In the second quarter of 2002, selling, general and administrative expenses decreased as a percentage of sales from 25.6% for the three months ended April 30, 2001 to 25.0% for the three months ended April 30, 2002. Total selling, general and administrative expenses decreased $220,000 to $7.7 million in the second quarter of 2002 from $7.9 million in the second quarter of 2001. The decrease in selling, general and administrative expenses is a result of the Company's adoption of a restructuring and profitability enhancement plan in the third quarter of 2001. In addition, the Company adopted SFAS No. 142, which resulted in an increase in net income of approximately $12,500, net of tax, per quarter in 2002.

Income from Operations and Other Income and Expenses

Income from operations increased 2.9% in the second quarter of 2002 to $1.4 million from $1.3 million in the second quarter of 2001. This increase is primarily the result of a decrease in selling, general and administrative expenses partially offset by lower gross profit margins and lower sales. Other income decreased approximately $300,000 primarily due to a gain resulting from the strategic alliance with Xpedx in the prior year offset by a decrease in interest expense.

Income Taxes

The Company's effective income tax rate was 41.6% for the second quarter of 2002, up from 40.1% in the second quarter of 2001. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and is partially impacted by the geographic profitability mix of the Company's operations.

Net Income

Net income for the second quarter of 2002 was $751,000 compared to $938,000 in the second quarter of 2001. Basic and diluted earnings per share for the three months ended April 30, 2002 and 2001 were $0.08 and $0.10, respectively.


SIX MONTHS ENDED APRIL 30, 2002 COMPARED TO SIX MONTHS ENDED APRIL 30, 2001

Revenues

Total revenues decreased 3.6% in the first six months of 2002 compared to the same period in 2001 to $60.5 million from $62.7 million. Printing revenue decreased 3.2% in the six month period ended April

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


30, 2002 to $47.5 million from $49.1 million in the same period in 2001. Office products and office furniture revenue decreased 4.9% in the six month period ended April 30, 2002 to $13.0 million from $13.6 million in the same period in 2001. The revenues in the printing and office products and office furniture segment decreased primarily due to an overall sluggish market in most of the geographic regions served by the Company.

Cost of Sales

Total cost of sales decreased 3.6% in the six months ended April 30, 2002 to $43.1 million from $44.7 million in the six months ended April 30, 2001. Printing cost of sales decreased 3.7% in the six months ended April 30, 2002 to $34.0 million from $35.3 million in the six months ended April 30, 2001, due primarily to the decrease in printing sales noted above. Office products and office furniture cost of sales decreased 3.3% in the six months ended April 30, 2002 to $9.1 million from $9.4 million in the six months ended April 30, 2001. The decrease in office products and office furniture cost of sales is attributable to a decrease in office products and office furniture sales coupled with lower gross margin percentages.

Operating Expenses

During the six months ended April 30, 2002 compared to the same period in 2001, selling, general, and administrative expenses increased slightly as a percentage of sales to 25.6% from 25.4%.

Income from Operations and Other Income and Expenses

Income from operations decreased 6.6% in the six month period ended April 30, 2002 to $1.9 million from $2.0 million in the same period of 2001. This decrease is primarily the result of lower sales. Other income decreased approximately $200,000 primarily due to a gain resulting from the strategic alliance with Xpedx in 2001, partially offset by a reduction in interest expense.

Income Taxes

The Company's effective income tax rate was 41.6% for the six months ended April 30, 2002, down from 40.4% in the same period of 2001. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and is partially impacted by the geographic profitability mix of our operations.

Net Income

Net income for the first six months of 2002 decreased 17.1% to $1,008,346 from $1,216,870 in the same period of 2001 due to the reasons discussed above. Basic and diluted earnings per share for the six months ended April 30, 2002 and 2001, were $0.10 and $0.13.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the six months ended April 30, 2002, was $3.0 million compared to $4.6 million during the same period in 2001. This change in net cash from operations is due primarily to timing changes in assets and liabilities, a decrease in depreciation and amortization partially offset by a gain resulting from the strategic alliance with Xpedx.

Net cash used in investing activities for the six months ended April 30, 2002 was $2.0 million compared to $1.5 million during the same period in 2001. The net cash used in investing activities during the first half of 2002 primarily related to equipment purchases including a deposit to purchase a fractional ownership of an aircraft from an entity controlled by its Chief Executive Officer of which $875,000 had been paid as of April 30, 2002. In 2001, the net cash used in investing activities primarily related to equipment purchases and cash used for the purchase of certain assets of Cordage partially offset with proceeds from a strategic alliance with Xpedx.

Net cash used in financing activities for the six months ended April 30, 2002 was $2.3 million compared to net cash used in financing activities of $2.1 million during the same period in 2001. This change is primarily due to an increase in net debt repayments in 2002.

Working capital on April 30, 2002 was $25.3 million, a decrease of $700,000 from October 31, 2001. Management believes that working capital and operating ratios remain at acceptable levels.

The Company expects that the combination of funds available from working capital, borrowings available under the Company's credit facility and anticipated cash flows from operations will provide sufficient capital resources for the foreseeable future including through fiscal 2004 when most of the Company's interest bearing obligations are due. The Company renewed its revolving line of credit with a bank for $10.0 million for a three year period, expiring in April 2005. In the event the Company seeks to accelerate internal growth or make acquisitions beyond these sources, additional financing would be necessary.

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

At the annual meeting of shareholders held March 18, 2002, the following matters were voted upon:

     a. Fixing the number of directors at eight (8) and election of the following nominees as directors, with votes "for" and "withheld," as well as broker non-votes, as follows:

         DIRECTOR                             VOTES "FOR"             VOTES "WITHHELD"           BROKER NON-VOTES
         Robert H. Beymer                      8,892,032                   154,150                     -0-
         Philip E. Cline                       9,027,076                    19,106                     -0-
         Harley F. Mooney, Jr.                 8,965,341                    80,841                     -0-
         Todd L. Parchman                      8,876,668                   169,514                     -0-
         A. Michael Perry                      9,029,616                    16,566                     -0-
         Marshall T. Reynolds                  8,972,709                    73,473                     -0-
         Neal W. Scaggs                        9,030,961                    15,221                     -0-
         Glenn W. Wilcox, Sr.                  9,030,961                    15,221                     -0-





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) The following reports on Form 8-K were filed during the quarter for which this report is filed:

        Form 8-K dated February 16, 2002, filed February 19, 2002 regarding Champion's announcement of a jury verdict in a civil action against the Company.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CHAMPION INDUSTRIES, INC.


Date:  June 12, 2002           /s/ Marshall T. Reynolds
                             -------------------------------------------------
                               Marshall T. Reynolds
                               Chief Executive Officer


Date:  June 12, 2002           /s/ Kirby J. Taylor
                             -------------------------------------------------
                               Kirby J. Taylor
                               President and Chief Operating Officer


Date:  June 12, 2002           /s/ Todd R. Fry
                             -------------------------------------------------
                               Todd R. Fry
                               Vice President and Chief Financial Officer