Form 10-Q
period 2002-07-31
CHAMPION INDUSTRIES INC
filed 2002-09-13
CIK 19149

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended July 31, 2002         Commission File No. 0-21084


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


                               -------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___.

9,713,913 shares of common stock of the Registrant were outstanding at July 31, 2002.

                            CHAMPION INDUSTRIES, INC.

                                      INDEX

                                                                                             PAGE NO.
Part I.  Financial Information

     Item 1.  Financial Statements

         Consolidated Balance Sheets.............................................................2

         Consolidated Statements of Operations...................................................4

         Consolidated Statements of Cash Flows...................................................5

         Notes to Consolidated Financial Statements..............................................6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations ........................................................13



Part II. Other Information

     Item 6.  Exhibits and Reports on Form 8-K..................................................18



Signatures......................................................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


ASSETS                                                                     JULY 31,       OCTOBER 31,
                                                                             2002             2001
                                                                        --------------------------------
Current assets:
  Cash and cash equivalents                                               $ 3,815,968     $  5,764,716
  Accounts receivable, net of allowance of $1,705,000 and $1,432,000       18,269,426       19,165,773
  Inventories                                                              11,156,552       11,764,195
  Other current assets                                                        790,049          769,034
  Deferred income tax assets                                                1,111,018        1,111,018
   Income tax receivable                                                            -          279,271
                                                                        --------------------------------
      Total current assets                                                 35,143,013       38,854,007


Property and equipment, at cost:
   Land                                                                     1,028,372          825,220
   Buildings and improvements                                               6,104,818        5,562,762
   Machinery and equipment                                                 34,714,989       34,421,518
   Equipment under capital leases                                           2,583,407        2,583,407
   Furniture and fixtures                                                   2,813,917        2,480,050
   Vehicles                                                                 3,935,733        3,031,861
                                                                        --------------------------------
                                                                           51,181,236       48,904,818
        Less accumulated depreciation                                     (30,564,050)     (27,743,183)
                                                                        --------------------------------
                                                                           20,617,186       21,161,635

Assets held for sale                                                          675,316        1,057,216
Cash surrender value of officers' life insurance                              947,955          885,852
Goodwill, net of accumulated amortization                                   1,349,368        1,334,183
Other assets                                                                  587,521          657,021
                                                                        --------------------------------
                                                                            3,560,160        3,934,272
                                                                        --------------------------------
        Total assets                                                      $59,320,359      $63,949,914
                                                                        ================================



                 See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                   (Unaudited)



LIABILITIES AND SHAREHOLDERS' EQUITY                                       JULY 31,      OCTOBER 31,
                                                                             2002           2001
                                                                        ------------------------------
Current liabilities:
  Accounts payable                                                       $  2,730,495     $ 4,343,291
  Accrued payroll                                                           1,912,997       2,107,377
  Taxes accrued and withheld                                                1,567,999       1,289,560
  Accrued income taxes                                                         58,520               -
  Accrued expenses                                                            880,568       1,218,575
Current portion of long-term debt:
    Notes payable                                                           2,841,883       3,329,627
    Capital lease obligations                                                 254,885         524,316
                                                                        ------------------------------
        Total current liabilities                                          10,247,347      12,812,746

Long-term debt, net of current portion:
  Notes payable                                                             2,274,363       3,994,555
  Capital lease obligations                                                   409,262         554,514
Deferred income tax liability                                               3,554,169       3,554,169
Other liabilities                                                             430,351         433,044
                                                                        ------------------------------
        Total liabilities                                                  16,915,492      21,349,028

Shareholders' equity:
  Common stock, $1 par value, 20,000,000 shares authorized;
    9,713,913 shares issued and outstanding                                 9,713,913       9,713,913
  Additional paid-in capital                                               22,242,047      22,242,047
  Retained earnings                                                        10,448,907      10,644,926
                                                                        ------------------------------
Total shareholders' equity                                                 42,404,867      42,600,886
                                                                        ------------------------------
        Total liabilities and shareholders' equity                         $59,320,359    $63,949,914
                                                                        ==============================



                 See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                  JULY 31,                         JULY 31,
                                           2002             2001            2002            2001
                                     ----------------------------------------------------------------
Revenues:
  Printing                             $23,132,608      $23,430,094     $70,632,037     $72,491,601
  Office products and office
  furniture                              7,715,023        6,806,446      20,675,164      20,438,265
                                     ----------------------------------------------------------------
        Total revenues                  30,847,631       30,236,540      91,307,201      92,929,866

Cost of sales:
  Printing                              16,802,540       17,835,322      50,816,294      53,160,188
  Office products and office
  furniture                              5,604,388        4,827,742      14,713,491      14,247,969
                                     ----------------------------------------------------------------
        Total cost of sales             22,406,928       22,663,064      65,529,785      67,408,157
                                     ----------------------------------------------------------------
Gross profit                             8,440,703        7,573,476      25,777,416      25,521,709

Selling, general and administrative
  expenses                               7,943,061        8,342,357      23,388,093      24,266,227
Restructuring and other charges                  -        2,052,692               -       2,052,692
Asset impairment charges                         -        3,060,706               -       3,060,706
                                     ----------------------------------------------------------------
Income (loss) from operations              497,642       (5,882,279)      2,389,323      (3,857,916)

Other income (expense):
  Interest income                            1,927            8,208          11,712          54,692
  Interest expense                         (84,833)        (183,056)       (315,392)       (683,206)
  Other                                     15,355           32,537          71,938         503,394
                                     ----------------------------------------------------------------
                                           (67,551)        (142,311)       (231,742)       (125,120)
                                     ----------------------------------------------------------------
Income (loss) before income taxes          430,091       (6,024,590)      2,157,581      (3,983,036)
  Income (taxes) benefit                  (177,368)       1,778,188        (896,512)        953,505
                                     ----------------------------------------------------------------
Net income (loss)                        $ 252,723     ($ 4,246,402)      1,261,069    ($ 3,029,531)
                                     ================================================================

Earnings (loss) per share
  Basic                                    $0.03           ($0.44)          $0.13          ($0. 31)
                                     ================================================================
  Diluted                                  $0.03           ($0.44)          $0.13          ($0. 31)
                                     ================================================================

Weighted average shares outstanding:
  Basic                                  9,714,000        9,714,000       9,714,000       9,714,000
                                     ================================================================
  Diluted                                9,728,000        9,714,000       9,730,000       9,714,000
                                     ================================================================

Dividends per share                        $0.05            $0.05           $0.15           $0.15
                                     ================================================================


                 See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               NINE MONTHS ENDED
                                                                                   JULY 31,
                                                                             2002             2001
                                                                        --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                          $1,261,069      ($3,029,531)
Adjustments to reconcile net income to cash
  provided by operating activities:
    Depreciation and amortization                                           3,115,570        3,360,089
    Loss (gain) on sale of assets                                               8,523          (16,849)
    Gain on sale of division                                                        -         (407,515)
    Other                                                                      13,404           16,531
    Restructuring and other charges                                                 -        3,030,592
    Asset impairment charges                                                        -        3,060,706
    Bad debt expense                                                          404,087          421,451
    Changes in assets and liabilities:
      Accounts receivable                                                     492,260        3,768,155
      Inventories                                                             607,643          265,510
      Other current assets                                                    (35,931)         (32,194)
      Accounts payable                                                     (1,612,796)      (1,202,022)
      Accrued payroll                                                        (194,380)        (701,948)
      Taxes accrued and withheld                                              278,439          232,846
      Accrued income taxes                                                    337,791       (1,874,592)
      Accrued expenses                                                       (338,007)         211,716
         Other liabilities                                                    (16,097)         (16,625)
                                                                        --------------------------------
Net cash provided by operating activities                                   4,321,575        7,086,320

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                        (1,558,792)      (1,072,001)
Deposit on asset purchase                                                    (875,000)              --
Proceeds from sales of property                                               443,908          158,062
Proceeds from sale of division                                                      -          264,700
Business acquisitions, net of cash received                                         -       (1,169,722)
Decrease (increase) in other assets                                            26,333           (8,600)
Other assets                                                                  (62,103)          35,188
                                                                        --------------------------------
Net cash used in investing activities                                      (2,025,654)      (1,792,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on line of credit                                                  500,000        1,500,000
Payments on line of credit                                                   (500,000)      (1,500,000)
Proceeds from term debt and leases                                                  -        1,192,397
Principal payments on long-term debt                                       (2,787,581)      (3,441,017)
Dividends paid                                                             (1,457,088)      (1,457,088)
                                                                        --------------------------------
Net cash used in financing activities                                      (4,244,669)      (3,705,708)
                                                                        --------------------------------
Net (decrease) increase in cash                                            (1,948,748)       1,588,239
Cash and cash equivalents, beginning of period                              5,764,716        3,173,587
                                                                        --------------------------------
Cash and cash equivalents, end of period                                   $3,815,968       $4,761,826
                                                                        ================================

                 See notes to consolidated financial statements.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                  JULY 31, 2002

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

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options was 14,000 and 16,000 shares for the three and nine months ended July 31, 2002. Stock options outstanding for the three and nine months ended July 31, 2001 were anti-dilutive.

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

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

3. INVENTORIES (CONTINUED)

Inventories consisted of the following:

                                                                 JULY 31,        OCTOBER 31,
                                                                   2002             2001
                                                              ---------------- ----------------
        Printing:
          Raw materials                                         $  2,376,887     $  2,460,218
          Work in process                                          1,640,848        1,698,374
          Finished goods                                           3,790,653        3,923,549
        Office products and office furniture                       3,348,164        3,682,054
                                                              ---------------------------------
                                                                 $11,156,552      $11,764,195
                                                              =================================


4. ASSET HELD FOR SALE

The Company has a building in Charleston, West Virginia currently being held for sale. This building was used in the Company's printing segment and is classified as assets held for sale. The building is being held for sale as a result of certain initiatives implemented by the Company in 2001. This asset was sold in August 2002, at its approximate carrying value.


5. LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                 JULY 31,         OCTOBER 31,
                                                                   2002              2001
                                                              ----------------  ---------------
    Unsecured term note payable                                  $ 3,125,161       $ 4,464,449
    Installment notes payable to banks                             1,991,085         2,859,733
    Capital lease obligations                                        664,147         1,078,830
                                                              ---------------------------------
                                                                   5,780,393         8,403,012
    Less current portion                                           3,096,768         3,853,943
                                                              ---------------------------------
    Long-term debt, net of current portion                       $ 2,683,625       $ 4,549,069
                                                              =================================

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at interest rates at LIBOR plus 1% to 1.5% for a total rate of 3.28% at July 31, 2002. This line of credit was renewed for a three year period, expiring in April 2005 and contains certain restrictive financial covenants. The Company had no outstanding borrowings under this facility at July 31, 2002.


The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES expires in October 2002 and contains certain financial covenants. There were no borrowings outstanding under this facility at July 31, 2002.


The Company's non-cash activities for the nine months ended July 31, 2002 and 2001 included vehicle purchases of approximately $165,000 and $659,000 which were financed by a bank.

6. SHAREHOLDERS' EQUITY

The Company declared a dividend of five cents per share to be paid on September 23, 2002 to stockholders of record on September 6, 2002.


7. RELATED PARTY TRANSACTION

In the first quarter of 2002, the Company made a deposit to purchase a fractional ownership in an aircraft from an entity controlled by its Chief Executive Officer for approximately $1.2 million of which $875,000 had been paid as of July 31, 2002. The Company believes that the terms of its related party transactions are no less favorable to the Company than could be obtained with an independent third party. The company anticipates the transaction to be completed and the airplane be available for use under the terms of this agreement during the fourth quarter of 2002.


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

The Company has been advised that it has no insurance coverage for this award. The Company under Mississippi law has a guaranteed right to appeal. The Company has been advised by counsel that it has multiple grounds for an appeal and a reasonable basis for believing that an appeal would be successful in eliminating the jury award. However, there can be no assurance that the jury award will be overturned upon appeal. If the verdict is not overturned, the impact on the operating results of the Company could be material.

On March 1, 2002 the plaintiffs in the civil action filed a motion for attorney's fees and costs in the amount of $889,401. On July 16, 2002, the court entered an order granting plaintiff $645,119 in attorney fees and expenses, and ordered that interest on the amount of the jury award accrue from February 22, 2002.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

On July 17, 2002 the company filed a notice of appeal from the jury verdict. The appeal involves both the jury award and the attorney's fee and expense award. If the company is not successful on appeal, Mississippi law provides that it is liable for an additional 15% of the total award.

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

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

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

The cash and non-cash elements of the Company's restructuring charge, asset impairment charge, and other unusual charges approximated $1.5 million in cash and $4.6 million non-cash. The printing segment charges approximated $3.5 million and the office products and furniture segment charges approximated $2.6 million. Details of the approximated charges and the status of the related obligations are as follows as of July 31, 2002:

                                                   Utilized

                                                                                      Ended balance
                          Original accrual          Cash              Noncash         July 31, 2002
                          ----------------          ----              -------         -------------
Write-down of goodwill,
facilities and equipment     $ 3,060,000         $ 168,000          $ 2,892,000         $   --
Employee severance and
termination benefits           55,000              25,000                --               30,000
Inventory obsolescence
and valuation reserves         978,000               --               978,000               --
Restructuring and other
charges                       1,998,000           760,000             768,000            470,000
                          ----------------------------------------------------------------------------
Total                        $ 6,091,000         $ 953,000          $ 4,638,000         $ 500,000
                          ============================================================================


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

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

The table below presents information about reported segments for the three and nine months ending July 31:

                                                               OFFICE PRODUCTS
    2002 QUARTER 3                                PRINTING      & FURNITURE         TOTAL
    --------------                          ----------------------------------------------------
    Revenues                                  $ 25,311,734     $  8,715,975      $ 34,027,709
    Elimination of intersegment revenue         (2,179,126)      (1,000,952)       (3,180,078)
                                            ----------------------------------------------------
    Consolidated revenues                     $ 23,132,608     $  7,715,023      $ 30,847,631
                                            ====================================================
    Operating income                               164,102          333,540           497,642
    Depreciation & amortization                  1,008,713           32,761         1,041,474
    Capital expenditures                           378,357           76,155           454,512
    Identifiable assets                         47,541,234       11,779,125        59,320,359

                                                               OFFICE PRODUCTS
    2001 QUARTER 3                                PRINTING      & FURNITURE         TOTAL
    --------------                          ----------------------------------------------------
    Revenues                                  $ 25,554,645     $  7,475,187      $ 33,029,832
    Elimination of intersegment revenue         (2,124,551)        (668,741)       (2,793,292)
                                            ----------------------------------------------------
    Consolidated revenues                     $ 23,430,094     $  6,806,446      $ 30,236,540
                                            ====================================================
    Operating income (loss)                     (3,339,896)      (2,542,383)       (5,882,279)
    Depreciation & amortization                  1,061,964           68,483         1,130,447
    Capital expenditures                           559,440           22,854           582,294
    Identifiable assets                         53,508,288       10,955,338        64,463,626

                                                               OFFICE PRODUCTS
    2002 YEAR TO DATE                             PRINTING      & FURNITURE         TOTAL
    -----------------                       ----------------------------------------------------
    Revenues                                  $ 77,244,035     $ 23,227,228      $100,471,263
    Elimination of intersegment revenue         (6,611,998)      (2,552,064)       (9,164,062)
                                            ----------------------------------------------------
    Consolidated revenues                     $ 70,632,037     $ 20,675,164      $ 91,307,201
                                            ====================================================
    Operating income                             1,768,844          620,479         2,389,323
    Depreciation & amortization                  3,034,438           81,132         3,115,570
    Capital expenditures                         2,462,541          136,211         2,598,752
    Identifiable assets                         47,541,234       11,779,125        59,320,359

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

                                                               OFFICE PRODUCTS
    2001 YEAR TO DATE                             PRINTING      & FURNITURE         TOTAL
    -----------------                       ----------------------------------------------------
    Revenues                                  $ 79,345,532     $ 22,601,150      $101,946,682
    Elimination of intersegment revenue         (6,853,931)      (2,162,885)       (9,016,816)
                                            ----------------------------------------------------
    Consolidated revenues                     $ 72,491,601     $ 20,438,265      $ 92,929,866
                                            ====================================================
    Operating income (loss)                     (1,604,275)      (2,253,641)       (3,857,916)
    Depreciation & amortization                  3,159,647          200,442         3,360,089
    Capital expenditures                         1,652,136           78,567         1,730,703
    Identifiable assets                         53,508,288       10,955,338        64,463,626

A reconciliation of total segment revenues and of total segment operating income to income before income taxes, for the three and nine months ended July 31, 2002 and 2001, is as follows:


                                                     THREE MONTHS                     NINE MONTHS
                                                2002             2001             2002            2001
                                           -----------------------------------------------------------------
Revenues:
  Total segment revenues                    $ 34,027,709    $ 33,029,832      $100,471,263    $101,946,682
  Elimination of intersegment revenue        (3,180,078)      (2,793,292)       (9,164,062)     (9,016,816)
                                           -----------------------------------------------------------------
  Consolidated revenue                      $ 30,847,631    $ 30,236,540      $ 91,307,201    $ 92,929,866
                                           =================================================================

Operating Income (loss):
  Total segment operating income (loss)     $    497,642    $ (5,882,279)     $  2,389,323    $ (3,857,916)
  Interest income                                  1,927           8,208            11,712          54,692
Interest expense                                 (84,833)       (183,056)         (315,392)       (683,206)
  Other income                                    15,355          32,537            71,938         503,394
                                           -----------------------------------------------------------------
Consolidated income (loss) before
income taxes                                $    430,091    $ (6,024,590)     $  2,157,581    $ (3,983,036)
                                           =================================================================

Identifiable assets:
  Total segment identifiable assets         $ 59,320,359    $ 64,463,626      $ 59,320,359    $ 64,463,626
  Elimination of intersegment assets                  --              --                --              --
                                           -----------------------------------------------------------------
  Total consolidated assets                 $ 59,320,359    $ 64,463,626      $ 59,320,359    $ 64,463,626
                                           =================================================================

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information derived from the Consolidated Income Statements as a percentage of total revenues.

                                                         PERCENTAGE OF TOTAL REVENUES
                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    JULY 31,                      JULY 31,
                                              2002            2001           2002           2001
                                          ------------------------------------------------------------
Revenues:
  Printing                                     75.0%          77.5%          77.4%           78.0%
  Office products and office furniture         25.0           22.5           22.6            22.0
                                          ------------------------------------------------------------
        Total revenues                        100.0          100.0          100.0           100.0

Cost of sales:
  Printing                                     54.5           59.0           55.7            57.2
  Office products and office furniture         18.1           16.0           16.1            15.3
                                          ------------------------------------------------------------
        Total cost of sales                    72.6           75.0           71.8            72.5
                                          ------------------------------------------------------------
Gross profit                                   27.4           25.0           28.2            27.5
Selling, general and administrative
  expenses                                     25.8           27.6           25.6            26.1
Restructuring and other charges                                6.5                            2.2
Asset impairment charges                                      10.4                            3.4
                                          ------------------------------------------------------------
Income (loss) from operations                   1.6          (19.5)           2.6            (4.2)
  Interest income                               0.0            0.1            0.1             0.1
  Interest (expense)                           (0.3)          (0.6)          (0.4)           (0.7)
  Other income                                  0.1            0.1            0.1             0.5
                                          ------------------------------------------------------------
Income (loss) before taxes                      1.4          (19.9)           2.4            (4.3)
  Income tax expense                           (0.6)           5.9           (1.0)            1.0
                                          ------------------------------------------------------------
Net income (loss)                               0.8%         (14.0%)          1.4%           (3.3%)
                                          ============================================================


THREE MONTHS ENDED JULY 31, 2002 COMPARED TO THREE MONTHS ENDED JULY 31, 2001

Revenues

Total revenues increased 2.0% in the third quarter of 2002 compared to the same period in 2001 from $30.2 million to $30.8 million. Printing revenue decreased 1.3% in the third quarter of 2002 to $23.1 million from $23.4 million in the third quarter of 2001. Office products and office furniture revenue increased 13.4% in the third quarter of 2002 to $7.7 million from $6.8 million in the third quarter of 2001. The decrease in revenues for the printing segment was due primarily to a weakened economic outlook in many of the geographic regions served by the company. The increase in revenues for the office products and office furniture segment was primarily attributable to an increase in office furniture sales during the third quarter primarily in one of the company's geographic regions.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Cost of Sales

Total cost of sales decreased 1.1% in the third quarter of 2002 to $22.4 million from $22.7 million in the third quarter of 2001. Printing cost of sales decreased 5.8% in the third quarter of 2002 to $16.8 million from $17.8 million in the third quarter of 2001. Office products and office furniture cost of sales increased 16.1% in the third quarter of 2002 to $5.6 million from $4.8 million in the third quarter of 2001. The increase in office products and office furniture cost of sales is directly attributable to the increased sales discussed above. The decrease in the printing cost of sales is attributable to inventory obsolescence and valuation reserves recorded by the company in 2001 resulting from the company's adoption of a corporate-wide restructuring and profitability enhancement plan.

Operating Expenses

In the third quarter of 2002, selling, general and administrative expenses decreased as a percentage of sales from 27.6% for the three months ended July 31, 2001 to 25.8% for the three months ended July 31, 2002. Total selling, general and administrative expenses decreased $399,000 to $7.9 million in the third quarter of 2002 from $8.3 million in the third quarter of 2001. The decrease in selling, general and administrative expenses is a result of the Company's adoption of a restructuring and profitability enhancement plan in the third quarter of 2001. In addition, the Company adopted SFAS No. 142, which resulted in an increase in net income of approximately $12,500, net of tax, per quarter in 2002.

Income (loss) from Operations and Other Income and Expenses

Income from operations increased 6.4 million in the third quarter of 2002 to $500,000 from a loss of ($5.9) million in the third quarter of 2001. This increase is primarily the result of charges related to asset impairment and restructuring charges recorded in the third quarter of 2001. Other income increased $75,000 due primarily to lower interest expense.

Income Taxes

The Company's effective income tax rate was 41.2% for the third quarter of 2002, up from a tax benefit of 29.5% in the third quarter of 2001. The effective income tax rate in 2002 approximates the combined federal and state, net of federal benefit, statutory income tax rate and is partially impacted by the geographic profitability mix of the Company's operations. The company recorded a tax benefit in the third quarter of 2001 as a result of restructuring and asset impairment charges. The rate in 2001 is reflective of certain tax attributes of non-deductible goodwill resulting from asset impairment charges.

Net Income (loss)

Net income for the third quarter of 2002 was $253,000 compared to a net loss of ($4,246,000) in the third quarter of 2001. Basic and diluted earnings (loss) per share for the three months ended July 31, 2002 and 2001 were $0.03 and ($0.44), respectively.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED JULY 31, 2002 COMPARED TO NINE MONTHS ENDED JULY 31, 2001

Revenues

Total revenues decreased 1.7% in the first nine months of 2002 compared to the same period in 2001 to $91.3 million from $92.9 million. Printing revenue decreased 2.6% in the nine month period ended July 31, 2002 to $70.6 million from $72.5 million in the same period in 2001. Office products and office furniture revenue increased 1.2% in the nine month period ended July 31, 2002 to $20.7 million from $20.4 million in the same period in 2001. The revenues in the printing segment decreased primarily due to an overall sluggish market in most of the geographic regions served by the Company. The office products and office furniture segment recorded a modest increase in revenues primarily due to an increase in furniture sales during the third quarter of 2002.

Cost of Sales

Total cost of sales decreased 2.8% in the nine months ended July 31, 2002 to $65.5 million from $67.4 million in the nine months ended July 31, 2001. Printing cost of sales decreased 4.4% in the nine months ended July 31, 2002 to $50.8 million from $53.2 million in the nine months ended July 31, 2001, due primarily to the decrease in printing sales noted above and the recording of inventory obsolescence and valuation reserves in the third quarter of 2001. Office products and office furniture cost of sales increased 3.3% in the nine months ended July 31, 2002 to $14.7 million from $14.2 million in the nine months ended July 31, 2001. The increase in office products and office furniture cost of sales is attributable to an increase in office products and office furniture sales coupled with lower gross margin percentages.

Operating Expenses

During the nine months ended July 31, 2002 compared to the same period in 2001, selling, general, and administrative expenses decreased as a percentage of sales to 25.6% from 26.1%. Total selling, general and administrative expenses decreased $878,000 to $23.4 million in 2002 from $24.3 million in 2001. The decrease in selling, general and administrative expenses is a result of the Company's adoption of a restructuring and profitability enhancement plan in the third quarter of 2001. In addition, the Company adopted SFAS No. 142, which resulted in an increase in net income of approximately $12,500, net of tax, per quarter in 2002.

Income (loss) from Operations and Other Income and Expenses

Income from operations increased $6.2 million in the nine month period ended July 31, 2002 to $2.4 million from a loss of ($3.9) million in the same period of 2001. This increase is primarily the result of charges related to asset impairment and restructuring charges in the third quarter of 2001. Other income decreased approximately $100,000 primarily due to a gain resulting from the strategic alliance with Xpedx in 2001, partially offset by a reduction in interest expense.

Income Taxes

The Company's effective income tax rate was 41.6% for the nine months ended July 31, 2002, down from a benefit of 23.9% in the same period of 2001. The effective income tax rate in 2002 approximates

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

the combined federal and state, net of federal benefit, statutory income tax rate and is partially impacted by the geographic profitability mix of our operations. The company recorded a tax benefit in the third quarter of 2001 as a result of restructuring and asset impairment charges. The rate is reflective of certain tax attributes of non-deductible goodwill resulting from asset impairment charges.



Net Income (loss)

Net income for the first nine months of 2002 increased $4.3 million to $1,261,069 from a net loss of ($3,029,531) in the same period of 2001 due to the reasons discussed above. Basic and diluted earnings (loss) per share for the nine months ended July 31, 2002 and 2001, were $0.13 and ($0.31).

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

SEASONALITY

Historically, the Company has experienced a greater portion of its annual sales and net income in the second and fourth quarters than in the first and third quarters. The third quarter generally reflects increased orders for printing of corporate annual reports and proxy statements. A post-Labor Day increase in demand for printing services and office products coincides with the Company's fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the nine months ended July 31, 2002, was $4.3 million compared to $7.1 million during the same period in 2001. This change in net cash from operations is due primarily to timing changes in assets and liabilities, and the impact of the Company's, restructuring and profitability enhancement plan in the nine months ended July 31, 2001.

Net cash used in investing activities for the nine months ended July 31, 2002 was $2.0 million compared to $1.8 million during the same period in 2001. The net cash used in investing activities during 2002 primarily related to equipment purchases including a deposit to purchase a fractional ownership of an aircraft from an entity controlled by its Chief Executive Officer of which $875,000 had been paid as of July 31, 2002 and the purchase of a building, previously leased by the company, for approximately $600,000. The equipment and building purchases were partially offset by the sale of a building held for sale near Huntington, WV for approximately $360,000, net of selling expenses. In 2001, the net cash used in investing activities primarily related to equipment purchases and cash used for the purchase of certain assets of Cordage partially offset with proceeds from a strategic alliance with Xpedx.

Net cash used in financing activities for the nine months ended July 31, 2002 was $4.2 million compared to net cash used in financing activities of $3.7 million during the same period in 2001. This change is primarily due to a decrease in debt borrowings in 2002.

                   CHAMPION INDUSTRIES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Working capital on July 31, 2002 was $24.9 million, a decrease of $1.1 million from October 31, 2001. Management believes that working capital and operating ratios remain at acceptable levels.

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

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits:

        99.1 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Marshall T. Reynolds

        99.2 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Todd R. Fry



    b) The following reports on Form 8-K were filed during the quarter for which this report is filed:

        Form 8-K dated July 16, 2002, filed July 17, 2002 regarding Champion's announcement of an appeal of a jury verdict and fee award in a civil action against the Company.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CHAMPION INDUSTRIES, INC.




Date:  September 13, 2002            /s/ Marshall T. Reynolds
                                     -------------------------------------------
                                     Marshall T. Reynolds
                                     Chief Executive Officer


Date:  September 13, 2002            /s/ Kirby J. Taylor
                                     -------------------------------------------
                                     Kirby J. Taylor
                                     President and Chief Operating Officer


Date:  September 13, 2002            /s/ Todd R. Fry
                                     -------------------------------------------
                                     Todd R. Fry
                                     Vice President and Chief Financial Officer

                                 CERTIFICATIONS


        I, Marshall T. Reynolds, Chairman of the Board of Directors and Chief Executive Officer of Champion Industries, Inc., certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Champion Industries, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




Date:  September 13, 2002            /s/ Marshall T. Reynolds
                                     -------------------------------------------
                                     Marshall T. Reynolds
                                     Chairman of the Board of Directors
                                     Chief Executive Officer

                                 CERTIFICATIONS


        I, Kirby J. Taylor, President and Chief Operating Officer of Champion Industries, Inc., certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Champion Industries, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date:  September 13, 2002            /s/ Kirby J. Taylor
                                     -------------------------------------------
                                     Kirby J. Taylor
                                     President and Chief Operating Officer

                                 CERTIFICATIONS


        I, Todd R. Fry, Vice President and Chief Financial Officer of Champion Industries, Inc., certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Champion Industries, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date:  September 13, 2002            /s/ Todd R. Fry
                                     -------------------------------------------
                                     Todd R. Fry
                                     Vice President and Chief Financial Officer