Form 10-K
period 2002-10-31
CHAMPION INDUSTRIES INC
filed 2003-01-24
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-21084

CHAMPION INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

West Virginia	55-0717455

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2450 First Avenue
P.O. Box 2968
Huntington, West Virginia	25728

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (304) 528-2700

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
Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates as of January 10, 2003, was $14,703,893 of Common Stock, $1.00 par value. The outstanding common stock of the Registrant at the close of business on January 10, 2003 consisted of 9,713,913 shares of Common Stock, $1.00 par value.

Total number of pages including cover page – 108

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registration statement on Form S-2/A No. 333-47585, filed on March 16, 1998, are incorporated by reference into Part IV, Item 14. Portions of the Registrant’s definitive proxy statement dated February 14, 2003 with respect to its Annual Meeting of Shareholders to be held on March 17, 2003 are incorporated by reference into Part III, Items 10-13. Exhibit Index located on pages 30-37.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Annual Report or in documents incorporated herein by reference, including without limitation statements including the word “believes,” “anticipates,” “intends,” “expects” or words of similar import, constitute “forward-looking statements” within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions, changes in business strategy or development plans, and other factors referenced in this Annual Report, including without limitations under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.” Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

ITEM 1 — BUSINESS

HISTORY

     Champion Industries, Inc. (“Champion” or the “Company”) is a major commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets east of the Mississippi River. The Company’s sales offices and production facilities are located in Huntington, Charleston, Parkersburg, Clarksburg, and Morgantown, West Virginia; Lexington and Owensboro, Kentucky; Baton Rouge, New Orleans and Gonzales, Louisiana; Cincinnati, Ohio; Jackson, Mississippi; Baltimore, Maryland; Kingsport and Knoxville, Tennessee; Evansville, Indiana; Bridgeville and Altoona, Pennsylvania; and Asheville, North Carolina. The Company’s sales force of approximately 130 salespeople sells printing services, business forms management services, office products and office furniture.

     The Company was chartered as a West Virginia corporation on July 1, 1992. Prior to the public offering of the Company’s Common Stock on January 28, 1993 (the “Offering”), the Company’s business was operated by The Harrah and Reynolds Corporation (“Harrah and Reynolds”), doing business as Chapman Printing Company, together with its wholly-owned subsidiaries, The Chapman Printing Company, Inc. and Stationers, Inc. Incident to the Offering, Harrah and Reynolds and the Company entered into an Exchange Agreement, pursuant to which, upon the closing date of the Offering: (i) Harrah and Reynolds contributed to the Company substantially all of the operating assets of its printing division, including all inventory and equipment (but excluding any real estate and vehicles) and all issued and outstanding capital stock of its subsidiaries, The Chapman Printing Company, Inc. and Stationers, Inc.; (ii) the Company assumed certain of the liabilities relating to the operations of the printing divisions of Harrah and Reynolds and its subsidiaries, The Chapman Printing Company, Inc. and Stationers, Inc., excluding debts associated with real estate, certain accounts payable to affiliates and certain other liabilities; and (iii) Harrah and Reynolds was issued 2,000,000 shares of Common Stock of the Company.

     The Company and its predecessors have been headquartered in Huntington since 1922. Full scale printing facilities, including web presses for manufacturing business forms, and sales and customer service operations are located in Huntington. The Company’s Charleston division was established in 1974 through the acquisition of the printing operations of Rose City Press. Sales and customer service operations, as well as the pre-press departments, are located in Charleston. The Parkersburg division opened in 1977 and was expanded by the acquisitions of Park Press and McGlothlin Printing Company. In addition to sales and customer service operations, this division houses a large full-color printing facility and a state-of-the-art studio, with scanners, electronic color retouching equipment and 4-, 5- and 6-color presses.

     The Lexington division commenced operations in 1983 upon the acquisition of the Transylvania Company. This location includes a pre-press department, computerized composition facilities, as well as sales and customer service operations.

     The Company acquired Stationers, Inc. (“Stationers”), an office product, office furniture and retail bookstore operation located in Huntington, in 1987 and consolidated its own office products and office furniture operations with Stationers. On August 30, 1991, Stationers, Inc. sold the assets, primarily inventory and fixtures, of its retail bookstore operation. In July 1993, Stationers expanded through acquisition and began operations in Marietta, Ohio, under the name “Garrison Brewer.” The Company’s Garrison Brewer operation was relocated across the Ohio river to the nearby Chapman Printing Parkersburg location in 2002.

     The Bourque Printing division (“Bourque”) commenced operations in June, 1993, upon the acquisition of Bourque Printing, Inc. in Baton Rouge, Louisiana. This location includes a pre-press department, computerized composition facilities, a pressroom with up to 4-color presses and a bindery department, as well as sales and customer service operations. Bourque was expanded through the acquisition of Strother Forms/Printing in Baton Rouge in 1993, through the acquisition of the assets of E. S. Upton Printing Company, Inc. in New Orleans in 1996 and through the acquisition of Transdata Systems, Inc. in Baton Rouge and New Orleans in 2001.

     The Dallas Printing division (“Dallas” or “Champion Jackson”) commenced operations in September, 1993, upon the acquisition of Dallas Printing Company, Inc. in Jackson, Mississippi. This location includes a pre-press department, computerized composition facilities, as well as sales and customer service operations.

     On November 2, 1993, a wholly-owned subsidiary of the Company chartered to effect such acquisition purchased selected assets of Tri-Star Printing, Inc., a Delaware corporation doing business as “Carolina Cut Sheets” in the manufacture and sale of business forms in Timmonsville, South Carolina. The Company’s subsidiary has changed its name to “Carolina Cut Sheets, Inc.” Carolina Cut Sheets manufactures single-part business forms for sale to dealers and through the Company’s other divisions.

     On February 25, 1994, Bourque acquired certain assets of Spectrum Press Inc. (“Spectrum”), a commercial printer located in Baton Rouge, Louisiana.

     On June 1, 1994, the Company acquired certain assets of Premier Data Graphics, a distributor of business forms and data supplies located in Clarksburg, West Virginia.

     On August 30, 1994, Dallas acquired certain assets of Premier Printing Company, Inc. (“Premier Printing”) of Jackson, Mississippi.

     On June 1, 1995, in exchange for issuance of 52,383 shares of its common stock, the Company acquired U.S. Tag & Ticket Company, Inc. (“U.S. Tag”), a Baltimore, Maryland based manufacturer of tags used in the manufacturing, shipping, postal, airline and cruise industries.

     On November 13, 1995, in exchange for $950,000 cash and the issuance of 66,768 shares of its common stock, the Company acquired Donihe Graphics, Inc. (“Donihe”), a high-volume color printer based in Kingsport, Tennessee.

     On February 2, 1996, Bourque purchased various assets and assumed certain liabilities of E.S. Upton Printing Company, Inc. (“Upton”) for approximately $750,000 in cash.

     On July 1, 1996, the Company acquired Smith & Butterfield Co., Inc. (“Smith & Butterfield”), an office products company located in Evansville, Indiana and Owensboro, Kentucky. Smith & Butterfield is operated as a division of Stationers, Inc. The Company issued 66,666 shares of common stock valued at $1,200,000 in exchange for all of the issued and outstanding shares of common stock of Smith & Butterfield.

     On August 21, 1996, the Company purchased the assets of The Merten Company (“Merten”), a commercial printer headquartered in Cincinnati, Ohio, for cash and assumption of liabilities aggregating $2,535,295.

     On December 31, 1996, the Company acquired all outstanding capital stock of Interform Corporation (“Interform”), a business form manufacturer in Bridgeville, Pennsylvania, for $2,500,000 in cash which was financed by a bank.

     On May 21, 1997, the Company acquired all outstanding common shares of Blue Ridge Printing Co., Inc. of Asheville, North Carolina and Knoxville, Tennessee (“Blue Ridge”) in exchange for 277,775 shares of the Company’s common stock. The transaction has been accounted for as a pooling of interests.

     On February 2, 1998, the Company acquired all outstanding common shares of Rose City Press (“Rose City”) of Charleston, West Virginia, in exchange for 75,722 shares of the Company’s common stock valued at $1,250,000.

     On May 18, 1998, the Company acquired all outstanding common shares of Capitol Business Equipment, Inc. (“Capitol”), doing business as Capitol Business Interiors, of Charleston, West Virginia, in exchange for 72,202 shares of the Company’s common stock valued at $1,000,000.

     On May 29, 1998, the Company acquired all outstanding common shares of Thompson’s of Morgantown, Inc. and Thompson’s of Barbour County, Inc. (collectively, “Thompson’s” or “Champion Morgantown”) of Morgantown, West Virginia, in exchange for 45,473 shares of the Company’s common stock valued at $600,000.

     Rose City, Capitol and Thompson’s are operated as divisions of Stationers.

     On June 1, 1999, the Company acquired all of the issued and outstanding common stock of Independent Printing Service, Inc. (“IPS”) of Evansville, Indiana. IPS is operated as a division of Smith & Butterfield. This transaction was accounted for under the purchase method.

     On July 16, 1999, the Company’s Blue Ridge subsidiary acquired certain assets and assumed certain liabilities of AIM Printing (“AIM”) of Knoxville, Tennessee. This transaction was accounted for under the purchase method.

     On November 30, 1999, the Company acquired all of the issued and outstanding common stock of Diez Business Machines (“Diez”) of Gonzales, Louisiana. This transaction was accounted for as a purchase. Diez is operated as a subsidiary of Stationers.

     On November 6, 2000, the Company acquired certain assets of the Huntington, West Virginia paper distribution division of the Cincinnati Cordage Paper Company (“Cordage”). This transaction was accounted for under the purchase method. On April 30, 2001, the Company entered into a strategic alliance with Xpedx resulting in the assumption by Xpedx of the Cordage customer list and the sale of certain inventory items.

     On October 10, 2001, the Company acquired Transdata Systems, Inc. (“Transdata”) of Baton Rouge and New Orleans, Louisiana. This transaction was accounted for under the purchase method of accounting.

BUSINESS

     Champion is engaged in the commercial printing and office products and furniture supply business in regional markets east of the Mississippi River. The Company’s sales force sells a full range of printing services, business forms, office products and office furniture. Management views these sales activities as complementary since frequent customer sales calls required for one of its products or services provide opportunities to cross-sell other products and services. The Company believes it benefits from significant customer loyalty and customer referrals because it provides personal service, quality products, convenience and selection with one-stop shopping.

     The Company’s printing services range from the simplest to the most complex jobs, including business cards, books, tags, brochures, posters, 4- to 6-color process printing and multi-part, continuous and snap-out business forms. The Company’s state-of-the-art equipment enables it to provide computerized composition, art design, paste-up, stripping, film assembly and color scanner separations. The Company also offers complete bindery and letterpress services. The printing operations contributed $95.2 million, $98.1 million and $96.7 million or 77.5%, 78.4% and 76.5% of the Company’s total revenues for the fiscal years ended October 31, 2002, 2001 and 2000.

     The Company provides a full range of office products and office furniture primarily in the budget and middle price ranges, and also offers office design services. The Company publishes a catalog of high volume, frequently ordered items purchased directly from manufacturers. These catalog sales account for the bulk of sales volume and afford sales personnel flexibility in product selection and pricing. Medium to large volume customers are offered levels of pricing discounts. In addition, the Company offers a broad line of general office products through major wholesalers’ national catalogs. The Company has implemented an Internet e-commerce site, which allows customers to order office products, furniture and forms online. The e-commerce site includes the office products and office furniture catalog, which is customized specifically for each customer requesting Internet e-commerce access. In addition the Company offers customized on-line forms management solutions through www.cgc1.com. The Company believes that their e-commerce sites will allow customers to access data concerning their company’s purchase habits so as to better control expenditures for office products and business forms and eliminate large in-house inventories. The Company is a member of a major office products purchasing organization. Members benefit from volume discounts, which permit them to offer competitive prices and improve margins. The Company’s office furniture business focuses on the budget to middle price range lines, although upscale lines are offered as well. Office products, office furniture and office design operations contributed $27.7 million, $27.0 million and $29.7 million, or 22.5%, 21.6% and 23.5% of the Company’s total revenues for the fiscal years ended October 31, 2002, 2001 and 2000.

ORGANIZATION

     Champion’s two lines of business are comprised of twenty-three operating divisions. The Huntington headquarters provides centralized financial management and administrative services to each of its two business segments.

Commercial Printing

     Eleven commercial printing divisions are located in Huntington, Charleston and Parkersburg, West Virginia; Lexington, Kentucky; Baton Rouge and New Orleans, Louisiana; Jackson, Mississippi; Cincinnati, Ohio; Kingsport and Knoxville, Tennessee; and Asheville, North Carolina. Each has a sales force, a customer service operation and a pre-press department that serve the customers in their respective geographic areas. Although each customer’s interface is solely with its local division’s personnel, its printing job may be produced in another division using the equipment most suited to the quality and volume requirements of the job. In this way, for example, Champion can effectively compete for high quality process color jobs in Lexington by selling in Lexington, printing in Cincinnati and binding in Huntington. The full range of printing resources is available to customers in the entire market area without Champion having to duplicate equipment in each area.

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

     Carolina Cut Sheets, Inc., located in Huntington, West Virginia, manufactures single sheet business forms which are sold to other commercial printers and dealers and through the Company’s other divisions.

     The Huntington, West Virginia division of Chapman Printing Company manufactures single sheet and multi-part, snap-out and continuous business forms for sale through many of the Company’s commercial printing divisions.

     U.S. Tag, located in Baltimore, Maryland, manufactures and sells tags used in the manufacturing, shipping, postal, airline and cruise industries throughout the United States through dealers and the Company’s other divisions.

     Transdata, located in Baton Rouge and New Orleans, Louisiana, operates as a subsidiary of Bourque Printing performing sales and customer service functions.

Office Products, Office Furniture and Office Design

     Stationers, located in Huntington, Clarksburg (doing business as “Champion Clarksburg”), Morgantown (through its Champion Morgantown division) and Parkersburg, West Virginia (doing business as “Garrison Brewer”), provides office products and office furniture primarily to customers in the Company’s West Virginia, Ohio and Kentucky market areas. Products are sold by printing division salespeople and delivered in bulk daily to each division, or shipped directly to customers.

     Smith & Butterfield, located in Evansville, Indiana and Owensboro, Kentucky, provides office products and office furniture primarily to customers in the Company’s Indiana and Kentucky market areas. Products are sold by Smith & Butterfield sales personnel and delivered to customers daily.

     Diez, located in Gonzales, Louisiana, provides office products and office furniture primarily to customers in the Company’s Louisiana market area.

     Stationers, through its Capitol division, offers office design services throughout West Virginia and eastern Kentucky.

     Champion Jackson located in Jackson, Mississippi functions as both a printing sales headquarters with full digital prepress and an office products sales center.

PRODUCTS AND SERVICES

Printing Services

     Champion’s primary business is commercial printing and business forms manufacturing. The Company, unlike most of its regional competitors, offers the full range of printing production processes, enabling the Company to provide customers a one-stop, one-vendor source without the time and service constraints of subcontracting one or more aspects of production. Major production areas include: (i) printing of business cards, letterhead, envelopes, and one, two, or three color brochures; (ii) process color manufacturing of brochures, posters, advertising sheets and catalogues; (iii) die cutting and foil stamping; (iv) bindery services, including trimming, collating, folding and stitching the final product; (v) forms printing, encompassing roll-to-roll computer forms, checks, invoices, purchase orders and similar forms in single-part, multi-part, continuous and snap-out formats; (vi) tag manufacturing; and (vii) high volume process color webprinting of brochures and catalogs.

The capabilities of the Company’s various printing divisions are stated below.

High
	Sales &				Volume
	Customer		Sheet	Full	Full
Division	Service	Pre-Press	Printing	Color	Color

Huntington	*	*	*

Charleston	*	*

Parkersburg	*	*	*	*

Lexington	*	*

Bourque Printing, Inc.	*	*	*	*

Dallas Printing Company, Inc.
(Champion Jackson)	*	*

Carolina Cut Sheets, Inc.	*

U.S. Tag & Ticket Company, Inc.	*	*	*

Donihe Graphics, Inc.	*	*	*	*	*

Upton Printing	*	*	*	*

The Merten Company	*	*	*	*

Interform Corporation	*	*		*

Consolidated Graphic Communications	*

Blue Ridge Printing Co., Inc.	*	*	*	*

Transdata	*

* – Services Provided

Office Products, Office Furniture and Office Design

     Champion provides its customers with a wide range of product offerings in two major categories: supplies, such as file folders, paper products, pens and pencils, computer paper and laser cartridges; and furniture, including budget and middle price range desks, chairs, file cabinets and computer furniture. Office supplies are sold primarily by Company salespeople through the Company’s own catalogs. Office furniture is primarily sold from catalogs and supplied from in-house stock. Special orders constitute a small portion of sales. The Capitol division of Stationers provides interior design services to commercial customers. The design services include space planning, purchasing and installation of office furniture, and management of design projects.

MANUFACTURING AND DISTRIBUTION

     The Company’s pre-press facilities have desktop publishing, typesetting, laser imagesetting and scanning/retouching equipment, and complete layout, design, stripping and plate processing operations. Sheet printing equipment (for printing onto pre-cut, individual sheets) includes single color duplicators, single to six color presses and envelope presses. Rotary equipment (for printing onto continuous rolls of paper) includes multi-color business form web presses, carbon and multi-part collators, and a high-speed 5-color half-web press.

     Binding equipment consists of hot-foil, embossing and die cutting equipment, perforators, folders, folder-gluers, scoring machines, collator/stitcher/ trimmers for saddle stitching, automatic and manual perfect binders, numbering machines and mailing equipment.

     Each of the Company’s offices is linked with overnight distribution of products and on-line electronic telecommunications permitting timely transfer of various production work from facility to facility as required. While the Company maintains a fleet of delivery vehicles for intracompany and customer deliveries, it utilizes the most cost effective and expeditious means of delivery, including common carriers.

     Requirements for the Company’s press runs are determined shortly before the runs are made and, therefore, backlog is not a meaningful measure in connection with the Company’s printing business.

     The Company’s inventory goal is to have approximately 85% of the office product items the Company sells in stock. Another 12% are ordered on a daily basis and received overnight. The remaining 3% are items that come direct from manufacturers and may take one week or more from placement of order to delivery to customer. Office furniture sales are made primarily from the Company’s in-house stock. However, special orders from manufacturers may require up to 90 days for delivery.

CUSTOMERS

     The Company believes that its reputation for quality, service, convenience and selection allows it to enjoy significant loyalty from its customers. Champion’s marketing strategy is to focus on manufacturers, institutions, financial services companies and professional firms. Consistent with customary practice in the commercial printing and office products industries, the Company ordinarily does not have long-term contracts with its customers, although a number of high volume customers issue yearly purchase orders. These purchase orders, which are typically for office products but may include printing services, are for firm prices adjustable for paper price changes. Depending upon customer satisfaction with price and service, these purchase orders may be renewed for another year or up to three years without repeating the full bidding process.

     During the fiscal years ended October 31, 2002, 2001 and 2000, no single customer accounted for more than 3% of the Company’s total revenues. Due to the project-oriented nature of customers’ printing requirements, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects.

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

COMPETITION

     The markets for the Company’s printing services and office products are highly competitive, with success based primarily on price, quality, production capability, capacity for prompt delivery and personal service.

     Champion’s printing competitors are numerous and range in size from very large national companies with substantially greater resources than the Company to many smaller local companies. In recent years, despite consolidation within the printing industry, there has been a substantial increase in technological advances in new equipment, resulting in excess capacity and highly competitive pricing. The Company has remained competitive by maintaining its printing equipment at state-of-the-art levels and emphasizing personal attention to customers.

     Large national and regional mail order discount operations provide significant competition in the office products and office furniture business. The economics afforded by membership in a national purchasing association and by purchasing directly from manufacturers, and the high level of personal services to customers, contribute substantially to the Company’s ability to compete in the office supply and office furniture market segments.

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

GEOGRAPHIC CONCENTRATION AND ECONOMIC CONDITIONS

     The Company’s operations and the majority of its customers are located east of the Mississippi River. The Company and its profitability may be more susceptible to the effects of unfavorable or adverse local or regional economic factors and conditions than a company with a more geographically diverse customer base.

SEASONALITY

     Historically, the Company has experienced a greater portion of its profitability in the second and fourth quarters than in the first and third quarters. The second quarter generally reflects increased orders for printing of corporate annual reports and proxy statements. A post-Labor Day increase in demand for printing services and office products coincides with the Company’s fourth quarter.

EMPLOYEES

     On October 31, 2002, the Company had approximately 800 employees.

     The Company’s subsidiary, Interform Corporation, is party to a collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC on behalf of its Local Union 8263 covering all production and maintenance employees (totaling 81 employees at October 31, 2002) at its Bridgeville, Pennsylvania facility. This contract expires May 31, 2006. The Company believes relations with the union and covered employees are good.

EXECUTIVE OFFICERS OF CHAMPION

		Position and offices with Champion;
Name	Age	Principal occupation or employment last five years

Marshall T. Reynolds	66	Chief Executive Officer and Chairman of the Board of Directors of the Company from December 1992 to present; President of the Company December 1992 to September 2000; President and general manager of Harrah and Reynolds, predecessor of the Company from 1964 (and sole shareholder from 1972 to present) to 1993; Chairman of the Board of Directors of Broughton Foods Company from November 1996 to June 1999; Director (from 1983 to November 1993) and Chairman of the Board of Directors (from 1983 to November 1993) of Banc One West Virginia Corp. (formerly Key Centurion Bancshares, Inc.).

Kirby J. Taylor	57	President and Chief Operating Officer of the Company since September 2000; President and Chief Executive Officer of Action Business Consulting from November 1997 to September 2000 (management consulting firm); President and Chief Executive Officer of Nexquest, Inc. from

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

Ronald W. Taylor	45	Vice President of the Company since December 1992; Division Manager Lexington division December 1992 to June 2001; Division Manager - Lexington of Harrah and Reynolds from January 1992 to December 1992; Sales Representative, Lexington Division of Harrah and Reynolds from 1986 to January 1992.

J. Mac Aldridge	61	Vice President and Division Manager - Stationers since December 1992; Vice President of Company and Division Manager – Huntington from September 1995 to October 1997; President and General Manager of Stationers since November 1989; Sales Representative of Huntington Division of Harrah and Reynolds from July 1983 to October 1989.

Gary A. Blackshire	50	Vice President of the Company since December 1992; Division Manager — Merten September 1998 to April 2001; Division Manager - Charleston December 1992 to April 2001; Division Manager — Charleston of Harrah and Reynolds from April 1992 to December 1992; Sales Representative of Charleston Division of Harrah and Reynolds from 1975 until April 1992.

R. Douglas McElwain	55	Vice President and Division Manager — Bourque Printing division of the Company since December 1993; General Manager of Bourque Printing from June 1993 to December 1993; Sales Representative

		of Charleston Division of Harrah and Reynolds and Company from 1986 until June 1993.
Toney K. Adkins	53	Vice President-Administration of the Company since November 1995; President, KYOWVA Corrugated Container Company, Inc. from 1991 to 1996.
Todd R. Fry	37	Chief Financial Officer of the Company since November 1999; Treasurer and Chief Financial Officer of Broughton Foods Company from September 1997 to June 1999; Coopers & Lybrand L.L.P. from 1991 to September 1997.

Walter R. Sansom	73	Secretary of the Company since December 1992; Production Coordinator of the Company since December 1992 and of Harrah and Reynolds from August 1968 to December 1992.
Theodore J. Nowlen	48	Vice President of the Company since March 1999; President of Interform since May 1998; Vice President of Marketing and Technology of Interform from January 1996 to May 1998; Vice President of Technology of Interform from September 1991 to January 1996; Manager of Information Systems of Interform from April 1983 to September 1991.

James A. Rhodes	46	Vice President of the Company since March 1999; President of Consolidated Graphic Communications Division of Interform since February 1999; Vice President of Sales of Consolidated Graphic Communications from 1996 to 1999; General Sales Manager – East of Consolidated Graphic Communications from 1995 to 1996.

ITEM 2 — PROPERTIES

     The Company conducts its operations from twenty-six (26) different physical locations, eighteen (18) of which are leased, and eight (8) of which are owned in fee simple by Company subsidiaries. The Company does not anticipate any issues in regards to the renewal of certain leases when the terms expire. The properties leased, and certain of the lease terms are set forth below:

	Division Occupying	Square	Annual	Expiration
Property	Property	Feet	Rental	Of Term

2450 1st Avenue Huntington, West Virginia (1)	Chapman Printing- Huntington	85,000	$116,400	2008
1945 5th Avenue Huntington, West Virginia (1)	Stationers	37,025	60,000	2007
615-619 4th Avenue Huntington, West Virginia (1)	Stationers	59,641	21,600	2003
405 Ann Street Parkersburg, West Virginia (1)	Chapman Printing – Parkersburg	36,614	57,600	2003
1563 Hansford Street Charleston, West Virginia (2)	Chapman Printing – Charleston	21,360	33,280	2003
890 Russell Cave Road Lexington, Kentucky (1)	Chapman Printing - Lexington	20,135	57,600	2007
214 Stone Road Belpre, Ohio (1)	Stationers - Garrison Brewer	15,146	42,000	2004
2800 Lynch Road Evansville, Indiana (1)	Smith & Butterfield	42,375	116,640	2004
113-117 East Third St. Owensboro, Kentucky (1)	Smith & Butterfield	8,500	14,400	2007
1901 Mayview Road Bridgeville, Pennsylvania (1)	Interform Corporation	120,000	316,000	2003
736 Carondelet Street New Orleans, Louisiana	Upton Printing	15,000	62,700	2003
5600 Jefferson Highway Harahan, Louisiana	Upton Printing	11,250	47,250	2003
1515 Central Parkway Cincinnati, Ohio (1)	The Merten Company	40,000	102,060	2006
2217 Robb Street Baltimore, Maryland (1)	U.S. Tag	26,000	52,000	2005
7868 Anselmo Lane Baton Rouge, Louisiana	Transdata	13,300	42,000	Monthly

Kirk and Chestnut Streets Morgantown, West Virginia	Stationers- Thompson’s	9,000	19,356	2003
Route 2, Kyle Industrial Park Huntington, West Virginia	Champion Headquarters	9,000	78,000	2003
1733 North Airline Highway Gonzales, Louisiana	Stationers-Diez	5,800	12,000	Monthly

(1)       Lease is “triple net”, whereby the Company pays for all utilities, insurance, taxes, repairs and maintenance and all other costs associated with properties.

(2)       The Company purchased one-third interest in this property in January of 2002. The lease is “triple net”, whereby the Company pays for all utilities, insurance, taxes, repairs and maintenance and all other costs associated with properties.

     The Dallas Printing subsidiary owns, and operates from, a single-story masonry structure of approximately 19,600 square feet at 321-323 East Hamilton Street, Jackson, Mississippi.

     The Bourque Printing subsidiary owns, and operates from, a single-story building of approximately 18,501 square feet at 13112 South Choctaw Drive, Baton Rouge, Louisiana. The Company also owns a warehouse of approximately 5,000 square feet at 13214 South Choctaw Drive, Baton Rouge, Louisiana.

     Stationers’ Clarksburg operation is conducted from a single-story masonry building of approximately 20,800 square feet owned by the Company at 700 N. Fourth Street, Clarksburg, West Virginia.

     Donihe owns, and operates from, a single-story steel building of approximately 38,500 square feet situated on roughly 14.5 acres at 766 Brookside Drive, Kingsport, Tennessee.

     Blue Ridge owns, and operates from, (i) a two-story masonry building of approximately 9,066 square feet and a contiguous 1,692 square foot former residential structure at 544 and 560 Haywood Road, Asheville, North Carolina, and (ii) a two-story steel building of approximately 12,500 square feet on approximately three acres at 1485 Amherst Road, Knoxville, Tennessee.

     The Capitol subsidiary of Stationers owns and operates from a 22,000 square foot building at 711 Indiana Avenue, Charleston, West Virginia. This building, formerly leased, was purchased by the Company in December 2001.

ITEM 3 — LEGAL PROCEEDINGS

     The Company is subject to various claims and legal actions, other than the claim discussed below, that arise in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the Company believes that the ultimate resolution of these claims and legal actions will not have a material effect on the consolidated financial statements of the Company.

     On February 16, 2002, a jury verdict was rendered against the Company in a civil action brought against the Company in state court in Jackson, Mississippi. The civil action is styled National Forms & Systems Group, Inc. v. Timothy V. Ross; Todd Ross and Champion Industries, Inc.; and Timothy V. Ross v. National Forms & Systems Group, Inc. and Mickey McCardle; Circuit Court of the First Judicial District of Hinds County, Mississippi; Case No. 251-11-942-CIV.

     The plaintiffs in this civil action asserted that the Company and its Dallas Printing Company, Inc. subsidiary had engaged in unfair competition and other wrongful acts in hiring certain of its employees. The jury awarded the plaintiffs $1,745,000 in actual damages and $750,000 in punitive damages.

     On March 1, 2002, the plaintiffs in the civil action filed a motion for attorney’s fees and costs in the amount of $889,401. On July 16, 2002, the court entered an order granting plaintiff $645,119 in attorney fees and expenses, and ordered that interest on the amount of the jury award accrue from February 22, 2002.

     On July 17, 2002, the Company filed a notice of appeal from the jury verdict. The appeal involves both the jury award and the attorney’s fee and expense award. If the Company is not successful on appeal, Mississippi law provides that it is liable for an additional 15% of the total award.

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Champion common stock has traded on the National Association of Securities Dealers, Inc. Automated Quotation System (“NASDAQ”) National Market System since the Offering under the symbol “CHMP.”

     The following table sets forth the high and low closing prices for Champion common stock for the period indicated. The range of high and low closing prices are based on data from NASDAQ and does not include retail mark-up, mark-down or commission.

	Fiscal Year 2002		Fiscal Year 2001
	High	Low	High	Low

First quarter	$3.15	$2.28	$2.94	$2.03

Second quarter	3.25	2.82	3.06	2.50

Third quarter	3.04	2.30	3.51	2.70

Fourth quarter	2.84	2.25	3.45	2.10

     At the close of business on January 10, 2003, there were 458 shareholders of record of Champion common stock.

     The following table sets forth the quarterly dividends per share declared on Champion common stock.

	Fiscal Year	Fiscal Year	Fiscal Year
	2003	2002	2001

First quarter	$0.05	$0.05	$0.05

Second quarter	—	0.05	0.05

Third quarter	—	0.05	0.05

Fourth quarter	—	0.05	0.05

     ITEM 6 – SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for each of the five years in the period ended October 31, 2002 have been derived from the Audited Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with the Audited Consolidated Financial Statements, related notes, and the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.

	Year Ended October 31,

	2002	2001 (1)	2000	1999	1998

	(In thousands, except share and per share data)
OPERATING STATEMENT DATA:
Revenues:
Printing	$95,194	$98,146	$96,657	$92,405	$95,003
Office products and office furniture	27,690	26,998	29,672	31,954	28,058

Total revenues	122,884	125,144	126,329	124,359	123,061

Cost of sales:
Printing	68,771	71,816	69,376	65,021	66,699
Office products and office furniture	19,480	18,661	19,927	21,764	18,616

Total cost of sales	88,251	90,477	89,303	86,785	85,315

Gross profit	34,633	34,667	37,026	37,574	37,746
Selling, general and administrative expense	30,560	31,800	32,621	31,387	29,872
Restructuring costs	—	2,052	—	—	—
Asset impairment costs	—	3,061	—	—	—

Income (loss) from operations	4,073	(2,246)	4,405	6,187	7,874
Interest income	14	64	71	157	245
Interest expense	(386)	(891)	(1,018)	(1,228)	(1,507)
Other income	73	528	114	211	241

Income (loss) before income taxes	3,774	(2,545)	3,572	5,327	6,853
Income tax benefit (expense)	(1,566)	363	(1,463)	(2,134)	(2,702)

Net income (loss)	$2,208	$(2,182)	$2,109	$3,193	$4,151

Earnings (loss) per share:
Basic	$0.23	$(0.22)	$0.22	$0.33	$0.45
Diluted	0.23	(0.22)	0.22	0.33	0.45

Dividends per share	$0.20	$0.20	$0.20	$0.20	$0.20

Weighted average common shares outstanding:
Basic	9,714,000	9,714,000	9,714,000	9,714,000	9,142,000
Diluted	9,726,000	9,714,000	9,714,000	9,714,000	9,172,000

(1)	The Company initiated a corporate-wide restructuring and profitability enhancement plan in the third quarter 2001. As a result of this plan, the Company recorded a pre-tax charge of $6.1 million or $4.3 million net of tax or $0.44 per share on a basic and diluted basis.

	At October 31,

	2002	2001	2000	1999	1998

	(In Thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$4,507	$5,765	$3,174	$2,464	$9,773
Working capital	26,072	26,041	29,070	30,333	35,108
Total assets	59,508	63,950	71,559	73,642	74,505
Long-term debt (net of current portion)	1,805	4,549	8,070	9,933	13,993
Shareholders’ equity	42,866	42,601	46,726	46,560	45,310

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     The Company’s net revenues consist primarily of sales of commercial printing, business forms, tags, other printed products, office supplies, office furniture, data products and office design services. The Company recognizes revenues when products are shipped or services are rendered to the customer. The Company’s revenues are subject to seasonal fluctuations caused by variations in demand for its products.

     The Company’s cost of sales primarily consists of raw materials, including paper, ink, pre-press supplies and purchased office supplies, furniture and data products, and manufacturing costs including direct labor, indirect labor and overhead. Significant factors affecting the Company’s cost of sales include the costs of paper in both printing and office supplies, the costs of labor and other raw materials.

     The Company’s operating costs consist of selling, general and administrative expenses. These costs include salaries, commissions and wages for sales, customer service, accounting, administrative and executive personnel, rent, utilities, legal, audit, information systems equipment costs, software maintenance and depreciation.

CRITICAL ACCOUNTING POLICIES INVOLVING SIGNIFICANT ESTIMATES

     The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. The discussion and analysis of the financial statements and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The following critical accounting policies affect the Company’s more significant judgments and estimates used in the preparation of the consolidated financial statements. There can be no assurance that actual results will not differ from those estimates.

     Asset Impairment: The Company is required to test for asset impairment relating to property and equipment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. The Company applies Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement No. 144) in order to determine whether or not an asset is impaired. This standard requires an impairment analysis when indicators of impairment are present. If such indicators are present, the standard indicates that if the sum of the future expected cash flows from a company’s asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

     The Company believes that the accounting estimate related to an asset impairment is a “critical accounting estimate” because it is highly susceptible to change from period to period because it requires management to make assumptions about future cash flows over future years and that the impact of recognizing an impairment could have a significant effect on operations. Management’s assumptions about future cash flows requires significant judgment because actual operating levels have fluctuated in the past and are expected to continue to do so in the future. Management has discussed the development and selection of this critical accounting estimate with the audit committee of our board of directors and the audit committee has reviewed the Company’s disclosure relating to it in the MD&A.

     Beginning in fiscal year 2002, goodwill is required to be evaluated annually for impairment, according to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” (Statement No. 142). The standard requires a two-step process be performed to analyze whether or not goodwill has been impaired. Step one is to test for potential impairment, and requires that the fair value of the reporting unit be compared to its book value including goodwill. If the fair value is higher than the book value, no impairment is recognized. If the fair value is lower than the book value, a second step must be performed. The second step is to measure the amount of impairment loss, if any, and requires that a hypothetical purchase price allocation be done to determine the implied fair value of goodwill. This fair value is then compared to the carrying value of goodwill. If the implied fair value is lower than the carrying value, an impairment must be recorded.

     As discussed in the notes to the financial statements, goodwill is recorded at the adjusted book value and was analyzed for impairment with the implementation of Statement No. 142. The fair value of the Company’s goodwill was estimated using discounted cash flow methodologies. Based on the analysis, the Company determined that fair value relating to goodwill resulted in an implied fair value greater than the book value recorded for the corresponding goodwill, and therefore no impairment was recognized.

     The Company believes that the accounting estimate related to the goodwill impairment is a “critical accounting estimate” because the underlying assumptions used for the discounted cash flow can change from period to period and could potentially cause a material impact to the income statement. Management’s assumptions about discount rates, inflation rates and other internal and external economic conditions, such as earnings growth rate, require significant judgment based on fluctuating rates and expected revenues. Additionally, Statement No. 142 requires that the goodwill be analyzed for impairment on an annual basis using the assumptions that apply at the time the analysis is updated. Management has discussed the development of these estimates with the audit committee of the board of directors. Additionally, the board of directors has reviewed this disclosure and its relation to MD&A.

     Allowance for Doubtful Accounts: The Company encounters risks associated with sales and the collection of the associated accounts receivable. As such, the Company records a monthly provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate monthly provision, the Company primarily utilizes a historical rate of accounts receivables written off as a percentage of total revenue. This historical rate is applied to the current revenues on a monthly basis. The historical rate is updated periodically based on events that may change the rate such as a significant increase or decrease in collection performance and timing of payments as well as the calculated total exposure in relation to the allowance. Periodically, the Company compares the identified credit risks with the allowance that has been established using historical experience and adjusts the allowance accordingly.

     The Company believes that the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because the underlying assumptions used for the allowance can change from period to period and could potentially cause a material impact to the income statement and working capital. Management has discussed the development and selection of this estimate with the audit committee of the board of directors, and the board has, in turn, reviewed the disclosure and its relation to MD&A.

     During 2002, $363,000 of bad debts expense was incurred and the allowance for doubtful accounts was $1,397,000 as of October 31, 2002. The actual write-offs for the period were $398,000. General economic conditions and specific geographic concerns are major factors that may affect the adequacy of the allowance and may result in a change in the annual bad debt expense.

     When material changes in these factors occur, management will evaluate the need to change the monthly allowance rate to a more relative percentage.

     The following discussion and analysis presents the significant changes in the financial position and results of operations of the Company and should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated information derived from the Company’s Consolidated Statements of Operations, including certain information presented as a percentage of total revenues.

	Year Ended October 31,
	($ In thousands)

	2002		2001		2000

Revenues:
Printing	$95,194	77.5%	$98,146	78.4%	$96,657	76.5%
Office products and office furniture	27,690	22.5	26,998	21.6	29,672	23.5

Total revenues	122,884	100.0	125,144	100.0	126,329	100.0
Cost of sales:
Printing	68,771	56.0	71,816	57.4	69,376	54.9
Office products and office furniture	19,480	15.8	18,661	14.9	19,927	15.8

Total cost of sales	88,251	71.8	90,477	72.3	89,303	70.7

Gross Profit	34,633	28.2	34,667	27.7	37,026	29.3
Selling, general and administrative expenses	30,560	24.9	31,800	25.4	32,621	25.8
Restructuring charges	—	—	2,052	1.6	—	—
Asset impairment charges	—	—	3,061	2.5	—	—

Income (loss) from operations	4,073	3.3	(2,246)	(1.8)	4,405	3.5
Other income (expense):
Interest income	14	0.0	64	0.1	71	0.1
Interest expense	(386)	(0.3)	(891)	(0.7)	(1,018)	(0.8)
Other income	73	0.1	528	0.4	114	0.1

Income (loss) before income taxes	3,774	3.1	(2,545)	(2.0)	3,572	2.9
Income tax benefit (expense)	(1,566)	(1.3)	363	0.3	(1,463)	(1.2)

Net income (loss)	$2,208	1.8%	$(2,182)	(1.7%)	$2,109	1.7%

Year Ended October 31, 2002 Compared to Year Ended October 31, 2001

Revenues

     Consolidated net revenues were $122.9 million for the year ended October 31, 2002 compared to $125.1 million in the prior fiscal year. This change represents a decrease in revenues of $2.3 million or 1.8%. Printing revenues decreased by $3.0 million or 3.0% from $98.1 million in 2001 to $95.2 million in 2002. The decrease in printing sales was primarily the result of an overall sluggish market in most of the geographic regions served by the Company partially offset by additional printing sales from the Company’s acquisition of Transdata for a full year in 2002. Office products and office furniture revenue increased $691,000 or 2.6% from $27.0 million in 2001 to $27.7 million in 2002. The increase in revenues for the office products and office furniture segment was primarily attributable to higher furniture sales, primarily in one of the Company’s geographic regions. Gross margin dollars declined in office products and office furniture divisions while the printing divisions posted an increase in gross margin dollars. This increase relates to the prior year gross margin dollars being reduced by charges taken as part of the restructuring and profitability enhancement plan that were not present in the current year.

Cost of Sales

     Total cost of sales for the year ended October 31, 2002 totaled $88.3 million compared to $90.5 million in the previous year. This change represented a decrease of $2.2 million or 2.5% in cost of sales. Printing cost of sales decreased $3.0 million or 4.2% to $68.8 million in 2002 compared to $71.8 million in 2001. Printing cost of sales were lower due to an overall decrease in printing sales and inventory related charges in the prior year due to the restructuring and profitability enhancement plan (See Note 10 of the Consolidated Financial Statements). Office products and office furniture cost of sales increased $800,000 or 4.4% to $19.5 million from $18.7 million in 2001, primarily due to higher furniture sales.

Operating Expenses and Income

     Selling, general and administrative (S,G&A) expenses decreased $1.2 million to $30.6 million in 2002 from $31.8 million in 2001. S,G&A as a percentage of net sales represented 24.9% of net sales in 2002 compared with 25.4% of net sales in 2001. This decrease is related, in part, to decreases in corporate overhead expenses including rent and utilities as well as a decrease in bad debt expense and other benefits resulting from the Company’s adoption of a restructuring and profitability enhancement plan in the third quarter of 2001 partially offset by increased legal related expenses in 2002 including legal fees associated with a civil action brought against the Company in state court in Jackson, Mississippi (See Note 7 of the Consolidated Financial Statements). In addition, the Company adopted SFAS No. 142, which resulted in the elimination of goodwill amortization of approximately $50,000 net of tax annually.

     The Company initiated a corporate-wide restructuring and profitability enhancement plan in the third quarter of 2001 (see Year Ended October 31, 2001 Compared to Year Ended October 31, 2000 Operating Expenses and Income).

Other Income (Expense)

     Interest expense decreased $504,000 to $387,000 in 2002 from $891,000 in 2001 primarily as a result of a decrease in interest rates and lower outstanding borrowings.

     Other income decreased approximately $450,000 primarily due to a gain resulting from the strategic alliance with Xpedx recorded in 2001.

Income Taxes

     Income taxes as a percentage of income before taxes were a benefit of 14.3% in 2001 compared with income tax expense of 41.5% in 2002.

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

Net Income (Loss)

     For reasons set forth above, net income for 2002 increased $4.4 million to $2.2 million, or $0.23 per share on a basic and diluted basis, from a net loss of $(2.2) million for 2001, or $(0.22) per share on a basic and diluted basis.

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

Cost of Sales

     Total cost of sales for the year ended October 31, 2001 totaled $90.5 million compared to $89.3 million in the previous year. This change represented an increase of $1.2 million or 1.3% in cost of sales. Printing cost of sales increased $2.4 million or 3.5% to $71.8 million in 2001 compared to $69.4 million in 2000. Printing cost of sales was higher due to an overall increase in printing sales coupled with an increase in material costs as a percentage of sales partially due to the recording of certain costs of the Company’s restructuring and profitability enhancement plan as a component of cost of goods sold. Office products and office furniture cost of sales decreased $1.3 million or 6.4% to $18.7 million from $19.9 million in 2000, primarily due to lower furniture sales.

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

     The Company initiated a corporate-wide restructuring and profitability enhancement plan in the third quarter of 2001. The plan was implemented to effectuate certain key initiatives including plant and office consolidations, headcount reductions, asset impairment issues and a general response to a deteriorating economic environment. The Company followed the applicable provisions of Financial Accounting Standards Board No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, to compute the tangible and intangible impairment portions of the restructuring charges. As a result of the restructuring plan, the Company recorded a pre-tax charge of $6.1 million or $4.3 million net of tax or $0.44 per share. The charges were composed of the following components: write-down of goodwill, facilities and equipment of $3,060,000; employee severance and termination benefits of $55,000 and restructuring and other charges of $2,976,000. The restructuring and other charges included charges related to increases and related write-offs in the allowance for doubtful accounts, inventory obsolescence reserves and inventory valuation modifications related to excess quantities, costs related to duplicative facility leases, computer systems related charges, termination fees of a pension plan of an acquired company, and other general charges to implement the above mentioned plan.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of October 31, 2002, the Company had $4.5 million of cash and cash equivalents, a decrease of $1.3 million from the prior year. Working capital as of October 31, 2002 was $26.1 million, a slight increase from $26.0 million at October 31, 2001. The decrease in cash and cash equivalents is primarily attributable to a decrease in cash provided from operations partially offset by proceeds from the sale of fixed assets.

     The Company has historically used cash generated from operating activities and debt to finance capital expenditures and the cash portion of the purchase price of acquisitions. Management plans to continue making significant investments in equipment and to seek appropriate acquisition candidates. However, to fund the Company’s continued expansion of operations, additional financing may be necessary. The Company has two available lines of credit totaling $11.0 million (See Note 3 of the Consolidated Financial Statements). For the foreseeable future including through Fiscal 2004 when most of the Company’s interest bearing obligations are due, management believes it can fund operations, meet debt service requirements, and make the planned capital expenditures based on the available cash and cash equivalents, cash flow from operations, and lines of credit.

     Even though the Company believes that the legal contingency (See Note 7 of the Consolidated Financial Statements) that it faces will be resolved favorably, the possibility for an adverse decision on appeal is also inherent in the legal process. The Company believes that adequate liquidity is available to fund this contingency, if required.

     Additionally, the Company has minimal amounts of future contracted obligations (See Note 3 and Note 6 of the Consolidated Financial Statements). The Company is not a guarantor of indebtedness of others.

Cash Flows from Operating Activities

     Cash flows from operating activities for the years ended October 31, 2002, 2001 and 2000 were $5.8 million, $11.5 million and $8.7 million. Cash flows from operating activities for the fiscal year 2002 compared to 2001 decreased primarily due to a reduction in positive cash flow from accounts receivable and inventory, an increase in other current assets and a reduction in accounts payable. The increase in other current assets was primarily attributable to a deposit to purchase a fractional ownership of an aircraft from an entity controlled by its Chief Executive Officer of which $875,000 had been paid as of October 31, 2002 (see Note 6 of the Consolidated Financial Statements).

Cash Flows from Investing Activities

     Cash used in investing activities was ($1.1) million, ($2.7) million and ($3.1) million for the years ended October 31, 2002, 2001 and 2000. Cash flows used in investing activities decreased in 2002 compared to 2001 due to the prior year purchase of two businesses and an increase in proceeds from the sale of assets in 2002 identified in the prior year as assets held for sale. Cash flows used in investing activities decreased in 2001 compared to 2000 due to a decrease in the purchase of property and equipment and proceeds from the sale of a division. These increases in cash were partially offset by cash expended in the purchases of businesses in 2001.

Cash Flows from Financing Activities

     Cash flows used in financing activities for the years ended October 31, 2002, 2001, and 2000 were ($6.0) million, ($6.1) million and ($4.9) million. Cash flows used in financing activities decreased in 2002 compared to 2001 due to a decrease in principal payments on long-term debt partially offset by borrowings in 2001. There were no borrowings under long-term debt arrangements in 2002. Dividends paid in 2002, 2001 and 2000 were $1.9 million per year.

INFLATION AND ECONOMIC CONDITIONS

     Management believes that the effect of inflation on the Company’s operations has not been material and will continue to be immaterial for the foreseeable future. The Company does not have long-term contracts; therefore, to the extent permitted by competition, it has the ability to pass through to its customers most cost increases resulting from inflation, if any. In addition, the Company is not particularly energy dependent; therefore, an increase in energy costs should not have a significant impact on the Company.

SEASONALITY

     Historically, the Company has experienced a greater portion of its profitability in the second and fourth quarters than in the first and third quarters. The second quarter generally reflects increased orders for printing of corporate annual reports and proxy statements. A post-Labor Day increase in demand for printing services and office products coincides with the Company’s fourth quarter.

NEWLY ISSUED ACCOUNTING STANDARDS

     See Note 1 of the Consolidated Financial Statements

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have any significant exposure relating to market risk.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and other information required by this Item are contained in the financial statements and footnotes thereto included in Item 15 and listed in the index on page F-1 of this report.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the directors of the Company is contained on pages 2 through 4 and page 13 of the Company’s definitive Proxy Statement, expected to be dated February 14, 2003, with respect to the Annual Meeting of Shareholders to be held on March 17, 2003, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 11 — EXECUTIVE COMPENSATION

     The information called for by this Item is contained on pages 6 through 10 of the Company’s definitive Proxy Statement, expected to be dated February 14, 2003, with respect to the Annual Meeting of Shareholders to be held on March 17, 2003, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this Item is contained on pages 4 and 5 of the Company’s definitive Proxy Statement, expected to be dated February 14, 2003, with respect to the Annual Meeting of Shareholders to be held on March 17, 2003, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item is contained on page 12 of the Company’s definitive Proxy Statement, expected to be dated February 14, 2003, with respect to the Annual Meeting of Shareholders to be held on March 17, 2003, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

PART IV

ITEM 14 — CONTROLS AND PROCEDURES

     Company management, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of a date within 90 days of the filing of this annual report. Based on that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer completed their evaluation.

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2)

The Consolidated Financial Statements and Schedule, required by Item 8, are listed on the index on page F-1 and included as part of Item 15.

All other Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	EXHIBITS

Number	Description	Reference

(3) 3.1	Articles of Incorporation	Filed as Exhibit 3.1 to Form 10-Q dated June 16, 1997, filed on June 16, 1997, incorporated herein by reference.
3.2	Bylaws	Filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 33-54454, filed on

November 10, 1992, incorporated herein by reference.
(4)	Instruments defining the rights of security holders, including debentures.	See Exhibit 3.1 above.
(10)	Material Contracts	Realty Lease dated January 28, 1993 between ADJ Corp. and Company regarding 2450 1st Avenue, Huntington, West Virginia, filed as Exhibit 10.1 to Form 10-K dated January 27, 1994, filed January 31, 1994, is incorporated herein by reference.

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

Agreement of Lease between Mildred Thompson and Thompson’s of Morgantown, Inc. dated May 28, 1998, regarding Kirk and Chestnut Streets, Morgantown, West Virginia, filed as Exhibit 10.3 to Form 10-K dated January 25, 1999, is incorporated herein by reference.

Executive Compensation Plans and Arrangements	Company’s 1993 Stock Option Plan, effective March 22, 1994, filed as Exhibit 10.14 to Form 10-K dated January 27, 1994, filed January 31, 1994, is incorporated herein by reference.
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

Agreement of Lease dated September 1, 2002 between Marion B. and Harold A. Merten, Jr. and The Merten Company regarding 1515 Central Parkway, Cincinnati, Ohio, Filed as Exhibit (10.1) to form 10-K dated January 21, 2002, Filed January 25, 2002 is incorporated herein by reference.

$415,000 Commercial Lease Agreement by and among the company and Firstar Equipment Finance dated as of January 12, 2001, Filed as Exhibit (10.2) to form 10-K dated January 21, 2002, Filed January 25, 2002 is incorporated herein by reference.

$450,000 Commercial Lease Agreement by and among the Company and Leasing One Corporation dated as of April 19, 2001, Filed as Exhibit (10.3) to form 10-K dated January 21, 2002, Filed January 25, 2002 is incorporated herein by reference.

$315,665 Promissory Note by and among the company and Community Trust Bank, N.A. as of April 27, 2001, Filed as Exhibit (10.4) to form 10-K dated January 21, 2002, Filed January 25, 2002 is incorporated herein by reference.

Lease Agreement dated February 27, 1991 between the Alfred J. Moran Trust and Docutec of Louisiana, Inc. regarding 7868 Anselmo Lane, Baton Rouge, Louisiana, Filed as Exhibit (10.6) to form 10-K dated January 21, 2002, Filed January 25, 2002 is incorporated herein by reference.

(10.1)	Amendment No. 2 to Credit Agreement by and among the Company and its subsidiaries and National City Bank dated as of April 1, 2002 along with Amended and Restated Subsidiaries Guaranty.
Page Exhibit (10.1)-p1

(10.2)	Agreement Amending and Extending term of lease dated May 24, 2002 between Earl H. and Elaine D. Seibert and Smith & Butterfield Co., Inc. Page Exhibit (10.2)-p1

(10.3)	Promissory Note, $1,000,000 revolving line of credit between Stationers, Inc. and First Sentry Bank dated as of October 7, 2002. Page Exhibit (10.3)-p1

(21)	Subsidiaries of the Registrant	Exhibit 21	Page Exhibit 21-p1

(23)	Consent of Ernst & Young LLP	Exhibit 23	Page Exhibit 23-p1

(99.1)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Marshall T. Reynolds	Exhibit 99.1	Page Exhibit 99.1-p1

(99.2)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Todd R. Fry	Exhibit 99.2	Page Exhibit 99.2-p1

(b)	Champion filed the following reports on Form 8-K during the last quarter of the period covered by this report:

There were none.

(c)	Exhibits – Exhibits are filed as a separate section of this report beginning on page 71.

(d)	Financial Statement Schedules – Filed as separate section on page F-25

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Champion Industries, Inc.

By /s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer
By /s/ Kirby J. Taylor
Kirby J. Taylor
President and Chief Operating Officer
By /s/ Todd R. Fry
Todd R. Fry
Vice President and Chief Financial Officer
Date: January 20, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE AND TITLE	DATE

January 20, 2003
Robert H. Beymer, Director
/s/ Philip E. Cline	January 20, 2003
Philip E. Cline, Director
/s/ Harley F. Mooney, Jr.	January 20, 2003
Harley F. Mooney, Jr., Director
/s/ Todd L. Parchman	January 20, 2003
Todd L. Parchman, Director
/s/ A. Michael Perry	January 20, 2003
A. Michael Perry, Director
/s/ Marshall T. Reynolds	January 20, 2003
Marshall T. Reynolds, Director
/s/ Neal W. Scaggs	January 20, 2003
Neal W. Scaggs, Director
/s/ Glenn W. Wilcox, Sr.	January 20, 2003
Glenn W. Wilcox, Sr., Director

CERTIFICATIONS

     I, Marshall T. Reynolds, Chairman of the Board of Directors and Chief Executive Officer of Champion Industries, Inc., certify that:

     1.          I have reviewed this annual report on Form 10-K of Champion Industries, Inc.;

     2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.          The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 20, 2003	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chairman of the Board of Directors and
Chief Executive Officer

CERTIFICATIONS

     I, Todd R. Fry, Vice President and Chief Financial Officer of Champion Industries, Inc., certify that:

     1.          I have reviewed this annual report on Form 10-K of Champion Industries, Inc.;

     2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.          The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 20, 2003	/s/ Todd R. Fry
Todd R. Fry
Vice President and Chief Financial Officer

CERTIFICATIONS

     I, Kirby J. Taylor, President and Chief Operating Officer of Champion Industries, Inc., certify that:

     1.          I have reviewed this annual report on Form 10-K of Champion Industries, Inc.;

     2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b)          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.          The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 20, 2003	/s/ Kirby J. Taylor
Kirby J. Taylor
President and Chief Operating Officer

Champion Industries, Inc.

Audited Consolidated Financial Statements and Schedule

October 31, 2002

Report of Independent Auditors

The Board of Directors and Shareholders
Champion Industries, Inc.

We have audited the accompanying consolidated balance sheets of Champion Industries, Inc. and Subsidiaries as of October 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champion Industries, Inc. and Subsidiaries at October 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Charleston, West Virginia
December 20, 2002

Champion Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	October 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$4,507,139	$5,764,716
Accounts receivable, net of allowance of $1,397,000 and $1,432,000	18,546,989	19,165,773
Inventories	11,427,581	11,764,195
Income tax refund	—	279,271
Other current assets	1,745,563	769,034
Deferred income tax assets	1,027,059	1,111,018

Total current assets	37,254,331	38,854,007

Property and equipment, at cost:
Land	1,028,372	825,220
Buildings and improvements	6,120,122	5,562,762
Machinery and equipment	36,362,178	34,421,518
Equipment under capital leases	983,407	2,583,407
Furniture and fixtures	2,872,212	2,480,050
Vehicles	3,082,258	3,031,861

	50,448,549	48,904,818
Less accumulated depreciation	(31,442,360)	(27,743,183)

	19,006,189	21,161,635

Assets held for sale	—	1,057,216
Cash surrender value of officers’ life insurance	947,955	885,852
Goodwill, net of accumulated amortization	1,725,941	1,334,183
Other assets	573,087	657,021

	3,246,983	3,934,272

Total assets	$59,507,503	$63,949,914

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	October 31,
	2002	2001

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,258,095	$4,343,291
Accrued payroll and commissions	2,004,046	2,107,377
Taxes accrued and withheld	1,416,900	1,289,560
Accrued income taxes	873,136	—
Accrued expenses	819,234	1,218,575
Current portion of long term debt:
Notes payable	2,615,422	3,329,627
Capital lease obligations	195,035	524,316

Total current liabilities	11,181,868	12,812,746

Long term debt, net of current portion:
Notes payable	1,445,837	3,994,555
Capital lease obligations	359,027	554,514
Deferred income tax liabilities	3,225,119	3,554,169
Other liabilities	429,842	433,044

Total liabilities	16,641,693	21,349,028

Commitments and contingencies

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized;
9,713,913 shares issued and outstanding	9,713,913	9,713,913
Additional paid in capital	22,242,047	22,242,047
Retained earnings	10,909,850	10,644,926

Total shareholders’ equity	42,865,810	42,600,886

Total liabilities and shareholders’ equity	$59,507,503	$63,949,914

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended October 31,
	2002	2001	2000

Revenues:
Printing	$95,194,288	$98,146,114	$96,656,679
Office products and office furniture	27,689,621	26,998,196	29,672,727

Total revenues	122,883,909	125,144,310	126,329,406

Cost of sales:
Printing	68,770,628	71,815,872	69,376,266
Office products and office furniture	19,480,400	18,661,472	19,927,207

Total cost of sales	88,251,028	90,477,344	89,303,473

Gross profit	34,632,881	34,666,966	37,025,933

Selling, general and administrative expenses	30,560,289	31,799,557	32,621,339
Restructuring costs	—	2,052,692	—
Asset impairment costs	—	3,060,706	—

Income (loss) from operations	4,072,592	(2,245,989)	4,404,594

Other income (expense):
Interest income	14,376	63,700	71,094
Interest expense	(386,699)	(890,787)	(1,017,618)
Other	73,326	528,013	113,710

	(298,997)	(299,074)	(832,814)

Income (loss) before income taxes	3,773,595	(2,545,063)	3,571,780
Income tax (expense) benefit	(1,565,891)	362,974	(1,463,109)

Net income (loss)	$2,207,704	$(2,182,089)	$2,108,671

Earnings (loss) per share:
Basic	$0.23	$(0.22)	$0.22
Diluted	0.23	(0.22)	0.22

Dividends paid per share	0.20	0.20	0.20

Weighted average shares outstanding:
Basic	9,714,000	9,714,000	9,714,000
Diluted	9,726,000	9,714,000	9,714,000
See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, October 31, 1999	9,713,913	$9,713,913	$22,242,047	$14,603,909	$46,559,869
Net income for 2000	–	–	–	2,108,671	2,108,671
Dividends ($0.20 per share)	–	–	–	(1,942,782)	(1,942,782)

Balance, October 31, 2000	9,713,913	9,713,913	22,242,047	14,769,798	46,725,758
Net loss for 2001	–	–	–	(2,182,089)	(2,182,089)
Dividends ($0.20 per share)	–	–	–	(1,942,783)	(1,942,783)

Balance, October 31, 2001	9,713,913	9,713,913	22,242,047	10,644,926	42,600,886
Net income for 2002	–	–	–	2,207,704	2,207,704
Dividends ($0.20 per share)	–	–	–	(1,942,780)	(1,942,780)

Balance, October 31, 2002	9,713,913	$9,713,913	$22,242,047	$10,909,850	$42,865,810

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended October 31,
	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$2,207,704	$(2,182,089)	$2,108,671
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	4,182,253	4,507,165	4,286,048
Loss (gain) on sale of assets	47,426	(12,584)	19,147
Gain on sale of division	—	(407,515)	—
Deferred income taxes	(245,091)	(814,020)	(239,120)
Deferred compensation	17,872	21,446	25,020
Bad debt expense	363,328	705,742	412,420
Restructuring, asset impairment and other charges	—	6,091,298	—
Changes in assets and liabilities:
Accounts receivable	255,456	2,992,168	1,705,346
Inventories	336,614	1,049,516	571,215
Other current assets	(991,445)	255,797	(150,376)
Accounts payable	(1,085,196)	(219,276)	(15,070)
Accrued payroll and commissions	(103,331)	(190,106)	431,034
Taxes accrued and withheld	127,340	65,525	281,351
Accrued income taxes	1,152,407	(503,790)	(452,600)
Accrued expenses	(399,341)	115,478	(201,409)
Other liabilities	(21,074)	(22,176)	(43,665)

Net cash provided by operating activities	5,844,922	11,452,579	8,738,012
Cash flows from investing activities:
Purchase of property and equipment	(1,885,111)	(1,806,122)	(2,334,255)
Proceeds from sale of fixed assets	1,198,720	247,829	181,302
Proceeds from sale of division	—	264,700	—
Businesses acquired, net of cash received	(376,842)	(1,588,040)	(463,477)
Change in other assets	(21,067)	141,919	(478,699)

Net cash used in investing activities	(1,084,300)	(2,739,714)	(3,095,129)
Cash flows from financing activities:
Borrowings on notes payable	1,000,000	1,500,000	—
Payments on notes payable	(1,000,000)	(1,500,000)	—
Proceeds from long-term debt	—	1,192,397	1,168,720
Principal payments on long-term debt	(4,075,419)	(5,371,350)	(4,158,788)
Dividends paid	(1,942,780)	(1,942,783)	(1,942,782)

Net cash used in financing activities	(6,018,199)	(6,121,736)	(4,932,850)

Net increase (decrease) in cash and cash equivalents	(1,257,577)	2,591,129	710,033
Cash and cash equivalents at beginning of year	5,764,716	3,173,587	2,463,554

Cash and cash equivalents at end of year	$4,507,139	$5,764,716	$3,173,587

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

Principles of Consolidation

     The accompanying consolidated financial statements of Champion Industries, Inc. and Subsidiaries (the “Company”) include the accounts of The Chapman Printing Company, Inc., Bourque Printing, Inc., Dallas Printing Company, Inc., Stationers, Inc., Carolina Cut Sheets, Inc., U.S. Tag & Ticket Company, Inc., Donihe Graphics, Inc., Smith and Butterfield Co., Inc., The Merten Company, Interform Corporation, Blue Ridge Printing Co., Inc., CHMP Leasing, Inc., Rose City Press, Capitol Business Equipment, Inc., Thompson’s of Morgantown, Inc., Independent Printing Service, Inc., Diez Business Machines and Transdata Systems, Inc.

     Significant intercompany transactions have been eliminated in consolidation.

Cash Equivalents

     Cash and cash equivalents consist principally of cash on deposit with banks, repurchase agreements for government securities, and a money market account, all highly liquid investments with an original maturity of three months or less. At October 31, 2002 and 2001, the Company held overnight repurchase agreements for $845,000 and $1,495,000 of government securities with stated interest rates of 0.65% and 1.0%.

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

Property and Equipment

     Depreciation of property and equipment and amortization of leasehold improvements and equipment under capital leases are recognized primarily on the straight-line and declining-balance methods in amounts adequate to amortize costs over the estimated useful lives of the assets as follows:

Buildings and improvements	5 - 40 years
Machinery and equipment	3 - 10 years

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Furniture and fixtures	5 - 10 years
Vehicles	3 - 5 years

     The Company leases certain equipment under financing agreements that are classified as capital leases. These leases are for a term of five years and contain purchase options at the end of the original lease term. Amortization of assets recorded under capital lease agreements is included in depreciation expense.

     Major renewals, betterments, and replacements are capitalized while maintenance and repair costs are charged to operations as incurred. Upon the sale or disposition of assets, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in income. Depreciation expense approximated $4,139,000, $4,267,000, and $3,975,000 for the years ended October 31, 2002, 2001 and 2000.

     Long-lived property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation includes the review of operating performance and estimated future undiscounted cash flows of the underlying assets or businesses.

     The Company had two buildings classified as assets held for sale that were sold at their approximate recorded value during 2002 and related to the Company’s Cordage division (See Note 8) and to the Company’s implementation of restructuring and profitability enhancement plan in 2001 (See Note 10).

Goodwill

     The excess cost over fair value of net assets of acquired businesses, goodwill, was previously in years prior to 2002 being amortized by the straight-line method over periods ranging from 15 to 25 years. Amortization expense approximated $181,000 and $242,000, for the years ended October 31, 2001 and 2000.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (FAS 142). The Company adopted these standards with its fiscal year beginning November 1, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with FAS 142 except in the year of adoption where companies are required to evaluate impairment at the beginning of the year and again at a recurring annual date. The first step in the impairment analysis is a screen for potential impairment and was required to be completed within six months of adopting FAS 142. The second step if required, measures the amount of impairment. The Company completed step 1 of the initial impairment analysis and the subsequent annual analysis during the 2nd and 4th quarters of 2002 and the adoption did not result in an impairment charge. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of the Statement resulted in an increase in net income of $50,000 or approximately $0.01 per share in 2002.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted FAS 144 as of November 1, 2001 and the adoption did not have a significant impact on the Company’s financial position and results of operations.

Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense for the years ended October 31, 2002, 2001 and 2000 approximated $549,000, $645,000 and $641,000.

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

Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The effect of dilutive stock options increased weighted average shares outstanding by 12,000, 0 and 400 for the years ended October 31, 2002, 2001 and 2000.

Segment Information

     The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.

Accounting for Web Site Development Costs

     Certain external costs and internal payroll and payroll-related costs have been capitalized during the application, development, and implementation stages of the Company’s web site. The costs regarding the ongoing operation and maintenance are expensed in the period incurred. Internet sales represent less than 2% of the Company’s sales for the years ended October 31, 2002, 2001 and 2000.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (Statement No. 146), which supercedes EITF No. 94-3, “Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity.” Statement 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard will not have a significant impact on the Company’s financial statements.

Accounting for Stock-Based Compensation

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure”. Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation.

     The Company has elected to follow the intrinsic value method in accounting for its employee stock options. Accordingly, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002 and 2000, respectively: risk-free interest rates of 3.91% and 6.00%; dividend yields of 8.03% and 4.71%; volatility factors of the expected market price of the Company’s common stock of 45.4% and 39.9%; and a weighted-average expected life of the option of 4 years.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

     The following pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is expensed in the year granted since the options vest immediately. The Company’s pro forma information for the years ended October 31 are as follows:

	Year Ended December 31

	2002	2001	2000

Net Income (loss), as reported	$2,207,704	$(2,182,089)	$2,108,671
Deduct: Total stock-based
employee compensation expense
determined under fair value
method for all awards, net of
related tax effects	38,704	—	33,671

Pro Forma net income (loss)	$2,169,000	$(2,182,089)	$2,075,000

Earnings (loss) per share:
Basic, as reported	$0.23	$(0.22)	$0.22
Basic, pro forma	$0.22	$(0.22)	$0.21

Diluted, as reported	$0.23	$(0.22)	$0.22
Diluted, pro forma	$0.22	$(0.22)	$0.21

Reclassifications

     Certain prior-year amounts have been reclassified to conform to the current-year Financial Statement presentation.

2. Inventories

     Inventories consisted of the following:

	October 31,

	2002	2001

Printing:
Raw materials	$2,421,973	$2,460,218
Work in process	1,795,796	1,698,374
Finished goods	3,942,518	3,923,549
Office products and office furniture	3,267,294	3,682,054

	$11,427,581	$11,764,195

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Long-term Debt

Long-term debt consisted of the following:

	October 31,

	2002	2001

Unsecured term notes payable to a bank, due in monthly principal installments of $148,810 plus interest approximating the prime rate with the last note maturing April 2004	$2,678,733	$4,464,449

Installment notes payable to banks, due in monthly installments totaling $84,852 plus interest at rates approximating the bank’s prime rate maturing in various periods ranging from December 2002 - April 2006, collateralized by equipment, vehicles, inventory and accounts receivable	1,382,526	2,859,733
Capital lease obligations, due in monthly installments totaling $47,223 through October 2002 and $19,116 due in monthly installments in periods through February 2005 and October 2005 including interest at the bank’s prime rate	554,062	1,078,830

	4,615,321	8,403,012
Less current portion	2,810,457	3,853,943

Long-term debt, net of current portion	$1,804,864	$4,549,069

The unsecured term note agreements contain restrictive financial covenants requiring the Company to maintain certain financial ratios.

Maturities of long-term debt for each of the next five years follow:

	Notes	Capital
	Payable	Leases	Total

2003	$2,615,422	$195,035	$2,810,457
2004	1,351,180	210,025	1,561,205
2005	63,132	149,002	212,134
2006	31,525	—	31,525
2007	—	—	—
Thereafter	—	—	—

	$4,061,259	$554,062	$4,615,321

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

     The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at interest rates at LIBOR plus 1% to 1.5%. The line of credit expires in March 2005 and contains certain restrictive financial covenants. There were no borrowings outstanding under this facility at October 31, 2002 or 2001.

     The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in April 2004 and contains certain financial covenants. There were no borrowings outstanding under this facility at October 31, 2002 or 2001.

     The prime rate, the base interest rate on the above loans, approximated 4.75% and 5.5% at October 31, 2002 and 2001. Interest paid during the years ended October 31, 2002, 2001 and 2000 approximated $385,000, $872,000 and $1,018,000.

     The Company’s non-cash activities for 2002, 2001, and 2000 included equipment purchases of approximately $288,000, $792,000 and $756,000, which were financed by a bank.

4. Employee Benefit Plans

     The Company had a Profit Sharing Plan that covered all eligible employees and qualified as a Savings Plan under Section 401(k) of the Internal Revenue Code. Effective January 1, 1998, the Profit Sharing Plan was merged into The Champion Industries, Inc. 401(k) Plan (the “Plan”). The Plan covers all eligible employees who satisfy the age and service requirements. Each participant may elect to contribute up to 15% of annual compensation, and the Company is obligated to contribute 100% of the participant’s contribution not to exceed 2% of the participant’s annual compensation. The Company may make discretionary contributions to the Plan. The Company’s expense under these Plans was approximately $346,000, $369,000 and $375,000 for the years ended October 31, 2002, 2001 and 2000.

     The Company’s 1993 Stock Option Plan provides for the granting of both incentive and non-qualified stock options to management personnel for up to 762,939 shares of the Company’s common stock. The option price per share for incentive stock options shall not be lower than the fair market value of the common stock at the date of grant. The option price per share for non-qualified stock options shall be at such price as the Compensation Committee of the Board of Directors may determine at its sole discretion. All options to date are incentive stock options. Exercise prices for options outstanding as of October 31, 2002 ranged from $2.49 to $18.50. Options vest immediately and may be exercised within five years from the date of grant. The weighted average remaining contractual life of those options is 2.9 years.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

     A summary of the Company’s stock option activity and related information for the years ended October 31 follows:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2002	Price	2001	Price	2000	Price

Outstanding-beginning of year	130,000	$10.63	176,317	$11.44	180,862	$13.94
Granted	126,000	2.49	—	—	50,000	4.25
Exercised	—	—	—	—	—	—
Forfeited or expired	(26,000)	17.38	(46,317)	13.72	(54,545)	13.13

Outstanding-end of year	230,000	5.41	130,000	10.63	176,317	11.44

Weighted average fair value of options granted during the year	$0.52		$—		$1.14

A summary of stock options outstanding and exercisable at October 31, 2002, follows:

Exercise	Number	Remaining
Price	Outstanding	Life

18.50	28,000	0.12
6.88	34,000	1.63
4.25	42,000	2.14
2.49	126,000	4.05

     The Company has deferred compensation agreements with two employees of Blue Ridge Printing Co., Inc. providing for payments totaling approximately $1,000,000 over a ten year period after retirement. During fiscal 2001, one of these employees was paid out. The Company had accrued approximately $340,000 and $322,000 at October 31, 2002 and 2001 relating to these agreements. The amount expensed for these agreements for the years ended October 31, 2002, 2001 and 2000 approximated $18,000, $21,000 and $25,000. To assist in funding the deferred compensation agreements, the Company has invested in life insurance policies, which had a cash surrender value of approximately $364,000 and $322,000 for years 2002 and 2001.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Income Taxes

Income tax expense (benefit) consisted of the following:

	Year Ended October 31,

	2002	2001	2000

Current expense:
Federal	$1,460,913	$325,728	$1,332,515
State	350,069	125,318	369,714
Deferred (benefit) expense	(245,091)	(814,020)	(239,120)

	$1,565,891	$(362,974)	$1,463,109

Deferred tax assets and liabilities are as follows:

	October 31,

	2002	2001

Assets:
Allowance for doubtful accounts	$560,957	$572,922
Deferred compensation	135,824	128,676
Net operating loss carryforward of acquired companies	642,427	674,797
Accrued vacation	219,701	205,249
Other accrued liabilities	146,649	409,043
Other assets	84,229	213,670

Gross deferred tax assets	1,789,787	2,204,357
Liabilities:
Property and equipment	3,443,400	4,093,045

Gross deferred tax liability	3,443,400	4,093,045

Valuation allowance	(544,447)	(554,463)

Net deferred tax liabilities	$2,198,060	$2,443,151

     A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended October 31,

	2002	2001	2000

Statutory federal income tax rate	34.0%	(34.0%)	34.0%
State taxes, net of federal benefit	6.1	(1.1)	6.8
Restructuring permanent differences	—	22.1	—
Other	1.4	(1.3)	0.2

Effective tax rate	41.5%	(14.3%)	41.0%

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

     Income taxes paid during the years ended October 31, 2002, 2001 and 2000 approximated $659,000, $959,000 and $2,144,000.

     The Company has available for income tax purposes net operating loss carryforwards from acquired companies of approximately $1,228,000, of which $229,000 expires in 2011, $901,000 in 2012 and $98,000 in 2013. The Company has available for state income tax purposes net operating loss carryforwards from acquired companies of approximately $2,764,000 of which $20,000 expires in 2010, $317,000 expires in 2012, $108,000 expires in 2013, $435,000 expires in 2014, $1,012,000 expires in 2015 and $872,000 expires in 2016. The Company established valuation allowances against certain net operating loss carryforwards and to the extent that the amounts are subsequently recognized, they may be recorded in the period used as a reduction of goodwill.

6. Related Party Transactions and Operating Lease Commitments

     The Company leases operating facilities from entities controlled by its Chief Executive Officer, his family and affiliates. The terms of these leases, which are accounted for as operating leases, range from five to fifteen years.

A summary of significant related party transactions follows:

	Year Ended October 31,

	2002	2001	2000

Rent expense paid to affiliated entities for operating facilities	$424,000	$441,000	$458,000
Sales of office products, office furniture and printing services to affiliated entities	803,000	673,000	892,000

     In addition, the Company leases property and equipment from unrelated entities under operating leases. Rent expense amounted to $881,000, $898,000 and $1,126,000 for the years ended October 31, 2002, 2001 and 2000.

     Under the terms and conditions of the above-mentioned leases, the Company pays all taxes, assessments, maintenance, repairs or replacements, utilities and insurance.

     Future minimum rental commitments for all noncancelable operating leases including related party commitments with initial terms of one year or more consisted of the following at October 31, 2002:

2002	$730,631
2003	586,210
2004	335,670
2005	275,850
2006	139,800

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Thereafter	29,100

$2,097,261

     The Company participates in a self-insurance program for employee health care benefits with affiliates controlled by its Chief Executive Officer. The Company is allocated costs primarily related to the reinsurance premiums based on its proportionate share to provide such benefits to its employees. The Company’s expense related to this program for the years ended October 31, 2002, 2001 and 2000 was approximately $2,267,000, $2,842,000 and $2,614,000.

     In the first quarter of 2002, the Company made a deposit to purchase a fractional ownership in an aircraft from an entity controlled by its Chief Executive Officer for approximately $1.2 million of which $875,000 had been paid as of October 31, 2002.

     The Company had previously anticipated the transaction to be completed during the fourth quarter of 2002. The Company’s Board of Directors further evaluated the transaction, and prior to its completion determined that it would be in the Company’s best interests to rescind the transaction. Therefore, the transaction has been terminated and a full refund of the deposit is pending.

     During 2002, 2001 and 2000 the Company utilized this aircraft and reimbursed the controlled entity for the use of the aircraft, fuel, air crew, ramp fees and other expenses attendant to the Company’s use, in amounts aggregating $118,000, $106,000 and $68,000. The Company believes that such amounts are at or below the market rate charged by third-party commercial charter companies for similar aircraft.

     The Company believes that the terms of its related party transactions are no less favorable to the Company than could be obtained with an independent third party.

7. Commitments and Contingencies

     On February 16, 2002, a jury verdict was rendered against the Company in a civil action brought against the Company in state court in Jackson, Mississippi.

     The plaintiffs in this civil action asserted that the Company and its Dallas Printing Company, Inc. subsidiary had engaged in unfair competition and other wrongful acts in hiring certain of its employees. The jury awarded the plaintiffs $1,745,000 in actual damages and $750,000 in punitive damages.

     On March 1, 2002, the plaintiffs in the civil action filed a motion for attorney’s fees and costs in the amount of $889,401. On July 16, 2002, the court entered an order granting plaintiff $645,119 in attorney fees and expenses, and ordered that interest on the amount of the jury award accrue from February 22, 2002.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

     On July 17, 2002, the Company filed a notice of appeal from the jury verdict. The appeal involves both the jury award and the attorney’s fee and expense award. If the Company is not successful on appeal, Mississippi law provides that it is liable for an additional 15% of the total award.

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

     The Company is subject to various claims and legal actions, other than the claim discussed above, that arise in the ordinary course of business. In the opinion of management, after consulting with legal counsel, the Company believes that the ultimate resolution of these claims and legal actions will not have a material effect on the consolidated financial statements of the Company.

8. Acquisitions

     On October 10, 2001, the Company acquired Transdata Systems, Inc. (“Transdata”) of Baton Rouge and New Orleans, Louisiana. This transaction was accounted for under the purchase method of accounting.

     On November 6, 2000, the Company acquired certain assets of the Huntington, West Virginia paper distribution division of The Cincinnati Cordage Paper Company (“Cordage”) for $1.2 million, pursuant to an auction held by the U.S. Bankruptcy Court for the Southern District of Ohio. This transaction was accounted for under the purchase method of accounting. On April 30, 2001, the Company entered into a strategic alliance with Xpedx resulting in the assumption by Xpedx of the Cordage customer list and certain inventory items. This strategic alliance has been accounted for as a sale of a division with a gain recognized of approximately $400,000.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

     On November 30, 1999, the Company acquired all of the issued and outstanding common stock of Diez Business Machines, Inc. of Gonzales, Louisiana. This transaction was accounted for under the purchase method of accounting.

     Pro forma financial information and all disclosures required by FAS 141 and FAS 142 related to these acquisitions has not been presented because such information would not be materially different from amounts reported herein or is not significant.

9. Industry Segment Information

     The Company operates principally in two industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms); and the sale of office products and office furniture including interior design services. The Company employs approximately 800 people, of whom 81 or approximately 10% are covered by a collective bargaining agreement, which expires on May 31, 2006. The Company believes its relations with employees are satisfactory.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The table below presents information about reported segments for the years ending October 31:

		Office Products
2002	Printing	& Furniture	Total

Revenues	$104,767,231	$31,529,434	$136,296,665
Elimination of intersegment revenue	(9,572,943)	(3,839,813)	(13,412,756)

Consolidated revenues	$95,194,288	$27,689,621	$122,883,909

Operating income	3,154,454	918,138	4,072,592
Depreciation & amortization	4,057,772	124,481	4,182,253
Capital expenditures	1,994,255	178,582	2,172,837
Identifiable assets	49,100,223	10,407,280	59,507,503
Goodwill	1,439,499	286,442	1,725,941

		Office Products
2001	Printing	& Furniture	Total

Revenues	$107,599,525	$29,932,697	$137,532,222
Elimination of intersegment revenue	(9,453,411)	(2,934,501)	(12,387,912)

Consolidated revenues	$98,146,114	$26,998,196	$125,144,310

Operating loss	(257,098)	(1,988,891)	(2,245,989)
Depreciation & amortization	4,260,419	246,746	4,507,165
Capital expenditures	2,305,369	293,122	2,598,491
Identifiable assets	55,210,611	8,739,303	63,949,914
Goodwill	1,047,741	286,442	1,334,183

		Office Products
2000	Printing	& Furniture	Total

Revenues	$105,895,778	$33,137,917	$139,033,695
Elimination of intersegment revenue	(9,239,099)	(3,465,190)	(12,704,289)

Consolidated revenues	$96,656,679	$29,672,727	$126,329,406

Operating income	3,032,018	1,372,576	4,404,594
Depreciation & amortization	4,019,769	266,279	4,286,048
Capital expenditures	2,947,161	142,686	3,089,847
Identifiable assets	57,265,350	14,293,849	71,559,199
Goodwill	1,676,722	1,957,717	3,634,439

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

     A reconciliation of total segment revenue, assets and operating income to consolidated income before income taxes for the years ending October 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000

Revenues:
Total segment revenues	$136,296,665	$137,532,222	$139,033,695
Elimination of intersegment revenue	(13,412,756)	(12,387,912)	(12,704,289)

Consolidated revenue	$122,883,909	$125,144,310	$126,329,406

Operating income (loss):
Total segment operating income (loss)	$4,072,592	$(2,245,989)	$4,404,594
Interest income	14,376	63,700	71,094
Interest expense	(386,699)	(890,787)	(1,017,618)
Other income	73,326	528,013	113,710

Consolidated income (loss) before income taxes	$3,773,595	$(2,545,063)	$3,571,780

Identifiable assets:
Total segment identifiable assets	$59,507,503	$63,949,914	$71,559,199
Elimination of intersegment assets	—	—	—

Total consolidated assets	$59,507,503	$63,949,914	$71,559,199

10.     Restructuring Charge, Asset Impairment Charge and Other Charges

In the third quarter of 2001, the Company recorded charges related to a restructuring and profitability enhancement plan. This plan was implemented to effectuate certain key initiatives including plant and office consolidations, headcount reductions, asset impairment issues and a general response to a deteriorating economic environment. The pre-tax charge resulting from these actions was $6.1 million ($4.3 million after-tax or $0.44 per share on a basic and diluted basis.) The charge related to approximately $3.1 million from asset impairments including goodwill, facility and equipment write-downs. The Company recorded charges for restructuring and other special charges of $3.0 million comprised primarily of severance payments, charge-offs related to duplicative facility leases, increases in allowance for doubtful accounts and inventory obsolescence and valuation reserves, costs related to the impairment of the Company’s information systems hardware and software, charges related to termination and related fees of a pension plan of an acquired Company, and other charges and expenses related to plant consolidations and restructuring.

As a result of the Company’s restructuring plan, approximately 35 employees were terminated from the Company primarily as a result of plant and office consolidations at the Company’s Carolina Cut Sheets operation, Chapman Printing Lexington location and the Garrison Brewer division of Stationers. In addition, the Company anticipates the

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

elimination of additional positions resulting from retirements and normal attrition within the next twelve to eighteen months. As of October 31, 2001, 35 employees were notified of their termination and one retired position was eliminated.

The cash and non-cash elements of the Company’s restructuring charge, asset impairment charge, and other unusual charges approximated $1.5 million in cash and $4.6 million non-cash. The charges are classified on the statement of operations as components of operating income. Inventory obsolescence and valuation reserves are classified as a component of cost of sales. The printing segment charges approximated $3.5 million consisting of goodwill write-downs of $779,000, facilities and equipment write-downs of $235,000, severance costs of $51,000, inventory obsolescence and valuation reserves of $978,000 and restructuring and other charges of $1,457,000. The office products and furniture segment charges approximated $2.6 million consisting of goodwill write-downs of $1,611,000, facilities write-downs of $436,000, severance costs of $4,000 and restructuring and other charges of $541,000. Details of the approximated charges are as follows as of October 31, 2002:

	Utilized

	Original			Balance at
	Accrual	Cash	Noncash	October 31, 2002

Write-down of goodwill, facilities and equipment	$3,060,000	$168,000	$2,892,000	$—
Employee severance and termination benefits	55,000	25,000	—	30,000
Inventory obsolescence and valuation reserves	978,000	—	978,000	—
Restructuring and other charges	1,998,000	797,000	768,000	433,000

Total	$6,091,000	$990,000	$4,638,000	$463,000

11. Fair Value of Financial Instruments

     The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. The fair value of long-term debt was estimated using discounted cash flows and it approximates their carrying value.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Quarterly Results of Operations (unaudited)

     The following is a summary of the quarterly results of operations for the years ended October 31, 2002 and 2001.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter (1)	Quarter

Revenues
2002	$29,791,000	$30,669,000	$30,848,000	$31,576,000
2001	$31,921,000	$30,772,000	$30,237,000	$32,214,000

Gross Profit
2002	$8,303,000	$9,034,000	$8,441,000	$8,855,000
2001	$8,730,000	$9,219,000	$7,573,000	$9,145,000

Net income (loss)
2002	$258,000	$751,000	$253,000	$946,000
2001	$279,000	$938,000	$(4,246,000)	$847,000

Earnings (loss) per share
Basic
2002	$0.03	$0.08	$0.03	$0.10
2001	$0.03	$0.10	$(0.44)	$0.09

Diluted
2002	$0.03	$0.08	$0.03	$0.10
2001	$0.03	$0.10	$(0.44)	$0.09

Weighted Average
Shares Outstanding
Basic
2002	9,714,000	9,714,000	9,714,000	9,714,000
2001	9,714,000	9,714,000	9,714,000	9,714,000

Diluted
2002	9,725,000	9,737,000	9,728,000	9,716,000
2001	9,714,000	9,714,000	9,714,000	9,714,000

(1)	Includes the third quarter 2001 restructuring, asset impairment and other charges (See Note 10)

Champion Industries, Inc. and Subsidiaries

Schedule II

Valuation and Qualifying Accounts

Years Ended October 31, 2002, 2001 and 2000

				Additions
	Balance at	Balances of		charged to		Balance
	Beginning	acquired		costs and		at end
Description	of period	Companies		Expenses (2)	Deductions (1)	of period

2002

Allowance for doubtful accounts	$1,432,304	$	—	$363,328	$(398,141)	$1,397,491

2001

Allowance for doubtful accounts	$1,508,536	$	65,000	$1,214,784	$(1,356,016)	$1,432,304

2000

Allowance for doubtful accounts	$1,448,034	$	7,500	$412,420	$(359,418)	$1,508,536

(1)	Uncollectable accounts written off, net of recoveries

(2)	In 2001, $509,042 was charged to expense relating to the Company’s restructuring and profitability enhancement plan.