Form 10-K/A
period 2002-10-31
CHAMPION INDUSTRIES INC
filed 2003-02-18
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
AMENDMENT No. 1

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-21084

CHAMPION INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

West Virginia (State or other jurisdiction of incorporation or organization)	55-0717455 (I.R.S. Employer Identification No.)

2450 First Avenue P.O. Box 2968 Huntington, West Virginia (Address of Principal Executive Offices)	25728 (Zip Code)

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

[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ ] No [x]

The aggregate market value of the voting stock of the registrant held by non-affiliates as of January 10, 2003, was $14,703,893 of Common Stock, $1.00 par value. The outstanding common stock of the Registrant at the close of business on January 10, 2003 consisted of 9,713,913 shares of Common Stock, $1.00 par value.

Total number of pages including cover page — 16

DOCUMENTS INCORPORATED BY REFERENCE: Annual Report on Form 10-K for fiscal year ended October 31, 2002, filed on January 24, 2003 is incorporated by reference. Portions of the registration statement on Form S-2/A No. 333-47585, filed on March 16, 1998, are incorporated by reference into Part IV, Item 14. Portions of the Registrant’s definitive proxy statement dated February 14, 2003 with respect to its Annual Meeting of Shareholders to be held on March 17, 2003 are incorporated by reference into Part III, Items 10-13. Exhibit Index located on pages 13 — 16.

Explanatory Note

Champion Industries, Inc. hereby amends its Form 10-K for the year ended October 31, 2002, filed on January 24, 2003, by amending Part III, Item 12, to reflect in Item 12 the information with respect to equity compensation plan information required by Item 201 (d) of Regulation S-K rather than incorporate same by reference, and to correct cross references to page numbers of its proxy statement in Part III, Items 10 through 13.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the directors of the Company is contained on pages 3 through 5 and page 15 of the Company’s definitive Proxy Statement, dated February 14, 2003, with respect to the Annual Meeting of Shareholders to be held on March 17, 2003, filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 11 — EXECUTIVE COMPENSATION

     The information called for by this Item is contained on pages 8 through 12 of the Company’s definitive Proxy Statement, dated February 14, 2003, with respect to the Annual Meeting of Shareholders to be held on March 17, 2003, filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Certain of the information called for by this Item is contained on pages 6 through 8 of the Company’s definitive Proxy Statement, dated February 14, 2003, with respect to the Annual Meeting of Shareholders to be held on March 17, 2003, filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference. Information with respect to securities authorized for issuance under equity compensation plans appears below.

Equity Compensation Plan Information

     The following table gives information about Company common stock that may be issued upon the exercise of options under the Company’s only existing equity compensation plan, the 1993 Stock Option Plan, as of October 31, 2002.

(c) Number of
Securities Remaining
	(a) Number of		Available for Future
	Securities to be		Issuance Under
	Issued Upon Exercise	(b) Weighted Average	Equity Compensation
	of Outstanding	Exercise Price of	Plans (Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected
Plan Category	and Rights	Warrants and Rights	In Column (a))
Equity Compensation Plans Approved by Shareholders	230,000	$5.41	532,939

Total	230,000	$5.41	532,939

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item is contained on pages 13 and 14 of the Company’s definitive Proxy Statement, dated February 14, 2003, with respect to the Annual Meeting of Shareholders to be held on March 17, 2003, filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

3.     EXHIBITS

Number	Description	Reference

(99.1)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Marshall T. Reynolds	Exhibit 99.1	Page Exhibit 99.1-p1

(99.2)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Todd R. Fry	Exhibit 99.2	Page Exhibit 99.2-p1

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

Date: February 17, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE AND TITLE	DATE

Robert H. Beymer, Director	February 17, 2003

/s/ Philip E. Cline Philip E. Cline, Director	February 17, 2003

/s/ Harley F. Mooney, Jr. Harley F. Mooney, Jr., Director	February 17, 2003

Todd L. Parchman, Director	February 17, 2003

/s/ A. Michael Perry A. Michael Perry, Director	February 17, 2003

/s/ Marshall T. Reynolds Marshall T. Reynolds, Director	February 17, 2003

/s/ Neal W. Scaggs Neal W. Scaggs, Director	February 17, 2003

/s/ Glenn W. Wilcox, Sr. Glenn W. Wilcox, Sr., Director	February 17, 2003

CERTIFICATIONS

     I, Marshall T. Reynolds, Chairman of the Board of Directors and Chief Executive Officer of Champion Industries, Inc., certify that:

     1.     I have reviewed this annual report on Form 10-K/A of Champion Industries, Inc.;

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

Date:	February 17, 2003	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chairman of the Board of Directors and
Chief Executive Officer

CERTIFICATIONS

     I, Todd R. Fry, Vice President and Chief Financial Officer of Champion Industries, Inc., certify that:

     1.     I have reviewed this annual report on Form 10-K/A of Champion Industries, Inc.;

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

Date:	February 17, 2003	/s/ Todd R. Fry
Todd R. Fry
Vice President and Chief Financial Officer

CERTIFICATIONS

     I, Kirby J. Taylor, President and Chief Operating Officer of Champion Industries, Inc., certify that:

     1.     I have reviewed this annual report on Form 10-K/A of Champion Industries, Inc.;

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

Date:	February 17, 2003	/s/ Kirby J. Taylor
Kirby J. Taylor
President and Chief Operating Officer