Form 10-Q
period 2003-01-31
CHAMPION INDUSTRIES INC
filed 2003-03-17
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended January 31, 2003	Commission File No. 0-21084

Champion Industries, Inc.
 (Exact name of Registrant as specified in its charter)

West Virginia (State or other jurisdiction of incorporation or organization)	55-0717455 (I.R.S. Employer Identification No.)

2450-90 1st Avenue
P.O. Box 2968
Huntington, WV 25728

(Address of principal executive offices)
(Zip Code)

(304) 528-2700

(Registrant’s telephone number,
including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐.

9,713,913 shares of common stock of the Registrant were outstanding at January 31, 2003.

Champion Industries, Inc.

INDEX

Page No.
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Operations	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3a. Quantitative and Qualitative Disclosure About Market Risk	17

Item 4. Controls and Procedures	17

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	18

Signatures	19

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

ASSETS	January 31,	October 31,
	2003	2002

Current assets:
Cash and cash equivalents	$2,951,405	$4,507,139
Accounts receivable, net of allowance of $1,309,000 and $1,397,000	17,431,047	18,546,989
Inventories	11,511,567	11,427,581
Income tax refund	—	—
Other current assets	2,209,541	1,745,563
Deferred income tax assets	1,027,059	1,027,059

Total current assets	35,130,619	37,254,331

Property and equipment, at cost:
Land	1,028,372	1,028,372
Buildings and improvements	6,156,753	6,120,122
Machinery and equipment	36,663,861	36,362,178
Equipment under capital leases	983,407	983,407
Furniture and fixtures	2,882,492	2,872,212
Vehicles	3,176,141	3,082,258

	50,891,026	50,448,549
Less accumulated depreciation	(32,358,555)	(31,442,360)

	18,532,471	19,006,189

Cash surrender value of officers’ life insurance	924,534	947,955
Goodwill	1,725,941	1,725,941
Other assets	548,803	573,087

	3,199,278	3,246,983

Total assets	$56,862,368	$59,507,503

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY	January 31,	October 31,
	2003	2002

Current liabilities:
Accounts payable	$2,829,707	$3,258,095
Accrued payroll	1,375,770	2,004,046
Taxes accrued and withheld	1,167,373	1,416,900
Accrued income taxes	344,938	873,136
Accrued expenses	788,303	819,234
Current portion of long-term debt:
Notes payable	2,657,571	2,615,422
Capital lease obligations	198,678	195,035

Total current liabilities	9,362,340	11,181,868
Long-term debt, net of current portion:
Notes payable, term	904,063	1,445,837
Capital lease obligations	307,970	359,027
Other liabilities	428,441	429,842
Deferred income tax liability	3,225,119	3,225,119

Total liabilities	14,227,933	16,641,693

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,713,913 shares issued and outstanding	9,713,913	9,713,913
Additional paid-in capital	22,242,047	22,242,047
Retained earnings	10,678,475	10,909,850

Total shareholders’ equity	42,634,435	42,865,810

Total liabilities and shareholders’ equity	$56,862,368	$59,507,503

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	January 31,
	2003	2002

Revenues:
Printing	$22,606,647	$22,857,609
Office products and office furniture	6,012,294	6,932,933

Total revenues	28,618,941	29,790,542

Cost of sales:
Printing	16,533,926	16,527,470
Office products and office furniture	4,167,266	4,959,980

Total cost of sales	20,701,192	21,487,450

Gross profit	7,917,749	8,303,092

Selling, general and administrative expenses	7,455,685	7,784,287

Income from operations	462,064	518,805
Other income (expense):
Interest income	1,452	6,513
Interest expense	(52,024)	(112,454)
Other	25,524	30,120

	(25,048)	(75,821)

Income before income taxes	437,016	442,984
Income tax expense	(182,700)	(185,354)

Net income	$254,316	$257,630

Earnings per share
Basic	$0.03	$0.03

Diluted	$0.03	$0.03

Weighted average shares outstanding:

Basic	9,714,000	9,714,000

Diluted	9,730,000	9,725,000

Dividends per share	$0.05	$0.05

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	January 31,
	2003	2002

Cash flows from operating activities:
Net income	$254,316	$257,630
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,006,795	1,048,161
Gain on sale of assets	(1,677)	(5,055)
Increase in deferred compensation	3,575	4,468
Bad debt expense	66,700	187,415
Changes in assets and liabilities:
Accounts receivable	1,049,242	1,592,944
Inventories	(83,986)	283,443
Other current assets	(463,978)	(1,311,963)
Accounts payable	(428,386)	(1,393,295)
Accrued payroll	(628,276)	(521,681)
Taxes accrued and withheld	(249,527)	87,062
Income taxes	(528,198)	156,382
Accrued expenses	(30,931)	(65,886)
Other liabilities	(4,976)	(5,727)

Net cash (used in) provided by operating activities	(39,307)	313,898

Cash flows from investing activities:
Purchases of property and equipment	(472,462)	(762,352)
Proceeds from sales of property	37,527	20,764
Decrease in cash surrender value life insurance	24,284	11,311
Other assets	23,421	(6,269)

Net cash used in investing activities	(387,230)	(736,546)

Cash flows from financing activities:
Proceeds from term debt and leases	122,500	—
Principal payments on long-term debt	(766,004)	(940,543)
Dividends paid	(485,693)	(485,694)

Net cash used in financing activities	(1,129,197)	(1,426,237)

Net increase (decrease) in cash	(1,555,734)	(1,848,885)
Cash and cash equivalents, beginning of period	4,507,139	5,764,716

Cash and cash equivalents, end of period	$2,951,405	$3,915,831

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation and Business Operations

The foregoing financial information has been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 2002, and related notes thereto contained in Champion Industries, Inc.’s Form 10-K dated January 25, 2003. The accompanying interim financial information is unaudited. The balance sheet information as of October 31, 2002 was derived from our audited financial statements.

2.  Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options was 16,000 and 11,000 shares for the three months ended January 31, 2003 and 2002.

3.  Inventories

Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

Inventories consisted of the following:

	January 31,	October 31,
	2003	2002

Printing:
Raw materials	$2,500,587	$2,421,973
Work in process	1,854,085	1,795,796
Finished goods	4,070,487	3,942,518
Office products and office furniture	3,086,408	3,267,294

	$11,511,567	$11,427,581

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

4.  Long-Term Debt

Long-term debt consisted of the following:

	January 31,	October 31,
	2003	2002

Unsecured term note payable	$2,232,306	$2,678,733
Installment notes payable to banks	1,329,328	1,382,526
Capital lease obligations	506,648	554,062

	4,068,282	4,615,321
Less current portion	2,856,249	2,810,457

Long-term debt, net of current portion	$1,212,033	$1,804,864

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at interest rates at LIBOR plus 1% to 1.5%. This line of credit expires in March 2005 and contains certain restrictive financial covenants. There were no borrowings outstanding under this facility at January 31, 2003.

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in April 2004 and contains certain financial covenants. There were no borrowings outstanding under this facility at January 31, 2003.

The Company’s non-cash activities for the three months ended January 31, 2003 and 2002 included vehicle purchases of approximately $96,000 and $165,000 which were financed by a bank.

5.  Shareholders’ Equity

The Company paid a dividend of five cents per share on December 28, 2002 to stockholders of record on December 4, 2002. Also, the Company declared a dividend of five cents per share to be paid on March 24, 2003 to stockholders of record on March 7, 2003.

6.  Related Party Transaction

In the first quarter of 2002, the Company made a deposit to purchase a fractional ownership in an aircraft from an entity controlled by its Chief Executive Officer for approximately $1.2 million of which $875,000 had been paid as of January 31, 2003.

The Company had previously anticipated the transaction to be completed during the fourth quarter of 2002. The Company’s Board of Directors further evaluated the transaction, and prior to its completion determined that it would be in the Company’s best interests to rescind the transaction. Therefore, the transaction has been terminated and a full refund of the deposit has been made.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

7.  Commitments and Contingencies

The Company entered into a Sale and Purchase Agreement in February 2003 to purchase a building in Baton Rouge, Louisiana for an aggregate purchase price of $1.8 million. The Company anticipates the transaction to close in the second quarter of 2003 subject to normal and customary due diligence and closing requirements.

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

8.  New Accounting Pronouncements and Significant Accounting Policy Updates

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

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

     The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002, respectively: risk-free interest rates of 3.97% and 3.91%; dividend yields of 7.22% and 8.03%; volatility factors of the expected market price of the Company’s common stock of 46.4% and 45.4%; and a weighted-average expected life of the option of 4 years.

     The following pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is expensed in the year granted since the options vest immediately. The Company’s pro forma information for the quarters ended January 31 are as follows:

	Quarter Ended January 31

	2003	2002

Net Income, as reported	$254,316	$257,630
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	47,200	38,704

Pro Forma net income	$207,116	$218,926

Earnings per share:
Basic, as reported	$0.03	$0.03
Basic, pro forma	0.02	0.02
Diluted, as reported	$0.03	$0.03
Diluted, pro forma	0.02	0.02

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

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

The cash and non-cash elements of the Company’s restructuring charge, asset impairment charge, and other unusual charges approximated $1.5 million in cash and $4.6 million non-cash. The printing segment charges approximated $3.5 million and the office products and furniture segment charges approximated $2.6 million. Details of the approximated charges and the status of the related obligations are as follows as of January 31, 2003:

	Utilized
				Ended balance
	Original accrual	Cash	Noncash	January 31, 2003

Write-down of goodwill, facilities and equipment	$3,060,000	$168,000	$2,892,000	$—
Employee severance and termination benefits	55,000	25,000	—	30,000
Inventory obsolescence and valuation reserves	978,000	—	978,000	—
Restructuring and other charges	1,998,000	834,000	768,000	396,000

Total	$6,091,000	$1,027,000	$4,638,000	$426,000

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

The table below presents information about reported segments for the three months ended January 31:

		Office Products
2003 Quarter 1	Printing	& Furniture	Total

Revenues	$25,234,276	$7,218,148	$32,452,424
Elimination of intersegment revenue	(2,627,629)	(1,205,854)	(3,833,483)

Consolidated revenues	$22,606,647	$6,012,294	$28,618,941

Operating income	474,423	(12,359)	462,064
Depreciation & amortization	973,645	33,150	1,006,795
Capital expenditures	534,537	34,390	568,927
Identifiable assets	47,381,901	9,480,467	56,862,368

		Office Products
2002 Quarter 1	Printing	& Furniture	Total

Revenues	$25,086,308	$7,730,357	$32,816,665
Elimination of intersegment revenue	(2,228,699)	(797,424)	(3,026,123)

Consolidated revenues	$22,857,609	$6,932,933	$29,790,542

Operating income	418,746	100,059	518,805
Depreciation & amortization	1,015,718	32,443	1,048,161
Capital expenditures	1,786,469	15,845	1,802,314
Identifiable assets	52,875,180	8,176,030	61,051,210

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

A reconciliation of total segment revenues and of total segment operating income to income before income taxes, for the three months ended January 31, 2003 and 2002, is as follows:

	Three months
	2003	2002

Revenues:
Total segment revenues	$32,452,424	$32,816,665
Elimination of intersegment revenue	(3,833,483)	(3,026,123)

Consolidated revenue	$28,618,941	$29,790,542

Operating Income:
Total segment operating income	$462,064	$518,805

Interest income	1,452	6,513

Interest expense	(52,024)	(112,454)

Other income	25,524	30,120

Consolidated income before income taxes	$437,016	$442,984

Identifiable assets:
Total segment identifiable assets	$56,862,368	$61,051,210
Elimination of intersegment assets	—	—

Total consolidated assets	$56,862,368	$61,051,210

Champion Industries, Inc. and Subsidiaries

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Consolidated Income Statements as a percentage of total revenues.

	Three Months Ended January 31,
	2003		2002

	($ in thousands)
Revenues:
Printing	$22,607	79.0%	$22,858	76.7%
Office products and office furniture	6,012	21.0	6,933	23.3

Total revenues	28,619	100.0	29,791	100.0

Cost of sales:
Printing	16,534	57.8	16,528	55.5
Office products and office furniture	4,167	14.5	4,960	16.6

Total cost of sales	20,701	72.3	21,488	72.1

Gross profit	7,918	27.7	8,303	27.9
Selling, general and administrative expenses	7,456	26.1	7,784	26.1

Income from operations	462	1.6	519	1.8

Interest income	1	0.0	6	0.0
Interest expense	(52)	(0.2)	(112)	(0.4)
Other income	26	0.1	30	0.1

Income before taxes	437	1.5	443	1.5
Income taxes	(183)	(0.6)	(185)	(0.6)

Net income	$254	0.9%	$258	0.9%

Three Months Ended January 31, 2003 Compared to Three Months Ended January 31, 2002

Revenues

Total revenues decreased 3.9% in the first quarter of 2003 compared to the same period in 2002 from $29.8 million to $28.6 million. Printing revenue decreased 1.1% in the first quarter of 2003 to $22.6 million from $22.9 million in the first quarter of 2002. Office products and office furniture revenue decreased 13.3% in the first quarter of 2003 to $6.0 million from $6.9 million in the first quarter of 2002. The revenue decrease was primarily attributable to an industry-wide slow down in office furniture sales, with office furniture sales down approximately $1.0 million.

Cost of Sales

Total cost of sales decreased 3.7% in the first quarter of 2003 to $20.7 million from $21.5 million in the first quarter of 2002. Printing cost of sales in the first quarter of 2003 were flat with the prior year but increased as a percentage of printing sales from 72.3% in 2002 to 73.1% in 2003 primarily due to increased labor costs. Office products and office furniture cost of sales decreased 16.0% or approximately $793,000 in 2003 to $4.2 million from $5.0 million in 2002. The decrease in office

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

products and office furniture cost of sales is attributable to the lower sales discussed above and the product sales mix which enhanced gross margins for the office product & office furniture segment.

Operating Expenses

In the first quarter of 2003, selling, general and administrative expenses decreased on a gross dollar basis to $7.5 million from $7.8 million in 2002 a decrease of $329,000 or 4.2%. As a percentage of sales the expenses were flat on a quarter to quarter basis at 26.1% of total sales.

The reduction in selling, general and administrative expenses is primarily the result of personnel reductions in the office products and office furniture segment, lower bonus expense, a decrease in bad debt expense partially offset by increased insurance and information systems related costs.

Income from Operations and Other Income and Expenses

Income from operations decreased 10.9% in the first quarter of 2003 to $462,000 from $519,000 in the first quarter of 2002. This decrease is primarily the result of decreased sales partially offset by a reduction in selling, general and administrative expenses. Other expense (net), decreased approximately $51,000 due to lower total interest expense resulting from a decrease in total interest bearing debt and interest rates.

Income Taxes

The Company’s effective income tax rate was 41.8% for the first quarter of 2003 and 2002. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the first quarter of 2003 was $254,000 compared to net income of $258,000 in the first quarter of 2002. Basic and diluted earnings per share for the three months ended January 31, 2003 and 2002 were $0.03.

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

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Liquidity and Capital Resources

Net cash used in operations for the three months ended January 31, 2003, was $39,000 compared to net cash provided by operations of $314,000 during the same period in 2002. This change in net cash from operations is due primarily to timing changes in assets and liabilities including tax payments in 2003 compared to tax refunds in 2002 and a reduction of certain non-cash charges to net income including depreciation and bad debt expense.

Net cash used in investing activities for the three months ended January 31, 2003 was $387,000 compared to $736,000 during the same period in 2002. The net cash used in investing activities during the first three months of 2003 and 2002 primarily relates to equipment purchases.

Net cash used in financing activities for the three months ended January 31, 2003 was $1.1 million compared to $1.4 million during the same period in 2002. This change is primarily due to $122,500 in term debt borrowings and lower principal payments in 2003.

Working capital on January 31, 2003 was $25.8 million, a decrease of $300,000 from October 31, 2002. Management believes that working capital and operating ratios remain at acceptable levels.

The Company entered into a Sale and Purchase Agreement in February 2003 to purchase a building in Baton Rouge, Louisiana for an aggregate purchase price of $1.8 million. The Company anticipates the transaction to close in the second quarter of 2003 subject to normal and customary due diligence and closing requirements.

The Company expects that the combination of funds available from working capital, borrowings available under the Company’s credit facilities and anticipated cash flows from operations will provide sufficient capital resources for the foreseeable future. In the event the Company seeks to accelerate internal growth or make acquisitions beyond these sources, additional financing would be necessary.

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

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

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

ITEM 3a.  Quantitative and Qualitative Disclosure About Market Risk

     The Registrant is currently financing primarily with equity capital. Therefore, changes in interest rates do not have a material impact on the Company’s Financial Statements.

ITEM 4.  Controls and Procedures

     Company management, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of a date within 90 days of the filing of this quarterly report. Based on that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer completed their evaluation.

PART II – OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

a)	Exhibits:

99.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 – Marshall T. Reynolds

99.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 – Todd R. Fry

b)	The following reports on Form 8-K were filed during the quarter for which this report is filed:

None.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION INDUSTRIES, INC.

Date: March 14, 2003	/s/ Marshall T. Reynolds Marshall T. Reynolds Chief Executive Officer

Date: March 14, 2003	/s/ Kirby J. Taylor Kirby J. Taylor President and Chief Operating Officer

Date: March 14, 2003	/s/ Todd R. Fry Todd R. Fry Vice President and Chief Financial Officer

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

     3.         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

      c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

      a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

      b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.         The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ Marshall T. Reynolds Marshall T. Reynolds Chairman of the Board of Directors and Chief Executive Officer

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

     3.         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.         The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ Todd R. Fry Todd R. Fry Vice President and Chief Financial Officer

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

     3.         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.         The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ Kirby J. Taylor Kirby J. Taylor President and Chief Operating Officer