Form 10-Q
period 2003-04-30
CHAMPION INDUSTRIES INC
filed 2003-06-12
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended April 30, 2003	Commission File No. 0-21084

Champion Industries, Inc.

(Exact name of Registrant as specified in its charter)

West Virginia	55-0717455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2450-90 1st Avenue
P.O. Box 2968
Huntington, WV 25728

(Address of principal executive offices)
(Zip Code)

(304) 528-2700

(Registrant’s telephone number,
including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓   No      .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes      No   ✓.

9,713,913 shares of common stock of the Registrant were outstanding at April 30, 2003.

Champion Industries, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	April 30,	October 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$4,106,822	$4,507,139
Accounts receivable, net of allowance of $1,096,000 and $1,397,000	17,378,085	18,546,989
Inventories	11,428,791	11,427,581
Other current assets	1,111,735	1,745,563
Deferred income tax assets	1,027,059	1,027,059

Total current assets	35,052,492	37,254,331
Property and equipment, at cost:
Land	2,028,372	1,028,372
Buildings and improvements	7,238,251	6,120,122
Machinery and equipment	37,343,173	36,362,178
Equipment under capital leases	983,407	983,407
Furniture and fixtures	2,880,584	2,872,212
Vehicles	3,195,196	3,082,258

	53,668,983	50,448,549
Less accumulated depreciation	(33,277,172)	(31,442,360)

	20,391,811	19,006,189
Cash surrender value of officers’ life insurance	924,534	947,955
Goodwill	1,733,750	1,725,941
Other assets	512,244	573,087

	3,170,528	3,246,983

Total assets	$58,614,831	$59,507,503

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)
(Unaudited)

	April 30,	October 31,
	2003	2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,351,336	$3,258,095
Accrued payroll	1,363,053	2,004,046
Taxes accrued and withheld	1,257,955	1,416,900
Accrued income taxes	334,096	873,136
Accrued expenses	765,885	819,234
Current portion of long-term debt:
Notes payable	2,430,222	2,615,422
Capital lease obligations	202,391	195,035

Total current liabilities	8,704,938	11,181,868
Long-term debt, net of current portion:
Notes payable, term	2,336,126	1,445,837
Capital lease obligations	255,958	359,027
Notes payable, line of credit	1,000,000	—
Other liabilities	427,038	429,842
Deferred income tax liability	3,225,119	3,225,119

Total liabilities	15,949,179	16,641,693

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,713,913 shares issued and outstanding	9,713,913	9,713,913
Additional paid-in capital	22,242,047	22,242,047
Retained earnings	10,709,692	10,909,850

Total shareholders’ equity	42,665,652	42,865,810

Total liabilities and shareholders’ equity	$58,614,831	$59,507,503

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2003	2002	2003	2002

Revenues:
Printing	$23,904,047	$24,641,820	$46,510,694	$47,499,429
Office products and office furniture	5,425,140	6,027,208	11,437,434	12,960,141

Total revenues	29,329,187	30,669,028	57,948,128	60,459,570
Cost of sales:
Printing	17,276,671	17,486,285	33,810,597	34,013,755
Office products and office furniture	3,560,676	4,149,123	7,727,942	9,109,103

Total cost of sales	20,837,347	21,635,408	41,538,539	43,122,858

Gross profit	8,491,840	9,033,620	16,409,589	17,336,712
Selling, general and administrative expenses	7,572,601	7,660,744	15,028,285	15,445,030

Income from operations	919,239	1,372,876	1,381,304	1,891,682
Other income (expense):
Interest income	595	3,271	2,048	9,784
Interest expense	(53,416)	(118,105)	(105,440)	(230,559)
Other	21,264	26,463	46,787	56,583

	(31,557)	(88,371)	(56,605)	(164,192)

Income before income taxes	887,682	1,284,505	1,324,699	1,727,490
Income taxes	(370,769)	(533,790)	(553,469)	(719,144)

Net income	$516,913	$750,715	$771,230	$1,008,346

Earnings per share
Basic	$0.05	$0.08	$0.08	$0.10

Diluted	$0.05	$0.08	$0.08	$0.10

Weighted average shares outstanding:
Basic	9,714,000	9,714,000	9,714,000	9,714,000

Diluted	9,750,000	9,737,000	9,740,000	9,731,000

Dividends per share	$0.05	$0.05	$0.10	$0.10

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	April 30,
	2003	2002

Cash flows from operating activities:
Net income	$771,230	$1,008,346
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,026,944	2,074,096
Gain on sale of assets	(4,450)	(6,341)
Increase in deferred compensation	7,149	8,936
Bad debt expense	(16,466)	244,029
Changes in assets and liabilities:
Accounts receivable	1,185,370	1,235,805
Inventories	(1,210)	252,371
Other current assets	633,828	(329,450)
Accounts payable	(906,757)	(1,192,569)
Accrued payroll	(640,993)	(429,312)
Taxes accrued and withheld	(158,945)	101,833
Income taxes	(539,040)	382,709
Accrued expenses	(53,349)	(365,574)
Other liabilities	(9,953)	(11,121)

Net cash provided by operating activities	2,293,358	2,973,758
Cash flows from investing activities:
Purchases of property and equipment	(1,953,099)	(1,979,278)
Proceeds from sales of property	81,448	45,764
Decrease in other assets	53,034	26,072
Decrease (increase) in cash surrender value life insurance	23,421	(58,103)

Net cash used in investing activities	(1,795,196)	(1,965,545)
Cash flows from financing activities:
Borrowings on line of credit	1,500,000	500,000
Payments on line of credit	(500,000)	—
Proceeds from term debt and leases	572,550	—
Principal payments on long-term debt	(1,499,639)	(1,837,772)
Dividends paid	(971,390)	(971,390)

Net cash used in financing activities	(898,479)	(2,309,162)

Net decrease in cash	(400,317)	(1,300,949)
Cash and cash equivalents, beginning of period	4,507,139	5,764,716

Cash and cash equivalents, end of period	$4,106,822	$4,463,767

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

April 30, 2003

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

Certain prior-year amounts have been reclassified to conform to the current year Financial Statement presentation.

2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options was 36,000 and 26,000 shares for the three and six months ended April 30, 2003 and 23,000 and 17,000 shares for the three and six months ended April 30, 2002.

3. Inventories

Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

Inventories consisted of the following:

	April 30,	October 31,
	2003	2002

Printing:
Raw materials	$2,450,301	$2,421,973
Work in process	1,816,800	1,795,796
Finished goods	3,988,631	3,942,518
Office products and office furniture	3,173,059	3,267,294

	$11,428,791	$11,427,581

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

4. Long-Term Debt

Long-term debt consisted of the following:

	April 30,	October 31,
	2003	2002

Unsecured term note payable	$1,785,877	$2,678,733
Installment notes payable to banks	2,980,471	1,382,526
Capital lease obligations	458,349	554,062

	5,224,697	4,615,321
Less current portion	2,632,613	2,810,457

Long-term debt, net of current portion	$2,592,084	$1,804,864

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at interest rates at LIBOR plus 1% to 1.5%. This line of credit expires in March 2005 and contains certain restrictive financial covenants. There was $1,000,000 outstanding under this facility at April 30, 2003.

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in April 2004 and contains certain financial covenants. There were no borrowings outstanding under this facility at April 30, 2003.

The Company’s non-cash activities for the six months ended April 30, 2003 and 2002 included vehicle purchases of approximately $96,000 and $165,000, which were financed by a bank and for the six months ended April 30, 2003 the purchase of a building in Baton Rouge, Louisiana of which $1,440,000 of the purchase price was financed by a bank.

5. Shareholders’ Equity

The Company paid a dividend of five cents per share on March 24, 2003 to stockholders of record on March 7, 2003. Also, the Company declared a dividend of five cents per share to be paid on June 23, 2003 to stockholders of record on June 6, 2003.

6. Commitments and Contingencies

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

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

7. New Accounting Pronouncements and Significant Accounting Policy Updates

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (Statement No. 146), which supercedes EITF No. 94-3, “Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity.” Statement 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a significant impact on the Company’s financial statements.

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

The following pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is expensed in the year granted since the options vest immediately. The Company’s pro forma information for the quarters and six months ended April 30 are as follows:

	Three Months Ended		Six Months Ended
	April 30		April 30

	2003	2002	2003	2002

Net Income, as reported	$516,913	$750,715	$771,230	$1,008,346
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	—	—	47,200	38,704

Pro Forma net income	$516,913	$750,715	$724,030	$969,642

Earnings per share:
Basic, as reported	$0.05	$0.08	$0.08	$0.10
Basic, pro forma	0.05	0.08	0.07	0.10
Diluted, as reported	$0.05	$0.08	$0.08	$0.10
Diluted, pro forma	0.05	0.08	0.07	0.10

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

normal attrition within the next twelve to eighteen months. As of October 31, 2001 35 employees were notified of their termination and one retired position was eliminated.

The cash and non-cash elements of the Company’s restructuring charge, asset impairment charge, and other unusual charges approximated $1.5 million in cash and $4.6 million non-cash. The printing segment charges approximated $3.5 million and the office products and furniture segment charges approximated $2.6 million. Details of the approximated charges and the status of the related obligations are as follows as of April 30, 2003:

		Utilized
				Ended balance
	Original accrual	Cash	Noncash	April 30, 2003

Write-down of goodwill, facilities and equipment	$3,060,000	$168,000	$2,892,000	$—
Employee severance and termination benefits	55,000	25,000	—	30,000
Inventory obsolescence and valuation reserves	978,000	—	978,000	—
Restructuring and other charges	1,998,000	871,000	768,000	359,000

Total	$6,091,000	$1,064,000	$4,638,000	$389,000

9.  Industry Segment Information

The Company operates principally in two industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms) and the sale of office products and office furniture including interior design services.

The table below presents information about reported segments for the three and six months ended April 30:

		Office Products
2003 Quarter 2	Printing	& Furniture	Total

Revenues	$26,372,039	$6,666,610	$33,038,649
Elimination of intersegment revenue	(2,467,992)	(1,241,470)	(3,709,462)

Consolidated revenues	$23,904,047	$5,425,140	$29,329,187

Operating income	797,482	121,757	919,239
Depreciation & amortization	983,395	36,754	1,020,149
Capital expenditures	2,895,686	24,951	2,920,637
Identifiable assets	49,339,095	9,275,736	58,614,831
Goodwill	1,447,308	286,442	1,733,750

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

		Office Products
2002 Quarter 2	Printing	& Furniture	Total

Revenues	$26,845,993	$6,780,896	$33,626,889
Elimination of intersegment revenue	(2,204,173)	(753,688)	(2,957,861)

Consolidated revenues	$24,641,820	$6,027,208	$30,669,028

Operating income	1,185,996	186,880	1,372,876
Depreciation & amortization	1,010,007	15,928	1,025,935
Capital expenditures	297,715	44,211	341,926
Identifiable assets	50,222,660	10,807,031	61,029,691
Goodwill	1,062,926	286,442	1,349,368

		Office Products
2003 Year to date	Printing	& Furniture	Total

Revenues	$51,606,315	$13,884,759	$65,491,074
Elimination of intersegment revenue	(5,095,621)	(2,447,325)	(7,542,946)

Consolidated revenues	$46,510,694	$11,437,434	$57,948,128

Operating income	1,271,906	109,398	1,381,304
Depreciation & amortization	1,957,040	69,904	2,026,944
Capital expenditures	3,430,224	59,341	3,489,565
Identifiable assets	49,339,095	9,275,736	58,614,831
Goodwill	1,447,308	286,442	1,733,750

		Office Products
2002 Year to date	Printing	& Furniture	Total

Revenues	$51,932,301	$14,511,253	$66,443,554
Elimination of intersegment revenue	(4,432,872)	(1,551,112)	(5,983,984)

Consolidated revenues	$47,499,429	$12,960,141	$60,459,570

Operating income	1,604,743	286,939	1,891,682
Depreciation & amortization	2,025,725	48,371	2,074,096
Capital expenditures	2,084,184	60,056	2,144,240
Identifiable assets	50,222,660	10,807,031	61,029,691
Goodwill	1,062,926	286,442	1,349,368

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

A reconciliation of total segment revenues and of total segment operating income to income before income taxes, for the three and six months ended April 30, 2003 and 2002, is as follows:

	Three months		Six months
	2003	2002	2003	2002

Revenues:
Total segment revenues	$33,038,649	$33,626,889	$65,491,074	$66,443,554
Elimination of intersegment revenue	(3,709,462)	(2,957,861)	(7,542,946)	(5,983,984)

Consolidated revenue	$29,329,187	$30,669,028	$57,948,128	$60,459,570

Operating Income:
Total segment operating income	$919,239	$1,372,876	$1,381,304	$1,891,682
Interest income	595	3,271	2,048	9,784
Interest expense	(53,416)	(118,105)	(105,440)	(230,559)
Other income	21,264	26,463	46,787	56,583

Consolidated income before income taxes	$887,682	$1,284,505	$1,324,699	$1,727,490

Identifiable assets:
Total segment identifiable assets	$58,614,831	$61,029,691	$58,614,831	$61,029,691
Elimination of intersegment assets	—	—	—	—

Total consolidated assets	$58,614,831	$61,029,691	$58,614,831	$61,029,691

Champion Industries, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Consolidated Income Statements as a percentage of total revenues.

	Percentage of Total Revenues
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2003	2002	2003	2002

Revenues:
Printing	81.5%	80.3%	80.3%	78.6%
Office products and office furniture	18.5	19.7	19.7	21.4

Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Printing	58.9	57.0	58.4	56.3
Office products and office furniture	12.1	13.5	13.3	15.0

Total cost of sales	71.0	70.5	71.7	71.3

Gross profit	29.0	29.5	28.3	28.7
Selling, general and administrative expenses	25.8	25.0	25.9	25.6

Income from operations	3.2	4.5	2.4	3.1
Interest income	0.0	0.0	0.0	0.1
Interest (expense)	(0.2)	(0.4)	(0.2)	(0.4)
Other income	0.1	0.1	0.1	0.1

Income before taxes	3.1	4.2	2.3	2.9
Income tax expense	(1.3)	(1.7)	(1.0)	(1.2)

Net income	1.8%	2.5%	1.3%	1.7%

Three Months Ended April 30, 2003 Compared to Three Months Ended April 30, 2002

Revenues

Total revenues decreased 4.4% in the second quarter of 2003 compared to the same period in 2002 from $30.7 million to $29.3 million. Printing revenue decreased 3.0% in the second quarter of 2003 to $23.9 million from $24.6 million in the second quarter of 2002. Office products and office furniture revenue decreased 10.0% in the second quarter of 2003 to $5.4 million from $6.0 million in the second quarter of 2002. The revenue decrease was primarily attributable to an industry-wide slowdown in office furniture sales, with office furniture sales down approximately $670,000. The reduction in printing sales was reflective of a continued sluggish market in most of the Company’s geographic regions.

Cost of Sales

Total cost of sales decreased 3.7% in the second quarter of 2003 to $20.8 million from $21.6 million in the second quarter of 2002. Printing cost of sales in the second quarter of 2003 decreased $210,000 but increased as a percentage of printing sales from 71.0% in 2002 to 72.3% in 2003 primarily due to

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

increased labor and overhead costs. Office products and office furniture cost of sales decreased 14.2% or approximately $588,000 in 2003 to $3.6 million from $4.1 million in 2002. The decrease in office products and office furniture cost of sales is attributable to the lower sales discussed above and enhanced gross margins for remaining office furniture sales.

Operating Expenses

In the first quarter of 2003, selling, general, and administrative expenses decreased on a gross dollar basis to $7.6 million from $7.7 million in 2002 a decrease of $88,000 or 1.2%. As a result of decreased sales, selling, general and administrative expenses as a percentage of sales increased to 25.8% in 2003 from 25.0% in 2002.

The reduction in selling, general and administrative expenses is primarily due to a decrease in bad debt expense resulting from a customer in bankruptcy who will pay in full and lower legal expenses, partially offset by increased insurance, information systems and payroll related costs.

Income from Operations and Other Income and Expenses

Income from operations decreased 33.0% in the second quarter of 2003 to $919,000 from $1.4 million in the second quarter of 2002. This decrease is primarily the result of decreased sales partially offset by a reduction in selling, general and administrative expenses. Other expense (net), decreased approximately $57,000 due to lower total interest expense resulting from a decrease in total interest bearing debt.

Income Taxes

The Company’s effective income tax rate was 41.8% for the second quarter of 2003 and 41.6% for the second quarter of 2002. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the second quarter of 2003 was $517,000 compared to net income of $751,000 in the second quarter of 2002. Basic and diluted earnings per share for the three months ended April 30, 2003 and 2002 were $0.05 and $0.08.

Six Months Ended April 30, 2003 Compared to Six Months Ended April 30, 2002

Revenues

Total revenues decreased 4.2% in the first six months of 2003 compared to the same period in 2002 to $57.9 million from $60.5 million. Printing revenue decreased 2.1% in the six month period ended April 30, 2003 to $46.5 million from $47.5 million in the same period in 2002. Office products and office furniture revenue decreased 11.7% in the six month period ended April 30, 2003 to $11.4 million from $13.0 million in the same period in 2002. The revenues in the printing and office products and office furniture segment decreased primarily due to an overall sluggish market in most of the geographic regions served by the Company. Office furniture sales accounted for $1.6 million of the total sales decrease or 65%.

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Cost of Sales

Total cost of sales decreased 3.7% in the six months ended April 30, 2003 to $41.5 million from $43.1 million in the six months ended April 30, 2002. Printing cost of sales decreased 0.6% in the six months ended April 30, 2003 to $33.8 million from $34.0 million in the six months ended April 30, 2002, due primarily to the decrease in printing sales noted above. The printing cost of sales decrease was partially offset by increased labor and overhead costs. Office products and office furniture cost of sales decreased 15.2% in the six months ended April 30, 2003 to $7.7 million from $9.1 million in the six months ended April 30, 2002. The decrease in office products and office furniture cost of sales is attributable to a decrease in office products and office furniture sales coupled with enhanced gross margins for remaining furniture sales.

Operating Expenses

During the six months ended April 30, 2003 compared to the same period in 2002, selling, general and administrative expenses increased slightly as a percentage of sales to 25.9% from 25.6%. Total selling, general and administration expensed decreased $417,000 primarily as a result of decreases in payroll expenses, bad debt expense and telecommunication expenses. These decreases were offset by increases in health and other insurance related costs.

Income from Operations and Other Income and Expenses

Income from operations decreased 27.0% in the six month period ended April 30, 2003 to $1.4 million from $1.9 million in the same period of 2002. This decrease is primarily the result of lower sales partially offset by reductions in selling, general and administration expenses. Other expense decreased approximately $108,000 primarily due to lower total interest expense resulting from a decrease in interest bearing debt.

Income Taxes

The Company’s effective income tax rate was 41.8% for the six months ended April 30, 2003, up from 41.6% in the same period of 2002. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and is partially impacted by the geographic profitability mix of our operations.

Net Income

Net income for the first six months of 2003 decreased 23.5% to $771,230 from $1,008,346 in the same period of 2002 due to the reasons discussed above. Basic and diluted earnings per share for the six months ended April 30, 2003 and 2002, were $0.08 and $0.10.

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

Liquidity and Capital Resources

Net cash provided by operations for the six months ended April 30, 2003, was $2.3 million compared to net cash provided by operations of $3.0 million during the same period in 2002. This change in net cash from operations is due primarily to lower net income in 2003 and a reduction of certain non-cash charges to net income including depreciation and bad debt expense.

Net cash used in investing activities for the six months ended April 30, 2003 was $1.8 million compared to $2.0 million during the same period in 2002. The net cash used in investing activities during the first six months of 2003 and 2002 primarily relates to purchases of property and equipment.

Net cash used in financing activities for the six months ended April 30, 2003 was $898,000 compared to $2.3 million during the same period in 2002. This change is primarily due to $500,000 in additional borrowings on the Company’s line of credit, proceeds from term debt borrowings secured by equipment, and lower principal payments in 2003.

Working capital on April 30, 2003 was $26.3 million, an increase of $275,000 from October 31, 2002. Management believes that working capital and operating ratios remain at acceptable levels.

The Company purchased a building in Baton Rouge, Louisiana for an aggregate purchase price of $1.8 million in March of 2003. As a result of this transaction the Company entered into a term debt agreement with a bank for $1,440,000 of the purchase price.

Even though the Company believes that the legal contingency (See Note 6 of the Consolidated Financial Statements) that it faces will be resolved favorably, the possibility for an adverse decision on appeal is also inherent in the legal process. The Company believes that adequate liquidity is available to fund this contingency, if required.

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

Environmental Regulation

The Company is subject to the environmental laws and regulations of the United States, and the states in which it operates, concerning emissions into the air, discharges into the waterways and the generation, handling and disposal of waste materials. The Company’s past expenditures relating to environmental compliance have not had a material effect on the Company. These laws and regulations are constantly evolving, and it is impossible to predict accurately the effect they may have upon the capital expendi-

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

tures, earnings, and competitive position of the Company in the future. Based upon information currently available, management believes that expenditures relating to environmental compliance will not have a material impact on the financial position of the Company.

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

Champion Industries, Inc. and Subsidiaries

PART II – OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held March 17, 2003, the following matters were voted upon:

Fixing the number of directors at eight (8) and election of the following nominees as directors, with votes “for” and “withheld,” as well as broker non-votes, as follows:

Director	Votes “For”	Votes “Withheld”	Broker Non-votes
Robert H. Beymer	9,133,998	24,032	-0-
Philip E. Cline	9,071,646	86,384	-0-
Harley F. Mooney, Jr.	9,139,148	18,882	-0-
Todd L. Parchman	9,139,507	18,523	-0-
A. Michael Perry	9,139,007	19,023	-0-
Marshall T. Reynolds	9,077,929	80,101	-0-
Neal W. Scaggs	9,137,847	20,183	-0-
Glenn W. Wilcox, Sr.	9,141,447	16,583	-0-

Item 6. Exhibits and reports on Form 8-K

a)	Exhibits:

99.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 – Marshall T. Reynolds

99.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 – Todd R. Fry

b)	The following reports on Form 8-K were filed during the quarter for which this report is filed:

None.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION INDUSTRIES, INC.

Date: June 12, 2003	/s/ Marshall T. Reynolds Marshall T. Reynolds
Chief Executive Officer

Date: June 12, 2003	/s/ Kirby J. Taylor Kirby J. Taylor
President and Chief Operating Officer

Date: June 12, 2003	/s/ Todd R. Fry Todd R. Fry
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

Date: June 12, 2003	/s/ Marshall T. Reynolds Marshall T. Reynolds
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

Date: June 12, 2003	/s/ Todd R. Fry Todd R. Fry
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

Date: June 12, 2003	/s/ Kirby J. Taylor Kirby J. Taylor
President and Chief Operating Officer