Form 10-Q
period 2003-07-31
CHAMPION INDUSTRIES INC
filed 2003-09-12
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended July 31, 2003	Commission File No. 0-21084

Champion Industries, Inc.
(Exact name of Registrant as specified in its charter)

West Virginia	55-0717455

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.

 9,713,913 shares of common stock of the Registrant were outstanding at July 31, 2003.

Champion Industries, Inc.

INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Operations	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	15
Item 3a. Quantitative and Qualitative Disclosure About Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	20
Signatures	21

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

ASSETS	July 31,	October 31,
	2003	2002

Current assets:
Cash and cash equivalents	$3,357,158	$4,507,139
Accounts receivable, net of allowance of $1,114,000 and $1,397,000	17,847,603	18,546,989
Inventories	10,968,236	11,427,581
Income tax refund	125,289	—
Other current assets	1,148,852	1,745,563
Deferred income tax assets	1,027,059	1,027,059

Total current assets	34,474,197	37,254,331
Property and equipment, at cost:
Land	2,028,372	1,028,372
Buildings and improvements	7,241,250	6,120,122
Machinery and equipment	37,556,748	36,362,178
Equipment under capital leases	983,407	983,407
Furniture and fixtures	2,934,716	2,872,212
Vehicles	3,167,231	3,082,258

	53,911,724	50,448,549
Less accumulated depreciation	(34,110,506)	(31,442,360)

	19,801,218	19,006,189
Cash surrender value of officers’ life insurance	957,195	947,955
Goodwill and other intangible assets	1,927,982	1,725,941

Other assets	330,714	573,087

	3,215,891	3,246,983
Total assets	$57,491,306	$59,507,503

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)
(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY	July 31,	October 31,
	2003	2002

Current liabilities:
Notes payable, line of credit	$200,000	—
Accounts payable	2,628,198	$3,258,095
Accrued payroll	1,501,146	2,004,046
Taxes accrued and withheld	1,297,904	1,416,900
Accrued income taxes	—	873,136
Accrued expenses	792,340	819,234
Current portion of long-term debt:
Notes payable	2,074,164	2,615,422
Capital lease obligations	206,173	195,035

Total current liabilities	8,699,925	11,181,868
Long-term debt, net of current portion:
Notes payable	2,004,712	1,445,837
Capital lease obligations	202,975	359,027
Notes payable, line of credit	500,000	—
Other liabilities	425,636	429,842
Deferred income tax liability	3,225,119	3,225,119

Total liabilities	15,058,367	16,641,693

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,713,913 shares issued and outstanding	9,713,913	9,713,913
Additional paid-in capital	22,242,047	22,242,047
Retained earnings	10,476,979	10,909,850

Total shareholders’ equity	42,432,939	42,865,810

Total liabilities and shareholders’ equity	$57,491,306	$59,507,503

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

Revenues:
Printing	$23,258,426	$23,132,608	$69,769,120	$70,632,037
Office products and office furniture	7,340,074	7,715,023	18,777,508	20,675,164

Total revenues	30,598,500	30,847,631	88,546,628	91,307,201
Cost of sales:
Printing	17,149,495	16,802,540	50,960,092	50,816,294
Office products and office furniture	5,231,810	5,604,388	12,959,752	14,713,491

Total cost of sales	22,381,305	22,406,928	63,919,844	65,529,785

Gross profit	8,217,195	8,440,703	24,626,784	25,777,416
Selling, general and administrative expenses	7,785,835	7,943,061	22,814,119	23,388,093

Income from operations	431,360	497,642	1,812,665	2,389,323
Other income (expense):
Interest income	1,154	1,927	3,201	11,712
Interest expense	(8,208)	(84,833)	(113,648)	(315,392)
Other	8,143	15,355	54,930	71,938

	1,089	(67,551)	(55,517)	(231,742)

Income before income taxes	432,449	430,091	1,757,148	2,157,581
Income taxes	(179,466)	(177,368)	(732,935)	(896,512)

Net income	$252,983	$252,723	$1,024,213	$1,261,069

Earnings per share Basic	$0.03	$0.03	$0.11	$0.13

Diluted	$0.03	$0.03	$0.11	$0.13

Weighted average shares outstanding:
Basic	9,714,000	9,714,000	9,714,000	9,714,000

Diluted	9,756,000	9,728,000	9,745,000	9,730,000

Dividends per share	$0.05	$0.05	$0.15	$0.15

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	July 31,
	2003	2002

Cash flows from operating activities:
Net income	$1,024,213	$1,261,069
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,035,879	3,115,570
Loss on sale of assets	699	8,523
Other	10,723	13,404
Bad debt expense	123,741	404,087
Changes in assets and liabilities:
Accounts receivable	575,645	492,260
Inventories	697,228	607,643
Other current assets	596,711	(35,931)
Accounts payable	(629,895)	(1,612,796)
Accrued payroll	(502,900)	(194,380)
Taxes accrued and withheld	(118,996)	278,439
Income taxes	(998,425)	337,791
Accrued expenses	(70,613)	(338,007)
Other liabilities	(14,929)	(16,097)

Net cash provided by operating activities	3,729,081	4,321,575
Cash flows from investing activities:
Purchases of property and equipment	(2,417,433)	(1,558,792)
Deposit on asset purchase	—	(875,000)
Proceeds from sales of property	149,048	443,908
Businesses acquired, net of cash received	(415,598)	—
Goodwill additions	(7,809)	—
Decrease in other assets	242,818	26,333
Increase in cash surrender value life insurance	(9,240)	(62,103)

Net cash used in investing activities	(2,458,214)	(2,025,654)
Cash flows from financing activities:
Borrowings on line of credit	1,700,000	500,000
Payments on line of credit	(1,000,000)	(500,000)
Proceeds from term debt and leases	572,550	—
Principal payments on long-term debt	(2,236,312)	(2,787,581)
Dividends paid	(1,457,086)	(1,457,088)

Net cash used in financing activities	(2,420,848)	(4,244,669)

Net decrease in cash	(1,149,981)	(1,948,748)
Cash and cash equivalents, beginning of period	4,507,139	5,764,716

Cash and cash equivalents, end of period	$3,357,158	$3,815,968

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

July 31, 2003

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

2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options was 42,000 and 31,000 shares for the three and nine months ended July 31, 2003 and 14,000 and 16,000 shares for the three and nine months ended July 31, 2002.

3. Inventories

Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

Inventories consisted of the following:

	July 31,	October 31,
	2003	2002

Printing:
Raw materials	$2,348,707	$2,421,973
Work in process	1,741,472	1,795,796
Finished goods	3,823,256	3,942,518
Office products and office furniture	3,054,801	3,267,294

	$10,968,236	$11,427,581

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

4. Long-Term Debt

Long-term debt consisted of the following:

	July 31,	October 31,
	2003	2002

Unsecured term note payable	$1,326,558	$2,678,733
Installment notes payable to banks	2,752,318	1,382,526
Capital lease obligations	409,148	554,062

	4,488,024	4,615,321
Less current portion	2,280,337	2,810,457

Long-term debt, net of current portion	$2,207,687	$1,804,864

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at interest rates at LIBOR plus 1% to 1.5%. This line of credit expires in March 2005 and contains certain restrictive financial covenants. There was $500,000 outstanding under this facility at July 31, 2003. This facility was terminated in August 2003.

In August of 2003, the Company entered into an unsecured line of credit with another bank for borrowings to a maximum of $10,000,000 with interest payable monthly at the JP Morgan Chase prime rate. This line of credit expires July 31, 2006, and contains certain restrictive financial covenants.

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in April 2004 and contains certain financial covenants. There was $200,000 outstanding under this facility at July 31, 2003.

The Company’s non-cash activities for the nine months ended July 31, 2003 and 2002 included vehicle purchases of approximately $96,000 and $165,000, which were financed by a bank and for the nine months ended July 31, 2003 the purchase of a building in Baton Rouge, Louisiana of which $1,440,000 of the purchase price was financed by a bank.

5. Shareholders’ Equity

The Company paid a dividend of five cents per share on June 23, 2003 to stockholders of record on June 6, 2003. Also, the Company declared a dividend of five cents per share to be paid on September 22, 2003 to stockholders of record on September 5, 2003.

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

7. New Accounting Pronouncements and Significant Accounting Policy Updates

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (Statement No. 146), which supercedes EITF No. 94-3, “Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity.” Statement 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. Even though on August 1, 2003 the Company ceased production at its Baltimore, Maryland U.S. Tag production facility and consolidated production into its Huntington, West Virginia Chapman Printing facility it is not believed the adoption of this standard will have a significant impact on the Company’s financial statements.

FIN 46

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (FIN 46). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46 are effective immediately for entities with variable interests in variable interest entities (VIE) created after January 31, 2003. For public companies with variable interests in a VIE created before February 1, 2003, the interpretation is effective at the beginning of the first interim or annual reporting period beginning after June 15, 2003. Management does not believe that FIN 46 will

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

have a material impact on the Company’s financial statements; however, management continues to review the requirements and the related accounting implications.

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

The following pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is expensed in the year granted since the options vest immediately. The Company’s pro forma information for the quarters and nine months ended July 31 are as follows:

	Three Months Ended		Nine Months Ended
	July 31		July 31

	2003	2002	2003	2002

Net Income, as reported	$252,983	$252,723	$1,024,213	$1,261,069
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	—	—	47,200	38,704

Pro Forma net income	$252,983	$252,723	$977,013	$1,222,365

Earnings per share:
Basic, as reported	$0.03	$0.03	$0.11	$0.13
Basic, pro forma	0.03	0.03	0.10	0.13
Diluted, as reported	$0.03	$0.03	$0.11	$0.13
Diluted, pro forma	0.03	0.03	0.10	0.13

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

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

The cash and non-cash elements of the Company’s restructuring charge, asset impairment charge, and other unusual charges approximated $1.5 million in cash and $4.6 million non-cash. The printing segment charges approximated $3.5 million and the office products and furniture segment charges approximated $2.6 million. Details of the approximated charges and the status of the related obligations are as follows as of July 31, 2003:

Utilized

				Ended balance
	Original accrual	Cash	Noncash	July 31, 2003

Write-down of goodwill,	$3,060,000	$168,000	$2,892,000	$—
facilities and equipment
Employee severance	55,000	25,000	—	30,000
and termination benefits
Inventory obsolescence and valuation reserves	978,000	—	978,000	—
Restructuring and	1,998,000	908,000	768,000	322,000
other charges

Total	$6,091,000	$1,101,000	$4,638,000	$352,000

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

9. Industry Segment Information

The Company operates principally in two industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms) and the sale of office products and office furniture including interior design services.

The table below presents information about reported segments for the three and nine months ended July 31:

		Office Products
2003 Quarter 3	Printing	& Furniture	Total

Revenues	$25,737,829	$8,598,413	$34,336,242
Elimination of intersegment revenue	(2,479,403)	(1,258,339)	(3,737,742)

Consolidated revenues	$23,258,426	$7,340,074	$30,598,500

Operating income	224,502	206,858	431,360
Depreciation & amortization	973,400	35,535	1,008,935
Capital expenditures	407,201	57,132	464,333
Identifiable assets	47,676,732	9,814,574	57,491,306
Goodwill	1,447,308	286,442	1,733,750

		Office Products
2002 Quarter 3	Printing	& Furniture	Total

Revenues	$25,311,734	$8,715,975	$34,027,709
Elimination of intersegment revenue	(2,179,126)	(1,000,952)	(3,180,078)

Consolidated revenues	$23,132,608	$7,715,023	$30,847,631

Operating income	164,102	333,540	497,642
Depreciation & amortization	1,008,713	32,761	1,041,474
Capital expenditures	378,357	76,155	454,512
Identifiable assets	47,541,234	11,779,125	59,320,359
Goodwill	1,062,926	286,442	1,349,368

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

		Office Products
2003 Year to date	Printing	& Furniture	Total

Revenues	$77,344,144	$22,483,171	$99,827,315
Elimination of intersegment revenue	(7,575,024)	(3,705,663)	(11,280,687)

Consolidated revenues	$69,769,120	$18,777,508	$88,546,628

Operating income	1,496,409	316,256	1,812,665
Depreciation & amortization	2,955,155	80,724	3,035,879
Capital expenditures	3,837,425	116,473	3,953,898
Identifiable assets	47,676,732	9,814,574	57,491,306
Goodwill	1,447,308	286,442	1,733,750

		Office Products
2002 Year to date	Printing	& Furniture	Total

Revenues	$77,244,035	$23,227,228	$100,471,263
Elimination of intersegment revenue	(6,611,998)	(2,552,064)	(9,164,062)

Consolidated revenues	$70,632,037	$20,675,164	$91,307,201

Operating income	1,768,844	620,479	2,389,323
Depreciation & amortization	3,034,438	81,132	3,115,570
Capital expenditures	2,462,541	136,211	2,598,752
Identifiable assets	47,541,234	11,779,125	59,320,359
Goodwill	1,062,926	286,442	1,349,368

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

A reconciliation of total segment revenues and of total segment operating income to income before income taxes, for the three and nine months ended July 31, 2003 and 2002, is as follows:

	Three months		Nine months
	2003	2002	2003	2002

Revenues:
Total segment revenues	$34,336,242	$34,027,709	$99,827,315	$100,471,263
Elimination of intersegment revenue	(3,737,742)	(3,180,078)	(11,280,687)	(9,164,062)

Consolidated revenue	$30,598,500	$30,847,631	$88,546,628	$91,307,201

Operating Income:
Total segment operating income	$431,360	$497,642	$1,812,665	$2,389,323
Interest income	1,154	1,927	3,201	11,712
Interest expense	(8,208)	(84,833)	(113,648)	(315,392)
Other income	8,143	15,355	54,930	71,938

Consolidated income before income taxes	$432,449	$430,091	$1,757,148	$2,157,581

Identifiable assets:
Total segment identifiable assets	$57,491,306	$59,320,359	$57,491,306	$59,320,359
Elimination of intersegment assets	—	—	—	—

Total consolidated assets	$57,491,306	$59,320,359	$57,491,306	$59,320,359

10. Acquisitions

On July 1, 2003, the Company acquired certain assets of Pittsburgh based Integrated Marketing Solutions, the direct sales division and distributorship of Datatel Resources Corporation.

On June 18, 2003, the Company acquired certain assets of Contract Business Interiors (CBI) of Wheeling, WV pursuant to acceptance by the U.S. Bankruptcy Court for the Northern District of West Virginia. As a result of this transaction the Company also assumed certain customer deposit liabilities in the ordinary course of business.

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

		Percentage of Total Revenues

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2003	2002	2003	2002

Revenues:
Printing	76.0%	75.0%	78.8%	77.4%
Office products and office furniture	24.0	25.0	21.2	22.6

Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Printing	56.0	54.5	57.6	55.7
Office products and office furniture	17.1	18.1	14.6	16.1

Total cost of sales	73.1	72.6	72.2	73.1

Gross profit	26.9	27.4	27.8	28.2
Selling, general and administrative expenses	25.5	25.8	25.8	25.6

Income from operations	1.4	1.6	2.0	2.6
Interest income	0.0	0.0	0.0	0.1
Interest (expense)	0.0	(0.3)	(0.1)	(0.4)
Other income	0.0	0.1	0.1	0.1

Income before taxes	1.4	1.4	2.0	2.4
Income tax expense	(0.6)	(0.6)	(0.8)	(1.0)

Net income	0.8%	0.8%	1.2%	1.4%

Three Months Ended July 31, 2003 Compared to Three Months Ended July 31, 2002

Revenues

Total revenues decreased 0.8% in the third quarter of 2003 compared to the same period in 2002 from $30.8 million to $30.6 million. Printing revenue increased 0.5% in the third quarter of 2003 to $23.3 million from $23.1 million in the third quarter of 2002. Office products and office furniture revenue decreased 4.9% in the third quarter of 2003 to $7.3 million from $7.7 million in the third quarter of 2002. The revenue decrease was primarily attributable to an industry-wide slowdown in office furniture sales, with office furniture sales down approximately $500,000. The slight increase in printing sales was reflective of additional sales resulting from the purchase of certain assets of Integrated Marketing Solutions in July 2003.

Cost of Sales

Total cost of sales were flat at $22.4 million for the third quarter of 2003 and 2002, respectively. Printing cost of sales in the third quarter of 2003 increased $350,000 and increased as a percentage of

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

printing sales from 72.6% in 2002 to 73.7% in 2003 primarily due to increased labor and overhead costs and competitive market pressures. Office products and office furniture cost of sales decreased 6.7% or approximately $373,000 in 2003 to $5.2 million from $5.6 million in 2002. The decrease in office products and office furniture cost of sales is attributable to the lower sales discussed above and enhanced gross margins for remaining office furniture sales.

Operating Expenses

In the third quarter of 2003, selling, general, and administrative expenses decreased on a gross dollar basis to $7.8 million from $7.9 million in 2002 a decrease of $157,000 or 2.0%. Selling, general and administrative expenses as a percentage of sales also decreased to 25.5% in 2003 from 25.8% in 2002.

The reduction in selling, general and administrative expenses is primarily due to a decrease in bad debt expense, lower professional service related expenses, and lower payroll expense partially offset by increased insurance and information systems related costs.

Income from Operations and Other Income and Expenses

Income from operations decreased 13.3% in the third quarter of 2003 to $431,000 from $498,000 in the third quarter of 2002. This decrease is primarily the result of decreased sales and reduced gross profits partially offset by a reduction in selling, general and administrative expenses. Other income/expense (net), changed $69,000 from an expense of $68,000 in 2002 to income of $1,000 in 2003, due to lower total interest expense resulting from a decrease in total interest bearing debt and lower interest rates.

Income Taxes

The Company’s effective income tax rate was 41.5% for the third quarter of 2003 and 41.2% for the third quarter of 2002. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the third quarter of 2003 and 2002 was $253,000 respectively. Basic and diluted earnings per share for the three months ended July 31, 2003 and 2002 were $0.03.

Nine Months Ended July 31, 2003 Compared to Nine Months Ended July 31, 2002

Revenues

Total revenues decreased 3.0% in the first nine months of 2003 compared to the same period in 2002 to $88.5 million from $91.3 million. Printing revenue decreased 1.2% in the nine month period ended July 31, 2003 to $69.8 million from $70.6 million in the same period in 2002. Office products and office furniture revenue decreased 9.2% in the nine month period ended July 31, 2003 to $18.8 million from $20.7 million in the same period in 2002. The revenues in the printing and office products and office furniture segment decreased primarily due to an overall sluggish market in most of the geographic regions served by the Company. Office furniture sales accounted for $2.1 million of the total sales decrease or 76.6%.

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Cost of Sales

Total cost of sales decreased 2.5% in the nine months ended July 31, 2003 to $63.9 million from $65.5 million in the nine months ended July 31, 2002. Printing cost of sales increased 0.3% in the nine months ended July 31, 2003 to $51.0 million from $50.8 million in the nine months ended July 31, 2002, due primarily to increased labor and overhead costs and competitive market pressures. Office products and office furniture cost of sales decreased 11.9% in the nine months ended July 31, 2003 to $13.0 million from $14.7 million in the nine months ended July 31, 2002. The decrease in office products and office furniture cost of sales is attributable to a decrease in office products and office furniture sales coupled with enhanced gross margins for remaining furniture sales.

Operating Expenses

During the nine months ended July 31, 2003 compared to the same period in 2002, selling, general and administrative expenses increased slightly as a percentage of sales to 25.8% from 25.6%. Total selling, general and administration expense decreased $574,000 primarily as a result of decreases in payroll expenses, bad debt expense, professional service related expenses and telecommunication expenses. These decreases were offset by increases in health and other insurance related costs.

Income from Operations and Other Income and Expenses

Income from operations decreased 24.0% in the nine month period ended July 31, 2003 to $1.8 million from $2.4 million in the same period of 2002. This decrease is primarily the result of lower sales partially offset by reductions in selling, general and administration expenses. Other expense decreased approximately $176,000 primarily due to lower total interest expense resulting from a decrease in interest bearing debt and lower interest rates.

Income Taxes

The Company’s effective income tax rate was 41.7% for the nine months ended July 31, 2003, up from 41.6% in the same period of 2002. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and is partially impacted by the geographic profitability mix of our operations.

Net Income

     Net income for the first nine months of 2003 decreased 18.8% to $1,024,213 from $1,261,069 in the same period of 2002 due to the reasons discussed above. Basic and diluted earnings per share for the nine months ended July 31, 2003 and 2002, were $0.11 and $0.13.

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

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended July 31, 2003, was $3.7 million compared to net cash provided by operations of $4.3 million during the same period in 2002. This change in net cash from operations is due to income tax payments in 2003 and income tax refunds in 2002, resulting in part from the Company’s restructuring in the third quarter of 2001.

Net cash used in investing activities for the nine months ended July 31, 2003 was $2.5 million compared to $2.0 million during the same period in 2002. The net cash used in investing activities during the first nine months of 2003 and 2002 primarily relates to purchases and deposits for the purchase of property and equipment. In addition, in 2003 the Company utilized cash for the purchase of certain assets of Integrated Marketing Solutions and Contract Business Interiors.

Net cash used in financing activities for the nine months ended July 31, 2003 was $2.4 million compared to $4.2 million during the same period in 2002. This change is primarily due to $700,000 in additional borrowings on the Company’s line of credit, proceeds from term debt borrowings secured by equipment, and lower principal payments in 2003.

Working capital on July 31, 2003 was $25.8 million, a decrease of $298,000 from October 31, 2002. Management believes that working capital and operating ratios remain at acceptable levels.

The Company purchased a building in Baton Rouge, Louisiana for an aggregate purchase price of $1.8 million in March of 2003 in an effort to consolidate multiple facilities to one location. As a result of this transaction the Company entered into a term debt agreement with a bank for $1,440,000 of the purchase price.

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

Champion Industries, Inc. and Subsidiaries

PART II – OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

     a) Exhibits:

31.1 Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 – Marshall T. Reynolds

31.2 Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 – Todd R. Fry

31.3 Principal Operating Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 – Kirby J. Taylor

32	Marshall T. Reynolds, Todd R. Fry and Kirby J. Taylor Certification Pursuant to 18 U.SC. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002

b) The following reports on Form 8-K were filed during the quarter for which this report is filed:

Form 8-K dated May 22, 2003, filed May 23, 2003 regarding Champion’s press release titled “CHAMPION ANNOUNCES EARNINGS AND DIVIDEND FOR 2nd QUARTER 2003.”

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION INDUSTRIES, INC.

Date: September 12, 2003	/s/ Marshall T. Reynolds

Marshall T. Reynolds
Chief Executive Officer

Date: September 12, 2003	/s/ Kirby J. Taylor

Kirby J. Taylor
President and Chief Operating Officer

Date: September 12, 2003	/s/ Todd R. Fry

Todd R. Fry
Vice President and Chief Financial Officer