Form 10-K
period 2003-10-31
CHAMPION INDUSTRIES INC
filed 2004-01-26
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2003

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

Yes ☐ No ☒

The aggregate market value of the voting stock of the registrant held by non-affiliates as of January 9, 2004, was $20,867,804 of Common Stock, $1.00 par value. The outstanding common stock of the Registrant at the close of business on January 9, 2004 consisted of 9,717,913 shares of Common Stock, $1.00 par value.

Total number of pages including cover page 227

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registration statement on Form S-2/A No. 333-47585, filed on March 16, 1998, are incorporated by reference into Part IV, Item 15. Portions of the Registrant’s definitive proxy statement dated February 12, 2004 with respect to its Annual Meeting of Shareholders to be held on March 15, 2004 are incorporated by reference into Part III, Items 10-13. Exhibit Index located in Part IV Item 15.

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

PART I

ITEM 1 - BUSINESS

HISTORY

     Champion Industries, Inc. (“Champion” or the “Company”) is a major commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets east of the Mississippi River. The Company’s sales offices and production facilities are located in Huntington, Charleston, Parkersburg, Clarksburg, and Morgantown, West Virginia; Lexington and Owensboro, Kentucky; Baton Rouge, New Orleans and Gonzales, Louisiana; Cincinnati, Ohio; Jackson, Mississippi; Kingsport and Knoxville, Tennessee; Evansville, Indiana; Bridgeville and Altoona, Pennsylvania; and Asheville, North Carolina. The Company’s sales force of approximately 140 salespeople sells printing services, business forms management services, office products and office furniture.

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

     On August 30, 1994, Dallas acquired certain assets of Premier Printing Company, Inc. (“Premier Printing”) of Jackson, Mississippi.

     On June 1, 1995, in exchange for issuance of 52,383 shares of its common stock, the Company acquired U.S. Tag & Ticket Company, Inc. (“U.S. Tag”), a Baltimore, Maryland based manufacturer of tags used in the manufacturing, shipping, postal, airline and cruise industries. The operations of U.S. Tag were moved to Huntington, West Virginia in August 2003 and they were consolidated into an existing facility.

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

     On October 10, 2001, the Company acquired Transdata Systems, Inc. (“Transdata”) of Baton Rouge and New Orleans, Louisiana.

     On June 18, 2003, the Company acquired certain assets of Contract Business Interiors (CBI) of Wheeling, West Virginia pursuant to acceptance by the U.S. Bankruptcy Court for the Northern District of West Virginia. As a result of this transaction the Company also assumed certain customer deposit liabilities in the ordinary course of business.

     On July 1, 2003, the Company acquired certain assets of Pittsburgh based Integrated Marketing Solutions, the direct sales division and distributorship of Datatel Resources Corporation.

     All acquisitions have been accounted for using the purchase method of accounting except for U.S. Tag, Blue Ridge, Capitol and Thompson’s, which utilized the “pooling-of-interest” method of accounting

BUSINESS

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

     The Company’s printing services range from the simplest to the most complex jobs, including business cards, books, tags, brochures, posters, 4- to 6-color process printing and multi-part, continuous and snap-out business forms. The Company’s state-of-the-art equipment enables it to provide computerized composition, art design, paste-up, stripping, film assembly and color scanner separations. Included within our print segment are fulfillment services to our customers which encompasses warehousing, distribution, and reporting services. The Company also offers complete bindery and letterpress services. The printing operations contributed $96.5 million, $95.2 million and $98.1 million or 79.0%, 77.5% and 78.4% of the Company’s total revenues for the fiscal years ended October 31, 2003, 2002 and 2001.

     The Company provides a full range of office products and office furniture primarily in the budget and middle price ranges, and also offers office design services. The Company publishes a catalog of high volume, frequently ordered items purchased directly from manufacturers. These catalog sales account for the bulk of sales volume and afford sales personnel flexibility in product selection and pricing. Medium to large volume customers are offered levels of pricing discounts. In addition, the Company offers a broad line of general office products through major wholesalers’ national catalogs. The Company has implemented an Internet e-commerce site, which allows customers to order office products, furniture and forms online. The e-commerce site includes the office products and office furniture catalog, which is customized specifically for each customer requesting Internet e-commerce access. In addition the Company offers customized on-line forms management solutions through www.cgc1.com. The Company believes that its e-commerce sites will allow customers to access data concerning their company’s purchase habits so as to better control expenditures for office products and business forms and eliminate large in-house inventories. The Company is a member of a major office products purchasing organization. Members benefit from volume discounts, which permit them to offer competitive prices and improve margins. The Company’s office furniture business focuses on the budget to middle price range lines, although upscale lines are offered as well. Office products, office furniture and office design operations contributed $25.6 million, $27.7 million and $27.0 million, or 21.0%, 22.5% and 21.6% of the Company’s total revenues for the fiscal years ended October 31, 2003, 2002 and 2001.

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

     U.S. Tag, located in Huntington, West Virginia, manufactures and sells tags used in the manufacturing, shipping, postal, airline and cruise industries throughout the United States through dealers and the Company’s other divisions.

     Transdata, located in Baton Rouge and New Orleans, Louisiana, operates as a subsidiary of Bourque Printing performing sales and customer service functions including fulfillment services.

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

* - Services Provided

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

     During the fiscal years ended October 31, 2003, 2002 and 2001, no single customer accounted for more than 2% of the Company’s total revenues. Due to the project-oriented nature of customers’ printing requirements, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects.

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

     Large national and regional mail order discount operations provide significant competition in the office products and office furniture business. The economies afforded by membership in a national purchasing association and by purchasing directly from manufacturers, and the high level of personal services to customers, contribute substantially to the Company’s ability to compete in the office supply and office furniture market segments.

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

GEOGRAPHIC CONCENTRATION AND ECONOMIC CONDITIONS

     The Company’s operations and the majority of its customers are located in the United States of America, east of the Mississippi River. The Company and its profitability may be more susceptible to the effects of unfavorable or adverse local or regional economic factors and conditions than a company with a more geographically diverse customer base.

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

EMPLOYEES

     On October 31, 2003, the Company had approximately 775 employees.

     The Company’s subsidiary, Interform Corporation, is party to a collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC on behalf of its Local Union 8263 covering all production and maintenance employees (totaling 72 employees at October 31, 2003) at its Bridgeville, Pennsylvania facility. This contract expires May 31, 2006. The Company believes relations with the union and covered employees are good.

EXECUTIVE OFFICERS OF CHAMPION

		Position and offices with Champion;

Name	Age	Principal occupation or employment last five years

Marshall T. Reynolds	67	Chief Executive Officer and Chairman of the Board of Directors of the Company from December 1992 to present; President of the Company December 1992 to September 2000; President and General Manager of Harrah and Reynolds, predecessor of the Company from 1964 (and sole shareholder from 1972 to present) to 1993; Chairman of the Board of Directors of River City Associates Inc. (owner of the Radisson Hotel Huntington) since 1989; Chairman of the Board of Directors of Broughton Foods Company from November 1996 to June 1999; Director (from 1983 to November 1993) and Chairman of the Board of Directors (from 1983 to November 1993) of Banc One West Virginia Corporation (formerly Key Centurion Bancshares, Inc.).

Kirby J. Taylor	58	President and Chief Operating Officer of the Company since September 2000; President and Chief Executive Officer of Action Business Consulting from November 1997 to September 2000 (management consulting firm); President and Chief Executive Officer of Nexquest, Inc. from January 1996 to November 1997; President and Chief Operating Officer of Addington Resources, Inc. from July 1994 to January 1996 (mining and waste management company); Vice President and Chief Financial Officer of Outboard Marine Corp. from April 1993 to July 1994 (manufacturer and distributor of boats and motors); Vice President and Chief Financial Officer of Tenneco Automotive from August 1990 to April 1993 (manufacturer of auto parts); Senior Vice President and Chief Financial Officer of Tenneco Minerals from August 1988 to August 1990; Vice President and Chief Financial Officer of Tenneco Minerals from

		Position and offices with Champion;

Name	Age	Principal occupation or employment last five years

		February 1984 to August 1988; President of Tenneco International Finance from November 1980 to February 1984.

J. Mac Aldridge	62	Vice President and Division Manager - Stationers since December 1992; Vice President of Company and Division Manager – Huntington from September 1995 to October 1997; President and General Manager of Stationers since November 1989; Sales Representative of Huntington Division of Harrah and Reynolds from July 1983 to October 1989.

Gary A. Blackshire	51	Vice President of the Company since December 1992; Division Manager - Merten September 1998 to April 2001; Division Manager - Charleston December 1992 to April 2001; Division Manager - Charleston of Harrah and Reynolds from April 1992 to December 1992; Sales Representative of Charleston Division of Harrah and Reynolds from 1975 until April 1992.

R. Douglas McElwain	56	Vice President and Division Manager - Bourque Printing division of the Company since December 1993; General Manager of Bourque Printing from June 1993 to December 1993; Sales Representative of Charleston Division of Harrah and Reynolds and Company from 1986 until June 1993.

Toney K. Adkins	54	Vice President-Administration of the Company since November 1995; President, KYOWVA Corrugated Container Company, Inc. from 1991 to 1996.

Todd R. Fry	38	Chief Financial Officer of the Company since November 1999; Treasurer and Chief Financial Officer of Broughton Foods Company from September 1997 to June 1999; Coopers & Lybrand L.L.P. from 1991 to September 1997.

Walter R. Sansom	74	Secretary of the Company since December 1992; Production Coordinator of the Company since December 1992 and of Harrah and Reynolds from August 1968 to December 1992.

		Position and offices with Champion;

Name	Age	Principal occupation or employment last five years

Theodore J. Nowlen	49	Vice President of the Company since March 1999; President of Interform since May 1998; Vice President of Marketing and Technology of Interform from January 1996 to May 1998; Vice President of Technology of Interform from September 1991 to January 1996; Manager of Information Systems of Interform from April 1983 to September 1991.

James A. Rhodes	47	Vice President of the Company since March 1999; President of Consolidated Graphic Communications Division of Interform since February 1999; Vice President of Sales of Consolidated Graphic Communications from 1996 to 1999; General Sales Manager – East of Consolidated Graphic Communications from 1995 to 1996.

ITEM 2 - PROPERTIES

     The Company conducts its operations from twenty-six (26) different physical locations, eighteen (18) of which are leased, and eight (8) of which are owned in fee simple by Company subsidiaries. The Company does not anticipate any issues in regards to the renewal of certain leases when the terms expire. The properties leased, and certain of the lease terms are set forth below:

	Division Occupying	Square	Annual	Expiration
Property	Property	Feet	Rental	Of Term

2450 1st Avenue Huntington, West Virginia (1)	Chapman Printing- Huntington	85,000	$116,400	2008
1945 5th Avenue Huntington, West Virginia (1)	Stationers	37,025	60,000	2007
615-619 4th Avenue Huntington, West Virginia (1)	Stationers	59,641	21,600	2008
405 Ann Street Parkersburg, West Virginia (1)	Chapman Printing – Parkersburg	36,614	57,600	2008
1563 Hansford Street Charleston, West Virginia (2)	Chapman Printing – Charleston	21,360	33,280	2008
890 Russell Cave Road Lexington, Kentucky (1)	Chapman Printing - Lexington	20,135	57,600	2007
214 Stone Road Belpre, Ohio (1)	Stationers - Garrison Brewer	15,146	42,000	2004
2800 Lynch Road Evansville, Indiana (1)	Smith & Butterfield	42,375	116,640	2004
113-117 East Third St. Owensboro, Kentucky (1)	Smith & Butterfield	8,500	14,400	2007
1901 Mayview Road Bridgeville, Pennsylvania (1)	Interform Corporation	120,000	293,503	2008
736 Carondelet Street New Orleans, Louisiana	Upton Printing	15,000	71,400	2008
5600 Jefferson Highway Harahan, Louisiana	Upton Printing	11,250	65,248	2004
1515 Central Parkway Cincinnati, Ohio (1)	The Merten Company	40,000	102,060	2006
2217 Robb Street Baltimore, Maryland (3)	U.S. Tag	26,000	39,996	2005
7868 Anselmo Lane Baton Rouge, Louisiana	Transdata	13,300	42,000	Monthly

	Division Occupying	Square	Annual	Expiration
Property	Property	Feet	Rental	Of Term

2569 University Avenue Morgantown, West Virginia	Stationers-Thompson’s	9,000	8,400	2006
Route 2, Kyle Industrial Park Huntington, West Virginia	Champion Headquarters	9,000	78,000	2003
1733 North Airline Highway Gonzales, Louisiana	Stationers-Diez	5,800	12,000	Monthly
1214 Main Street Wheeling, West Virginia	CBI - Wheeling	22,000	36,000	2009

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

(3)  The U.S. Tag operation was relocated to Huntington, West Virginia in August 2003.

     The Dallas Printing subsidiary owns, and operates from, a single-story masonry structure of approximately 19,600 square feet at 321-323 East Hamilton Street, Jackson, Mississippi.

     The Bourque Printing subsidiary owns, and operates from, a single-story building of approximately 18,501 square feet at 13112 South Choctaw Drive, Baton Rouge, Louisiana. The Company also owns a warehouse of approximately 5,000 square feet at 13214 South Choctaw Drive, Baton Rouge, Louisiana. In 2003, the Bourque Printing subsidiary purchased a 42,693 square foot building at 10848 Airline Highway, Baton Rouge, Louisiana.

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

     The Company continually reviews its production facilities and has and continues to consolidate facilities as deemed economically feasible. The company believes its production facilities are suitable and adequate to meet current production needs.

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

     On July 17, 2002, the Company filed a notice of appeal from the jury verdict. The appeal involves both the jury award and the attorney’s fee and expense award. If the Company is not successful on appeal, Mississippi law provides that it is liable for an additional 15% of the total award. The case was referenced to the Mississippi Court of Appeals which has not yet announced a decision in this case.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Fiscal Year 2003		Fiscal Year 2002
	High	Low	High	Low

First quarter	$3.35	$2.45	$3.15	$2.28
Second quarter	3.31	2.77	3.25	2.82
Third quarter	3.88	2.70	3.04	2.30
Fourth quarter	5.05	3.68	2.84	2.25

     At the close of business on January 9, 2004, there were 519 shareholders of record of Champion common stock.

     The following table sets forth the quarterly dividends per share declared on Champion common stock.

	Fiscal Year	Fiscal Year	Fiscal Year
	2004	2003	2002

First quarter	$0.05	$0.05	$0.05
Second quarter	—	0.05	0.05
Third quarter	—	0.05	0.05
Fourth quarter	—	0.05	0.05

ITEM 6 – SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for each of the five years in the period ended October 31, 2003 have been derived from the Audited Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with the Audited Consolidated Financial Statements, related notes, and the information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.

	Year Ended October 31,

	2003	2002	2001 (1)	2000	1999

	(In thousands, except share and per share data)
OPERATING STATEMENT DATA:
Revenues:
Printing	$96,537	$95,194	$98,146	$96,657	$92,405
Office products and office furniture	25,646	27,690	26,998	29,672	31,954

Total revenues	122,183	122,884	125,144	126,329	124,359
Cost of sales:
Printing	70,352	68,771	71,816	69,376	65,021
Office products and office furniture	17,453	19,480	18,661	19,927	21,764

Total cost of sales	87,805	88,251	90,477	89,303	86,785
Gross profit	34,378	34,633	34,667	37,026	37,574
Selling, general and administrative expense	31,222	30,560	31,800	32,621	31,387
Restructuring costs	—	—	2,052	—	—
Asset impairment costs	—	—	3,061	—	—

Income (loss) from operations	3,156	4,073	(2,246)	4,405	6,187
Interest income	4	14	64	71	157
Interest expense	(167)	(386)	(891)	(1,018)	(1,228)
Other income	10	73	528	114	211

Income (loss) before income taxes	3,003	3,774	(2,545)	3,572	5,327
Income tax (expense) benefit	(1,235)	(1,566)	363	(1,463)	(2,134)

Net income (loss)	$1,768	$2,208	$(2,182)	$2,109	$3,193

Earnings (loss) per share:
Basic	$0.18	$0.23	$(0.22)	$0.22	$0.33
Diluted	0.18	0.23	(0.22)	0.22	0.33
Dividends per share	$0.20	$0.20	$0.20	$0.20	$0.20
Weighted average common shares outstanding:
Basic	9,714,000	9,714,000	9,714,000	9,714,000	9,714,000
Diluted	9,761,000	9,726,000	9,714,000	9,714,000	9,714,000

(1)	The Company initiated a corporate-wide restructuring and profitability enhancement plan in the third quarter 2001. As a result of this plan, the Company recorded a pre-tax charge of $6.1 million or $4.3 million net of tax or $0.44 per share on a basic and diluted basis.

	At October 31,

	2003	2002	2001	2000	1999

	(In Thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$2,172	$4,507	$5,765	$3,174	$2,464
Working capital	26,977	26,072	26,041	29,070	30,333
Total assets	58,469	59,508	63,950	71,559	73,642
Long-term debt (net of current portion)	3,966	1,805	4,549	8,070	9,933
Shareholders’ equity	42,691	42,866	42,601	46,726	46,560

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets of the United States of America, east of the Mississippi River. The Company has grown through strategic acquisitions and internal growth. Through such growth, the Company has realized regional economies of scale, operational efficiencies, and exposure of its core products to new markets. The Company has acquired fifteen printing companies, eight office products and office furniture companies and a paper distribution division (which was subsequently sold in 2001) since its initial public offering on January 28, 1993.

     The Company’s net revenues consist primarily of sales of commercial printing, business forms, tags, other printed products, office supplies, office furniture, data products and office design services. The Company recognizes revenues when products are shipped or ownership is transferred and when services are rendered to the customer. The Company’s revenues are subject to seasonal fluctuations caused by variations in demand for its products.

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

CRITICAL ACCOUNTING POLICIES INVOLVING SIGNIFICANT ESTIMATES

     The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 15 of this Form 10-K. The discussion and analysis of the financial statements and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The following critical accounting policies affect the Company’s more significant judgments and estimates used in the preparation of the consolidated financial statements. There can be no assurance that actual results will not differ from those estimates.

     Asset Impairment: The Company is required to test for asset impairment relating to property and equipment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. The Company applies Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (Statement No. 144) in order to determine whether or not an asset is impaired. This standard requires an impairment analysis when indicators of impairment are present. If such indicators are present, the standard indicates that if the sum of the future expected cash flows from the Company’s asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

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

     As discussed in the notes to the financial statements, goodwill is recorded at the adjusted book value and was analyzed for impairment with the implementation of Statement No. 142. The fair value of the Company’s goodwill was estimated using discounted cash flow methodologies. Based on the analysis, the Company determined that fair value relating to goodwill resulted in an implied fair value greater than the book value recorded for the corresponding goodwill, and therefore no impairment was recognized in either year since the adoption of this statement.

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

     During 2003, 2002, and 2001 $336,000, $363,000 and $1,215,000 of bad debt expense was incurred and the allowance for doubtful accounts was $1,191,000, $1,397,000 and $1,432,000 as of October 31, 2003, 2002 and 2001. The actual write-offs for the periods were $543,000, $398,000 and $1,356,000 during 2003, 2002 and 2001. General economic conditions and specific geographic concerns are major factors that may affect the adequacy of the allowance and may result in a change in the annual bad debt expense.

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

	Year Ended October 31,
	($ In thousands)

	2003		2002		2001

Revenues:
Printing	$96,537	79.0%	$95,194	77.5%	$98,146	78.4%
Office products and office furniture	25,646	21.0	27,690	22.5	26,998	21.6

Total revenues	122,183	100.0	122,884	100.0	125,144	100.0
Cost of sales:
Printing	70,352	57.6	68,771	56.0	71,816	57.4
Office products and office furniture	17,453	14.3	19,480	15.8	18,661	14.9

Total cost of sales	87,805	71.9	88,251	71.8	90,477	72.3

Gross Profit	34,378	28.1	34,633	28.2	34,667	27.7
Selling, general and administrative expenses	31,222	25.6	30,560	24.9	31,800	25.4
Restructuring charges	—	—	—	—	2,052	1.6
Asset impairment charges	—	—	—	—	3,061	2.5

Income (loss) from operations	3,156	2.5	4,073	3.3	(2,246)	(1.8)
Other income (expense):
Interest income	4	0.0	14	0.0	64	0.1
Interest expense	(167)	(0.1)	(386)	(0.3)	(891)	(0.7)
Other income	10	0.0	73	0.1	528	0.4

Income (loss) before income taxes	3,003	2.4	3,774	3.1	(2,545)	(2.0)
Income tax (expense) benefit	(1,235)	(1.0)	(1,566)	(1.3)	363	0.3

Net income (loss)	$1,768	1.4%	$2,208	1.8%	$(2,182)	(1.7%)

Year Ended October 31, 2003 Compared to Year Ended October 31, 2002

Revenues

     Consolidated net revenues were $122.2 million for the year ended October 31, 2003 compared to $122.9 million in the prior fiscal year. This change represents a decrease in revenues of approximately $700,000 or 0.6%. Printing revenues increased by $1.3 million or 1.4% from $95.2 million in 2002 to $96.5 million in 2003. The increase in printing sales was primarily due to the addition of a new large customer and additional sales derived primarily from the operations of certain assets purchased from Integrated Marketing Solutions in July 2003. Office products and office furniture revenue decreased $2.0 million or 7.4% from $27.7 million in 2002 to $25.6 million in 2003. The decrease in revenues for the office products and office furniture segment was primarily attributable to an industry-wide slowdown in office furniture sales.

Cost of Sales

     Total cost of sales for the year ended October 31, 2003 totaled $87.8 million compared to $88.3 million in the previous year. This change represented a decrease of $446,000 or 0.5% in cost of sales. Printing cost of sales increased $1.6 million or 2.3% to $70.4 million in 2003 compared to $68.8 million in 2002. Printing cost of sales were higher due to an overall increase in printing sales this coupled with competitive pressures led to gross margin compression in 2003. Office products and office furniture cost of sales decreased $2.0 million to $17.5 million in 2003 from $19.5 million in 2002. This resulted in enhanced gross margins due to lower cost of goods sold resulting from purchasing reductions from imports and stronger margins on remaining furniture sales.

Operating Expenses and Income

     Selling, general and administrative (S,G&A) expenses increased $700,000 to $31.2 million in 2003 from $30.6 million in 2002. S,G&A as a percentage of net sales represented 25.6% of net sales in 2003 compared with 24.9% of net sales in 2002. This increase is related, in part, to increases in insurance related expenses including health, general commercial and workers compensation .

Other Income (Expense)

     Interest expense decreased $219,000 to $167,000 in 2003 from $387,000 in 2002 primarily as a result of a decrease in interest rates and lower outstanding borrowings.

Income Taxes

     Income taxes as a percentage of income before taxes were 41.5% in 2002 compared with 41.1% in 2003.

     The effective income tax rate in 2003 and 2002 approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

     For reasons set forth above, net income for 2003 decreased $440,000 to $1.8 million, or $0.18 per share on a basic and diluted basis, from a net income of $2.2 million for 2002, or $0.23 per share on a basic and diluted basis.

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

     The Company initiated a corporate-wide restructuring and profitability enhancement plan in the third quarter of 2001. The plan was implemented to effectuate certain key initiatives including plant and office consolidations, headcount reductions, asset impairment issues and a general response to a deteriorating economic environment. The Company followed the applicable provisions of Financial Accounting Standards Board No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” to compute the tangible and intangible impairment portions of the restructuring charges. As a result of the restructuring plan, the Company recorded a pre-tax charge of $6.1 million or $4.3 million net of tax or $0.44 per share. The charges were composed of the following components: write-down of goodwill, facilities and equipment of $3,060,000; employee severance and termination benefits of $55,000 and restructuring and other charges of $2,976,000. The restructuring and other charges included charges related to increases and related write-offs in the allowance for doubtful accounts, inventory obsolescence reserves and inventory valuation modifications related to excess quantities, costs related to duplicative facility leases, computer systems related charges, termination fees of a pension plan of an acquired company, and other general charges to implement the above mentioned plan.

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

Income Taxes

     Income taxes as a percentage of income before taxes resulted in a benefit of 14.3% in 2001 compared with income tax expense of 41.5% in 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of October 31, 2003, the Company had $2.2 million of cash and cash equivalents, a decrease of $2.3 million from the prior year. Working capital as of October 31, 2003 was $27.0 million, a 3.5% increase from $26.1 million at October 31, 2002. The decrease in cash and cash equivalents is primarily attributable to a decrease in cash provided from operations due primarily to an increase of $1.6 million in accounts receivable, on a net basis.

     The Company has historically used cash generated from operating activities and debt to finance capital expenditures and the cash portion of the purchase price of acquisitions. Management plans to continue making significant investments in equipment and to seek appropriate acquisition candidates. However, to fund the Company’s continued expansion of operations, additional financing may be necessary. The Company has two available lines of credit totaling $11.0 million (See Note 3 of the Consolidated Financial Statements). For the foreseeable future including through Fiscal 2004, management believes it can fund operations, meet debt service requirements, and make the planned capital expenditures based on the available cash and cash equivalents, cash flow from operations, and lines of credit.

     Even though the Company believes that the legal contingency (See Note 7 of the Consolidated Financial Statements) that it faces will be resolved favorably, the possibility for an adverse decision on appeal is also inherent in the legal process. The Company believes that adequate liquidity is available to fund this contingency, if required.

     Additionally, the Company has minimal amounts of future contracted obligations (See Note 3 and Note 6 of the Consolidated Financial Statements). The Company is not a guarantor of indebtedness of others. The Company has no significant off balance sheet arrangements at October 31, 2003.

Cash Flows from Operating Activities

     Cash flows from operating activities for the years ended October 31, 2003, 2002 and 2001 were $4.6 million, $5.8 million and $11.5 million. Cash flows from operating activities for the fiscal year 2003 compared to 2002 decreased primarily due to a change in cash flow from accounts receivable.

Cash Flows from Investing Activities

     Cash used in investing activities was ($3.7) million, ($1.1) million and ($2.7) million for the years ended October 31, 2003, 2002 and 2001. Cash flows used in investing activities increased in 2003 compared to 2002 due to the purchase of a building in Baton Rouge, Louisiana and the purchase of additional equipment including several new presses, coupled with a decrease in proceeds from asset sales in 2003. In 2002 the Company sold two buildings which were reflected as proceeds from the sale of fixed assets.

Cash Flows from Financing Activities

     Net cash flows used in financing activities for the years ended October 31, 2003, 2002, and 2001 were ($3.2) million, ($6.0) million and ($6.1) million. Net cash flows used in financing activities decreased in 2003 compared to 2002 due to an increase in borrowings. Dividends paid in 2003, 2002 and 2001 were $1.9 million per year.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A – CONTROLS AND PROCEDURES

     Company management, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15c as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There were no changes in internal controls over financial reporting during the fourth fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the directors of the Company is contained under the captions “Elections of Directors”, “Director Meetings, Committees and Attendance”, “Section 16a Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement, expected to be dated February 12, 2004, with respect to the Annual Meeting of Shareholders to be held on March 15, 2004, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference. Certain information concerning executive officers of the Company appear in “EXECUTIVE OFFICERS OF CHAMPION” at Part I of this report.

ITEM 11 - EXECUTIVE COMPENSATION

     The information called for by this Item is contained under the captions “Compensation of Directors and Officers”, “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph” in the Company’s definitive Proxy Statement, expected to be dated February 12, 2004, with respect to the Annual Meeting of Shareholders to be held on March 15, 2004, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information called for by this Item is contained under the captions “Equity Compensation Plan Information” and “Ownership of Shares” in the Company’s definitive Proxy Statement, expected to be dated February 12, 2004, with respect to the Annual Meeting of Shareholders to be held on March 15, 2004, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item is contained under the caption “Transactions with Directors, Officers and Principle Shareholders” in the Company’s definitive Proxy Statement, expected to be dated February 12, 2004, with respect to the Annual Meeting of Shareholders to be held on March 15, 2004, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information called for by this Item is contained under the caption “Independent Auditors” in the Company’s definitive Proxy Statement, expected to be dated February 12, 2004, with respect to the Annual Meeting of Shareholders to be held on March 15, 2004, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

Realty Lease dated January 28, 1993 between ADJ Corp. and Company regarding 617-619 4th Avenue, Huntington, West Virginia, filed as

Number	Description	Reference

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

Lease Agreement dated June 1, 1995 between Owl Investors Joint Venture and U.S. Tag & Ticket Company, Inc. regarding 2217 Robb Street,

Number	Description	Reference

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

Split Dollar Life Insurance Agreement dated July

Number	Description	Reference

1, 1993 between Blue Ridge Printing Co., Inc. and Glenn W. Wilcox, Sr., filed as Exhibit 10.5 to Form 10-K dated January 29, 1998, filed January 29, 1998, is incorporated herein by reference. Agreement of Lease between ADJ Corp and Champion Industries, Inc. dated January 1, 1999, regarding Industrial Lane in Kyle Industrial filed Exhibit 10.1 to Form 10-K dated January 25, 2000, filed January 28, 2000, is incorporated herein by reference.

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

Number	Description	Reference

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

$315,665 Promissory Note by and among the

Number	Description	Reference

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

(10.1)	Business Loan Agreement, $1,440,000 commercial loan between Bourque Printing Company and Hibernia National Bank together with promissory note dated as of March 19, 2003. Page Exhibit (10.1)-p1

(10.2)	Commercial Security Agreement, $450,050 commercial loan between Champion Industries, Inc. and First Century Bank dated as of March 2, 2003. Page Exhibit (10.2)-p1

(10.3)	Business Loan Agreement, $351,000 commercial loan between Champion Industries, Inc. and City National Bank together with promissory note dated as of August 14, 2003. Page Exhibit (10.3)-p1

(10.4)	Revolving Credit Agreement, $10,000,000 revolving line of credit between Champion Industries, Inc. and United Bank, Inc. dated as of August 1, 2003. Page Exhibit (10.4)-p1

(10.5)	Agreement Amending and Extending term of lease dated May 9, 2003 between Champion Industries, Inc. DBA, Upton Printing and AMB Property, L.P. Page Exhibit (10.5)-p1

(10.6)	Agreement Amending and Extending term of lease dated October 1, 2003 between Bourque Printing DBA, Upton Printing and M. Field Gomila Et. Al.. Page Exhibit (10.6)-p1

(10.7)	Promissory Note, $122,500 between Champion Industries, Inc. and Community Trust Bank dated as of January 9, 2003. Page Exhibit (10.7)-p1

(14.1)	Code of Ethics for the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer.

(14.2)	Code of Business Conduct and Ethics.

(21)	Subsidiaries of the Registrant	Exhibit 21	Page Exhibit 21-p1

(23)	Consent of Ernst & Young LLP	Exhibit 23	Page Exhibit 23-p1

(31.1)	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Marshall T. Reynolds	Exhibit 31.1	Page Exhibit 33.1-p1

(31.2)	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 – Todd R. Fry	Exhibit 31.2	Page Exhibit 31.2-p1

(31.3)	Principal Operating Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 – Kirby J. Taylor	Exhibit 31.3	Page Exhibit 31.3-p1

(32)	Marshall T. Reynolds, Todd R. Fry and Kirby J. Taylor Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002	Exhibit 32	Page Exhibit 32-p1

(b)	Champion filed the following reports on Form 8-K during the last quarter of the period covered by this report:

Form 8-K dated August 23, 2003, filed August 23, 2003 regarding Champion’s press release titled “CHAMPION ANNOUNCES EARNINGS AND DIVIDEND FOR THIRD QUARTER 2003.”

(c)	Exhibits – Exhibits are filed as a separate section of this report.

(d)	Financial Statement Schedules – Filed as separate section on page F-28.

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

Date: January 19, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE AND TITLE	DATE
/s/ Robert H. Beymer Robert H. Beymer, Director	January 19, 2004

/s/ Philip E. Cline Philip E. Cline, Director	January 19, 2004

/s/ Harley F. Mooney, Jr. Harley F. Mooney, Jr., Director	January 19, 2004

/s/ Todd L. Parchman Todd L. Parchman, Director	January 19, 2004

/s/ A. Michael Perry A. Michael Perry, Director	January 19, 2004

/s/ Marshall T. Reynolds Marshall T. Reynolds, Director	January 19, 2004

/s/ Neal W. Scaggs Neal W. Scaggs, Director	January 19, 2004

/s/ Glenn W. Wilcox, Sr. Glenn W. Wilcox, Sr., Director	January 19, 2004

Champion Industries, Inc.

Audited Consolidated Financial Statements and Schedule

October 31, 2003

Report of Independent Auditors

The Board of Directors and Shareholders
Champion Industries, Inc.

We have audited the accompanying consolidated balance sheets of Champion Industries, Inc. and Subsidiaries as of October 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champion Industries, Inc. and Subsidiaries at October 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Charleston, West Virginia
December 31, 2003

Champion Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	October 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$2,171,713	$4,507,139
Accounts receivable, net of allowance of $1,191,000 and $1,397,000	20,142,812	18,546,989
Inventories	11,349,929	11,427,581
Other current assets	739,560	1,745,563
Deferred income tax assets	1,059,520	1,027,059

Total current assets	35,463,534	37,254,331
Property and equipment, at cost:
Land	2,063,373	1,028,372
Buildings and improvements	7,445,219	6,120,122
Machinery and equipment	37,682,530	36,362,178
Equipment under capital leases	983,407	983,407
Furniture and fixtures	2,965,389	2,872,212
Vehicles	3,262,861	3,082,258

	54,402,779	50,448,549
Less accumulated depreciation	(34,964,006)	(31,442,360)

	19,438,773	19,006,189
Cash surrender value of officers’ life insurance	1,020,795	947,955
Goodwill and other intangibles, net of accumulated amortization	2,114,390	1,725,941
Other assets	431,343	573,087

	3,566,528	3,246,983

Total assets	$58,468,835	$59,507,503

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	October 31,
	2003	2002

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,283,222	$3,258,095
Accrued payroll and commissions	1,500,165	2,004,046
Taxes accrued and withheld	1,259,853	1,416,900
Accrued income taxes	707,119	873,136
Accrued expenses	789,676	819,234
Current portion of long-term debt:
Notes payable	744,662	2,615,422
Capital lease obligations	202,309	195,035

Total current liabilities	8,487,006	11,181,868
Long-term debt, net of current portion:
Line of credit	1,705,668	—
Notes payable	2,103,569	1,445,837
Capital lease obligations	156,718	359,027
Deferred income tax liabilities	2,900,807	3,225,119
Other liabilities	424,233	429,842

Total liabilities	15,778,001	16,641,693
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,713,913 shares issued and outstanding	9,713,913	9,713,913
Additional paid-in capital	22,242,047	22,242,047
Retained earnings	10,734,874	10,909,850

Total shareholders’ equity	42,690,834	42,865,810

Total liabilities and shareholders’ equity	$58,468,835	$59,507,503

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended October 31,
	2003	2002	2001

Revenues:
Printing	$96,536,601	$95,194,288	$98,146,114
Office products and office furniture	25,646,031	27,689,621	26,998,196

Total revenues	122,182,632	122,883,909	125,144,310
Cost of sales:
Printing	70,351,496	68,770,628	71,815,872
Office products and office furniture	17,453,228	19,480,400	18,661,472

Total cost of sales	87,804,724	88,251,028	90,477,344
Gross profit	34,377,908	34,632,881	34,666,966
Selling, general and administrative expenses	31,221,692	30,560,289	31,799,557
Restructuring costs	—	—	2,052,692
Asset impairment costs	—	—	3,060,706

Income (loss) from operations	3,156,216	4,072,592	(2,245,989)
Other income (expense):
Interest income	3,899	14,376	63,700
Interest expense	(167,442)	(386,699)	(890,787)
Other	10,216	73,326	528,013

	(153,327)	(298,997)	(299,074)

Income (loss) before income taxes	3,002,889	3,773,595	(2,545,063)
Income tax (expense) benefit	(1,235,086)	(1,565,891)	362,974

Net income (loss)	$1,767,803	$2,207,704	$(2,182,089)

Earnings (loss) per share:
Basic	$0.18	$0.23	$(0.22)
Diluted	0.18	0.23	(0.22)
Dividends paid per share	0.20	0.20	0.20
Weighted average shares outstanding:
Basic	9,714,000	9,714,000	9,714,000
Diluted	9,761,000	9,726,000	9,714,000

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, October 31, 2000	9,713,913	$9,713,913	$22,242,047	$14,769,798	$46,725,758
Net loss for 2001	—	—	—	(2,182,089)	(2,182,089)
Dividends ($0.20 per share)	—	—	—	(1,942,783)	(1,942,783)

Balance, October 31, 2001	9,713,913	9,713,913	22,242,047	10,644,926	42,600,886
Net income for 2002	—	—	—	2,207,704	2,207,704
Dividends ($0.20 per share)	—	—	—	(1,942,780)	(1,942,780)

Balance, October 31, 2002	9,713,913	9,713,913	22,242,047	10,909,850	42,865,810
Net income for 2003	—	—	—	1,767,803	1,767,803
Dividends ($0.20 per share)	—	—	—	(1,942,779)	(1,942,779)

Balance, October 31, 2003	9,713,913	$9,713,913	$22,242,047	$10,734,874	$42,690,834

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended October 31,
	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$1,767,803	$2,207,704	$(2,182,089)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	4,288,407	4,182,253	4,507,165
Loss (gain) on sale of assets	16,014	47,426	(12,584)
Gain on sale of division	—	—	(407,515)
Deferred income taxes	(356,773)	(245,091)	(814,020)
Deferred compensation	14,297	17,872	21,446
Bad debt expense	336,291	363,328	705,742
Restructuring, asset impairment and other charges	—	—	6,091,298
Changes in assets and liabilities:
Accounts receivable	(1,932,114)	255,456	2,992,168
Inventories	315,535	336,614	1,049,516
Other current assets	1,006,003	(991,445)	255,797
Accounts payable	25,129	(1,085,196)	(219,276)
Accrued payroll and commissions	(503,881)	(103,331)	(190,106)
Taxes accrued and withheld	(157,047)	127,340	65,525
Accrued income taxes	(166,017)	1,152,407	(503,790)
Accrued expenses	(73,277)	(399,341)	115,478
Other liabilities	(19,906)	(21,074)	(22,176)

Net cash provided by operating activities	4,560,464	5,844,922	11,452,579
Cash flows from investing activities:
Purchase of property and equipment	(3,162,658)	(1,885,111)	(1,806,122)
Proceeds from sale of fixed assets	185,534	1,198,720	247,829
Proceeds from sale of division	—	—	264,700
Businesses acquired, net of cash received	(630,460)	(376,842)	(1,588,040)
Change in other assets	(33,825)	(21,067)	141,919
Cash surrender value	(72,840)	—	—

Net cash used in investing activities	(3,714,249)	(1,084,300)	(2,739,714)
Cash flows from financing activities:
Borrowings on line of credit	3,192,271	1,000,000	1,500,000
Payments on line of credit	(1,500,000)	(1,000,000)	(1,500,000)
Proceeds from long-term debt	923,451	—	1,192,397
Principal payments on long-term debt	(3,854,584)	(4,075,419)	(5,371,350)
Dividends paid	(1,942,779)	(1,942,780)	(1,942,783)

Net cash used in financing activities	(3,181,641)	(6,018,199)	(6,121,736)

Net (decrease) increase in cash and cash equivalents	(2,335,426)	(1,257,577)	2,591,129
Cash and cash equivalents at beginning of year	4,507,139	5,764,716	3,173,587

Cash and cash equivalents at end of year	$2,171,713	$4,507,139	$5,764,716

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

     Champion is a commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets in the United States of America, east of the Mississippi.

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

Cash Equivalents

     Cash and cash equivalents consist principally of cash on deposit with banks, repurchase agreements for government securities, and a money market account, all highly liquid investments with an original maturity of three months or less. At October 31, 2003 and 2002, the Company held overnight repurchase agreements for $1,415,000 and $845,000 of government securities with stated interest rates of 0.30% and 0.65%.

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

Property and Equipment

     Depreciation of property and equipment and amortization of leasehold improvements and equipment under capital leases are recognized primarily on the straight-line and declining-balance methods in amounts adequate to amortize costs over the estimated useful lives of the assets as follows:

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

     Major renewals, betterments, and replacements are capitalized while maintenance and repair costs are charged to operations as incurred. Upon the sale or disposition of assets, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in income. Depreciation expense approximated $4,090,000, $4,139,000, and $4,267,000 for the years ended October 31, 2003, 2002 and 2001.

     Long-lived property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation includes the review of operating performance and estimated future undiscounted cash flows of the underlying assets or businesses.

Goodwill and other intangibles

     The excess cost over fair value of net assets of acquired businesses, goodwill, was in years prior to 2002 being amortized by the straight-line method over periods ranging from 15 to 25 years. Amortization expense approximated $181,000 for the year ended October 31, 2001. The other intangible assets are being amortized over 5 years representing the future benefit of the intangible.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (FAS 142). The Company adopted these standards with its fiscal year beginning November 1, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) is no longer amortized but is subject to annual impairment tests in accordance with FAS 142 except in the year of adoption where companies were required to evaluate impairment at the beginning of the year and again at a recurring annual date. The first step in the impairment analysis is a screen for potential impairment and was required to be completed within six months of adopting FAS 142. The second step if required, measures the amount of impairment. The Company completed step one of the initial impairment analysis and the subsequent annual analysis during the second and fourth quarters of 2002. Additionally, this analysis was performed in the fourth quarter of 2003. The application of the requirements of this standard did not result in an impairment charge. Other intangible assets will continue to be amortized over their useful lives. Application of the nonamortization provisions of the Statement resulted in an increase in net income of $50,000 in 2002 or approximately $0.01 per share.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The goodwill and other intangibles consisted of the following at October 31:

			Net Book
	Cost	Accumulated	Value

2003
Goodwill	$2,437,250	$507,278	$1,929,972
Other Intangibles	196,274	11,856	184,418

	$2,633,524	$519,134	$2,114,390

2002
Goodwill	$2,233,219	$507,278	$1,725,941
Other Intangibles	—	—	—

	$2,233,219	$507,278	$1,725,941

     The estimated aggregate amortization expense as of October 31, 2003 for each of the five succeeding fiscal years is $39,300 for 2004-2007 and $27,400 for 2008. The amortization expense for other intangible assets approximated $12,000, $0 and $0 for the years ended October 31, 2003, 2002 and 2001.

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

Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense for the years ended October 31, 2003, 2002 and 2001 approximated $433,000, $549,000 and $645,000.

Income Taxes

     Provisions for income taxes currently payable and deferred income taxes are based on the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options using the treasury stock method. The effect of dilutive stock options increased weighted average shares outstanding by 48,000 and 12,000 for the years ended October 31, 2003 and 2002.

Segment Information

     The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.

Accounting for Web Site Development Costs

     Certain external costs and internal payroll and payroll-related costs have been capitalized during the application, development, and implementation stages of the Company’s web site. The costs regarding the ongoing operation and maintenance are expensed in the period incurred. The Company’s internet sales are based on a cooperative effort with the Company’s direct sales force as an optional ordering alternative.

Revenue Recognition

     Revenues are recognized when products are shipped or ownership is transferred and when services are rendered to customers. The Company acts as a principal party in sales transactions, assumes title to products and assumes the risks and rewards of ownership including risk of loss for collection, delivery, or returns. The Company typically recognizes revenue for the majority of its products upon shipment to the customer and transfer of title. Under agreements with certain customers, custom forms may be stored by the Company for future delivery. In these situations, the Company may receive a logistics and warehouse management fee for the services provided. In these cases, delivery and bill schedules are outlined with the customer and product revenue is recognized when manufacturing is complete and the product is received into the warehouse, title transfers to the customer, the order is invoiced and there is reasonable assurance of collectibility. Since the majority of products are customized, product returns are not significant. Therefore, the Company records sales on a gross basis. Shipping and handling costs are recorded as a component of cost of sales.

Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (Statement No. 146), which supercedes EITF No. 94-3, “Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity.” Statement 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

at the date of commitment to an exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The Company recognized costs for severance, lease termination and travel of approximately $123,000 during the Fourth Quarter of 2003, under the requirements of this standard, relating to the consolidation of the Company’s U.S. Tag facility into the Company’s existing Huntington, West Virginia location.

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

     The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002, respectively: risk-free interest rates of 4.30% and 3.91%; dividend yields of 4.80% and 8.03%; volatility factors of the expected market price of the Company’s common stock of 48.6% and 45.4%; and a weighted-average expected life of the option of 4 years.

     The following pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is expensed in the year granted since the options vest immediately. The Company’s pro forma information for the years ended October 31 are as follows:

	Year Ended October 31

	2003	2002	2001

Net Income (loss), as reported	$1,767,803	$2,207,704	$(2,182,089)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	62,250	38,704	—

Pro Forma net income (loss)	$1,705,553	$2,169,000	$(2,182,089)

Earnings (loss) per share:
Basic, as reported	$0.18	$0.23	$(0.22)
Basic, pro forma	$0.18	$0.22	$(0.22)
Diluted, as reported	$0.18	$0.23	$(0.22)
Diluted, pro forma	$0.17	$0.22	$(0.22)

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

FIN 46

In December 2003, the Financial Accounting Standards Board issued the revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (FIN 46). FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The provisions of FIN 46 are generally effective for existing (prior to January 31, 2003) variable interest relationships of a public entity no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this interpretation a public entity that is not a small business issuer shall apply FIN 46 to those entities that are considered to be special-purpose entities no later than the end of the first reporting period that ends after December 15, 2003. Management does not believe that FIN 46 will have a material impact on the Company’s financial statements; however, management continues to review the requirements and the related accounting implications.

EITF 00-21 Revenue Arrangements With Multiple Deliverables

In May 2003 the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 00-21 “Revenue Arrangements With Multiple Deliverables.” This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities. The guidance in this issue is effective for revenue arrangements entered into during fiscal periods beginning after June 15, 2003. The application of this EITF did not have a material effect during the fourth quarter of 2003. Management does not believe that EITF 00-21 will have a material prospective impact on the Company’s financial statements. However, management continues to review this requirement and the related accounting implications.

Reclassifications

     Certain prior-year amounts have been reclassified to conform to the current-year Financial Statement presentation.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

2. Inventories

     Inventories consisted of the following:

	October 31,
	2003	2002

Printing:
Raw materials	$2,203,228	$2,421,973
Work in process	2,022,420	1,795,796
Finished goods	3,680,184	3,942,518
Office products and office furniture	3,444,097	3,267,294

	$11,349,929	$11,427,581

3. Long-term Debt

Long-term debt consisted of the following:

	October 31,
	2003	2002

Unsecured term note payable to a bank, due in monthly principal installments of $148,810 plus interest approximating the prime rate with the last note maturing April 2004. This note was paid off in September of 2003.	$—	$2,678,733
Installment notes payable to banks, due in monthly installments plus interest at rates approximating the bank’s prime rate maturing in various periods ranging from July 2004 - February 2010, collateralized by equipment, vehicles, inventory and accounts receivable.	2,848,231	1,382,526
Capital lease obligations, due in monthly installments totaling $19,116 through February 2005, with $8,322 due in monthly installments in periods February 2005 through October 2005 at fixed rates of interest ranging from 7.0% to 7.75%.	359,027	554,062

	3,207,258	4,615,321
Less current portion	946,971	2,810,457

Long-term debt, net of current portion	$2,260,287	$1,804,864

The unsecured term note agreements contain restrictive financial covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these covenants at October 31, 2003.

Maturities of long-term debt for each of the next five years follow:

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Notes	Capital
	Payable	Leases	Total

2004	$744,662	$202,309	$946,971
2005	366,646	156,718	523,364
2006	283,464	—	283,464
2007	251,565	—	251,565
2008	198,340	—	198,340
Thereafter	1,003,554	—	1,003,554

	$2,848,231	$359,027	$3,207,258

     On August 1, 2003 the Company obtained an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at the prime rate of interest. The line of credit expires in July 2006 and contains certain restrictive financial covenants. The line of credit essentially replaced a previous $10,000,000 facility with another bank. The Company had outstanding borrowings of approximately $1.7 million under this facility at October 31, 2003 of which approximately $1.2 million was used to pay off an existing term loan prior to maturity. There were no borrowings outstanding under these facilities at October 31, 2002.

     The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in April 2004 and contains certain financial covenants. There were no borrowings outstanding under this facility at October 31, 2003 or 2002.

     The prime rate, the base interest rate on the above loans, approximated 4.00% and 4.75% at October 31, 2003 and 2002. Interest paid during the years ended October 31, 2003, 2002 and 2001 approximated $230,000, $385,000 and $872,000. The Company capitalized interest of $33,000 during 2003 related to the purchase of a building in Baton Rouge, Louisiana.

     The Company’s non-cash activities for 2003, 2002, and 2001 included equipment purchases of approximately $96,000, $288,000 and $792,000, which were financed by a bank and the purchase in 2003 of a building in Baton Rouge, Louisiana of which $1,440,000 of the purchase price was financed by a bank.

4. Employee Benefit Plans

     The Company had a Profit Sharing Plan that covered all eligible employees and qualified as a Savings Plan under Section 401(k) of the Internal Revenue Code. Effective

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 1, 1998, the Profit Sharing Plan was merged into The Champion Industries, Inc. 401(k) Plan (the “Plan”). The Plan covers all eligible employees who satisfy the age and service requirements. Each participant may elect to contribute up to 15% of annual compensation, and the Company is obligated to contribute 100% of the participant’s contribution not to exceed 2% of the participant’s annual compensation. The Company may make discretionary contributions to the Plan. The Company’s expense under these Plans was approximately $365,000, $346,000 and $369,000 for the years ended October 31, 2003, 2002 and 2001.

     The Company’s 1993 Stock Option Plan provides for the granting of both incentive and non-qualified stock options to management personnel for up to 762,939 shares of the Company’s common stock. The option price per share for incentive stock options shall not be lower than the fair market value of the common stock at the date of grant. The option price per share for non-qualified stock options shall be at such price as the Compensation Committee of the Board of Directors may determine at its sole discretion. All options to date are incentive stock options. Exercise prices for options outstanding as of October 31, 2003 ranged from $2.49 to $6.88. Options vest immediately and may be exercised within five years from the date of grant. The weighted average remaining contractual life of those options is 3.0 years.

     A summary of the Company’s stock option activity and related information for the years ended October 31 follows:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2003	Price	2002	Price	2001	Price

Outstanding-beginning of year	230,000	$5.41	130,000	$10.63	176,317	$11.44
Granted	125,000	2.77	126,000	2.49	—	—
Exercised	—	—	—	—	—	—
Forfeited or expired	(43,000)	13.42	(26,000)	17.38	(46,317)	13.72

Outstanding-end of year	312,000	3.25	230,000	5.41	130,000	10.63

Weighted average fair value of options granted during the year	$0.83		$0.52		$—

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of stock options outstanding and exercisable at October 31, 2003, follows:

Exercise	Number	Remaining
Price	Outstanding	Life

6.88	30,000	0.63
4.25	40,000	1.14
2.49	120,000	3.05
2.77	122,000	4.13

     The Company has deferred compensation agreements with two employees of Blue Ridge Printing Co., Inc. providing for payments totaling approximately $1,000,000 over a ten year period after retirement. During fiscal 2001, one of these employees was paid out. The Company had accrued approximately $354,000 and $340,000 at October 31, 2003 and 2002 relating to these agreements. The amount expensed for these agreements for the years ended October 31, 2003, 2002 and 2001 approximated $14,000, $18,000 and $21,000. To assist in funding the deferred compensation agreements, the Company has invested in life insurance policies, which had a cash surrender value of approximately $386,000 and $364,000 for years 2003 and 2002.

5. Income Taxes

Income tax expense (benefit) consisted of the following:

	Year Ended October 31,
	2003	2002	2001

Current expense:
Federal	$1,270,574	$1,460,913	$325,728
State	321,285	350,069	125,318
Deferred benefit	(356,773)	(245,091)	(814,020)

	$1,235,086	$1,565,891	$(362,974)

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Deferred tax assets and liabilities are as follows:

	October 31,
	2003	2002

Assets:
Allowance for doubtful accounts	$476,358	$560,957
Deferred compensation	142,973	135,824
Net operating loss carryforward of acquired companies	604,582	642,427
Accrued vacation	278,848	219,701
Other accrued liabilities	189,492	146,649
Other assets	89,240	84,229

Gross deferred tax assets	1,781,493	1,789,787
Liabilities:
Property and equipment	3,337,530	3,443,400

Gross deferred tax liability	3,337,530	3,443,400

Valuation allowance	(285,250)	(544,447)

Net deferred tax liabilities	$1,841,287	$2,198,060

     A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended October 31,
	2003	2002	2001

Statutory federal income tax rate	34.0%	34.0%	(34.0%)
State taxes, net of federal benefit	7.0	6.1	(1.1)
Restructuring permanent differences	—	—	22.1
Change in valuation allowance	(7.8)	—	—
Deferred tax adjustments	6.1	(0.6)	(3.2)
Selling expenses	2.5	2.1	2.3
Other	(0.7)	(0.1)	(0.4)

Effective tax rate	41.1%	41.5%	(14.3%)

     Income taxes paid during the years ended October 31, 2003, 2002 and 2001 approximated $1,758,000, $659,000 and $959,000.

     The Company has available for income tax purposes net operating loss carryforwards from acquired companies of approximately $1,154,000, of which $222,000 expires in 2011, $899,000 in 2012 and $33,000 in 2013. The Company has available for state income tax purposes net operating loss carryforwards from acquired companies of approximately $2,619,000 of which $144,000 expires in 2012, $108,000 expires in 2013, $435,000 expires in 2014, $1,012,000 expires in 2015, $872,000 expires in 2016 and $48,000 expires in 2018. The Company established valuation allowances against certain net operating loss

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

carryforwards during 2003 the valuation allowance decreased by $259,197 resulting from changes in the estimated realizability of an acquired subsidiary’s deferred tax assets.

6. Related Party Transactions and Operating Lease Commitments

     The Company leases operating facilities from entities controlled by its Chief Executive Officer, his family and affiliates. The terms of these leases, which are accounted for as operating leases, range from five to fifteen years.

A summary of significant related party transactions follows:

	Year Ended October 31,
	2003	2002	2001

Rent expense paid to affiliated entities for operating facilities	$424,000	$424,000	$441,000
Sales of office products, office furniture and printing services to affiliated entities	590,000	803,000	673,000

     In addition, the Company leases property and equipment from unrelated entities under operating leases. Rent expense amounted to $960,000, $881,000 and $898,000 for the years ended October 31, 2003, 2002 and 2001.

     Under the terms and conditions of the above-mentioned leases, the Company pays all taxes, assessments, maintenance, repairs or replacements, utilities and insurance.

     Future minimum rental commitments for all noncancelable operating leases including related party commitments with initial terms of one year or more consisted of the following at October 31, 2003:

2004	$1,091,651
2005	838,513
2006	751,053
2007	690,103
2008	399,594
Thereafter	6,000

$3,776,914

     The Company participates in a self-insurance program for employee health care benefits with affiliates controlled by its Chief Executive Officer and as such is responsible for paying claims of company participants as required by the plan document. The Company is allocated costs primarily related to the reinsurance premiums based on its proportionate share to provide such benefits to its employees. The Company’s expense related to this

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

program for the years ended October 31, 2003, 2002 and 2001 was approximately $2,999,000, $2,267,000 and $2,842,000.

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

     During 2003, 2002 and 2001 the Company utilized this aircraft and reimbursed the controlled entity for the use of the aircraft, fuel, air crew, ramp fees and other expenses attendant to the Company’s use, in amounts aggregating $79,000, $118,000 and $106,000. The Company believes that such amounts are at or below the market rate charged by third-party commercial charter companies for similar aircraft.

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

     The Company has been advised that it has no insurance coverage for this award. The Company under Mississippi law has a guaranteed right to appeal. The Company has been advised by counsel that it has multiple grounds for an appeal and a reasonable basis for believing that an appeal would be successful in eliminating the jury award. However, there

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

can be no assurance that the jury award will be overturned upon appeal. If the verdict is not overturned, the impact on the operating results of the Company could be material. The case was referenced to the Mississippi Court of Appeals which has not yet announced a decision in this case.

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

8. Acquisitions

     On July 1, 2003 the Company acquired certain assets of Pittsburgh based Integrated Marketing Solutions, the direct sales division and distributorship of Datatel Resources Corporation.

     On June 18, 2003 the Company acquired certain assets of Contract Business Interiors (CBI) of Wheeling, WV pursuant to acceptance by U.S. Bankruptcy Court for the Northern District of West Virginia. As a result of this transaction the Company also assumed certain customer deposit liabilities in the ordinary course of business.

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

     All of the above transactions have been accounted for using the purchase method of accounting.

9. Industry Segment Information

     The Company operates principally in two industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms); and the sale of office products and office furniture including interior design services. The Company employs approximately 775 people, of whom 72 or approximately 9% are covered by a collective bargaining agreement, which expires on May 31, 2006.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The table below presents information about reported segments for the years ended October 31:

		Office Products
2003	Printing	& Furniture	Total

Revenues	$106,540,961	$30,771,361	$137,312,322
Elimination of intersegment revenue	(10,004,360)	(5,125,330)	(15,129,690)

Consolidated revenues	$96,536,601	$25,646,031	$122,182,632

Operating income	3,262,418	(106,202)	3,156,216
Depreciation & amortization	4,145,286	143,121	4,288,407
Capital expenditures	4,572,890	126,233	4,699,123
Identifiable assets	48,387,601	10,081,234	58,468,835
Goodwill	1,643,530	286,442	1,929,972

		Office Products
2002	Printing	& Furniture	Total

Revenues	$104,767,231	$31,529,434	$136,296,665
Elimination of intersegment revenue	(9,572,943)	(3,839,813)	(13,412,756)

Consolidated revenues	$95,194,288	$27,689,621	$122,883,909

Operating income	3,955,083	117,509	4,072,592
Depreciation & amortization	4,057,772	124,481	4,182,253
Capital expenditures	1,994,255	178,582	2,172,837
Identifiable assets	49,100,223	10,407,280	59,507,503
Goodwill	1,439,499	286,442	1,725,941

		Office Products
2001	Printing	& Furniture	Total

Revenues	$107,599,525	$29,932,697	$137,532,222
Elimination of intersegment revenue	(9,453,411)	(2,934,501)	(12,387,912)

Consolidated revenues	$98,146,114	$26,998,196	$125,144,310

Operating income (loss)	712,701	(2,958,690)	(2,245,989)
Depreciation & amortization	4,260,419	246,746	4,507,165
Capital expenditures	2,305,369	293,122	2,598,491
Identifiable assets	55,210,611	8,739,303	63,949,914
Goodwill	1,047,741	286,442	1,334,183

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

     A reconciliation of total segment revenue, assets and operating income to consolidated income before income taxes for the years ended October 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001

Revenues:
Total segment revenues	$137,312,322	$136,296,665	$137,532,222
Elimination of intersegment revenue	(15,129,690)	(13,412,756)	(12,387,912)

Consolidated revenue	$122,182,632	$122,883,909	$125,144,310

Operating income (loss):
Total segment operating income (loss)	$3,156,216	$4,072,592	$(2,245,989)
Interest income	3,899	14,376	63,700
Interest expense	(167,442)	(386,699)	(890,787)
Other income	10,216	73,326	528,013

Consolidated income (loss) before income taxes	$3,002,889	$3,773,595	$(2,545,063)

Identifiable assets:
Total segment identifiable assets	$58,468,835	$59,507,503	$63,949,914
Elimination of intersegment assets	—	—	—

Total consolidated assets	$58,468,835	$59,507,503	$63,949,914

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

As a result of the Company’s restructuring plan, approximately 35 employees were terminated from the Company primarily as a result of plant and office consolidations at the Company’s Carolina Cut Sheets operation, Chapman Printing Lexington location and the Garrison Brewer division of Stationers. In addition, the Company anticipated the elimination of additional positions resulting from retirements and normal attrition within the

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

twelve to eighteen months following the implementation of the plan. As of October 31, 2001, 35 employees were notified of their termination and one retired position was eliminated.

The cash and non-cash elements of the Company’s restructuring charge, asset impairment charge, and other unusual charges approximated $1.5 million in cash and $4.6 million non-cash. The charges are classified on the statement of operations as components of operating income. Inventory obsolescence and related increases to valuation reserves are classified as a component of cost of sales. The printing segment charges approximated $3.5 million consisting of goodwill write-downs of $779,000, facilities and equipment write-downs of $235,000, severance costs of $51,000, inventory obsolescence and valuation reserves of $978,000 and restructuring and other charges of $1,457,000. The office products and furniture segment charges approximated $2.6 million consisting of goodwill write-downs of $1,611,000, facilities write-downs of $436,000, severance costs of $4,000 and restructuring and other charges of $541,000. Details of the approximated charges are as follows as of October 31, 2003:

		Utilized

	Original			Balance at
	Accrual	Cash	Noncash	October 31, 2003

Write-down of goodwill, facilities and equipment	$3,060,000	$168,000	$2,892,000	$—
Employee severance and termination benefits	55,000	55,000	—	—
Inventory obsolescence and valuation reserves	978,000	—	978,000	—
Restructuring and other charges	1,998,000	1,155,000	768,000	75,000

Total	$6,091,000	$1,378,000	$4,638,000	$75,000

     In August 2003, the Company relocated its U.S. Tag division from Baltimore, Maryland to Huntington, West Virginia. As a result of the Company’s decision to relocate this division the Company incurred lease termination costs of $63,000 which will be paid out on a monthly basis over the term of the lease (at a rate of approximately $3,333 per month for 19 months as of October 31, 2003), $45,000 in severance and termination benefits which were paid during the fourth quarter of 2003 and travel related costs of approximately $15,000 which were incurred during the fourth quarter of 2003. As a result of the U.S. Tag relocation 19 positions were eliminated. The Company anticipates only nominal costs related to the plant relocation to occur in the future. These costs will occur over the remaining lease term and include utility and security costs.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

     The costs associated with the aforementioned relocation of U.S. Tag were reflected in the consolidated statements of operations statement in the category where the expenses historically have been classified and are part of the printing segment.

11.     Fair Value of Financial Instruments

     The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. The fair value of long-term debt was estimated using discounted cash flows and it approximates their carrying value.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Quarterly Results of Operations (unaudited)

     The following is a summary of the quarterly results of operations for the years ended October 31, 2003 and 2002.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues
2003	$28,619,000	$29,329,000	$30,599,000	$33,636,000
2002	$29,791,000	$30,669,000	$30,848,000	$31,576,000
Gross Profit
2003	$7,918,000	$8,492,000	$8,217,000	$9,751,000
2002	$8,303,000	$9,034,000	$8,441,000	$8,855,000
Net income
2003	$254,000	$517,000	$253,000	$744,000
2002	$258,000	$751,000	$253,000	$946,000
Earnings per share
Basic
2003	$0.03	$0.05	$0.03	$0.08
2002	$0.03	$0.08	$0.03	$0.10
Diluted
2003	$0.03	$0.05	$0.03	$0.08
2002	$0.03	$0.08	$0.03	$0.10
Weighted Average Shares Outstanding
Basic
2003	9,714,000	9,714,000	9,714,000	9,714,000
2002	9,714,000	9,714,000	9,714,000	9,714,000
Diluted
2003	9,730,000	9,750,000	9,756,000	9,810,000
2002	9,725,000	9,737,000	9,728,000	9,716,000

Champion Industries, Inc. and Subsidiaries

Schedule II

Valuation and Qualifying Accounts

Years Ended October 31, 2003, 2002 and 2001

			Additions
	Balance at	Balances of	charged to		Balance
	Beginning	acquired	costs and		at end
Description	of period	Companies	Expenses (2)	Deductions (1)	of period

2003
Allowance for doubtful accounts	$1,397,491	$—	$336,291	$(542,786)	$1,190,996
2002
Allowance for doubtful accounts	$1,432,304	$—	$363,328	$(398,141)	$1,397,491
2001
Allowance for doubtful accounts	$1,508,536	$65,000	$1,214,784	$(1,356,016)	$1,432,304

(1)	Uncollectable accounts written off, net of recoveries

(2)	In 2001, $509,042 was charged to expense relating to the Company’s restructuring and profitability enhancement plan.