Form 10-Q
period 2004-01-31
CHAMPION INDUSTRIES INC
filed 2004-03-12
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended January 31, 2004	Commission File No. 0-21084

Champion Industries, Inc.

(Exact name of Registrant as specified in its charter)

West Virginia	55-0717455

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes                 No      ✓     .

9,717,913 shares of common stock of the Registrant were outstanding at January 31, 2004.

Champion Industries, Inc.

INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited)	3
Consolidated Statements of Income (Unaudited)	5
Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3a. Quantitative and Qualitative Disclosure About Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	18
Signatures	19

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Industries, Inc. and Subsidiaries

Consolidated Balance Sheets
(Unaudited)

ASSETS	January 31,	October 31,
	2004	2003

Current assets:
Cash and cash equivalents	$2,653,685	$2,171,713
Accounts receivable, net of allowance of $1,185,000 and $1,191,000	16,826,430	20,142,812
Inventories	10,952,800	11,349,929
Other current assets	1,228,379	739,560
Deferred income tax assets	1,059,520	1,059,520

Total current assets	32,720,814	35,463,534
Property and equipment, at cost:
Land	2,063,373	2,063,373
Buildings and improvements	7,888,883	7,445,219
Machinery and equipment	38,067,506	37,682,530
Equipment under capital leases	983,407	983,407
Furniture and fixtures	3,018,370	2,965,389
Vehicles	3,225,033	3,262,861

	55,246,572	54,402,779
Less accumulated depreciation	(35,799,639)	(34,964,006)

	19,446,933	19,438,773
Cash surrender value of officers’ life insurance	988,134	1,020,795
Goodwill and other intangibles, net of accumulated amortization	2,235,390	2,114,390
Other assets	384,578	431,343

	3,608,102	3,566,528

Total assets	$55,775,849	$58,468,835

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)
(Unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY	January 31,	October 31,
	2004	2003

Current liabilities:
Accounts payable	$2,437,487	$3,283,222
Accrued payroll	963,974	1,500,165
Taxes accrued and withheld	1,133,867	1,259,853
Accrued income taxes	94,939	707,119
Accrued expenses	652,253	789,676
Current portion of long-term debt:
Notes payable	646,533	744,662
Capital lease obligations	213,949	202,309

Total current liabilities	6,143,002	8,487,006
Long-term debt, net of current portion:
Notes payable, line of credit	2,000,000	1,705,668
Notes payable, term	1,985,770	2,103,569
Capital lease obligations	94,021	156,718
Other liabilities	423,179	424,233
Deferred income tax liabilities	2,900,807	2,900,807

Total liabilities	13,546,779	15,778,001

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,717,913 and 9,713,913 shares issued and outstanding	9,717,913	9,713,913
Additional paid-in capital	22,248,567	22,242,047
Retained earnings	10,262,590	10,734,874

Total shareholders’ equity	42,229,070	42,690,834

Total liabilities and shareholders’ equity	$55,775,849	$58,468,835

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended January 31,
	2004	2003
Revenues:
Printing	$22,997,892	$22,606,647
Office products and office furniture	6,315,581	6,012,294

Total revenues	29,313,473	28,618,941
Cost of sales:
Printing	17,023,500	16,533,926
Office products and office furniture	4,324,101	4,167,266

Total cost of sales	21,347,601	20,701,192

Gross profit	7,965,872	7,917,749
Selling, general and administrative expenses	7,921,054	7,455,685

Income from operations	44,818	462,064
Other income (expense):
Interest income	1,618	1,452
Interest expense	(46,679)	(52,024)
Other	23,034	25,524

	(22,027)	(25,048)

Income before income taxes	22,791	437,016
Income tax expense	(9,178)	(182,700)

Net income	$13,613	$254,316

Earnings per share
Basic	$0.00	$0.03

Diluted	$0.00	$0.03

Weighted average shares outstanding:
Basic	9,717,000	9,714,000

Diluted	9,826,000	9,730,000

Dividends per share	$0.05	$0.05

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
	2004	2003
Cash flows from operating activities:
Net income	$13,613	$254,316
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	975,126	1,006,795
Gain on sale of assets	(1,107)	(1,677)
Increase in deferred compensation	2,681	3,575
Bad debt expense	124,209	66,700
Changes in assets and liabilities:
Accounts receivable	3,192,173	1,049,242
Inventories	397,129	(83,986)
Other current assets	(488,819)	(463,978)
Accounts payable	(845,735)	(428,386)
Accrued payroll	(536,191)	(628,276)
Taxes accrued and withheld	(125,986)	(249,527)
Income taxes	(612,180)	(528,198)
Accrued expenses	(137,423)	(30,931)
Other liabilities	(3,735)	(4,976)

Net cash provided by (used in) operating activities	1,953,755	(39,307)
Cash flows from investing activities:
Purchases of property and equipment	(1,009,258)	(472,462)
Proceeds from sales of property	58,064	37,527
Goodwill additions	(130,814)	—
Decrease in cash surrender value life insurance	32,661	24,284
Other assets	25,594	23,421

Net cash used in investing activities	(1,023,753)	(387,230)
Cash flows from financing activities:
Net borrowings of notes payable	1,000,000	—
Payments of notes payable	(705,668)	—
Proceeds from term debt and leases	—	122,500
Principal payments on long-term debt	(266,985)	(766,004)
Proceeds from exercise of stock options	10,520	—
Dividends paid	(485,897)	(485,693)

Net cash used in financing activities	(448,030)	(1,129,197)

Net increase (decrease) in cash and cash equivalents	481,972	(1,555,734)
Cash and cash equivalents, beginning of period	2,171,713	4,507,139

Cash and cash equivalents, end of period	$2,653,685	$2,951,405

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

January 31, 2004

1. Basis of Presentation and Business Operations

The foregoing financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 2003, and related notes thereto contained in Champion Industries, Inc.’s Form 10-K dated January 26, 2004. The accompanying interim financial information is unaudited. The balance sheet information as of October 31, 2003 was derived from our audited financial statements.

Certain prior-year amounts have been reclassified to conform to the current-year Financial Statement presentation.

2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options was 109,000 and 16,000 shares for the three months ended January 31, 2004 and 2003. The Company also had 34,000 and 77,000 outstanding options that were anti-dilutive for the three months ended January 31, 2004 and January 31, 2003 because the option exercise price exceeded the stock price.

3. Inventories

Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Inventories consisted of the following:

	January 31,	October 31,
	2004	2003
Printing:
Raw materials	$2,213,540	$2,203,228
Work in process	2,031,885	2,022,420
Finished goods	3,697,408	3,680,184
Office products and office furniture	3,009,967	3,444,097

	$10,952,800	$11,349,929

4. Goodwill and other intangibles

Goodwill and other intangibles increased by $130,814 during the three months ended January 31, 2004 as a result of the payment of contingent consideration of a prior acquisition.

5. Long-Term Debt

Long-term debt consisted of the following:

	January 31,	October 31,
	2004	2003
Installment notes payable to banks	$2,632,303	$2,848,231
Capital lease obligations	307,970	359,027

	2,940,273	3,207,258
Less current portion	860,482	946,971

Long-term debt, net of current portion	$2,079,791	$2,260,287

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at the prime rate of interest. The line of credit expires in July 2006 and contains certain restrictive financial covenants. The Company had outstanding borrowings under this facility of $2.0 million and $1.7 million at January 31, 2004 and October 31, 2003.

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in April 2004 and contains certain financial covenants. There were no borrowings outstanding under this facility at January 31, 2004 and October 31, 2003.

The Company’s non-cash financing activities for the three months ended January 31, 2003 included vehicle purchases of approximately $96,000 which were financed by a bank. There were no non-cash financing activities for the three months ended January 31, 2004.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

6. Shareholders’ Equity

The Company paid a dividend of five cents per share on December 26, 2003 to stockholders of record on December 1, 2003. Also, the Company declared a dividend of five cents per share to be paid on March 22, 2004 to stockholders of record on March 5, 2004.

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

The Company was advised on February 3, 2004 that the Court of Appeals of the State of Mississippi has reversed the aforementioned judgment and jury verdict rendered against the Company and has remanded the case for new trial. As a result of this action plaintiffs had 14 days from February 3, 2004 to petition the appeals court for rehearing of its ruling. The plaintiffs filed their petition for rehearing on February 17, 2004. The Company had 7 days to respond to such a petition and the Company’s response was filed on February 24, 2004. Unless the appeals court reverses its order upon petition, the effect of the appeals court is to negate the lower court’s award of damages and attorney’s fees previously granted against the Company, and grant a new trial on plaintiff’s claims. If the appeals court does not reverse its order, plaintiffs may seek an appeal to the Mississippi Supreme Court. Similarly, if the appeals court reverses its order, the Company may seek an appeal to the Mississippi Supreme Court.

The Company has been advised that it has no insurance coverage for this award. If upon final resolution of the appeals process, the verdict is not overturned, the impact on the operating results of the Company could be material.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

As of January 31, 2004 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2004	2005	2006	2007	2008	Residual	Total
Non-cancelable operating leases	$820,239	$838,513	$751,053	$555,103	$399,594	$6,000	$3,370,502
Revolving line of credit	—	—	2,000,000	—	—	—	2,000,000
Term debt	646,533	343,434	263,675	258,492	139,169	981,000	2,632,303
Obligations under capital leases	213,949	94,021	—	—	—	—	307,970

	$1,680,721	$1,275,968	$3,014,728	$813,595	$538,763	$987,000	$8,310,775

8. Accounting for Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”. Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation.

The Company has elected to follow the intrinsic value method in accounting for its employee stock options. Accordingly, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002, respectively: risk-free interest rates of 4.03% and 3.97%; dividend yields of 4.21% and 7.22%; volatility factors of the expected market price of the Company’s common stock of 54.0% and 46.4%; and a weighted-average expected life of the option of 4 years.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

The following pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is expensed in the year granted since the options vest immediately. The Company’s pro forma information for the quarters ended January 31 are as follows:

	Quarter Ended January 31
	2004	2003
Net Income, as reported	$13,613	$254,316
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	109,962	47,200

Pro Forma net income (loss)	$(96,349)	$207,116

Earnings (loss) per share:
Basic, as reported	$0.00	$0.03
Basic, pro forma	(0.01)	0.02
Diluted, as reported	$0.00	$0.03
Diluted, pro forma	(0.01)	0.02

Since the Company had a pro-forma net loss as shown above for the three months ended January 31, 2004 the dilutive effect of 109,000 stock options were anti-dilutive on a pro-forma basis for the three months ended January 31, 2004.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

The table below presents information about reported segments for the three months ended January 31:

		Office Products
2004 Quarter 1	Printing	& Furniture	Total
Revenues	$25,530,021	$7,689,954	$33,219,975
Elimination of intersegment revenue	(2,532,129)	(1,374,373)	(3,906,502)

Consolidated revenues	$22,997,892	$6,315,581	$29,313,473

Operating income	177,384	(132,566)	44,818
Depreciation & amortization	961,696	13,430	975,126
Capital expenditures	993,549	15,709	1,009,258
Identifiable assets	45,995,910	9,779,939	55,775,849
Goodwill	1,774,344	286,442	2,060,786

		Office Products
2003 Quarter 1	Printing	& Furniture	Total
Revenues	$25,234,276	$7,218,148	$32,452,424
Elimination of intersegment revenue	(2,627,629)	(1,205,854)	(3,833,483)

Consolidated revenues	$22,606,647	$6,012,294	$28,618,941

Operating income	629,376	(167,312)	462,064
Depreciation & amortization	973,645	33,150	1,006,795
Capital expenditures	534,537	34,390	568,927
Identifiable assets	47,381,901	9,480,467	56,862,368
Goodwill	1,439,499	286,442	1,725,941

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

A reconciliation of total segment revenues and of total segment operating income to income before income taxes, for the three months ended January 31, 2004 and 2003, is as follows:

	Three months ended January 31,
	2004	2003
Revenues:
Total segment revenues	$33,219,975	$32,452,424
Elimination of intersegment revenue	(3,906,502)	(3,833,483)

Consolidated revenue	$29,313,473	$28,618,941

Operating Income:
Total segment operating income	$44,818	$462,064
Interest income	1,618	1,452
Interest expense	(46,679)	(52,024)
Other income	23,034	25,524

Consolidated income before income taxes	$22,791	$437,016

Identifiable assets:
Total segment identifiable assets	$55,775,849	$56,862,368
Elimination of intersegment assets	—	—

Total consolidated assets	$55,775,849	$56,862,368

Champion Industries, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Consolidated Income Statements as a percentage of total revenues.

	Three Months Ended January 31,
	2004		2003
	($ in thousands)
Revenues:
Printing	$22,998	78.5%	$22,607	79.0%
Office products and office furniture	6,316	21.5	6,012	21.0

Total revenues	29,314	100.0	28,619	100.0
Cost of sales:
Printing	17,024	58.1	16,534	57.8
Office products and office furniture	4,324	14.7	4,167	14.5

Total cost of sales	21,348	72.8	20,701	72.3

Gross profit	7,966	27.2	7,918	27.7
Selling, general and administrative expenses	7,921	27.0	7,456	26.1

Income from operations	45	0.2	462	1.6

Interest income	2	0.0	1	0.0
Interest expense	(47)	(0.1)	(52)	(0.2)
Other income	23	0.0	26	0.1

Income before taxes	23	0.1	437	1.5
Income taxes	(9)	(0.0)	(183)	(0.6)

Net income	$14	0.1%	$254	0.9%

Three Months Ended January 31, 2004 Compared to Three Months Ended January 31, 2003

Revenues

Total revenues increased 2.4% in the first quarter of 2004 compared to the same period in 2003 from $28.6 million to $29.3 million. Printing revenue increased 1.7% in the first quarter of 2004 to $23.0 million from $22.6 million in the first quarter of 2003. Office products and office furniture revenue increased 5.0% in the first quarter of 2004 to $6.3 million from $6.0 million in the first quarter of 2003. The revenue increase for the office product and office supply segment was primarily attributable to an increase in furniture sales in 2004 due in part to the additional sales derived from the purchase of certain assets of Contract Business Interiors in June 2003. The increase in printing sales was primarily due to the addition of a new large customer subsequent to the first quarter of 2003 and additional sales derived primarily from the operations of certain assets purchased from Integrated Marketing Solutions in July 2003.

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Cost of Sales

Total cost of sales increased 3.1% in the first quarter of 2004 to $21.3 million from $20.7 million in the first quarter of 2003. Printing cost of sales in the first quarter of 2004 increased $500,000 over the prior year and increased as a percentage of printing sales from 73.1% in 2003 to 74.0% in 2004 primarily due to increased material and outside purchase costs. The dollar increase resulted from the increased material and outside purchase costs as a percentage of sales and the increase in sales. Office products and office furniture cost of sales increased 3.8% or approximately $157,000 in 2004 to $4.3 million from $4.2 million in 2003 but decreased as a percent of sales from 69.3% in 2003 to 68.5% in 2004. The increase in office products and office furniture cost of sales is attributable to the increase in sales. The decrease in office products and office furniture as a percent of sales is reflective of reduced costs resulting from an import program, margin enhancements on sales growth and new pricing programs for the calendar year, one month of which was included in the first quarter.

Operating Expenses

In the first quarter of 2004, selling, general and administrative expenses increased on a gross dollar basis to $7.9 million from $7.5 million in 2003 an increase of $465,000 or 6.2%. As a percentage of sales the expenses increased on a quarter to quarter basis in 2004 to 27.0% from 26.1% in 2003 of total sales.

The increase in selling, general and administrative expenses is primarily the result of increased payroll expenses to support the sales growth and increased professional fees during the quarter.

Income from Operations and Other Income and Expenses

Income from operations decreased 90.3% in the first quarter of 2004 to $45,000 from $462,000 in the first quarter of 2003. This decrease is the result of increased selling, general and administrative expenses partially offset by an increase in sales and gross profit. Other expense (net), decreased approximately $3,000 from 2003 to 2004.

Income Taxes

The Company’s effective income tax rate was 40.3% for the first quarter of 2004 and 41.8% for the first quarter of 2003. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the first quarter of 2004 was $14,000 compared to net income of $254,000 in the first quarter of 2003. Basic and diluted earnings per share for the three months ended January 31, 2004 and 2003 were $0.00 and $0.03.

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

Liquidity and Capital Resources

Net cash provided by operations for the three months ended January 31, 2004, was $2.0 million compared to net cash used in operations of $39,000 during the same period in 2003. This change in net cash from operations is due primarily to timing changes in assets and liabilities including a reduction of inventories in 2004 compared to an increase in inventories in 2003 and an increase in cash generated from accounts receivable collections representing $3.2 million in 2004 compared to $1.0 million in 2003.

Net cash used in investing activities for the three months ended January 31, 2004 was $1.0 million compared to $387,000 during the same period in 2003. The net cash used in investing activities during the first three months of 2004 and 2003 primarily relates to equipment purchases and building improvements.

During the first quarter of 2004, the Company entered into purchase agreements with an equipment manufacturer for the purchase of three printing presses in the aggregate amount of approximately $1.7 million. As a result of this commitment the Company paid this manufacturer a deposit of $170,000.

Net cash used in financing activities for the three months ended January 31, 2004 was $448,000 compared to $1.1 million during the same period in 2003. This change is primarily due to an increase in net borrowings of $170,000 and a $500,000 reduction of principal payments in 2003.

Working capital on January 31, 2004 was $26.6 million, a decrease of $400,000 from October 31, 2003. Management believes that working capital and operating ratios remain at acceptable levels.

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

ITEM 4. Controls and Procedures

Company management, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15c as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There were no changes in internal controls over financial reporting during the last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

a)	Exhibits:

(31.1)	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 — Marshall T. Reynolds	Exhibit 31.1	Page Exhibit 33.1-p1

(31.2)	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 — Todd R. Fry	Exhibit 31.2	Page Exhibit 31.2-p1

(31.3)	Principal Operating Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 — Kirby J. Taylor	Exhibit 31.3	Page Exhibit 31.3-p1

(32)	Marshall T. Reynolds, Todd R. Fry and Kirby J. Taylor Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002	Exhibit 32	Page Exhibit 32-p1

b)	The following reports on Form 8-K were filed during the quarter for which this report is filed:

Form 8-K dated January 7, 2004, filed January 7, 2004 regarding Champion’s press release titled “CHAMPION ANNOUNCES 2003 YEAR END AND FOURTH QUARTER EARNINGS.”

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION INDUSTRIES, INC.

Date: March 12, 2004	/s/ Marshall T. Reynolds

Marshall T. Reynolds Chief Executive Officer

Date: March 12, 2004	/s/ Kirby J. Taylor

Kirby J. Taylor President and Chief Operating Officer

Date: March 12, 2004	/s/ Todd R. Fry

Todd R. Fry Vice President and Chief Financial Officer