Form 10-Q
period 2004-04-30
CHAMPION INDUSTRIES INC
filed 2004-06-14
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended April 30, 2004	Commission File No. 0-21084

Champion Industries, Inc.

(Exact name of Registrant as specified in its charter)

West Virginia	55-0717455
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑ .

9,733,913 shares of common stock of the Registrant were outstanding at April 30, 2004.

Champion Industries, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Industries, Inc. and Subsidiaries

Consolidated Balance Sheets
(Unaudited)

	April 30,	October 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,040,763	$2,171,713
Accounts receivable, net of allowance of $1,196,000 and $1,191,000	17,647,353	20,142,812
Inventories	10,710,336	11,349,929
Other current assets	1,454,908	739,560
Deferred income tax assets	1,059,520	1,059,520

Total current assets	32,912,880	35,463,534
Property and equipment, at cost:
Land	2,063,373	2,063,373
Buildings and improvements	8,392,371	7,445,219
Machinery and equipment	39,958,396	37,682,530
Equipment under capital leases	983,407	983,407
Furniture and fixtures	3,104,385	2,965,389
Vehicles	3,320,283	3,262,861

	57,822,215	54,402,779
Less accumulated depreciation	(36,730,329)	(34,964,006)

	21,091,886	19,438,773
Cash surrender value of officers’ life insurance	988,134	1,020,795
Goodwill and other intangibles	2,225,576	2,114,390
Other assets	328,193	431,343

	3,541,903	3,566,528

Total assets	$57,546,669	$58,468,835

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)
(Unaudited)

	April 30,	October 31,
	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,453,577	$3,283,222
Accrued payroll	1,093,106	1,500,165
Taxes accrued and withheld	1,300,478	1,259,853
Accrued income taxes	6,149	707,119
Accrued expenses	739,985	789,676
Current portion of long-term debt:
Notes payable	703,370	744,662
Capital lease obligations	207,153	202,309

Total current liabilities	6,503,818	8,487,006
Long-term debt, net of current portion:
Notes payable, line of credit	3,014,000	1,705,668
Notes payable, term	2,705,053	2,103,569
Capital lease obligations	48,805	156,718
Other liabilities	424,909	424,233
Deferred income tax liability	2,900,807	2,900,807

Total liabilities	15,597,392	15,778,001

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,733,913 and 9,713,913 shares issued and outstanding	9,733,913	9,713,913
Additional paid-in capital	22,278,110	22,242,047
Retained earnings	9,937,254	10,734,874

Total shareholders’ equity	41,949,277	42,690,834

Total liabilities and shareholders’ equity	$57,546,669	$58,468,835

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
Revenues:
Printing	$24,137,454	$23,904,047	$47,135,346	$46,510,694
Office products and office furniture	6,363,445	5,425,140	12,679,026	11,437,434

Total revenues	30,500,899	29,329,187	59,814,372	57,948,128
Cost of sales:
Printing	17,483,303	17,276,671	34,506,803	33,810,597
Office products and office furniture	4,129,793	3,560,676	8,453,894	7,727,942

Total cost of sales	21,613,096	20,837,347	42,960,697	41,538,539

Gross profit	8,887,803	8,491,840	16,853,675	16,409,589
Selling, general and administrative expenses	8,611,461	7,572,601	16,532,515	15,028,285

Income from operations	276,342	919,239	321,160	1,381,304
Other income (expense):
Interest income	1,180	595	2,798	2,048
Interest expense	(56,590)	(53,416)	(103,269)	(105,440)
Other	50,045	21,264	73,079	46,787

	(5,365)	(31,557)	(27,392)	(56,605)

Income before income taxes	270,977	887,682	293,768	1,324,699
Income taxes	(109,822)	(370,769)	(119,000)	(553,469)

Net income	$161,155	$516,913	$174,768	$771,230

Earnings per share
Basic	$0.02	$0.05	$0.02	$0.08

Diluted	$0.02	$0.05	$0.02	$0.08

Weighted average shares outstanding:
Basic	9,731,000	9,714,000	9,724,000	9,714,000

Diluted	9,864,000	9,750,000	9,845,000	9,740,000

Dividends per share	$0.05	$0.05	$0.10	$0.10

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	April 30,
	2004	2003
Cash flows from operating activities:
Net income	$174,768	$771,230
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,123,338	2,026,944
Gain on sale of assets	(5,133)	(4,450)
Increase in deferred compensation	5,362	7,149
Bad debt expense	216,181	(16,466)
Changes in assets and liabilities:
Accounts receivable	2,279,278	1,185,370
Inventories	639,593	(1,210)
Other current assets	(715,348)	633,828
Accounts payable	(829,645)	(906,757)
Accrued payroll	(407,059)	(640,993)
Taxes accrued and withheld	40,625	(158,945)
Accrued income taxes	(700,970)	(539,040)
Accrued expenses	(49,691)	(53,349)
Other liabilities	(4,686)	(9,953)

Net cash provided by operating activities	2,766,613	2,293,358
Cash flows from investing activities:
Purchases of property and equipment	(3,708,225)	(1,953,099)
Proceeds from sales of property and equipment	83,614	81,448
Decrease in other assets	(154,742)	53,034
Decrease in cash surrender value life insurance	32,661	23,421

Net cash used in investing activities	(3,746,692)	(1,795,196)
Cash flows from financing activities:
Borrowings on line of credit	2,745,000	1,500,000
Payments on line of credit	(1,436,688)	(500,000)
Proceeds from term debt and leases	1,000,000	572,550
Principal payments on long-term debt	(542,857)	(1,499,639)
Proceeds from exercise of stock options	56,063	—
Dividends paid	(972,389)	(971,390)

Net cash provided by (used in) financing activities	849,129	(898,479)

Net decrease in cash and cash equivalents	(130,950)	(400,317)
Cash and cash equivalents, beginning of period	2,171,713	4,507,139

Cash and cash equivalents, end of period	$2,040,763	$4,106,822

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

April 30, 2004

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

2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options was 133,000 and 121,000 shares for the three and six months ended April 30, 2004 and 36,000 and 26,000 shares for the three and six months ended April 30, 2003.

3. Inventories

Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

Inventories consisted of the following:

	April 30,	October 31,
	2004	2003
Printing:
Raw materials	$2,137,549	$2,203,228
Work in process	1,962,131	2,022,420
Finished goods	3,570,476	3,680,184
Office products and office furniture	3,040,180	3,444,097

	$10,710,336	$11,349,929

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continue)

4. Long-Term Debt

Long-term debt consisted of the following:

	April 30,	October 31,
	2004	2003
Installment notes payable to banks	$3,408,423	$2,848,231
Capital lease obligations	255,958	359,027

	3,664,381	3,207,258
Less current portion	910,523	946,971

Long-term debt, net of current portion	$2,753,858	$2,260,287

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at interest rates at LIBOR plus 1% to 1.5%. This line of credit expires in July 2006 and contains certain restrictive financial covenants. There was $3,014,000 and $1,705,668 outstanding under this facility at April 30, 2004 and October 31, 2003.

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in October 2005 and contains certain financial covenants. There were no borrowings outstanding under this facility at April 30, 2004.

During the second quarter of 2004 the Company financed a previously funded press purchase with a term note for $1.0 million at the Wall Street Journal prime rate.

The Company’s non-cash activities for the six months ended April 30, 2004 and 2003 included vehicle purchases of approximately $0 and $96,000, which were financed by a bank and for the six months ended April 30, 2003 the purchase of a building in Baton Rouge, Louisiana of which $1,440,000 of the purchase price was financed by a bank.

5. Shareholders’ Equity

The Company paid a dividend of five cents per share on March 22, 2004 to stockholders of record on March 5, 2004. Also, the Company declared a dividend of five cents per share to be paid on June 21, 2004 to stockholders of record on June 4, 2004.

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

As of April 30, 2004 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2004	2005	2006	2007	2008	Residual	Total
Non-cancelable operating leases	$546,826	$838,513	$751,053	$555,103	$399,594	$6,000	$3,097,089
Revolving line of credit	—	—	3,014,000	—	—	—	3,014,000
Term debt	703,370	533,769	446,691	464,436	319,964	940,193	3,408,423
Obligations under capital leases	207,153	48,805	—	—	—	—	255,958

	$1,457,349	$1,421,087	$4,211,744	$1,019,539	$719,558	$946,193	$9,775,470

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

7. Accounting for Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”. Statement 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation.

The Company has elected to follow the intrinsic value method in accounting for its employee stock options. Accordingly, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003, respectively: risk-free interest rates of 4.03% and 3.97%; dividend yields of 4.21% and 7.22%; volatility factors of the expected market price of the Company’s common stock of 54.0% and 46.4%; and a weighted-average expected life of the option of 4 years.

The following pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is expensed in the year granted since the options vest immediately. The Company’s pro forma information for the quarters and six months ended April 30 are as follows:

	Three Months Ended		Six Months Ended
	April 30		April 30
	2004	2003	2004	2003
Net Income, as reported	$161,155	$516,913	$174,768	$771,230
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	—	—	109,962	47,200

Pro Forma net income	$161,155	$516,913	$64,806	$724,030

Earnings per share:
Basic, as reported	$0.02	$0.05	$0.02	$0.08
Basic, pro forma	0.02	0.05	0.01	0.07
Diluted, as reported	$0.02	$0.05	$0.02	$0.08
Diluted, pro forma	0.02	0.05	0.01	0.07

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

The table below presents information about reported segments for the three and six months ended April 30:

		Office Products
2004 Quarter 2	Printing	& Furniture	Total
Revenues	$27,068,780	$7,908,579	$34,977,359
Elimination of intersegment revenue	(2,931,326)	(1,545,134)	(4,476,460)

Consolidated revenues	$24,137,454	$6,363,445	$30,500,899

Operating income	297,582	(21,240)	276,342
Depreciation & amortization	1,089,450	58,762	1,148,212
Capital expenditures	2,689,128	9,839	2,698,967
Identifiable assets	48,131,179	9,415,490	57,546,669
Goodwill	1,774,344	286,442	2,060,786

		Office Products
2003 Quarter 2	Printing	& Furniture	Total
Revenues	$26,372,039	$6,666,610	$33,038,649
Elimination of intersegment revenue	(2,467,992)	(1,241,470)	(3,709,462)

Consolidated revenues	$23,904,047	$5,425,140	$29,329,187

Operating income	797,482	121,757	919,239
Depreciation & amortization	983,395	36,754	1,020,149
Capital expenditures	2,895,686	24,951	2,920,637
Identifiable assets	49,339,095	9,275,736	58,614,831
Goodwill	1,447,308	286,442	1,733,750

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

		Office Products
2004 Year to date	Printing	& Furniture	Total
Revenues	$52,598,800	$15,598,533	$68,197,333
Elimination of intersegment revenue	(5,463,454)	(2,919,507)	(8,382,961)

Consolidated revenues	$47,135,346	$12,679,026	$59,814,372

Operating income	474,966	(153,806)	321,160
Depreciation & amortization	2,051,147	72,191	2,123,338
Capital expenditures	3,682,677	25,548	3,708,225
Identifiable assets	48,131,179	9,415,490	57,546,669
Goodwill	1,774,344	286,442	2,060,786

		Office Products
2003 Year to date	Printing	& Furniture	Total
Revenues	$51,606,315	$13,884,759	$65,491,074
Elimination of intersegment revenue	(5,095,621)	(2,447,325)	(7,542,946)

Consolidated revenues	$46,510,694	$11,437,434	$57,948,128

Operating income	1,271,906	109,398	1,381,304
Depreciation & amortization	1,957,040	69,904	2,026,944
Capital expenditures	3,430,224	59,341	3,489,565
Identifiable assets	49,339,095	9,275,736	58,614,831
Goodwill	1,447,308	286,442	1,733,750

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

A reconciliation of total segment revenues and of total segment operating income to income before income taxes, for the three and six months ended April 30, 2004 and 2003, is as follows:

	Three months		Six months
	2004	2003	2004	2003
Revenues:
Total segment revenues	$34,977,359	$33,038,649	$68,197,333	$65,491,074
Elimination of intersegment revenue	(4,476,460)	(3,709,462)	(8,382,961)	(7,542,946)

Consolidated revenue	$30,500,899	$29,329,187	$59,814,372	$57,948,128

Operating Income:
Total segment operating income	$276,342	$919,239	$321,160	$1,381,304
Interest income	1,180	595	2,798	2,048
Interest expense	(56,590)	(53,416)	(103,269)	(105,440)
Other income	50,045	21,264	73,079	46,787

Consolidated income before income taxes	$270,977	$887,682	$293,768	$1,324,699

Identifiable assets:
Total segment identifiable assets	$57,546,669	$58,614,831	$57,546,669	$58,614,831
Elimination of intersegment assets	—	—	—	—

Total consolidated assets	$57,546,669	$58,614,831	$57,546,669	$58,614,831

Champion Industries, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Consolidated Income Statements as a percentage of total revenues.

	Percentage of Total Revenues
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
Revenues:
Printing	79.1%	81.5%	78.8%	80.3%
Office products and office furniture	20.9	18.5	21.2	19.7

Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Printing	57.3	58.9	57.7	58.4
Office products and office furniture	13.6	12.1	14.1	13.3

Total cost of sales	70.9	71.0	71.8	71.7

Gross profit	29.1	29.0	28.2	28.3
Selling, general and administrative expenses	28.2	25.8	27.6	25.9

Income from operations	0.9	3.2	0.6	2.4
Interest income	0.0	0.0	0.0	0.0
Interest (expense)	(0.2)	(0.2)	(0.2)	(0.2)
Other income	0.2	0.1	0.1	0.1

Income before taxes	0.9	3.1	0.5	2.3
Income tax expense	(0.4)	(1.3)	(0.2)	(1.0)

Net income	0.5%	1.8%	0.3%	1.3%

Three Months Ended April 30, 2004 Compared to Three Months Ended April 30, 2003

Revenues

Total revenues increased 4.0% in the second quarter of 2004 compared to the same period in 2003 to $30.5 million from $29.3 million. Printing revenue increased 1.0% in the second quarter of 2004 to $24.1 million from $23.9 million in the second quarter of 2003. Office products and office furniture revenue increased 17.3% in the second quarter of 2004 to $6.4 million from $5.4 million in the second quarter of 2003. The revenue increase was primarily attributable to strategic acquisitions completed in the third quarter of 2003 in both segments.

Cost of Sales

Total cost of sales increased 3.7% in the second quarter of 2004 to $21.6 million from $20.8 million in the second quarter of 2003. Printing cost of sales in the second quarter of 2004 increased $207,000 and increased slightly as a percentage of printing sales from 72.3% in 2003 to 72.4% in 2004. Office products and office furniture cost of sales increased 16.0% or approximately $569,000 in 2004 to $4.1 million from $3.6 million in 2003. The increase in office products and office furniture cost of sales is attributable to the higher sales discussed above. The decrease in office products and office furniture cost of sales as a percent of sales is reflective of reduced costs resulting from an import program, margin enhancements on sales growth and new pricing programs for the calendar year.

Operating Expenses

In the second quarter of 2004, selling, general, and administrative expenses increased on a gross dollar basis to $8.6 million from $7.6 million in 2003, an increase of $1,039,000 or 13.7%. This increase resulted in selling, general and administrative expenses as a percentage of sales increasing to 28.2% in 2004 from 25.8% in 2003.

The increase in selling, general and administrative expenses is primarily due to acquisitions completed in the third quarter of 2003, costs incurred in the consolidation of facilities, higher payroll costs to support sales initiatives and increased professional fees for accounting and legal costs. Selling, general and administrative expenses were favorably impacted during the second quarter of 2003 as a result of a decrease in bad debt expense resulting from a customer in bankruptcy who subsequently paid in full.

Income from Operations and Other Income and Expenses

Income from operations decreased 69.9% in the second quarter of 2004 to $276,000 from $919,000 in the second quarter of 2003. This decrease is the result of increased selling, general and administrative expenses partially offset by increased gross profit contributions as discussed above.

Income Taxes

The Company’s effective income tax rate was 40.5% for the second quarter of 2004 and 41.8% for the second quarter of 2003. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the second quarter of 2004 was $161,000 compared to net income of $517,000 in the second quarter of 2003. Basic and diluted earnings per share for the three months ended April 30, 2004 and 2003 were $0.02 and $0.05.

Six Months Ended April 30, 2004 Compared to Six Months Ended April 30, 2003

Revenues

Total revenues increased 3.2% in the first six months of 2004 compared to the same period in 2003 to $59.8 million from $57.9 million. Printing revenue increased 1.3% in the six month period ended April 30, 2004 to $47.1 million from $46.5 million in the same period in 2003. Office products and office furniture revenue increased 10.9% in the six month period ended April 30, 2004 to $12.7 million from $11.4 million in the same period in 2003. The revenues in the printing and office products and office furniture segment increased primarily due to strategic acquisitions completed during the third quarter of 2003 in both segments.

Cost of Sales

Total cost of sales increased 3.4% in the six months ended April 30, 2004 to $43.0 million from $41.5 million in the six months ended April 30, 2003. Printing cost of sales increased 2.1% in the six months ended April 30, 2004 to $34.5 million from $33.8 million in the six months ended April 30, 2003, due primarily to the increase in printing sales noted above and gross margin compression resulting from increased material and outside purchase costs. Office products and office furniture cost of sales increased 9.4% in the six months ended April 30, 2004 to $8.5 million from $7.7 million in the six months ended April 30, 2003 but decreased as a percent of sales from 67.6% in 2003 to 66.7% in 2004. The increase in office products and office furniture cost of sales is attributable to an increase in office products and office furniture sales. The decrease in office products and office furniture cost of sales as a percent of sales is reflective of reduced costs resulting from an import program, margin enhancements on sales growth and new pricing programs for the calendar year, of which four months are included in the six months ended April 30, 2004.

Operating Expenses

During the six months ended April 30, 2004 compared to the same period in 2003, selling, general and administrative expenses increased as a percentage of sales to 27.6% from 25.9%. Total selling, general and administrative expenses increased $1.5 million. The increase in selling, general and administrative expenses is primarily due to acquisitions completed in the third quarter of 2003, costs incurred in the consolidation of facilities during the second quarter of 2004, higher payroll costs to support sales initiatives and increased professional fees for accounting and legal costs. Selling, general and administrative expenses were favorably impacted during the second quarter of 2003 as a result of a decrease in bad debt expense resulting from a customer in bankruptcy who subsequently paid in full.

Income from Operations and Other Income and Expenses

Income from operations decreased 76.8% in the six month period ended April 30, 2004 to $321,000 from $1.4 million in the same period of 2003. This decrease is the result of increased selling, general and administrative expenses partially offset by increased gross profit contributions as discussed above.

Income Taxes

The Company’s effective income tax rate was 40.5% for the six months ended April 30, 2004, down from 41.8% in the same period of 2003. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and is partially impacted by the geographic profitability mix of our operations.

Net Income

Net income for the first six months of 2004 decreased 77.3% to $175,000 from $771,000 in the same period of 2003 due to the reasons discussed above. Basic and diluted earnings per share for the six months ended April 30, 2004 and 2003, were $0.02 and $0.08.

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

Liquidity and Capital Resources

Net cash provided by operations for the six months ended April 30, 2004, was $2.8 million compared to net cash provided by operations of $2.3 million during the same period in 2003. This change in net cash from operations is due primarily to timing changes in assets and liabilities including a reduction in inventories in 2004 versus a slight increase in 2003 and an increase in cash generated from accounts receivable collections representing $2.3 million in 2004 compared to $1.2 million in 2003. These items were partially offset by increases in other current assets compared to decreases in other current assets in 2003, resulting from a deposit refund in 2003 to purchase a fractional ownership in an aircraft from an entity controlled by its Chief Executive Officer in the amount of $875,000.

Net cash used in investing activities for the six months ended April 30, 2004 was $3.7 million compared to $1.8 million during the same period in 2003. The net cash used in investing activities during the first six months of 2004 and 2003 primarily relates to equipment purchases and expenditures for buildings and improvements.

Net cash provided by financing activities for the six months ended April 30, 2004 was $849,000 compared to net cash used in financing activities of $898,000 during the same period in 2003. This change is primarily due to $300,000 in net additional borrowings on the Company’s line of credit, an additional $400,000 of net proceeds from term debt borrowings secured by equipment, and lower principal payments in 2004.

Working capital on April 30, 2004 was $26.4 million, a decrease of $567,000 from October 31, 2003. Management believes that working capital and operating ratios remain at acceptable levels.

During the second quarter of 2004, the Company entered into a purchase agreement with an equipment manufacturer for the purchase of a printing press for approximately $479,000. As a result of this commitment the Company paid this manufacturer a deposit of $96,000.

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

PART II — OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held March 15, 2004, the following matters were voted upon:

a) Fixing the number of directors at eight (8) and election of the following nominees as directors, with votes “for” and “withheld,” as well as broker non-votes, as follows:

Director	Votes "For"	Votes "Withheld"	Broker Non-votes
Louis J. Akers	9,214,733	45,624	-0-
Philip E. Cline	9,233,381	26,976	-0-
Charles R. Hooten, Jr.	9,236,726	23,631	-0-
Harley F. Mooney, Jr.	9,238,796	21,561	-0-
A. Michael Perry	9,238,796	21,561	-0-
Marshall T. Reynolds	9,220,253	40,104	-0-
Neal W. Scaggs	9,219,853	40,504	-0-
Glenn W. Wilcox, Sr.	9,150,828	109,529	-0-

b) Adoption of the 2003 Stock Option Plan

Votes "For"	Votes "Against"	Votes"Abstained"	Broker Non-votes
6,913,074	204,027	132,146	2,011,110

Item 6. Exhibits and reports on Form 8-K

a) Exhibits:

(31.1)	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 — Marshall T. Reynolds	Exhibit 31.1	Page Exhibit 31.1-p1

(31.2)	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 — Todd R. Fry	Exhibit 31.2	Page Exhibit 31.2-p1

(31.3)	Principal Operating Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 — Kirby J. Taylor	Exhibit 31.3	Page Exhibit 31.3-p1

(32)	Marshall T. Reynolds, Todd R. Fry and Kirby J. Taylor Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002	Exhibit 32	Page Exhibit 32-p1

b) The following reports on Form 8-K were filed during the quarter for which this report is filed:

Form 8-K dated February 3, 2004, filed February 3, 2004 regarding Champion’s press release titled “COURT REVERSES JURY VERDICT AND FEE AWARD AGAINST CHAMPION.”

Form 8-K dated February 4, 2004, filed February 9, 2004 regarding Item 4 of Form 8-K “CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT.”

Form 8-K dated February 24, 2004, filed February 24, 2004 regarding Champion’s press release titled “CHAMPION ANNOUNCES FIRST QUARTER 2004 RESULTS AND DIVIDEND.”

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION INDUSTRIES, INC.

Date: June 11, 2004	/s/ Marshall T. Reynolds

Marshall T. Reynolds
Chief Executive Officer

Date: June 11, 2004	/s/ Kirby J. Taylor

Kirby J. Taylor
President and Chief Operating Officer

Date: June 11, 2004	/s/ Todd R. Fry

Todd R. Fry
Vice President and Chief Financial Officer