Form 10-Q
period 2004-07-31
CHAMPION INDUSTRIES INC
filed 2004-09-13
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended July 31, 2004	Commission File No. 0-21084

Champion Industries, Inc.

(Exact name of Registrant as specified in its charter)

West Virginia	55-0717455

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2450-90 1st Avenue
P.O. Box 2968
Huntington, WV 25728

(Address of principal executive offices)
(Zip Code)

(304) 528-2700

(Registrant’s telephone number,

including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

9,733,913 shares of common stock of the Registrant were outstanding at July 31, 2004.

Champion Industries, Inc.

INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited)	3
Consolidated Statements of Income (Unaudited)	5
Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3a. Quantitative and Qualitative Disclosure About Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	19
Signatures	20

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Industries, Inc. and Subsidiaries

Consolidated Balance Sheets
(Unaudited)

	July 31,	October 31,
ASSETS	2004	2003
Current assets:
Cash and cash equivalents	$2,645,245	$2,171,713
Accounts receivable, net of allowance of $1,226,000 and $1,191,000	18,971,833	20,142,812
Inventories	10,860,838	11,349,929
Income tax refund	—	—
Other current assets	1,251,320	739,560
Deferred income tax assets	1,059,520	1,059,520

Total current assets	34,788,756	35,463,534
Property and equipment, at cost:
Land	1,973,042	2,063,373
Buildings and improvements	7,864,802	7,445,219
Machinery and equipment	40,044,715	37,682,530
Equipment under capital leases	983,407	983,407
Furniture and fixtures	3,110,204	2,965,389
Vehicles	3,301,756	3,262,861

	57,277,926	54,402,779
Less accumulated depreciation	(37,553,043)	(34,964,006)

	19,724,883	19,438,773
Cash surrender value of officers’ life insurance	988,134	1,020,795
Goodwill and other intangible assets	2,478,587	2,114,390
Other assets	308,881	431,343

	3,775,602	3,566,528

Total assets	$58,289,241	$58,468,835

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)
(Unaudited)

	July 31,	October 31,
LIABILITIES AND SHAREHOLDERS’ EQUITY	2004	2003
Current liabilities:
Accounts payable	$3,369,298	$3,283,222
Accrued payroll	1,450,250	1,500,165
Taxes accrued and withheld	1,385,247	1,259,853
Accrued income taxes	5,506	707,119
Accrued expenses	868,984	789,676
Current portion of long-term debt:
Notes payable	593,107	744,662
Capital lease obligations	178,423	202,309

Total current liabilities	7,850,815	8,487,006
Long-term debt, net of current portion:
Notes payable, line of credit	2,974,000	1,705,668
Notes payable, term	2,572,509	2,103,569
Capital lease obligations	24,552	156,718
Other liabilities	426,637	424,233
Deferred income tax liability	2,900,807	2,900,807

Total liabilities	16,749,320	15,778,001

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,733,913 and 9,713,913 shares issued and outstanding	9,733,913	9,713,913
Additional paid-in capital	22,278,110	22,242,047
Retained earnings	9,527,898	10,734,874

Total shareholders’ equity	41,539,921	42,690,834

Total liabilities and shareholders’ equity	$58,289,241	$58,468,835

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2004	2003	2004	2003
Revenues:
Printing	$23,011,690	$23,258,426	$70,147,035	$69,769,120
Office products and office furniture	7,086,529	7,340,074	19,765,555	18,777,508

Total revenues	30,098,219	30,598,500	89,912,590	88,546,628
Cost of sales:
Printing	16,913,725	17,149,495	51,420,528	50,960,092
Office products and office furniture	4,850,670	5,231,810	13,304,564	12,959,752

Total cost of sales	21,764,395	22,381,305	64,725,092	63,919,844

Gross profit	8,333,824	8,217,195	25,187,498	24,626,784
Selling, general and administrative expenses	8,247,988	7,785,835	24,780,503	22,814,119

Income from operations	85,836	431,360	406,995	1,812,665
Other income (expense):
Interest income	1,079	1,154	3,877	3,201
Interest expense	(78,462)	(8,208)	(181,729)	(113,648)
Other	121,577	8,143	194,656	54,930

	44,194	1,089	16,804	(55,517)

Income before income taxes	130,030	432,449	423,799	1,757,148
Income taxes	(52,689)	(179,466)	(171,689)	(732,935)

Net income	$77,341	$252,983	$252,110	$1,024,213

Earnings per share
Basic	$0.01	$0.03	$0.03	$0.11

Diluted	$0.01	$0.03	$0.03	$0.11

Weighted average shares outstanding:
Basic	9,734,000	9,714,000	9,727,000	9,714,000

Diluted	9,832,000	9,756,000	9,841,000	9,745,000

Dividends per share	$0.05	$0.05	$0.15	$0.15

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	July 31,
	2004	2003
Cash flows from operating activities:
Net income	$252,110	$1,024,213
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,223,193	3,035,879
(Gain) loss on sale of assets	(102,925)	699
Increase in deferred compensation	8,042	10,723
Bad debt expense	317,539	123,741
Changes in assets and liabilities:
Accounts receivable	934,996	575,645
Inventories	489,091	697,228
Other current assets	(421,760)	596,711
Accounts payable	86,076	(629,895)
Accrued payroll	(49,915)	(502,900)
Taxes accrued and withheld	125,394	(118,996)
Accrued income taxes	(701,613)	(998,425)
Accrued expenses	79,308	(70,613)
Other liabilities	(5,638)	(14,929)

Net cash provided by operating activities	4,233,898	3,729,081
Cash flows from investing activities:
Purchases of property and equipment	(3,987,220)	(2,417,433)
Proceeds from sales of property	789,702	149,048
Businesses acquired, net of cash received	(346,556)	(415,598)
Goodwill additions	(227,161)	(7,809)
Increase (decrease) in other assets	(48,434)	242,818
Decrease (increase) in cash surrender value life insurance	32,661	(9,240)

Net cash used in investing activities	(3,787,008)	(2,458,214)
Cash flows from financing activities:
Borrowings on line of credit	4,205,000	1,700,000
Payments on line of credit	(2,936,668)	(1,000,000)
Proceeds from term debt and leases	1,000,000	572,550
Principal payments on long-term debt	(838,667)	(2,236,312)
Proceeds from exercise of stock options	56,063	—
Dividends paid	(1,459,086)	(1,457,086)

Net cash provided by (used in) financing activities	26,642	(2,420,848)

Net increase (decrease) in cash and cash equivalents	473,532	(1,149,981)
Cash and cash equivalents, beginning of period	2,171,713	4,507,139

Cash and cash equivalents, end of period	$2,645,245	$3,357,158

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

July 31, 2004

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

2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options was 98,000 and 113,000 shares for the three and nine months ended July 31, 2004 and 42,000 and 31,000 shares for the three and nine months ended July 31, 2003.

3. Inventories

Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

Inventories consisted of the following:

	July 31,	October 31,
	2004	2003
Printing:
Raw materials	$2,185,335	$2,203,228
Work in process	2,005,995	2,022,420
Finished goods	3,650,295	3,680,184
Office products and office furniture	3,019,213	3,444,097

	$10,860,838	$11,349,929

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

4. Goodwill

Goodwill increased by $227,161 and $7,809 during the nine months ended July 31, 2004 and 2003 primarily as a result of the Company settling contingent consideration payments of a prior acquisition.

5. Long-Term Debt

Long-term debt consisted of the following:

	July 31,	October 31,
	2004	2003
Installment notes payable to banks	$3,165,616	$2,848,231
Capital lease obligations	202,975	359,027

	3,368,591	3,207,258
Less current portion	771,530	946,971

Long-term debt, net of current portion	$2,597,061	$2,260,287

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at the prime rate of interest. This line of credit expires in July 2006 and contains certain restrictive financial covenants. There was $2,374,000 and $1,705,688 outstanding under this facility at July 31, 2004 and October 31, 2003.

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in October 2005 and contains certain financial covenants. There was $600,000 outstanding under this facility at July 31, 2004.

During the second quarter of 2004 the Company financed a previously funded press with a term note for $1.0 million at the Wall Street Journal prime rate.

The Company’s non-cash activities for the nine months ended July 31, 2004 and 2003 included vehicle purchases of approximately $0 and $96,000, which were financed by a bank and for the nine months ended July 31, 2003 the purchase of a building in Baton Rouge, Louisiana of which $1,440,000 of the purchase price was financed by a bank.

6. Shareholders’ Equity

The Company paid a dividend of five cents per share on June 21, 2004 to stockholders of record on June 4, 2004. Also, the Company declared a dividend of five cents per share to be paid on September 20, 2004 to stockholders of record on September 3, 2004.

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

The Company was advised on February 3, 2004 that the Court of Appeals of the State of Mississippi had reversed the aforementioned judgment and jury verdict rendered against the Company and had remanded the case for new trial. The plaintiffs petitioned the appeals court for rehearing of its ruling on February 17, 2004. The Company’s response was filed on February 24, 2004.

On June 22, 2004 the Company was advised that the Court of Appeals of the State of Mississippi had upheld its February 3, 2004 reversal of the judgment and jury verdict and its remand of the case for new trial. Plaintiffs filed a petition for writ of certiorari with the Mississippi Supreme Court to contest the ruling of the Court of Appeals on July 6, 2004. The Company filed a response to such petition on July 27, 2004.

The Company has been advised that it has no insurance coverage for this award. If upon final resolution of the appeals process, the verdict is not overturned, the impact on the operating results of the Company could be material.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

As of July 31, 2004 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2004	2005	2006	2007	2008	Residual	Total
Non-cancelable operating leases	$266,963	$847,963	$751,053	$555,103	$399,594	$6,000	$2,826,676
Revolving line of credit	—	600,000	2,374,000	—	—	—	2,974,000
Term debt	593,107	501,696	451,344	443,998	185,333	990,138	3,165,616
Obligations under capital leases	178,423	24,552	—	—	—	—	202,975

	$1,038,493	$1,974,211	$3,576,397	$999,101	$584,927	$996,138	$9,169,267

8. Accounting of Stock-Based Compensation

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

The following pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is expensed in the year granted since the options vest immediately. The Company’s pro forma information for the quarters and nine months ended July 31 are as follows:

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2004	2003	2004	2003
Net Income, as reported	$77,341	$252,983	$252,110	$1,024,213
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	—	—	109,962	47,200

Pro Forma net income	$77,341	$252,983	$142,148	$977,013

Earnings per share:
Basic, as reported	$0.01	$0.03	$0.03	$0.11
Basic, pro forma	0.01	0.03	0.01	0.10
Diluted, as reported	$0.01	$0.03	$0.03	$0.11
Diluted, pro forma	0.01	0.03	0.01	0.10

9. Industry Segment Information

The Company operates principally in two industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms) and the sale of office products and office furniture including interior design services.

The table below presents information about reported segments for the three and nine months ended July 31:

		Office Products
2004 Quarter 3	Printing	& Furniture	Total
Revenues	$26,155,556	$8,540,074	$34,695,630
Elimination of intersegment revenue	(3,143,866)	(1,453,545)	(4,597,411)

Consolidated revenues	$23,011,690	$7,086,529	$30,098,219

Operating income (loss)	(47,535)	133,371	85,836
Depreciation & amortization	1,065,400	34,455	1,099,855
Capital expenditures	261,226	17,769	278,995
Identifiable assets	48,691,447	9,597,794	58,289,241
Goodwill	1,774,344	286,442	2,060,786

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

		Office Products
2003 Quarter 3	Printing	& Furniture	Total
Revenues	$25,737,829	$8,598,413	$34,336,242
Elimination of intersegment revenue	(2,479,403)	(1,258,339)	(3,737,742)

Consolidated revenues	$23,258,426	$7,340,074	$30,598,500

Operating income (loss)	443,634	(12,274)	431,360
Depreciation & amortization	973,400	35,535	1,008,935
Capital expenditures	407,201	57,132	464,333
Identifiable assets	47,676,732	9,814,574	57,491,306
Goodwill	1,447,308	286,442	1,733,750

		Office Products
2004 Year to date	Printing	& Furniture	Total
Revenues	$78,754,355	$24,138,607	$102,892,962
Elimination of intersegment revenue	(8,607,320)	(4,373,052)	(12,980,372)

Consolidated revenues	$70,147,035	$19,765,555	$89,912,590

Operating income (loss)	427,430	(20,435)	406,995
Depreciation & amortization	3,116,547	106,646	3,223,193
Capital expenditures	3,943,903	43,317	3,987,220
Identifiable assets	48,691,447	9,597,794	58,289,241
Goodwill	1,774,344	286,442	2,060,786

		Office Products
2003 Year to date	Printing	& Furniture	Total
Revenues	$77,344,144	$22,483,171	$99,827,315
Elimination of intersegment revenue	(7,575,024)	(3,705,663)	(11,280,687)

Consolidated revenues	$69,769,120	$18,777,508	$88,546,628

Operating income (loss)	2,068,081	(255,416)	1,812,665
Depreciation & amortization	2,955,155	80,724	3,035,879
Capital expenditures	3,837,425	116,473	3,953,898
Identifiable assets	47,676,732	9,814,574	57,491,306
Goodwill	1,447,308	286,442	1,733,750

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

A reconciliation of total segment revenues and of total segment operating income to income before income taxes, for the three and nine months ended July 31, 2004 and 2003, is as follows:

	Three months		Nine months
	2004	2003	2004	2003
Revenues:
Total segment revenues	$34,695,630	$34,336,242	$102,892,962	$99,827,315
Elimination of intersegment revenue	(4,597,411)	(3,737,742)	(12,980,372)	(11,280,687)

Consolidated revenue	$30,098,219	$30,598,500	$89,912,590	$88,546,628

Operating Income:
Total segment operating income	$85,836	$431,360	$406,995	$1,812,665
Interest income	1,079	1,154	3,877	3,201
Interest expense	(78,462)	(8,208)	(181,729)	(113,648)
Other income	121,577	8,143	194,656	54,930

Consolidated income before income taxes	$130,030	$432,449	$423,799	$1,757,148

Identifiable assets:
Total segment identifiable assets	$58,289,241	$57,491,306	$58,289,241	$57,491,306
Elimination of intersegment assets	—	—	—	—

Total consolidated assets	$58,289,241	$57,491,306	$58,289,241	$57,491,306

10. Acquisitions

On September 7, 2004, the Company acquired all the issued and outstanding capital stock of Syscan Corporation, a West Virginia Corporation, for a cash price of $3,500,000 and a contingent purchase price, dependent upon satisfaction of certain conditions, not to exceed the amount of $1,500,000.

On May 13, 2004, the Company acquired certain assets of Cincinnati, Ohio based Westerman Print Company.

Champion Industries, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Consolidated Income Statements as a percentage of total revenues.

	Percentage of Total Revenues
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2004	2003	2004	2003
Revenues:
Printing	76.5%	76.0%	78.0%	78.8%
Office products and office furniture	23.5	24.0	22.0	21.2

Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Printing	56.2	56.0	57.2	57.6
Office products and office furniture	16.1	17.1	14.8	14.6

Total cost of sales	72.3	73.1	72.0	72.2

Gross profit	27.7	26.9	28.0	27.8
Selling, general and administrative expenses	27.4	25.5	27.5	25.8

Income from operations	0.3	1.4	0.5	2.0
Interest income	0.0	0.0	0.0	0.0
Interest (expense)	(0.3)	0.0	(0.2)	(0.1)
Other income	0.4	0.0	0.2	0.1

Income before taxes	0.4	1.4	0.5	2.0
Income tax expense	(0.1)	(0.6)	(0.2)	(0.8)

Net income	0.3%	0.8%	0.3%	1.2%

Three Months Ended July 31, 2004 Compared to Three Months Ended July 31, 2003

Revenues

Total revenues decreased 1.6% in the third quarter of 2004 compared to the same period in 2003 from $30.6 million to $30.1 million. Printing revenue decreased 1.1% in the third quarter of 2004 to $23.0 million from $23.3 million in the third quarter of 2003. Office products and office furniture revenue decreased 3.5% in the third quarter of 2004 to $7.1 million from $7.3 million in the third quarter of 2003. The revenue decrease was attributable to a reduction in office product sales and a sales reduction at one of the Company’s sheet-fed plant operations.

Cost of Sales

Total cost of sales decreased from $22.4 million for the third quarter of 2003 to $21.8 million in the third quarter of 2004, respectively. Printing cost of sales in the third quarter of 2004 decreased $200,000 and decreased as a percentage of printing sales from 73.7% in 2003 to 73.5% in 2004 primarily due to lower printing sales and a slight improvement in gross margin. Office products and office furniture cost

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

of sales decreased 7.3% or approximately $400,000 in 2004 to $4.9 million from $5.2 million in 2003. As a percentage of office products and office furniture sales, cost of sales decreased to 68.4% in 2004 from 71.3% in 2003. The decrease in office products and office furniture cost of sales is attributable to the lower sales discussed above and enhanced gross margins for office furniture sales, office product sales and increased vendor discounts.

Operating Expenses

In the third quarter of 2004, selling, general and administrative expenses increased on a gross dollar basis to $8.2 million from $7.8 million in 2003, an increase of $462,000 or 5.9%. Selling, general and administrative expenses as a percentage of sales also increased to 27.4% in 2004 from 25.5% in 2003.

The increase in selling, general and administrative expenses is primarily due to an increase in bad debt expense, higher professional service related expenses and higher payroll expenses associated with internal sales growth initiatives and acquisitions.

Income from Operations and Other Income and Expenses

Income from operations decreased 80.1% in the third quarter of 2004 to $86,000 from $431,000 in the third quarter of 2003. This decrease is primarily the result of increased selling, general and administrative expenses. Other income/expense (net), changed $43,000 from income of $1,000 in 2003 to income of $44,000 in 2004. This change was the result of a gain on the sale of the Company’s Knoxville facility of approximately $100,000, offset by higher interest expense resulting from higher interest rates and outstanding borrowings.

Income Taxes

The Company’s effective income tax rate was 40.5% for the third quarter of 2004 and 41.5% for the third quarter of 2003. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the third quarter of 2004 decreased 69.4% to $77,000 down from $253,000 in 2003. Basic and diluted earnings per share for the three months ended July 31, 2004 was $0.01 down from $0.03 in 2003.

Nine Months Ended July 31, 2004 Compared to Nine Months Ended July 31, 2003

Revenues

Total revenues increased 1.5% in the first nine months of 2004 compared to the same period in 2003 to $89.9 million from $88.5 million. Printing revenue increased 0.5% in the nine month period ended July 31, 2004 to $70.1 million from $69.8 million in the same period in 2003. Office products and office furniture revenue increased 5.3% in the nine month period ended July 31, 2004 to $19.8 million from $18.8 million in the same period in 2003. The revenues in the printing and office products and office

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

furniture segment increased primarily due to strategic acquisitions completed in the third quarter of 2003.

Cost of Sales

Total cost of sales increased 1.3% in the nine months ended July 31, 2004 to $64.7 million from $63.9 million in the nine months ended July 31, 2003. Printing cost of sales increased 0.9% in the nine months ended July 31, 2004 to $51.4 million from $51.0 million in the nine months ended July 31, 2003 and increased as a percent of printing sales to 73.3% in 2004 from 73.0% in 2003 due primarily to increased sales coupled with a slight reduction in gross margin. Office products and office furniture cost of sales increased 2.7% in the nine months ended July 31, 2004 to $13.3 million from $13.0 million in the nine months ended July 31, 2003 and decreased as a percent of office products and office furniture sales to 67.3% from 69.0%. The increase in office products and office furniture cost of sales is attributable to an increase in office products and office furniture sales partially offset by enhanced gross margins for office products and furniture sales.

Operating Expenses

During the nine months ended July 31, 2004 compared to the same period in 2003, selling, general and administrative expenses increased as a percentage of sales to 27.5% from 25.8%. Total selling, general and administration expense increased $2.0 million primarily as a result of increases in payroll expenses, bad debt expense and professional service related expenses.

Income from Operations and Other Income and Expenses

Income from operations decreased 77.5% in the nine month period ended July 31, 2004 to $400,000 from $1.8 million in the same period of 2003. This decrease is primarily the result of increased selling, general and administration expenses partially offset by increased sales and gross profits. Other income improved approximately $72,000 primarily due to gains on sale of property partially offset by increased interest costs.

Income Taxes

The Company’s effective income tax rate was 40.5% for the nine months ended July 31, 2004, down from 41.7% in the same period of 2003. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and is partially impacted by the geographic profitability mix of our operations.

Net Income

Net income for the first nine months of 2004 decreased 75.4% to $252,000 from $1.0 million in the same period of 2003 due to the reasons discussed above. Basic and diluted earnings per share for the nine months ended July 31, 2004 and 2003, were $0.03 and $0.11.

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

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended July 31, 2004, was $4.2 million compared to $3.7 million during the same period in 2003. This increase primarily relates to timing changes in assets and liabilities and increased depreciation expense partially offset by lower net income.

Net cash used in investing activities for the nine months ended July 31, 2004 was $3.8 million compared to $2.5 million during the same period in 2003. The net cash used in investing activities during the first nine months of 2004 and 2003 primarily relates to purchases and deposits for the purchase of property and equipment partially offset by the sale of a building in Knoxville, Tennessee and Baton Rouge, Louisiana.

Net cash provided by financing activities for the nine months ended July 31, 2004 was $27,000 compared to net cash used in financing activities of $2.4 million during the same period in 2003. This change is primarily due to $600,000 in additional net borrowings on the Company’s lines of credit, proceeds from term debt borrowings secured by equipment, and lower principal payments in 2004.

On September 7, 2004, the Company acquired all the issued and outstanding capital stock of Syscan Corporation, a West Virginia Corporation, for a cash price of $3,500,000 and a contingent purchase price, dependent upon satisfaction of certain conditions, not to exceed the amount of $1,500,000.

Working capital on July 31, 2004 was $26.9 million, a decrease of $39,000 from October 31, 2003. Management believes that working capital and operating ratios remain at acceptable levels.

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

PART II – OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

     a) Exhibits:

10.1	Company’s 2003 Stock Option Plan, filed as Exhibit A to proxy statement dated February 12, 2004, filed February 13, 2004, is incorporated herein by reference.

10.2	Form of Stock Option Agreement pursuant to Company’s 2003 Stock Option Plan.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 – Marshall T. Reynolds

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 – Todd R. Fry

31.3	Principal Operating Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 – Kirby J. Taylor

32	Marshall T. Reynolds, Todd R. Fry and Kirby J. Taylor Certification Pursuant to 18 U.SC. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002

b) The following reports on Form 8-K were filed during the quarter for which this report is filed:

Form 8-K dated May 21, 2004, filed May 21, 2004 regarding Champion’s press release titled “CHAMPION ANNOUNCES EARNINGS AND DIVIDEND FOR 2nd QUARTER 2004.”

Form 8-K dated June 23, 2004, filed June 24, 2004 regarding Champion’s press release titled “COURT UPHOLDS RULING REVERSING JURY VERDICT AND FEE AWARD AGAINST CHAMPION.”

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION INDUSTRIES, INC.

Date: September 10, 2004	/s/ Marshall T. Reynolds

Marshall T. Reynolds
Chief Executive Officer

Date: September 10, 2004	/s/ Kirby J. Taylor

Kirby J. Taylor
President and Chief Operating Officer

Date: September 10, 2004	/s/ Todd R. Fry

Todd R. Fry
Vice President and Chief Financial Officer