Form 10-K
CHAMPION INDUSTRIES INC
filed 2005-01-31
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2004

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

Registrant's telephone number, including area code:  (304) 528‑2700

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

Yes ☐ No ☒

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

Yes ☐ No ☒

The aggregate market value of the voting stock of the registrant held by non‑affiliates as of January 7, 2005, was $16,879,748 of Common Stock, $1.00 par value. The outstanding common stock of the Registrant at the close of business on January 7, 2005 consisted of 9,733,913 shares of Common Stock,  $1.00 par value.

Total number of pages including cover page 130.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registration statement on Form S‑2/A No. 333‑47585, filed on March 16, 1998, are incorporated by reference into Part IV, Item 15.  Portions of the Registrant’s definitive proxy statement dated February 18, 2005 with respect to its Annual Meeting of Shareholders to be held on March 21, 2005 are incorporated by reference into Part III, Items 10-13.  Exhibit Index located in Part IV Item 15.

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

PART I

ITEM 1 - BUSINESS

HISTORY

           Champion Industries, Inc. (“Champion” or the “Company”) is a major commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets east of the Mississippi River. The Company's sales offices and production facilities are located in Huntington, Charleston, Parkersburg, Clarksburg, Wheeling and Morgantown, West Virginia; Lexington and Owensboro, Kentucky; Baton Rouge and New Orleans, Louisiana; Cincinnati, Ohio; Jackson, Mississippi; Kingsport and Knoxville, Tennessee; Evansville, Indiana; Bridgeville and Altoona, Pennsylvania; and Asheville, North Carolina. The Company's sales force of approximately 140 salespeople sells printing services, business forms management services, office products and office furniture.

           The Company was chartered as a West Virginia corporation on July 1, 1992. Prior to the public offering of the Company's Common Stock on January 28, 1993 (the “Offering”), the Company's business was operated by The Harrah and Reynolds Corporation (“Harrah and Reynolds”), doing business as Chapman Printing Company, together with its wholly‑owned subsidiaries, The Chapman Printing Company, Inc. and Stationers, Inc. Incident to the Offering, Harrah and Reynolds and the Company entered into an Exchange Agreement, pursuant to which, upon the closing date of the Offering: (i) Harrah and Reynolds contributed to the Company substantially all of the operating assets of its printing division, including all inventory and equipment (but excluding any real estate and vehicles) and all issued and outstanding capital stock of its subsidiaries, The Chapman Printing Company, Inc. and Stationers, Inc.; (ii) the Company assumed certain of the liabilities relating to the operations of the printing divisions of Harrah and Reynolds and its subsidiaries, The Chapman Printing Company, Inc. and Stationers, Inc., excluding debts associated with real estate, certain accounts payable to affiliates and certain other liabilities; and (iii) Harrah and Reynolds was issued 2,000,000 shares of Common Stock of the Company.

           The Company and its predecessors have been headquartered in Huntington since 1922. Full scale printing facilities, including web presses for manufacturing business forms, and sales and customer service operations are located in Huntington. The Company's Charleston division was established in 1974 through the acquisition of the printing operations of Rose City Press. Sales and customer service operations, as well as the pre‑press departments, are located in Charleston. The Parkersburg division opened in 1977 and was expanded by the acquisitions of Park Press and McGlothlin Printing Company. In addition to sales and customer service operations, this division houses a large full‑color printing facility and a state‑of‑the‑art studio, with scanners, electronic color retouching equipment and 4-, 5- and 6-color presses.

           The Lexington division commenced operations in 1983 upon the acquisition of the Transylvania Company. This location includes a pre‑press department, computerized composition facilities, as well as sales and customer service operations.

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

           The Bourque Printing division (“Bourque”) commenced operations in June, 1993, upon the acquisition of Bourque Printing, Inc. in Baton Rouge, Louisiana. This location includes a pre‑press department, computerized composition facilities, a pressroom with up to 4‑color presses and a bindery department, as well as sales and customer service operations. Bourque was expanded through the acquisition of Strother Forms/Printing in Baton Rouge in 1993, through the acquisition of the assets of E. S. Upton Printing Company, Inc. in New Orleans in 1996 and through the acquisition of Transdata Systems, Inc. in Baton Rouge and New Orleans in 2001.

           The Dallas Printing division (“Dallas” or “Champion Jackson”) commenced operations in September, 1993, upon the acquisition of Dallas Printing Company, Inc. in Jackson, Mississippi. This location includes a pre‑press department, computerized composition facilities, as well as sales and customer service operations.

           On November 2, 1993, a wholly‑owned subsidiary of the Company chartered to effect such acquisition purchased selected assets of Tri‑Star Printing, Inc., a Delaware corporation doing business as “Carolina Cut Sheets” in the manufacture and sale of business forms in Timmonsville, South Carolina. The Company's subsidiary has changed its name to “Carolina Cut Sheets, Inc.” Carolina Cut Sheets manufactures single‑part business forms for sale to dealers and through the Company's other divisions. Carolina Cut Sheets was relocated to Huntington, West Virginia in 2001.

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

           On November 13, 1995, in exchange for $950,000 cash and the issuance of 66,768 shares of its common stock, the Company acquired Donihe Graphics, Inc. (“Donihe”), a high‑volume color printer based in Kingsport, Tennessee.

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

           On May 21, 1997, the Company acquired all outstanding common shares of Blue Ridge Printing Co., Inc. of Asheville, North Carolina and Knoxville, Tennessee (“Blue Ridge”) in exchange for 277,775 shares of the Company's common stock.

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

           On November 30, 1999, the Company acquired all of the issued and outstanding common stock of Diez Business Machines (“Diez”) of Gonzales, Louisiana. Diez was operated as a subsidiary of Stationers until 2004 when it was relocated to the Bourque facility.

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

           On October 10, 2001, the Company acquired Transdata Systems, Inc. (“Transdata”) of Baton Rouge and New Orleans, Louisiana.

           On June 18, 2003, the Company acquired certain assets of Contract Business Interiors (CBI) of Wheeling, West Virginia pursuant to acceptance by the U.S. Bankruptcy Court for the Northern District of West Virginia. As a result of this transaction, the Company also assumed certain customer deposit liabilities in the ordinary course of business.

           On July 1, 2003, the Company acquired certain assets of Pittsburgh based Integrated Marketing Solutions, the direct sales division and distributorship of Datatel Resources Corporation.

           On May 13, 2004, the Company acquired certain assets of Cincinnati, Ohio Westerman Print Company “Westerman”. The assets of Westerman were moved to the Company’s Merten operation in Cincinnati, Ohio.

           On September 7, 2004, the Company acquired all the issued and outstanding capital stock of Syscan Corporation (“Syscan”), a West Virginia corporation, for a gross cash price of $3,500,000 and a contingent purchase price, dependent upon satisfaction of certain conditions, not to exceed the amount of $1,500,000. After considering the cash received in the transaction, the acquisition of a building and acquisition costs the net assets acquired totaled approximately $2,688,000.

           All acquisitions have been accounted for using the purchase method of accounting except for U.S. Tag, Blue Ridge, Capitol and Thompson’s, which utilized the “pooling-of-interest” method of accounting.

BUSINESS

           Champion is engaged in the commercial printing and office products and furniture supply business in regional markets east of the Mississippi River.  The Company's sales force sells a full range of printing services, business forms, office products and office furniture. Management views these sales activities as complementary since frequent customer sales calls required for one of its products or services provide opportunities to cross‑sell other products and services.  The Company believes it benefits from significant customer loyalty and customer referrals because it provides personal service, quality products, convenience and selection with one‑stop shopping.

           The Company's printing services range from the simplest to the most complex jobs, including business cards, books, tags, brochures, posters, 4- to 6-color process printing and multi‑part, continuous and snap‑out business forms. The Company's state‑of‑the‑art equipment enables it to provide computerized composition, art design, paste‑up, stripping, film assembly and color scanner separations. Included within our print segment are fulfillment services to our customers which encompass warehousing, distribution, and reporting services. The Company also offers complete bindery and letterpress services. The printing operations contributed $95.3 million, $96.5 million and $95.2 million or 76.6%, 79.0% and 77.5% of the Company's total revenues for the fiscal years ended October 31, 2004, 2003 and 2002.

           The Company provides a full range of office products and office furniture primarily in the budget and middle price ranges, and also offers office design services. The Company publishes a catalog of high volume, frequently ordered items purchased directly from manufacturers. These catalog sales account for the bulk of sales volume and afford sales personnel flexibility in product selection and pricing. Medium to large volume customers are offered levels of pricing discounts. In addition, the Company offers a broad line of general office products through major wholesalers' national catalogs. The Company has implemented Internet e-commerce sites, which allow customers to order office products, furniture and forms online. The e-commerce sites include the office products and office furniture catalog, which is customized specifically for each customer requesting Internet e-commerce access. In addition, the Company offers customized on-line forms management solutions through www.cgc1.com. The Company believes that its e-commerce sites will allow customers to access data concerning their company’s purchase habits so as to better control expenditures for office products and business forms and eliminate large in-house inventories. The Company is a member of a major office products purchasing organization. Members benefit from volume discounts, which permit them to offer competitive prices and improve margins. The Company's office furniture business focuses on the budget to middle price range lines, although upscale lines are offered as well. Office products, office furniture and office design operations contributed $29.1 million, $25.6 million and $27.7 million, or 23.4%, 21.0% and 22.5% of the Company's total revenues for the fiscal years ended October 31, 2004, 2003 and 2002.

ORGANIZATION

           Champion’s two lines of business are comprised of nineteen operating divisions. The Huntington headquarters provides centralized financial management and administrative services to each of its two business segments.

Commercial Printing

           Ten commercial printing divisions are located in Huntington, Charleston and Parkersburg, West Virginia; Lexington, Kentucky; Baton Rouge and New Orleans, Louisiana; Jackson, Mississippi; Cincinnati, Ohio; Kingsport, Tennessee; and Asheville, North Carolina.  Each has a sales force, a customer service operation and a pre‑press department that serve the customers in their respective geographic areas. Although each customer's interface is solely with its local division's personnel, its printing job may be produced in another division using the equipment most suited to the quality and volume requirements of the job. In this way, for example, Champion can effectively compete for high quality process color jobs in Lexington by selling in Lexington, printing in Cincinnati and binding in Huntington. The full range of printing resources is available to customers in the entire market area without Champion having to duplicate equipment in each area.

           Interform Corporation, doing business as Interform Solutions and located in Bridgeville, Pennsylvania, manufactures business forms and related products, which it sells through a network of independent distributors concentrated in Eastern Pennsylvania, New Jersey and metropolitan New York.

           Consolidated Graphic Communications division in Bridgeville, Pennsylvania operates as a full line printing and printing services distributor.  The division offers complete print management, fulfillment services and B2B e-commerce solutions.

           Carolina Cut Sheets, Inc., located in Huntington, West Virginia, manufactures single sheet business forms which are sold to other commercial printers and dealers and through the Company's other divisions.

           The Huntington, West Virginia division of Chapman Printing Company manufactures single sheet and multi‑part, snap‑out and continuous business forms for sale through many of the Company's commercial printing divisions.

           U.S. Tag, located in Huntington, West Virginia, manufactures and sells tags used in the manufacturing, shipping, postal, airline and cruise industries throughout the United States through dealers and the Company's other divisions.

           Transdata, located in Baton Rouge and New Orleans, Louisiana, operates as a subsidiary of Bourque Printing performing sales and customer service functions including fulfillment services and operates out of the Upton and Bourque facilities.

           Syscan headquartered in Charleston, West Virginia operates as a full line printing, printing services distributor and office products and office furniture distributor. Syscan offers complete print management, fulfillment, mail, digital print, office furniture and print and office products B2B e-commerce solutions.

Office Products, Office Furniture and Office Design

           Stationers, located in Huntington, Clarksburg (doing business as “Champion Clarksburg”), Morgantown (through its Champion Morgantown division) and Parkersburg, West Virginia (doing business as “Garrison Brewer”), provides office products and office furniture primarily to customers in the Company's West Virginia, Ohio and Kentucky market areas. Products are sold by printing division salespeople and delivered in bulk daily to each division, or shipped directly to customers.

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

PRODUCTS AND SERVICES

Printing Services

           Champion's primary business is commercial printing and business forms manufacturing. The Company, unlike most of its regional competitors, offers the full range of printing production processes, enabling the Company to provide customers a one‑stop, one‑vendor source without the time and service constraints of subcontracting one or more aspects of production. Major production areas include: (i) printing of business cards, letterhead, envelopes, and one, two, or three color brochures; (ii) process color manufacturing of brochures, posters, advertising sheets and catalogues; (iii) die cutting and foil stamping; (iv) bindery services, including trimming, collating, folding and stitching the final product; (v) forms printing, encompassing roll‑to‑roll computer forms, checks, invoices, purchase orders and similar forms in single‑part, multi‑part, continuous and snap‑out formats; (vi) tag manufacturing; and (vii) high volume process color webprinting of brochures and catalogs. The capabilities of the Company's various printing divisions are stated below.

Division	Sales & Customer Service	Pre-Press	Sheet Printing	Rotary Printing	Full Color	High Volume Full Color

Huntington	*	*	*	*
Charleston	*	*
Parkersburg	*	*	*		*
Lexington	*	*
Bourque Printing, Inc.	*	*	*		*
Dallas Printing Company, Inc. (Champion Jackson)	*	*
Carolina Cut Sheets, Inc.	*
U.S. Tag & Ticket Company, Inc.	*	*
Donihe Graphics, Inc.	*	*	*	*	*	*
Upton Printing	*	*	*		*
The Merten Company	*	*	*		*
Interform Corporation	*	*		*	*
Consolidated Graphic Communications	*	*
Blue Ridge Printing Co., Inc.	*	*	*		*
Transdata	*
Syscan	*	*	*				j

* - Services Provided

Office Products, Office Furniture and Office Design

           Champion provides its customers with a wide range of product offerings in two major categories: supplies, such as file folders, paper products, pens and pencils, computer paper and laser cartridges; and furniture, including budget and middle price range desks, chairs, file cabinets and computer furniture. Office supplies are sold primarily by Company salespeople through the Company's own catalogs. Office furniture is primarily sold from catalogs and supplied from in‑house stock.  Special orders constitute a small portion of sales. The Capitol division of Stationers provides interior design services to commercial customers. The design services include space planning, purchasing and installation of office furniture, and management of design projects.

MANUFACTURING AND DISTRIBUTION

           The Company's pre‑press facilities have desktop publishing, typesetting, laser imagesetting and scanning/retouching equipment, and complete layout, design, stripping and plate processing operations. Sheet printing equipment (for printing onto pre‑cut, individual sheets) includes single color duplicators, single to six color presses and envelope presses. Rotary equipment (for printing onto continuous rolls of paper) includes multi‑color business form web presses, carbon and multi‑part collators, and a high-speed 5‑color half‑web press.

           Binding equipment consists of hot‑foil, embossing and die cutting equipment, perforators, folders, folder‑gluers, scoring machines, collator/stitcher/ trimmers for saddle stitching, automatic and manual perfect binders, numbering machines and mailing equipment.

           Each of the Company's offices is linked with overnight distribution of products and on‑line electronic telecommunications permitting timely transfer of various production work from facility to facility as required. While the Company maintains a fleet of delivery vehicles for intracompany and customer deliveries, it utilizes the most cost effective and expeditious means of delivery, including common carriers.

           Requirements for the Company's press runs are determined shortly before the runs are made and, therefore, backlog is not a meaningful measure in connection with the Company's printing business.

           The Company's inventory goal is to have approximately 85% of the office product items the Company sells in stock.  Another 12% are ordered on a daily basis and received overnight. The remaining 3% are items that come direct from manufacturers and may take one week or more from placement of order to delivery to customer. Office furniture sales for mid-line and budget are made primarily from the Company's in‑house stock. However, special orders from manufacturers and project furniture may require 30 to 90 days for delivery.

CUSTOMERS

           The Company believes that its reputation for quality, service, convenience and selection allows it to enjoy significant loyalty from its customers.  Champion's marketing strategy is to focus on manufacturers, institutions, financial services companies and professional firms. Consistent with customary practice in the commercial printing and office products industries, the Company ordinarily does not have long‑term contracts with its customers, although a number of high volume customers issue yearly purchase orders. These purchase orders, which are typically for office products but may include printing services, are for firm prices adjustable for paper price changes. Depending upon customer satisfaction with price and service, these purchase orders may be renewed for another year or up to three years without repeating the full bidding process.

           During the fiscal years ended October 31, 2004, 2003 and 2002, no single customer accounted for more than 2% of the Company’s total revenues. Due to the project‑oriented nature of customers' printing requirements, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects.

SUPPLIERS

           The Company has not experienced difficulties in obtaining materials in the past and does not consider itself dependent on any particular supplier for supplies. The Company has negotiated company‑wide paper purchasing agreements directly with paper manufacturers and is a member of a major office products buying group, which management believes provides the Company with a competitive advantage.

COMPETITION

           The markets for the Company's printing services and office products are highly competitive, with success based primarily on price, quality, production capability, capacity for prompt delivery and personal service.

           Champion's printing competitors are numerous and range in size from very large national companies with substantially greater resources than the Company to many smaller local companies. In recent years, despite consolidation within the printing industry, there has been a substantial increase in technological advances in new equipment, resulting in excess capacity and highly competitive pricing. The Company has remained competitive by maintaining its printing equipment at state‑of‑the‑art levels and emphasizing personal attention to customers.

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

GEOGRAPHIC CONCENTRATION AND ECONOMIC CONDITIONS

           The Company's operations and the majority of its customers are located in the United States of America, east of the Mississippi River. The Company and its profitability may be more susceptible to the effects of unfavorable or adverse local or regional economic factors and conditions than a company with a more geographically diverse customer base.

SEASONALITY

           Historically, the Company has experienced a greater portion of its profitability in the second and fourth quarters than in the first and third quarters. The second quarter generally reflects increased orders for printing of corporate annual reports and proxy statements. A post‑Labor Day increase in demand for printing services and office products coincides with the Company's fourth quarter.

EMPLOYEES

           On October 31, 2004, the Company had approximately 830 employees.

           The Company's subsidiary, Interform Corporation, is party to a collective bargaining agreement with the United Steelworkers of America, AFL‑CIO‑CLC on behalf of its Local Union 8263 covering all production and maintenance employees (totaling 78 employees at October 31, 2004) at its Bridgeville, Pennsylvania facility.  This contract expires May 31, 2006.  The Company believes relations with the union and covered employees are good.

EXECUTIVE OFFICERS OF CHAMPION

		Position and offices with Champion;

Name	Age	Principal occupation or employment last five years
Marshall T. Reynolds	68	Chief Executive Officer and Chairman of the Board of Directors of the Company from December 1992 to present; President of the Company December 1992 to September 2000; President and General Manager of Harrah and Reynolds, predecessor of the Company from 1964 (and sole shareholder from 1972 to present) to 1993; Chairman of the Board of Directors of River City Associates Inc. (owner of the Radisson Hotel Huntington) since 1989; Chairman of the Board of Directors of Broughton Foods Company from November 1996 to June 1999; Director (from 1983 to November 1993) and Chairman of the Board of Directors (from 1983 to November 1993) of Banc One West Virginia Corporation (formerly Key Centurion Bancshares, Inc.).
Kirby J. Taylor	59	President and Chief Operating Officer of the Company since September 2000; President and Chief Executive Officer of Action Business Consulting from November 1997 to September 2000 (management consulting firm); President and Chief Executive Officer of Nexquest, Inc. from January 1996 to November 1997; President and Chief Operating Officer of Addington Resources, Inc. from July 1994 to January 1996 (mining and waste management company); Vice President and Chief Financial Officer of Outboard Marine Corp. from April 1993 to July 1994 (manufacturer and distributor of boats and motors); Vice President and Chief Financial Officer of Tenneco Automotive from August 1990 to April 1993 (manufacturer of auto parts); Senior Vice President and Chief Financial Officer of Tenneco Minerals from August 1988 to August 1990; Vice President and Chief Financial Officer of Tenneco Minerals from February 1984 to August 1988; President of

		Tenneco International Finance from November 1980 to February 1984.
J. Mac Aldridge	63	Vice President and Division Manager - Stationers since December 1992; Vice President of Company and Division Manager – Huntington from September 1995 to October 1997; President and General Manager of Stationers since November 1989; Sales Representative of Huntington Division of Harrah and Reynolds from July 1983 to October 1989.
Gary A. Blackshire	52	Vice President of the Company since December 1992; Division Manager - Merten September 1998 to April 2001; Division Manager Charleston December 1992 to April 2001; Division Manager Charleston of Harrah and Reynolds from April 1992 to December 1992; Sales Representative of Charleston Division of Harrah and Reynolds from 1975 until April 1992.
R. Douglas McElwain	57	Vice President and Division Manager Bourque Printing division of the Company since December 1993; General Manager of Bourque Printing from June 1993 to December 1993; Sales Representative of Charleston Division of Harrah and Reynolds and Company from 1986 until June 1993.
Toney K. Adkins	55	Vice President-Administration of the Company since November 1995; President, KYOWVA Corrugated Container Company, Inc. from 1991 to 1996.
Todd R. Fry	39	Chief Financial Officer of the Company since November 1999; Treasurer and Chief Financial Officer of Broughton Foods Company from September 1997 to June 1999; Coopers & Lybrand L.L.P. from 1991 to September 1997.
Walter R. Sansom	75	Secretary of the Company since December 1992; Production Coordinator of the Company since December 1992 and of Harrah and Reynolds from August 1968 to December 1992.

James A. Rhodes	48	Vice President of the Company since March 1999; President of Consolidated Graphic Communications Division of Interform since February 1999; Vice President of Sales of Consolidated Graphic Communications from 1996 to 1999; General Sales Manager – Eastern Division of Consolidated Graphic Communications from 1995 to 1996.
William G. Williams, Jr.	48	Vice President of the Company since September 2004; President of Syscan Corporation since December 1984.

ITEM 2 ‑ PROPERTIES

           The Company conducts its operations from twenty-six (26) different physical locations, eighteen (18) of which are leased, and eight (8) of which are owned in fee simple by Company subsidiaries.  The Company does not anticipate any issues in regards to the renewal of certain leases when the terms expire.  The properties leased, and certain of the lease terms are set forth below:

Property	Division Occupying Property	Square Feet	Annual Rental	Expiration Of Term
2450 1st Avenue Huntington, West Virginia (1)	Chapman Printing- Huntington	85,000	$116,400	2008
1945 5th Avenue Huntington, West Virginia (1)	Stationers	37,025	60,000	2007
615-619 4th Avenue Huntington, West Virginia (1)	Stationers	59,641	21,600	2008
405 Ann Street Parkersburg, West Virginia (1)	Chapman Printing - Parkersburg	36,614	57,600	2008
890 Russell Cave Road Lexington, Kentucky (1)	Chapman Printing - Lexington	20,135	57,600	2007
2800 Lynch Road Evansville, Indiana (1)	Smith & Butterfield	42,375	116,640	2009
113-117 East Third St. Owensboro, Kentucky (1)	Smith & Butterfield	8,500	14,400	2007
1901 Mayview Road Bridgeville, Pennsylvania (1)	Interform Corporation	120,000	293,503	2008
736 Carondelet Street New Orleans, Louisiana	Upton Printing	15,000	71,400	2008
5600 Jefferson Highway Harahan, Louisiana	Upton Printing	11,250	65,248	2005
1515 Central Parkway Cincinnati, Ohio (1)	The Merten Company	40,000	102,060	2006
217 Robb Street Baltimore, Maryland (2)	U.S. Tag	26,000	39,996	2005
2569 University Avenue Morgantown, West Virginia	Stationers-Thompson’s	9,000	8,400	2006
1214 Main Street Wheeling, West Virginia	CBI - Wheeling	22,000	36,000	2009
3000 Washington St. Charleston, West Virginia (3)	Syscan	37,710	150,840	2009

2800 Seventh Avenue Charleston, West Virginia (4)	Syscan	15,000	90,000	2006
1704-A Mileground Morgantown, West Virginia	Syscan	4,500	32,400	Monthly
Kirk and Chestnut Streets Morgantown, West Virginia	Syscan	6,000	5,400	Monthly

(1)        Lease is “triple net”, whereby the Company pays for all utilities, insurance, taxes, repairs and maintenance and all other costs associated with properties.

(2)        The U.S. Tag operation was relocated to Huntington, West Virginia in August 2003.

(3)        Champion has an option to purchase building at end of lease term and Williams Land Corporation has an option to put the building to Champion at end of lease term.

(4)        The Company has contractually committed to rent 2800 Seventh Avenue for not more than two years of which the second year rent expense is $60,000.

            The Dallas Printing subsidiary owns, and operates from, a single‑story masonry structure of approximately 19,600 square feet at 321‑323 East Hamilton Street, Jackson, Mississippi.

            The Chapman Printing Charleston operation is conducted from a single story masonry building of approximately 21,360 square feet owned by the Company at 1563 Hansford Street, Charleston, West Virginia.

           The Bourque Printing subsidiary owns, and operates from, a single‑story building of approximately 42,693 square feet building at 10848 Airline Highway, Baton Rouge , Louisiana. The Company also owns a facility of approximately 18,501 square feet at 13112 South Choctaw Drive, Baton Rouge, Louisiana.

           Stationers' Clarksburg operation is conducted from a single‑story masonry building of approximately 20,800 square feet owned by the Company at 700 N. Fourth Street, Clarksburg, West Virginia.

           Donihe owns, and operates from, a single‑story steel building of approximately 38,500 square feet situated on roughly 14.5 acres at 766 Brookside Drive, Kingsport, Tennessee.

           Blue Ridge owns, and operates from, (i) a two‑story masonry and steel building of approximately 28,000 square feet and a contiguous 1,692 square foot former residential structure at 544 and 560 Haywood Road, Asheville, North Carolina.

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

ITEM 3 ‑ LEGAL PROCEEDINGS

            The Company is subject to various claims and legal actions, other than the claim discussed below, that arise in the ordinary course of business.  In the opinion of management, after consulting with legal counsel, the Company believes that the ultimate resolution of these claims and legal actions will not have a material effect on the consolidated financial statements of the Company.

           On February 16, 2002, a jury verdict was rendered against the Company in a civil action brought against the Company in state court in Jackson, Mississippi. The plaintiff in this civil action asserted that the Company and its Dallas Printing Company, Inc. subsidiary had engaged in unfair competition and other wrongful acts in hiring certain of its employees.  The jury awarded the plaintiff $1,745,000 in actual damages and $750,000 in punitive damages.

           On March 1, 2002, the plaintiff filed a motion for attorney’s fees and costs in the amount of $889,401.  On July 16, 2002, the court entered an order granting plaintiff $645,119 in attorney fees and expenses, and ordered that interest on the amount of the jury award accrue from February 22, 2002.

           The Company appealed both the jury award and the attorney fee and expense award.

           The Company was advised on February 3, 2004 that the Court of Appeals of the State of Mississippi had reversed the aforementioned judgment and jury verdict rendered against the Company and had remanded the case for new trial. The plaintiff petitioned the appeals court for rehearing of its ruling on February 17, 2004. The Company’s response was filed on February 24, 2004.

           On June 22, 2004 the Company was advised that the Court of Appeals of the State of Mississippi had upheld its February 3, 2004 reversal of the judgment and jury verdict and its remand of the case for new trial and had denied plaintiff’s petition for rehearing of that decision. Plaintiff filed a petition for writ of certiorari with the Mississippi Supreme Court to contest the ruling of the Court of Appeals on July 6, 2004. The Company filed a response to such petition on July 27, 2004.

           The Company was advised on September 16, 2004 that the Supreme Court of Mississippi had upheld the Court of Appeals of the State of Mississippi’s February 3, 2004 reversal of the judgment and jury verdict rendered February 16, 2002 against the Company and had upheld the reversal and remand of the case for new trial.

           The effect of the appeals courts orders of February 3, 2004 and June 22, 2004 and the Mississippi Supreme Court’s denial of plaintiff’s petition for certiorari is to negate the trial court’s award of damages and attorneys fees previously granted against the Company, and grant a new trial on plaintiff’s claims.

ITEM 4 ‑ SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II
ITEM 5 ‑ MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

           Champion common stock has traded on the National Association of Securities Dealers, Inc. Automated Quotation System (“NASDAQ”) National Market System since the Offering under the symbol “CHMP.”

           The following table sets forth the high and low closing prices for Champion common stock for the period indicated. The range of high and low closing prices are based on data from NASDAQ and does not include retail mark‑up, mark‑down or commission.

	Fiscal Year 2004		Fiscal Year 2003
	High	Low	High	Low

First quarter	$4.94	$4.11	$3.35	$2.45
Second quarter	5.40	4.46	3.31	2.77
Third quarter	4.70	3.94	3.88	2.70
Fourth quarter	4.12	3.50	5.05	3.68

            At the close of business on January 7, 2005, there were 476 shareholders of record of Champion common stock. The shareholders of record are determined by the Company’s transfer agent.

The following table sets forth the quarterly dividends per share declared on Champion common stock.

	Fiscal Year 2005	Fiscal Year 2004	Fiscal Year 2003

First quarter	$0.05	$0.05	$0.05
Second quarter	-	0.05	0.05
Third quarter	-	0.05	0.05
Fourth quarter	-	0.05	0.05

ITEM 6 – SELECTED FINANCIAL DATA

                                SELECTED CONSOLIDATED FINANCIAL DATA

           The following selected consolidated financial data for each of the five years in the period ended October 31, 2004 have been derived from the Audited Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with the Audited Consolidated Financial Statements, related notes, and the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.

	Year Ended October 31,

	2004	2003	2002	2001 (1)	2000

	(In thousands, except share and per share data)
OPERATING STATEMENT DATA:
Revenues:
Printing	$95,325	$96,537	$95,194	$98,146	$96,657
Office products and office furniture	29,077	25,646	27,690	26,998	29,672

Total revenues	124,402	122,183	122,884	125,144	126,329
Cost of sales:
Printing	70,209	70,352	68,771	71,816	69,376
Office products and office furniture	19,690	17,453	19,480	18,661	19,927

Total cost of sales	89,899	87,805	88,251	90,477	89,303
Gross profit	34,503	34,378	34,633	34,667	37,026
Selling, general and administrative expense	33,165	31,222	30,560	31,800	32,621
Restructuring costs	-	-	-	2,052	-
Asset impairment costs	-	-	-	3,061	-

Income (loss) from operations	1,338	3,156	4,073	(2,246)	4,405
Interest income	7	4	14	64	71
Interest expense	(301)	(167)	(386)	(891)	(1,018)
Other income	288	10	73	528	114

Income (loss) before income taxes	1,332	3,003	3,774	(2,545)	3,572
Income tax (expense) benefit	(582)	(1,235)	(1,566)	363	(1,463)

Net income (loss)	$750	$1,768	$2,208	$(2,182)	$2,109

Earnings (loss) per share:
Basic	$0.08	$0.18	$0.23	$(0.22)	$0.22
Diluted	0.08	0.18	0.23	(0.22)	0.22
Dividends per share	$0.20	$0.20	$0.20	$0.20	$0.20
Weighted average common shares outstanding:
Basic	9,729,000	9,714,000	9,714,000	9,714,000	9,714,000
Diluted	9,825,000	9,761,000	9,726,000	9,714,000	9,714,000

(1)     The Company initiated a corporate-wide restructuring and profitability enhancement plan in the third quarter 2001.  As a result of this plan, the Company recorded a pre-tax charge of $6.1 million or $4.3 million net of tax or $0.44 per share on a basic and diluted basis.

	At October 31,
	2004	2003	2002	2001	2000

	(In Thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$ 1,745	$ 2,172	$ 4,507	$ 5,765	$ 3,174
Working capital	26,913	26,977	26,072	26,041	29,070
Total assets	64,150	58,469	59,508	63,950	71,559
Long‑term debt (net of current portion) (1)	8,257	3,966	1,805	4,549	8,070
Shareholders' equity	41,551	42,691	42,866	42,601	46,726

(1) Includes non-current borrowings under the Company’s revolving credit facility.

ITEM 7 –  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

           The Company is a commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets of the United States of America, east of the Mississippi River.  The Company has grown through strategic acquisitions and internal growth.  Through such growth, the Company has realized regional economies of scale, operational efficiencies, and exposure of its core products to new markets. The Company has acquired fifteen printing companies, eight office products and office furniture companies, one Company with a combined emphasis on both printing and office products and office furniture and a paper distribution division (which was subsequently sold in 2001) since its initial public offering on January 28, 1993.

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

           The Company's cost of sales primarily consists of raw materials, including paper, ink, pre‑press supplies and purchased office supplies, furniture and data products, and manufacturing costs including direct labor, indirect labor and overhead. Significant factors affecting the Company's cost of sales include the costs of paper in both printing and office supplies, the costs of labor and other raw materials.

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

            Beginning in fiscal year 2002, goodwill and other intangibles are required to be evaluated annually for impairment, according to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” (Statement No. 142).  The standard requires a two-step process be performed to analyze whether or not goodwill has been impaired.   Step one is to test for potential impairment, and requires that the fair value of the reporting unit be compared to its book value including goodwill.  If the fair value is higher than the book value, no impairment is recognized.  If the fair value is lower than the book value, a second step must be performed.  The second step is to measure the amount of impairment loss, if any, and requires that a hypothetical purchase price allocation be done to determine the implied fair value of goodwill and other intangibles.  This fair value is then compared to the carrying value of goodwill and other intangibles.  If the implied fair value is lower than the carrying value, an impairment must be recorded.

            As discussed in the notes to the financial statements, goodwill and other intangibles are recorded at the adjusted book value and were analyzed for impairment with the implementation of Statement No. 142. The fair value of the Company’s goodwill and other intangibles was estimated using discounted cash flow methodologies. Based on the analysis, the Company determined that fair value relating to goodwill and other intangibles resulted in an implied fair value greater than the book value recorded for the corresponding goodwill and other intangibles, and therefore no impairment was recognized in any period subsequent to the adoption of this statement.

            The Company believes that the accounting estimate related to the goodwill and other intangibles impairment is a “critical accounting estimate” because the underlying assumptions used for the discounted cash flow can change from period to period and could potentially cause a material impact to the income statement.  Management’s assumptions about discount rates, inflation rates and other internal and external economic conditions, such as earnings growth rate, require significant judgment based on fluctuating rates and expected revenues.  Additionally, Statement No. 142 requires that the goodwill and other intangibles be analyzed for impairment on an annual basis using the assumptions that apply at the time the analysis is updated.  Management has discussed the development of these estimates with the audit committee of the board of directors.  Additionally, the board of directors has reviewed this disclosure and its relation to MD&A.

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

            During 2004, 2003 and 2002 $488,000, $336,000 and $363,000 of bad debt expense was incurred and the allowance for doubtful accounts was $1,422,000, $1,191,000 and $1,397,000 as of October 31, 2004, 2003 and 2002.  The actual write-offs for the periods were $464,000, $543,000 and $398,000 during 2004, 2003 and 2002.  General economic conditions and specific geographic and customer concerns are major factors that may affect the adequacy of the allowance and may result in a change in the annual bad debt expense.

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

	Year Ended October 31,
	($ In thousands)

	2004		2003		2002

Revenues:
Printing	$95,325	76.6%	$96,537	79.0%	$95,194	77.5%
Office products and office furniture	29,077	23.4	25,646	21.0	27,690	22.5

Total revenues	124,402	100.0	122,183	100.0	122,884	100.0
Cost of sales
Printing	70,209	56.4	70,352	57.6	68,771	56.0
Office products and office furniture	19,690	15.8	17,453	14.3	19,480	15.8

Total cost of sales	89,899	72.2	87,805	71.9	88,251	71.8

Gross Profit	34,503	27.8	34,378	28.1	34,633	28.2
Selling, general and administrative expenses	33,165	26.7	31,222	25.6	30,560	24.9

Income from operations	1,338	1.1	3,156	2.5	4,073	3.3
Other income (expense):
Interest income	7	0.0	4	0.0	14	0.0
Interest expense	(301)	(0.2)	(167)	(0.1)	(386)	(0.3)
Other income	288	0.2	10	0.0	73	0.1

Income before income taxes	1,332	1.1	3,003	2.4	3,774	3.1
Income tax expense	(582)	(0.5)	(1,235)	(1.0)	(1,566)	(1.3)

Net income	$750	0.6%	$1,768	1.4%	$2,208	1.8%

Year Ended October 31, 2004 Compared to Year Ended October 31, 2003

Revenues

            Consolidated net revenues were $124.4 million for the year ended October 31, 2004 compared to $122.2 million in the prior fiscal year. This change represents an increase in revenues of approximately $2.2 million or 1.8%. Printing revenues decreased by $1.2 million or 1.3% from $96.5 million in 2003 to $95.3 million in 2004.  The decrease in printing sales was reflective of an industry wide sluggish print economy as well as competitive market factors partially offset by two months of sales from the Syscan acquisition. Office products and office furniture revenue increased $3.4 million or 13.4% from $25.6 million in 2003 to $29.1 million in 2004. The increase in revenues for the office products and office furniture segment was primarily attributable to a full years sales in 2004 for Contract Business Interiors and two months of sales from the Syscan acquisition.

Cost of Sales

            Total cost of sales for the year ended October 31, 2004 totaled $89.9 million compared to $87.8 million in the previous year. This change represented an increase of $2.1 million or 2.4% in cost of sales. Printing cost of sales decreased $140,000 or 0.2% to $70.2 million in 2004 compared to $70.4 million in 2003. Printing cost of sales were lower due to an overall decrease in printing sales. This, coupled with competitive pressures and overhead related costs associated primarily with equipment relocations resulting from facility consolidations, led to gross margin compression in 2004. Office products and office furniture cost of sales increased $2.2 million to $19.7 million in 2004 from $17.5 million in 2003. This resulted in enhanced gross margins due to lower cost of goods sold resulting from continued purchasing reductions from imports, enhanced market pricing power due in part to contractual pricing adjustments and stable margins on remaining furniture sales.

Operating Expenses and Income

            Selling, general and administrative (S,G&A) expenses increased $1.9 million to $33.2 million in 2004 from $31.2 million in 2003. S,G&A as a percentage of net sales represented 26.7% of net sales in 2004 compared with 25.6%  of net sales in 2003. This increase is related, in part, to higher payroll and other selling costs to support sales growth initiatives, increased bad debt expenses and professional service related expenses and operating costs of acquired entities.

Other Income (Expense)

                Other expense decreased approximately $150,000 from ($153,000) in 2003 to ($6,000) in 2004, due to higher other income primarily related to the gains on the sale of two buildings during 2004 and a casualty gain resulting from a roof collapse at one division. These gains were offset by increased interest expense of $130,000 primarily as a result of an increase in interest rates and higher outstanding borrowings.

Income Taxes

           Income taxes as a percentage of income before taxes were 43.7% in 2004 compared with  41.1% in 2003. The increase in income taxes as a percentage of income before taxes is primarily related to the nondeductibility of certain selling related expenses.

           The effective income tax rate in 2004 and 2003 approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

           For reasons set forth above, net income for 2004 decreased $1.0 million to $750,000, or $0.08 per share on a basic and diluted basis, from net income of $1.8 million for 2003, or $0.18 per share on a basic and diluted basis.

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

Operating Expenses and Income

            Selling, general and administrative (S,G&A) expenses increased $700,000 to $31.2 million in 2003 from $30.6 million in 2002. S,G&A as a percentage of net sales represented 25.6% of net sales in 2003 compared with 24.9%  of net sales in 2002. This increase is related, in part, to increases in insurance related expenses including health, general commercial and workers compensation.

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

Net Income

           For reasons set forth above, net income for 2003 decreased $440,000 to $1.8 million, or $0.18 per share on a basic and diluted basis, from net income of $2.2 million for 2002, or $0.23 per share on a basic and diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

           As of October 31, 2004, the Company had $1.7 million of cash and cash equivalents, a decrease of $426,000 from the prior year. Working capital as of October 31, 2004 was $26.9 million, a 0.2% decrease from $27.0 million at October 31, 2003.

           The Company has historically used cash generated from operating activities and debt to finance capital expenditures and the cash portion of the purchase price of acquisitions. Management plans to continue making significant investments in equipment and to seek appropriate acquisition candidates. However, to fund the Company's continued expansion of operations, additional financing may be necessary. The Company has two available lines of credit totaling $11.0 million (See Note 3 of the Consolidated Financial Statements). For the foreseeable future including through Fiscal 2005, management believes it can fund operations, meet debt service requirements and make the planned capital expenditures based on the available cash and cash equivalents, cash flow from operations and lines of credit.

            Additionally, the Company has minimal amounts of future contracted obligations (See Note 3 and Note 6 of the Consolidated Financial Statements). The Company is not a guarantor of indebtedness of others. The Company’s off balance sheet arrangements at October 31, 2004 relate to the Syscan acquisition and are associated with potential contingent purchase price consideration of $1.5 million payable in October 2006 and a put option from Williams Land Corporation to sell a building to the Company for $1.5 million. This option may be exercised no later than 60 days prior to the end of the lease and closing of said purchase cannot exceed 45 days from the end of the lease.

            As of October 31, 2004 the Company had contractual obligations in the form of leases and debt as follows:

Payments Due by Fiscal Year

Contractual Obligations	2005	2006	2007	2008	2009	Residual	Total

Non-cancelable operating
leases	$ 1,399,647	$ 1,220,998	$ 945,183	$ 701,474	$ 253,340	$ -	$ 4,520,642

Revolving line of credit	-	2,300,000	-	-	-	-	2,300,000

Term debt	1,555,911	1,561,364	1,580,206	1,583,979	300,328	914,446	7,496,234

Obligations under capital
leases	132,518	16,484	-	-	-	-	149,002

	$ 3,088,076	$ 5,098,846	$ 2,525,389	$ 2,285,453	$ 553,668	$ 914,446	$ 14,465,878

Cash Flows from Operating Activities

           Cash flows from operating activities for the years ended October 31, 2004, 2003 and 2002 were $4.8 million, $4.6 million and $5.8 million. Cash flows from operating activities for the fiscal year 2004 compared to 2003 were reflective of additional cash generated in 2004 from changes in assets and liabilities, increased depreciation and amortization expense and higher bad debt expense partially offset by a reduction in net income.

Cash Flows from Investing Activities

           Cash used in investing activities was ($7.5) million, ($3.7) million and ($1.1) million for the years ended October 31, 2004, 2003 and 2002. Cash flows used in investing activities increased due to capital expenditures associated with equipment purchases, building improvements and expansion as well as the acquisition of Syscan Corporation. These expenditures were partially offset by proceeds from the sale of two buildings in 2004. Cash flows used in investing activities increased in 2003 compared to 2002 due to the purchase of a building in Baton Rouge, Louisiana and the purchase of additional equipment including several new presses, coupled with a decrease in proceeds from asset sales in 2003. In 2002 the Company sold two buildings which were reflected as proceeds from the sale of fixed assets.

Cash Flows from Financing Activities

           Net cash flows provided by and (used in) financing activities for the years ended October 31, 2004, 2003, and 2002 were $2.2 million, ($3.2) million and ($6.0) million. During 2004, net borrowings exceeded cash payments thus generating cash flow from financing activities.  Net cash flows used in financing activities decreased in 2003 compared to 2002 due to an increase in borrowings. Dividends paid in 2004, 2003 and 2002 were $1.9 million per year.

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

SEASONALITY

                Historically, the Company has experienced a greater portion of its profitability in the second and fourth quarters than in the first and third quarters. The second quarter generally reflects increased orders for printing of corporate annual reports and proxy statements. A post‑Labor Day increase in demand for printing services and office products coincides with the Company's fourth quarter.

NEWLY ISSUED ACCOUNTING STANDARDS

                In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment. This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard is interim and annual periods beginning after June 15, 2005.

            Historically, the Company has elected to follow the intrinsic value method in accounting for its employee stock options. Accordingly, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

            Upon the adoption of SFAS No. 123R the Company will be required to expense stock options in its Statement of Operations when they are granted. For the years ended October 31, 2004, 2003 and 2002, total stock-based employee compensation expense, net of related tax effects determined under this new standard would have been $109,962, $62,250 and $38,704. With the adoption of its 2003 Stock Option Plan, the Company has approximately 352,000 ungranted stock options. The Company will incur expense immediately upon the granting of these stock options in future years upon the effective date of this standard.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company does not have any significant exposure relating to market risk.

ITEM 8 ‑ FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The financial statements and other information required by this Item are contained in the financial statements and footnotes thereto included in Item 15 and listed in the index on page F‑1 of this report.

ITEM 9 ‑ CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            The Board of Directors selects the independent accountants for the Company each year.  On February 4, 2004, the Company dismissed Ernst & Young LLP and engaged the firm of BKD, LLP as its independent accountants for the fiscal year ended October 31, 2004.  During the Company’s two most recent fiscal years and through the date of discharge of Ernst & Young LLP, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in its report.  The reports of Ernst & Young LLP on the Company’s financial statements for the fiscal years ended October 31, 2003 and October 31, 2002, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  The Company has requested Ernst & Young LLP to furnish to the Company a letter addressed to the Commission stating whether it agrees with the above statements.  Such letter, received by the Company on February 9, 2004, was filed as an exhibit to a Form 8-K filed by the Company with the Securities and Exchange Commission on February 9, 2004.  The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Company and ratified by the Board of Directors.

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

ITEM 9B – OTHER  INFORMATION

            On September 9, 2004, Bourque Printing, Inc. executed and delivered to First Century Bank, Bluefield, West Virginia, its promissory note together with commercial security agreement, guaranty and cross-collateralization and cross-default agreement in original principal amount of $600,075, bearing interest at the prime rate, maturing October 9, 2009. This note is Exhibit 10.4 to this Form 10-K.

            On October 26, 2004, the Company executed and delivered to United Bank, Inc., Huntington, West Virginia, its promissory note and security agreement in original principal amount of $3,920,000, bearing interest at Wall Street Journal Prime, maturing October 26, 2008. The proceeds of this note constituted permanent financing for the Company’s acquisition of Syscan Corporation reported on Form 8-K on September 10, 2004. This note is Exhibit 10.5 to this Form 10-K.

            By letter dated December 28, 2004 in connection with the Business Loan Agreement in amount of $1,440,000 between the Company’s Bourque Printing subsidiary and Hibernia National Bank, the bank deleted the payment on demand feature of this loan.   Such letter is filed as Exhibit 10.6 to this Form 10-K.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information relating to the directors of the Company is contained under the captions “Elections of Directors”, “Director Meetings, Committees and Attendance”, “Section 16a Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement, expected to be dated February 18, 2005, with respect to the Annual Meeting of Shareholders to be held on March 21, 2005, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference. Certain information concerning executive officers of the Company appear in “EXECUTIVE OFFICERS OF CHAMPION” at Part I of this report.

ITEM 11 - EXECUTIVE COMPENSATION

            The information called for by this Item is contained under the captions “Compensation of Directors and Officers”, “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph” in the Company’s definitive Proxy Statement, expected to be dated February 18, 2005, with respect to the Annual Meeting of Shareholders to be held on March 21, 2005, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The information called for by this Item is contained under the captions “Equity Compensation Plan Information” and “Ownership of Shares” in the Company’s definitive Proxy Statement, expected to be dated February 18, 2005, with respect to the Annual Meeting of Shareholders to be held on March 21, 2005, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information called for by this Item is contained under the caption “Transactions with Directors, Officers and Principal Shareholders” in the Company’s definitive Proxy Statement, expected to be dated February 18, 2005, with respect to the Annual Meeting of Shareholders to be held on March 21, 2005, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 14  - PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The information called for by this Item is contained under the caption “Independent Accountants” in the Company’s definitive Proxy Statement, expected to be dated February 18, 2005, with respect to the Annual Meeting of Shareholders to be held on March 21, 2005, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

PART IV

ITEM 15 ‑ EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8‑K

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

3.         EXHIBITS

(2)		Plan of Acquisition	Stock Purchase Agreement between Company and William G. Williams, Jr., sole shareholder of Syscan Corporation, dated September 7, 2004 filed as Exhibit 2.1 to Form 8-K dated September 7, 2004, filed September 10, 2004, is incorporated herein by reference.
(3)	3.1	Articles of Incorporation	Filed as Exhibit 3.1 to Form 10-Q dated June 16, 1997, filed on June 16, 1997, incorporated herein by reference.
	3.2	Bylaws	Filed as Exhibit 3.2 to Registration Statement on Form S-1, File No. 33-54454, filed on November 10, 1992, incorporated herein by reference.
(4)		Instruments defining the rights of security holders, including debentures.	See Exhibit 3.1 above.
(10)		Material Contracts

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

Form of Stock Option Agreement pursuant to Company’s 2003 stock option plan filed as exhibit 10.2 to form 10-Q dated September 10, 2004 filed September 13, 2004, is incorporated herein by reference.

Employment Agreement dated September 7, 2004 among William G. Williams, Jr., Syscan Corporation and the Company, filed as Exhibit 10.1 to Form 8-K dated September 7, 2004, filed September 10, 2004, is incorporated herein by reference.

Confidentiality and Non-Competition Agreement dated September 7, 2004 among William G. Williams, Jr., Syscan Corporation and the Company, filed as Exhibit 10.2 to Form 8-K dated September 7, 2004, filed September 10, 2004, is incorporated herein by reference.

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

Agreement of Lease dated September 25, 1998 between Ronald H. Scott and Frank J. Scott dba St. Clair Leasing Co. and Interform Corporation, regarding 1901 Mayview Road, Bridgeville , Pennsylvania, filed as Exhibit 10.4 to Form 10-K dated January 25, 2000, filed January 28, 2000, is incorporated herein by reference.

First Amendment of Real Estate Lease Agreement dated May 6, 2003 by and between Ronald H. Scott and Frank J. Scott dba St. Clair Leasing Company and Interform Corporation, filed as Exhibit 10.1 to Form 8-K filed October 4, 2004, is incorporated herein by reference.

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

Amendment No. 2 to Credit Agreement by and among the Company and its subsidiaries and National City Bank dated as of April 1, 2002 along with Amended and Restated Subsidiaries Guaranty. Filed as Exhibit (10.1) to form 10-K dated January 20, 2003, Filed January 24, 2003 is incorporated herein by reference.

Agreement Amending and Extending term of lease dated May 24, 2002 between Earl H. and Elaine D. Seibert and Smith and Butterfield Co., Inc. Filed as Exhibit (10.2) to form 10-K dated January 20, 2003, Filed January 24, 2003 is incorporated herein by reference.

Promissory Note, $1,000,000 revolving line of credit between Stationers, Inc. and First Sentry Bank dated as of October 7, 2002. Filed as Exhibit (10.3) to form 10-K dated January 20, 2003, Filed January 24, 2003 is incorporated herein by reference.

Business Loan Agreement, $1,440,000 commercial loan between Bourque Printing Company and Hibernia National Bank together with promissory note dated as of March 19, 2003,filed as exhibit 10.1 to form 10-K dated January 19, 2004 filed January 26, 2004, is incorporated herein by reference.

Commercial Security Agreement, $450,050 commercial loan between Champion Industries, Inc. and First Century Bank dated as of March 2, 2003, filed as exhibit 10.2 to form 10-K dated January 19, 2004, filed January 26, 2004, is incorporated herein by reference.

Business Loan Agreement, $351,000 commercial loan between Champion Industries, Inc. and City National Bank together with promissory note dated as of August 14, 2003, filed as exhibit 10.3 to form 10-K dated January 19, 2004, filed January 26, 2004, is incorporated herein by reference.

Revolving Credit Agreement, $10,000,000 revolving line of credit between Champion Industries, Inc. and United Bank, Inc. dated as of August 1, 2003, filed as exhibit 10.4 to form 10-K dated January 19, 2004, filed January 26, 2004, is incorporated herein by reference.

Agreement Amending and Extending term of lease dated May 9, 2003 between Champion Industries, Inc. DBA, Upton Printing and AMB Property, L.P, filed as exhibit 10.5 to form 10-K dated January 19, 2004 filed January 26, 2004, is incorporated herein by reference.

Agreement Amending and Extending term of lease dated October 1, 2003 between Bourque Printing DBA, Upton Printing and M. Field Gomila Et. Al. , filed as exhibit 10.6 to form 10-K dated January 19, 2004 filed January 26, 2004, is incorporated herein by reference.

Promissory Note, $122,500 between Champion Industries, Inc. and Community Trust Bank dated as of January 9, 2003, filed as exhibit 10.7 to form 10-K dated January 19, 2004 filed January 26, 2004, is incorporated herein by reference.

Code of Ethics for the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer, filed as exhibit 14 to form 10-K dated January 19, 2004 filed January 26, 2004, is incorporated herein by reference.

Code of Business Conduct and Ethics, filed as exhibit 14.2 to form 10-K dated January 19, 2004 filed January 26, 2004, is incorporated herein by reference.

Agreement of Lease dated as of September 1, 2004, between Williams Land Corporation and Syscan Corporation regarding North Hills Drive and Washington Street, Charleston, West Virginia, filed as Exhibit 10.3 to Form 8-K dated September 7, 2004, filed September 10, 2004, is incorporated herein by reference.

Agreement of Lease dated as of September 1, 2004, between Williams Land Corporation and Syscan Corporation regarding 2800 Seventh Avenue, Charleston, West Virginia, filed as Exhibit 10.4 to Form 8-K dated September 7, 2004, filed September 10, 2004, is incorporated herein by reference.

Agreement of Purchase and Sale dated September 7, 2004, between Syscan Corporation and Williams Properties, LLC regarding 811 Virginia Street, East, Charleston, West Virginia, filed as Exhibit 10.5 to Form 8-K dated September 7, 2004, filed September 10, 2004, is incorporated herein by reference.

(10.1)	Exercise of Lease renewal option for 2800 Lynch Road Evansville, Indiana dated as of September 22, 2003.
Page Exhibit (10.1)-p1

(10.2)	$1,000,000 Business Loan Agreement and promissory note by and between the Company and Community Trust Bank, N.A. as of March 19, 2004.
Page Exhibit (10.2)-p1

(10.3)	$1,000,000 revolving line of credit between Stationers, Inc. and First Sentry Bank dated as of April 7, 2004.
Page Exhibit (10.3)-p1

(10.4)	$600,075 term note between Bourque Printing, Inc. and First Century Bank dated as of September 9, 2004.
Page Exhibit (10.4)-p1

(10.5)	$3,920,000 promissory note and security agreement between Champion Industries, Inc. and United Bank, Inc. dated as of October 26, 2004.
Page Exhibit (10.5)-p1

(10.6)	Modification letter to promissory note between Bourque Printing and Hibernia National Bank, Inc. dated December 28, 2004.
Page Exhibit (10.6)-p1

(16)	Letter of Ernst & Young dated February 6, 2004, filed as Exhibit 16 to Form 8-K dated February 9, 2004, filed February 9, 2004, is incorporated herein by reference.

(21)	Subsidiaries of the Registrant	Exhibit 21 Page Exhibit 21-p1
(23.1)	Consent of BKD, LLP	Exhibit 23.1 Page Exhibit 23.1-p1
(23.2)	Consent of Ernst & Young LLP	Exhibit 23.2 Page Exhibit 23.2-p1
(31.1)	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Marshall T. Reynolds	Exhibit 31.1 Page Exhibit 31.1-p1
(31.2)	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 – Todd R. Fry	Exhibit 31.2 Page Exhibit 31.2-p1
(31.3)	Principal Operating Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 – Kirby J. Taylor	Exhibit 31.3 Page Exhibit 31.3-p1

(32)	Marshall T. Reynolds, Todd R. Fry and Kirby J. Taylor Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002	Exhibit 32 Page Exhibit 32-p1

(b)          Exhibits – Exhibits are filed as a separate section of this report.

(c)           Financial Statement Schedules – Filed as separate section on page F-33.

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

Date: January 17, 2005

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE AND TITLE	DATE

/s/ Lou J. Akers	January 17, 2005
Lou J. Akers, Director

/s/ Philip E. Cline	January 17, 2005
Philip E. Cline, Director

/s/ Harley F. Mooney, Jr.	January 17, 2005
Harley F. Mooney, Jr., Director

/s/ A. Michael Perry	January 17, 2005
A. Michael Perry, Director

/s/ Marshall T. Reynolds	January 17, 2005
Marshall T. Reynolds, Director

/s/ Neal W. Scaggs	January 17, 2005
Neal W. Scaggs, Director

/s/ Glenn W. Wilcox, Sr.	January 17, 2005
Glenn W. Wilcox, Sr., Director

Champion Industries, Inc.

Audited Consolidated Financial Statements and Schedule

October 31, 2004

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Champion Industries, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheet of Champion Industries, Inc. and Subsidiaries (the “Company”) as of October 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year  then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at October 31, 2004, and the results of its operations and its cash flows for the year ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                    /s/ BKD, LLP

Evansville, Indiana
January 6, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Champion Industries, Inc.

We have audited the accompanying consolidated balance sheets of Champion Industries, Inc. and Subsidiaries as of October 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended October 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champion Industries, Inc. and Subsidiaries at October 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended October 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                   /s/ Ernst & Young LLP

Charleston, West Virginia
December 31, 2003

Champion Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	October 31,
	2004	2003

Assets
Current assets:
Cash and cash equivalents	$1,745,457	$2,171,713
Accounts receivable, net of allowance of
$1,422,000 and $1,191,000	21,318,016	20,142,812
Inventories	11,269,514	11,349,929
Other current assets	973,832	739,560
Deferred income tax assets	1,144,943	1,059,520

Total current assets	36,451,762	35,463,534

Property and equipment, at cost:
Land	2,006,375	2,063,373
Buildings and improvements	8,253,573	7,445,219
Machinery and equipment	43,228,587	37,682,530
Equipment under capital leases	983,407	983,407
Furniture and fixtures	3,361,100	2,965,389
Vehicles	3,523,467	3,262,861

	61,356,509	54,402,779
Less accumulated depreciation	(41,020,327)	(34,964,006)

	20,336,182	19,438,773

Cash surrender value of officers' life insurance	1,039,514	1,020,795
Goodwill	2,060,786	1,929,972
Other intangibles, net of accumulated amortization	3,812,051	184,418
Other assets	449,589	431,343

	7,361,940	3,566,528

Total assets	$64,149,884	$58,468,835

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	October 31,
	2004	2003

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$3,618,051	$3,283,222
Accrued payroll and commissions	1,778,736	1,500,165
Taxes accrued and withheld	1,289,524	1,259,853
Accrued income taxes	135,556	707,119
Accrued expenses	1,028,246	789,676
Current portion of long-term debt:
Notes payable	1,555,911	744,662
Capital lease obligations	132,518	202,309

Total current liabilities	9,538,542	8,487,006

Long-term debt, net of current portion:
Line of credit	2,300,000	1,705,668
Notes payable	5,940,323	2,103,569
Capital lease obligations	16,484	156,718
Deferred income tax liabilities	4,375,357	2,900,807
Other liabilities	428,366	424,233

Total liabilities	22,599,072	15,778,001
Commitments and contingencies
Shareholders' equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,733,913 and 9,713,913 shares issued and outstanding	9,733,913	9,713,913
Additional paid-in capital	22,278,110	22,242,047
Retained earnings	9,538,789	10,734,874

Total shareholders' equity	41,550,812	42,690,834

Total liabilities and shareholders' equity	$64,149,884	$58,468,835

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended October 31,
	2004	2003	2002

Revenues:
Printing	$95,324,314	$96,536,601	$95,194,288
Office products and office furniture	29,077,258	25,646,031	27,689,621

Total revenues	124,401,572	122,182,632	122,883,909

Cost of sales:
Printing	70,209,212	70,351,496	68,770,628
Office products and office furniture	19,689,542	17,453,228	19,480,400

Total cost of sales	89,898,754	87,804,724	88,251,028

Gross profit	34,502,818	34,377,908	34,632,881

Selling, general and administrative expenses	33,164,699	31,221,692	30,560,289

Income from operations	1,338,119	3,156,216	4,072,592

Other income (expense):
Interest income	6,663	3,899	14,376
Interest expense	(300,742)	(167,442)	(386,699)
Other	287,750	10,216	73,326

	(6,329)	(153,327)	(298,997)

Income before taxes	1,331,790	3,002,889	3,773,595
Income tax expense	(582,092)	(1,235,086)	(1,565,891)

Net income	$749,698	$1,767,803	$2,207,704

Earnings per share:
Basic	$0.08	$0.18	$0.23
Diluted	0.08	0.18	0.23

Dividends paid per share	0.20	0.20	0.20

Weighted average shares outstanding:
Basic	9,729,000	9,714,000	9,714,000
Diluted	9,825,000	9,761,000	9,726,000

    See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

	Common Stock

	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total

Balance, October 31, 2001	9,713,913	$9,713,913	$22,242,047	$10,644,926	$42,600,886

Net income for 2002	–	–	–	2,207,704	2,207,704
Dividends ($0.20 per share)	–	–	–	(1,942,780)	(1,942,780)

Balance, October 31, 2002	9,713,913	9,713,913	22,242,047	10,909,850	42,865,810

Net income for 2003	–	–	–	1,767,803	1,767,803
Dividends ($0.20 per share)	–	–	–	(1,942,779)	(1,942,779)

Balance, October 31, 2003	9,713,913	9,713,913	22,242,047	10,734,874	42,690,834

Net income for 2004	–	–	–	749,698	749,698
Dividends ($0.20 per share)	–	–	–	(1,945,783)	(1,945,783)
Stock options exercised	20,000	20,000	36,063	–	56,063

Balance, October 31, 2004	9,733,913	$9,733,913	$22,278,110	$9,538,789	$41,550,812

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended October 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$749,698	$1,767,803	$2,207,704
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,389,758	4,288,407	4,182,253
(Gain) loss on sale of assets	(91,420)	16,014	47,426
Deferred income taxes	(35,866)	(356,773)	(245,091)
Deferred compensation	10,723	14,297	17,872
Bad debt expense	487,550	336,291	363,328
Changes in assets and liabilities:
Accounts receivable	(268,690)	(1,932,114)	255,456
Inventories	473,586	315,535	336,614
Other current assets	(4,052)	1,006,003	(991,445)
Accounts payable	(616,230)	25,129	(1,085,196)
Accrued payroll and commissions	148,799	(503,881)	(103,331)
Taxes accrued and withheld	(88,742)	(157,047)	127,340
Accrued income taxes	(501,213)	(166,017)	1,152,407
Accrued expenses	166,236	(73,277)	(399,341)
Other liabilities	(6,590)	(19,906)	(21,074)

Net cash provided by operating activities	4,813,547	4,560,464	5,844,922
Cash flows from investing activities:
Purchase of property and equipment	(4,973,834)	(3,162,658)	(1,885,111)
Proceeds from sale of fixed assets	850,287	185,534	1,198,720
Businesses acquired, net of cash received	(3,034,886)	(426,429)	(376,842)
Goodwill and other intangible additions	(227,161)	(204,031)	-
Change in other assets	(76,437)	(33,825)	(21,067)
Cash surrender value	(18,719)	(72,840)	-

Net cash used in investing activities	(7,480,750)	(3,714,249)	(1,084,300)
Cash flows from financing activities:
Borrowings on line of credit	8,294,591	3,192,271	1,000,000
Payments on line of credit	(7,581,259)	(1,500,000)	(1,000,000)
Proceeds from long-term debt	5,520,000	923,451	-
Principal payments on long-term debt	(2,102,665)	(3,854,584)	(4,075,419)
Proceeds from exercise of stock options	56,063	-	-
Dividends paid	(1,945,783)	(1,942,779)	(1,942,780)

Net cash provided by (used in) financing activities	2,240,947	(3,181,641)	(6,018,199)

Net decrease in cash and cash equivalents	(426,256)	(2,335,426)	(1,257,577)
Cash and cash equivalents at beginning of year	2,171,713	4,507,139	5,764,716

Cash and cash equivalents at end of year	$1,745,457	$2,171,713	$4,507,139

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Principles of Consolidation

           The accompanying consolidated financial statements of Champion Industries, Inc. and Subsidiaries (the “Company”) include the accounts of The Chapman Printing Company, Inc., Bourque Printing, Inc., Dallas Printing Company, Inc., Stationers, Inc., Carolina Cut Sheets, Inc., U.S. Tag & Ticket Company, Inc., Donihe Graphics, Inc., Smith and Butterfield Co., Inc., The Merten Company, Interform Corporation, Blue Ridge Printing Co., Inc., CHMP Leasing, Inc., Rose City Press, Capitol Business Equipment, Inc., Thompson’s of Morgantown, Inc., Independent Printing Service, Inc., Diez Business Machines, Transdata Systems, Inc. and Syscan Corporation.

           Significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

           Cash and cash equivalents consist principally of cash on deposit with banks, repurchase agreements for government securities, and a money market account, all highly liquid investments with an original maturity of three months or less. At October 31, 2004 and 2003, the Company held overnight repurchase agreements for $834,000 and $1,415,000 of government securities with stated interest rates of 1.44% and 0.30%.

Accounts Receivable

           Accounts receivable are stated at the amount billed to customers. Accounts receivable are ordinarily due 30 days from the invoice date.

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

the identified credit risks with the allowance that has been established using historical experience and adjusts the allowance accordingly.

           During 2004, 2003 and 2002 $488,000, $336,000 and $363,000 of bad debt expense was incurred and the allowance for doubtful accounts was $1,422,000, $1,191,000 and $1,397,000 as of October 31, 2004, 2003 and 2002.  The actual write-offs for the periods were $464,000, $543,000 and $398,000 during 2004, 2003 and 2002.  General economic conditions and specific geographic and customer concerns are major factors that may affect the adequacy of the allowance and may result in a change in the annual bad debt expense.

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

           Major renewals, betterments and replacements are capitalized while maintenance and repair costs are charged to operations as incurred. Upon the sale or disposition of assets, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in income. Depreciation expense approximated $4,100,000, $4,090,000 and $4,139,000 for the years ended October 31, 2004, 2003 and 2002.

           Long-lived property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation includes the review of operating performance and estimated future undiscounted cash flows of the underlying assets or businesses.

Goodwill and Other Intangibles

           The excess cost over fair value of net assets of acquired businesses, goodwill, was in years prior to 2002 being amortized by the straight-line method over periods ranging from

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15 to 25 years. The other intangible assets are being amortized over 5 to 20 years representing the future benefit of the intangible.

           In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (FAS 142).  The Company adopted these standards with its fiscal year beginning November 1, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) is no longer amortized but is subject to annual impairment tests in accordance with FAS 142 except in the year of adoption where companies were required to evaluate impairment at the beginning of the year and again at a recurring annual date.  The first step in the impairment analysis is a screen for potential impairment and was required to be completed within six months of adopting FAS 142.  The second step if required, measures the amount of impairment.  The Company completed step one of the initial impairment analysis and the subsequent annual analysis during the second and fourth quarters of 2002. Additionally, this analysis was performed in the fourth quarter of 2004 and 2003. The application of the requirements of this standard did not result in an impairment charge.  Other intangible assets will continue to be amortized over their useful lives.  Application of the nonamortization provisions of the Statement resulted in an increase in net income of $50,000 in 2002 or approximately $0.01 per share.

Advertising Costs

           Advertising costs are expensed as incurred. Advertising expense for the years ended October 31, 2004, 2003 and 2002 approximated $641,000, $433,000 and $549,000.

Income Taxes

           Provisions for income taxes currently payable and deferred income taxes are based on the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Earnings Per Share

           Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options using the treasury stock method. The effect of dilutive stock options increased weighted average shares outstanding by 96,000, 48,000 and 12,000 for the years ended October 31, 2004, 2003 and 2002.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Segment Information

           The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.

Accounting for Web Site Development Costs

           Certain external costs and internal payroll and payroll-related costs have been capitalized during the application, development and implementation stages of the Company’s web site.  The costs regarding the ongoing operation and maintenance are expensed in the period incurred.  The Company’s internet sales are based on a cooperative effort with the Company’s direct sales force as an optional ordering alternative.

Revenue Recognition

           Revenues are recognized when products are shipped or ownership is transferred and when services are rendered to customers.  The Company acts as a principal party in sales transactions, assumes title to products and assumes the risks and rewards of ownership including risk of loss for collection, delivery or returns. The Company typically recognizes revenue for the majority of its products upon shipment to the customer and transfer of title. Under agreements with certain customers, custom forms may be stored by the Company for future delivery. In these situations, the Company may receive a logistics and warehouse management fee for the services provided. In these cases, delivery and bill schedules are outlined with the customer and product revenue is recognized when manufacturing is complete and the product is received into the warehouse, title transfers to the customer, the order is invoiced and there is reasonable assurance of collectibility. Since the majority of products are customized, product returns are not significant. Therefore, the Company records sales on a gross basis.  Shipping and handling costs are recorded as a component of cost of sales.

Accounting for Costs Associated with Exit or Disposal Activities

            In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (Statement No. 146), which supercedes EITF No. 94-3, “Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity.”  Statement 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity.  Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The Company recognized costs for severance, lease termination and travel of approximately $123,000 during the fourth quarter of 2003, under the requirements of this standard, relating to the consolidation of the Company’s U.S. Tag facility into the Company’s existing Huntington, West Virginia location. During the second quarter of 2004 the Company recognized costs associated with facility consolidations of approximately $150,000 and personnel severance related costs of approximately $37,000.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Accounting for Stock-Based Compensation

           In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment. This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard is interim and annual periods beginning after June 15, 2005.

           The Company has elected to follow the intrinsic value method in accounting for its employee stock options. Accordingly, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

           The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002 respectively: risk-free interest rates of 4.03%, 4.30% and 3.91%; dividend yields of 4.21%, 4.80% and 8.03%; volatility factors of the expected market price of the Company's common stock of 54.0%, 48.6% and 45.4%; and a weighted-average expected life of the option of 4 years.

           The following pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is expensed in the year granted since the options vest immediately. The Company's pro forma information for the years ended October 31 are as follows:

	Year Ended October 31

	2004	2003	2002

Net Income as reported	$749,698	$1,767,803	$2,207,704
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	109,962	62,250	38,704

Pro Forma net income	$639,736	$1,705,553	$2,169,000

Earnings per share:
Basic, as reported	$0.08	$0.18	$0.23
Basic, pro forma	$0.07	$0.18	$0.22

Diluted, as reported	$0.08	$0.18	$0.23
Diluted, pro forma	$0.07	$0.17	$0.22

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Reclassifications

           Certain prior-year amounts have been reclassified to conform to the current year financial statement presentation.

2. Inventories

           Inventories consisted of the following:

	October 31,
	2004	2003

Printing:
Raw materials	$2,326,821	$2,203,228
Work in process	1,998,824	2,022,420
Finished goods	3,460,834	3,680,184
Office products and office furniture	3,483,035	3,444,097

	$11,269,514	$11,349,929

3. Long-term Debt

Long-term debt consisted of the following:

	October 31,
	2004	2003

Secured term note payable to a bank, due in monthly principal and interest installments approximating $89,950 with interest at the Wall Street Journal prime rate maturing October 2008, collateralized by substantially all assets of the Syscan Corporation and the Chapman Printing Charleston division.	$3,920,000	$—
Installment notes payable to banks, due in monthly installments plus interest at rates approximating the banks prime rate maturing in various periods ranging from December 2004 - February 2010, collateralized by equipment, vehicles, inventory and accounts receivable.	3,576,234	2,848,231
Capital lease obligations, due in monthly installments totaling $19,116 through February 2005, with $8,322 due in monthly installments through December 2005 at fixed rates of interest ranging from 7.0% to 7.75%.	149,002	359,027

	7,645,236	3,207,258
Less current portion	1,688,429	946,971

Long-term debt, net of current portion	$5,956,807	$2,260,287

The unsecured term note agreements contain restrictive financial covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these covenants at October 31, 2004.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Maturities of long-term debt for each of the next five years follow:

	Notes	Capital
	Payable	Leases	Total

2005	$1,555,911	$132,518	$1,688,429
2006	1,561,364	16,484	1,577,848
2007	1,580,206	-	1,580,206
2008	1,583,979	-	1,583,979
2009	300,328	-	300,328
Thereafter	914,446	-	914,446

	$7,496,234	$149,002	$7,645,236

           On August 1, 2003 the Company obtained an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at the prime rate of interest.  The line of credit expires in July 2006 and contains certain restrictive financial covenants. The line of credit essentially replaced a previous $10,000,000 facility with another bank. The Company had outstanding borrowings of approximately $2.3 million and $1.7 million under this facility at October 31, 2004 and 2003 of which approximately $1.2 million was used to pay off an existing term loan prior to maturity in 2003.

           The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate.  The line of credit expires in October 2005 and contains certain financial covenants.  There were no borrowings outstanding under this facility at October 31, 2004 or 2003.

           The prime rate, the base interest rate on the above loans, approximated 4.75% and 4.00% at October 31, 2004 and 2003. Interest paid during the years ended October 31, 2004, 2003 and 2002 approximated $320,000, $230,000and $385,000. The Company capitalized interest of $19,000 and $33,000 during fiscal 2004 and 2003 related to the purchase of a building in Baton Rouge, Louisiana.

           The Company’s non-cash activities for 2004, 2003 and 2002 included equipment purchases of approximately $0, $96,000 and $288,000, which were financed by a bank and the purchase in 2003 of a building in Baton Rouge, Louisiana of which $1,440,000 of the purchase price was financed by a bank.

4. Employee Benefit Plans

           The Company had a Profit Sharing Plan that covered all eligible employees and qualified as a Savings Plan under Section 401(k) of the Internal Revenue Code. Effective

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

January 1, 1998, the Profit Sharing Plan was merged into The Champion Industries, Inc. 401(k) Plan (the “Plan”). The Plan covers all eligible employees who satisfy the age and service requirements. Each participant may elect to contribute up to 15% of annual compensation, and the Company is obligated to contribute 100% of the participant’s contribution not to exceed 2% of the participant’s annual compensation. The Company may make discretionary contributions to the Plan. The Company’s expense under these Plans was approximately $383,000, $365,000 and $346,000 for the years ended October 31, 2004, 2003 and 2002.

           The Company's 1993 Stock Option Plan provides for the granting of both incentive and non-qualified stock options to management personnel for up to 762,939 shares of the Company's common stock. In March 2004, the Company’s 2003 stock option plan was adopted to provide for the granting of both incentive and non-qualified stock options to management personnel for up to 475,000 shares of the Company’s common stock. The option price per share for incentive stock options shall not be lower than the fair market value of the common stock at the date of grant. The option price per share for non-qualified stock options shall be at such price as the Compensation Committee of the Board of Directors may determine at its sole discretion. All options to date are incentive stock options. Exercise prices for options outstanding as of October 31, 2004 ranged from $2.49 to $4.29. Options vest immediately and may be exercised within five years from the date of grant. The weighted average remaining contractual life of those options is 2.84 years.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

           A summary of the Company’s stock option activity and related information for the years ended October 31 follows:

		Weighted Average Exercise Price		Weighted Average Exercise Price		Weighted Average Exercise Price

	2004		2003		2002

Outstanding-beginning of year	312,000	$3.25	230,000	$5.41	130,000	$10.63
Granted	123,000	4.29	125,000	2.77	126,000	2.49
Exercised	(20,000)	2.80	-	-	-	-
Forfeited or expired	(36,000)	6.26	(43,000)	13.42	(26,000)	17.38

Outstanding-end of year	379,000	3.33	312,000	3.25	230,000	5.41

Weighted average fair value of options granted during the year	$1.49		$0.83		$0.52

A summary of stock options outstanding and exercisable at October 31, 2004, follows:

Exercise	Number Outstanding	Remaining
Price		Life

4.25	38,000	0.14
2.49	108,000	2.05
2.77	110,000	3.12
4.29	123,000	4.13

           The Company has a deferred compensation agreement with one employee of Blue Ridge Printing Co., Inc. providing for payments totaling approximately $500,000 over a ten year period after retirement. The Company had accrued approximately $365,000 and $354,000 at October 31, 2004 and 2003 relating to this agreement. The amount expensed for this agreement for the years ended October 31, 2004, 2003 and 2002 approximated $11,000, $14,000 and $18,000. To assist in funding the deferred compensation agreement, the Company has invested in life insurance policies, which had a cash surrender value of approximately $460,000 and $386,000 for years 2004 and 2003.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5. Income Taxes

Income tax expense consisted of the following:

	Year Ended October 31,
	2004	2003	2002

Current expense:
Federal	$461,383	$1,270,574	$1,460,913
State	156,575	321,285	350,069
Deferred benefit	(35,866)	(356,773)	(245,091)

	$582,092	$1,235,086	$1,565,891

Deferred tax assets and liabilities are as follows:

	October 31,
	2004	2003

Assets:
Allowance for doubtful accounts	$568,729	$476,358
Deferred compensation	147,260	142,973
Net operating loss carryforward of acquired companies	611,750	604,582
Accrued vacation	355,574	278,848
Other accrued liabilities	186,858	189,492
Other assets	106,596	89,240

Gross deferred tax assets	1,976,767	1,781,493
Liabilities:
Property and equipment	3,537,653	3,337,530
Intangible assets	1,384,278	-

Gross deferred tax liability	4,921,931	3,337,530

Valuation allowance	(285,250)	(285,250)

Net deferred tax liabilities	$3,230,414	$1,841,287

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

           A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended October 31,
	2004	2003	2002

Statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	7.5	7.0	6.1
Change in valuation allowance	-	(7.8)	-
Deferred tax adjustments	-	6.1	(0.6)
Selling expenses	5.7	2.5	2.1
Cash surrender value of life insurance accretion	(1.3)	-	-
Other	(2.2)	(0.7)	(0.1)

Effective tax rate	43.7%	41.1%	41.5%

           Income taxes paid during the years ended October 31, 2004, 2003 and 2002 approximated $1,119,000, $1,758,000 and $659,000.

           The Company has available for income tax purposes net operating loss carryforwards from acquired companies of approximately $1,089,000, of which $157,000 expires in 2011, $899,000 in 2012 and $33,000 in 2013. The Company has available for state income tax purposes net operating loss carryforwards from acquired companies of approximately $2,992,000 of which $144,000 expires in 2012, $108,000 expires in 2013, $435,000 expires in 2014, $1,012,000 expires in 2015, $872,000 expires in 2016, $48,000 expires in 2018 and $373,000 expires in 2019.  The Company established valuation allowances against certain net operating loss carryforwards during 2003 the valuation allowance decreased by $259,197 resulting from changes in the estimated realizability of an acquired subsidiary’s deferred tax assets. There was no change in the valuation allowance in 2004.

6. Related Party Transactions and Operating Lease Commitments

           The Company leases operating facilities from entities controlled by its Chief Executive Officer, his family and affiliates as well as facilities controlled by a Company vice president pursuant to the acquisition of Syscan (see note 8). The original terms of these leases, which are accounted for as operating leases, range from two to fifteen years.

A summary of significant related party transactions follows:

	Year Ended October 31,
	2004	2003	2002

Rent expense paid to affiliated entities for operating facilities	$394,000	$424,000	$424,000
Sales of office products, office furniture and printing services to affiliated entities	929,000	590,000	803,000

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

           In addition, the Company leases property and equipment from unrelated entities under operating leases. Rent expense amounted to $862,000, $960,000 and $881,000 for the years ended October 31, 2004, 2003 and 2002.

           Under the terms and conditions of the above-mentioned leases, the Company pays all taxes, assessments, maintenance, repairs or replacements, utilities and insurance.

           Future minimum rental commitments for all noncancelable operating leases including related party commitments with initial terms of one year or more consisted of the following at October 31, 2004:

2005	$ 1,399,647
2006	1,220,998
2007	945,183
2008	701,474
2009	253,340
Thereafter	-

$ 4,520,642

           The Company participates in a self-insurance program for employee health care benefits with affiliates controlled by its Chief Executive Officer and as such is responsible for paying claims of company participants as required by the plan document. The Company is allocated costs primarily related to the reinsurance premiums based on its proportionate share to provide such benefits to its employees. The Company’s expense related to this program for the years ended October 31, 2004, 2003 and 2002 was approximately $3,197,000, $2,999,000 and $2,267,000.

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

           During 2004, 2003 and 2002 the Company utilized this aircraft and reimbursed the controlled entity for the use of the aircraft, fuel, air crew, ramp fees and other expenses attendant to the Company’s use, in amounts aggregating $95,000, $79,000 and $118,000.  The Company believes that such amounts are at or below the market rate charged by third-party commercial charter companies for similar aircraft.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

           The Company believes that the terms of its related party transactions are no less favorable to the Company than could be obtained with an independent third party.

7. Commitments and Contingencies

           On February 16, 2002, a jury verdict was rendered against the Company in a civil action brought against the Company in state court in Jackson, Mississippi. The plaintiff in this civil action asserted that the Company and its Dallas Printing Company, Inc. subsidiary had engaged in unfair competition and other wrongful acts in hiring certain of its employees.  The jury awarded the plaintiff $1,745,000 in actual damages and $750,000 in punitive damages.

           On March 1, 2002, the plaintiff filed a motion for attorney’s fees and costs in the amount of $889,401.  On July 16, 2002, the court entered an order granting plaintiff $645,119 in attorney fees and expenses, and ordered that interest on the amount of the jury award accrue from February 22, 2002.

            The Company appealed both the jury award and the attorney fee and expense award.

           The Company was advised on February 3, 2004 that the Court of Appeals of the State of Mississippi had reversed the aforementioned judgment and jury verdict rendered against the Company and had remanded the case for new trial. The plaintiff petitioned the appeals court for rehearing of its ruling on February 17, 2004. The Company’s response was filed on February 24, 2004.

           On June 22, 2004 the Company was advised that the Court of Appeals of the State of Mississippi had upheld its February 3, 2004 reversal of the judgment and jury verdict and its remand of the case for new trial and had denied plaintiff’s petition for rehearing of that decision. Plaintiff filed a petition for writ of certiorari with the Mississippi Supreme Court to contest the ruling of the Court of Appeals on July 6, 2004. The Company filed a response to such petition on July 27, 2004.

           The Company was advised on September 16, 2004 that the Supreme Court of Mississippi had upheld the Court of Appeals of the State of Mississippi’s February 3, 2004 reversal of the judgment and jury verdict rendered February 16, 2002 against the Company and had upheld the reversal and remand of the case for new trial.

           The effect of the appeals courts orders of February 3, 2004 and June 22, 2004 and the Mississippi Supreme Court’s denial of plaintiff’s petition for certiorari is to negate the trial court’s award of damages and attorneys fees previously granted against the Company, and grant a new trial on plaintiff’s claims.

            The Company is subject to the environmental laws and regulations of the United States and the states in which it operates concerning emissions into the air, discharges into the waterways and the generation, handling and disposal of waste materials. The Company’s

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

8. Acquisitions

           On September 7, 2004 the Company acquired all the issued and outstanding capital stock of Syscan Corporation (“Syscan”), a West Virginia corporation, for a cash price of $3,500,000 and a contingent purchase price, dependent upon satisfaction of certain conditions, not to exceed the amount of $1,500,000. The Company also purchased a building from an entity controlled by Syscan’s sole shareholder for $117,000 concurrent with the Syscan acquisition. After considering the cash received, the acquisition of a building and acquisition costs the net assets acquired totaled approximately $2,688,000. Syscan Corporation is a provider of integrated business products, with a primary emphasis on office and data products, printing, mailing and fulfillment services, and office furniture. The acquisition was consummated based on significant identified synergies which could be achieved due to a duplication of market territory. The acquisition brought additional supply chain management and mailing expertise to the Company and allowed Syscan to offer a broader array of printing services to its existing customer base.

           The Williams Land Corporation has the option to put the 3000 Washington Street building occupied by Syscan to the Company for a purchase price of $1.5 million and the Company has the option to purchase the building for $1.5 million at the conclusion of the five year lease term commencing September 1, 2009. This option may be exercised no later than 60 days prior to the end of the lease and closing of said purchase cannot exceed 45 days from the end of the lease.

           Two months of operations of Syscan Corporation are included in the Company’s Statement of Operations commencing concurrent with the acquisition.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Syscan Acquisition

Current assets, net of cash received	$1,846,000
Property, plant, and equipment	782,000
Non-compete agreement	1,000,000
Customer relationships	2,461,000
Other assets	127,000

Total assets acquired	6,216,000
Current liabilities	(1,343,000)
Long-term debt	(760,000)
Deferred tax	(1,425,000)

Total liabilities acquired	(3,528,000)

Net assets acquired	$2,688,000

           The identifiable intangible assets of Syscan are being amortized on a straight-line basis over a period of 7 years for the non-compete agreement and 20 years for the customer relationships. The weighted average life of the intangible assets at the acquisition date was approximately 16 years.

           On May 13, 2004, the Company acquired certain assets of Cincinnati, Ohio Westerman Print Company.

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

9. Industry Segment Information

           The Company operates principally in two industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

forms); and the sale of office products and office furniture including interior design services. The Company employs approximately 830 people, of whom 78 or approximately 9% are covered by a collective bargaining agreement, which expires on May 31, 2006.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The table below presents information about reported segments for the years ended October 31:

		Office Products
2004	Printing	& Furniture	Total

Revenues	$107,696,605	$34,919,102	$142,615,707
Elimination of intersegment revenue	(12,372,291)	(5,841,844)	(18,214,135)

Consolidated revenues	$95,324,314	$29,077,258	$124,401,572

Operating income	632,232	705,887	1,338,119
Depreciation & amortization	4,247,164	142,594	4,389,758
Capital expenditures	4,912,115	61,719	4,973,834
Identifiable assets	54,378,626	9,771,258	64,149,884
Goodwill	1,774,344	286,442	2,060,786

		Office Products
2003	Printing	& Furniture	Total

Revenues	$106,540,961	$30,771,361	$137,312,322
Elimination of intersegment revenue	(10,004,360)	(5,125,330)	(15,129,690)

Consolidated revenues	$96,536,601	$25,646,031	$122,182,632

Operating income (loss)	3,262,418	(106,202)	3,156,216
Depreciation & amortization	4,145,286	143,121	4,288,407
Capital expenditures	4,572,890	126,233	4,699,123
Identifiable assets	48,387,601	10,081,234	58,468,835
Goodwill	1,643,530	286,442	1,929,972

		Office Products
2002	Printing	& Furniture	Total

Revenues	$104,767,231	$31,529,434	$136,296,665
Elimination of intersegment revenue	(9,572,943)	(3,839,813)	(13,412,756)

Consolidated revenues	$95,194,288	$27,689,621	$122,883,909

Operating income	3,955,083	117,509	4,072,592
Depreciation & amortization	4,057,772	124,481	4,182,253
Capital expenditures	1,994,255	178,582	2,172,837
Identifiable assets	49,100,223	10,407,280	59,507,503
Goodwill	1,439,499	286,442	1,725,941

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

           A reconciliation of total segment revenue, assets and operating income to consolidated income before income taxes for the years ended October 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002

Revenues:
Total segment revenues	$142,615,707	$137,312,322	$136,296,665
Elimination of intersegment revenue	(18,214,135)	(15,129,690)	(13,412,756)

Consolidated revenue	$124,401,572	$122,182,632	$122,883,909

Operating income:
Total segment operating income	$1,338,119	$3,156,216	$4,072,592
Interest income	6,663	3,899	14,376
Interest expense	(300,742)	(167,442)	(386,699)
Other income	287,750	10,216	73,326

Consolidated income before income taxes	$1,331,790	$3,002,889	$3,773,595

Identifiable assets:
Total segment identifiable assets	$64,149,884	$58,468,835	$59,507,503
Elimination of intersegment assets	—	—	—

Total consolidated assets	$64,149,884	$58,468,835	$59,507,503

10.  Accounting for Costs Associated with Exit or Disposal Activities

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

           During the second quarter of 2004, the Company incurred plant consolidation and facility relocation costs related to the closure of the Blue Ridge Printing Knoxville plant and consolidation into the Blue Ridge Printing Asheville plant, and the facility consolidations in Baton Rouge related to Bourque, Transdata and Diez. The facility consolidation and relocation costs approximated $150,000 and the personnel severance related costs approximated $37,000.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

           The costs associated with the aforementioned relocation of U.S. Tag and the Blue Ridge and Baton Rouge consolidations were reflected in the consolidated statements of operations statement in the category where the expenses historically have been classified and are part of the printing segment.

11. Fair Value of Financial Instruments

           The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. The fair value of long-term debt was estimated using discounted cash flows and it approximates its carrying value.

12. Acquired Intangible Assets and Goodwill

	2004		2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable
intangible assets
Non-compete agreement	$ 1,000,000	$ 23,810	$ -	$ -
Customer relationships	2,460,696	23,631	-	-
Other	467,621	68,825	196,274	11,856

	3,928,317	116,266	196,274	11,856

Unamortizable
intangible assets
Goodwill	2,568,064	507,278	2,437,250	507,278

Total goodwill and
other intangibles	$ 6,496,381	$ 623,544	$ 2,633,524	$ 519,134

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

           Amortization expense for the years ended October 31, 2004, 2003 and 2002 was $104,000 and $12,000 and $0 respectively. Estimated amortization expense for each of the following years is:
2005	$341,916
2006	341,916
2007	341,916
2008	336,810
2009	289,488
Thereafter	2,160,005

$3,812,051

           The changes in the carrying amount of goodwill for the years ended October 31, 2004 and 2003 were:

	2004	2003

Balance as of November 1, 2003 and 2002	$ 1,929,972	$ 1,725,941
Goodwill acquired during the year
Additions	130,814	204,031
Impairment losses	-	-
Goodwill written off related to
sales of businesses	-	-

Balance as of October 31, 2004 and 2003	$ 2,060,786	$ 1,929,972

           The changes in the carrying amounts of goodwill and other intangibles attribute to each segment at October 31, 2004 and 2003 are as follows:

GOODWILL
		Amortization
	31-Oct-03	Expense	Other	31-Oct-04

Printing	$1,643,530	$-	$130,814	$1,774,344
Office Products & furniture	286,442	-	-	286,442

Total	$1,929,972	$-	$130,814	$2,060,786

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	31-Oct-02	Amortization Expense	Other	31-Oct-03

Printing	$1,439,499	$-	$204,031	$1,643,530
Office Products & furniture	286,442	-	-	286,442

Total	$1,725,941	$-	$204,031	$1,929,972

OTHER INTANGIBLES		Amortization
	31-Oct-03	Expense	Other	31-Oct-04

Printing	$128,250	$60,607	$1,430,680	$1,498,323
Office Products & furniture	56,168	43,803	2,301,363	2,313,728

Total	$184,418	$104,410	$3,732,043	$3,812,051

		Amortization
	31-Oct-02	Expense	Other	31-Oct-03

Printing	$-	$6,750	$135,000	$128,250
Office Products & furniture	-	5,106	61,274	56,168

Total	$-	$11,856	$196,274	$184,418

13. Certain Significant Estimates

            Our estimates that influence the financial statements are normally based on knowledge and experience about past and current events and assumptions about future events. The following estimates affecting the financial statements are particularly sensitive because of their significance and it is at least reasonably possible that a change in these estimates will occur in the near term.

Goodwill and Identifiable Assets

            We evaluate the recoverability of the goodwill of each of our reporting units as required under SFAS No. 142 by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based on historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Allowance for Doubtful Accounts

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14. Earnings Per Share

            Earnings per share (EPS) were computed as follows:

		Weighted	Per
		Average	Share
	Income	Shares	Amount

Year Ended October 31, 2004
Net Income	$749,698

Basic Earnings per Share
Income available to common shareholders	749,698	9,729,000	$0.08
Effect of Dilutive Securities
Stock options		96,000
Diluted Earnings Per Share
Income available to common shareholders
and assumed conversions	$749,698	9,825,000	$0.08

Year Ended October 31, 2003
Net Income	$1,767,803

Basic Earnings per Share
Income available to common shareholders	1,767,803	9,714,000	$0.18
Effect of Dilutive Securities
Stock options		47,000
Diluted Earnings Per Share
Income available to common shareholders
and assumed conversions	$1,767,803	9,761,000	$0.18

Year Ended October 31, 2002
Net Income	$2,207,704

Basic Earnings per Share
Income available to common shareholders	2,207,704	9,714,000	$0.23
Effect of Dilutive Securities
Stock options		12,000
Diluted Earnings Per Share
Income available to common shareholders
and assumed conversions	$2,207,704	9,726,000	$0.23

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15. Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended October 31, 2004 and 2003.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues
2004	$29,314,000	$30,501,000	$30,098,000	$34,489,000
2003	$28,619,000	$29,329,000	$30,599,000	$33,636,000
Gross Profit
2004	$7,966,000	$8,888,000	$8,334,000	$9,315,000
2003	$7,918,000	$8,492,000	$8,217,000	$9,751,000
Net income
2004	$14,000	$161,000	$77,000	$498,000
2003	$254,000	$517,000	$253,000	$744,000
Earnings per share
Basic
2004	$0.00	$0.02	$0.01	$0.05
2003	$0.03	$0.05	$0.03	$0.08
Diluted
2004	$0.00	$0.02	$0.01	$0.05
2003	$0.03	$0.05	$0.03	$0.08
Weighted Average Shares Outstanding
Basic
2004	9,717,000	9,731,000	9,734,000	9,734,000
2003	9,714,000	9,714,000	9,714,000	9,714,000
Diluted
2004	9,826,000	9,864,000	9,832,000	9,802,000
2003	9,730,000	9,750,000	9,756,000	9,810,000

Champion Industries, Inc. and Subsidiaries

Schedule II

Valuation and Qualifying Accounts

Years Ended October 31, 2004, 2003 and 2002

	Balance at Beginning of period	Balances of acquired Companies	Additions charged to costs and Expenses	Deductions (1)	Balance at end of period

Description
2004
Allowance for doubtful accounts	$1,190,996	$207,250	$487,550	$(463,874)	$1,421,922
2003
Allowance for doubtful accounts	$1,397,491	$—	$336,291	$(542,786)	$1,190,996
2002
Allowance for doubtful accounts	$1,432,304	$—	$363,328	$(398,141)	$1,397,491

(1)   Uncollectible accounts written off, net of recoveries.