Form 10-K/A
CHAMPION INDUSTRIES INC
filed 2005-02-09
CIK 19149

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

Total number of pages including cover page 6.

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

Explanatory Note

Champion Industries, Inc. hereby amends its Form 10-K for the year ended October 31, 2004, filed on January 31, 2005, by amending Part II, Item 7, to reflect in Item 7 the information with respect to the number of ungranted stock options under the Company's 2003 stock option plan. The amount of ungranted options is 475,000 shares as of October 31, 2004.

PART II

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

            Upon the adoption of SFAS No. 123R the Company will be required to expense stock options in its Statement of Operations when they are granted. For the years ended October 31, 2004, 2003 and 2002, total stock-based employee compensation expense, net of related tax effects determined under this new standard would have been $109,962, $62,250 and $38,704. With the adoption of its 2003 Stock Option Plan, the Company has approximately 475,000 ungranted stock options. The Company will incur expense immediately upon the granting of these stock options in future years upon the effective date of this standard.

3.     EXHIBITS

Number	Description	Reference

(31.1)	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Marshall T. Reynolds	Exhibit 31.1	Page Exhibit 31.1-p1

(31.2)	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 – Todd R. Fry	Exhibit 31.2	Page Exhibit 31.2-p1

(31.3)	Principal Operating Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 – Toney K. Adkins	Exhibit 31.3	Page Exhibit 31.3-p1

(32)	Marshall T. Reynolds, Todd R. Fry and Toney K. Adkins Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002	Exhibit 32	Page Exhibit 32-p1

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Champion Industries, Inc.

By /s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

By /s/ Toney K. Adkins
Toney K. Adkins
President and Chief Operating Officer

By /s/ Todd R. Fry
Todd R. Fry
Vice President and Chief Financial Officer

Date: February 2, 2005

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE AND TITLE	DATE

February 2, 2005
Lou J. Akers, Director

/s/ Philip E. Cline	February 2, 2005
Philip E. Cline, Director

/s/ Harley F. Mooney, Jr.	February 2, 2005
Harley F. Mooney, Jr., Director

/a/ A. Michael Perry	February 2, 2005
A. Michael Perry, Director

/s/ Marshall T. Reynolds	February 2, 2005
Marshall T. Reynolds, Director

/s/ Neal W. Scaggs	February 2, 2005
Neal W. Scaggs, Director

/s/ Glenn W. Wilcox, Sr.	February 2, 2005
Glenn W. Wilcox, Sr., Director