Form 10-Q
period 2005-03-11
CHAMPION INDUSTRIES INC
filed 2005-03-11
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended January 31, 2005	Commission File No. 0-21084

Champion Industries, Inc.
(Exact name of Registrant as specified in its charter)

West Virginia	55-0717455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes        No  ✓ ..

9,733,913 shares of common stock of the Registrant were outstanding at January 31, 2005.

Champion Industries, Inc.

INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited)	3
Consolidated Statements of Income (Unaudited)	5
Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3a. Quantitative and Qualitative Disclosure About Market Risk	16
Item 4. Controls and Procedures	16
Part II. Other Information
Item 6. Exhibits	17
Signatures	18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	January 31,	October 31,
	2005 (Unaudited)	2004 (Audited)
Current assets:
Cash and cash equivalents	$ 4,340,042	$ 1,745,457
Accounts receivable, net of allowance of $1,437,000 and $1,422,000	17,965,402	21,318,016
Inventories	11,098,798	11,269,514
Other current assets	1,432,573	973,832
Deferred income tax assets	1,144,943	1,144,943
Total current assets	35,981,758	36,451,762

Property and equipment, at cost:
Land	2,006,375	2,006,375
Buildings and improvements	8,319,543	8,253,573
Machinery and equipment	43,770,959	43,228,587
Equipment under capital leases	983,407	983,407
Furniture and fixtures	3,431,688	3,361,100
Vehicles	3,581,435	3,523,467
	62,093,407	61,356,509
Less accumulated depreciation	(41,978,613)	(41,020,327)
	20,114,794	20,336,182

Cash surrender value of officers’ life insurance	1,039,514	1,039,514
Goodwill	2,060,786	2,060,786
Other intangibles, net of accumulated amortization	3,726,571	3,812,051
Other assets	333,064	449,589
	7,159,935	7,361,940
Total assets	$ 63,256,487	$ 64,149,884
See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	January 31,	October 31,
	2005 (Unaudited)	2004 (Audited)
Current liabilities:
Accounts payable	$ 3,926,215	$ 3,618,051
Accrued payroll	1,374,739	1,778,736
Taxes accrued and withheld	1,408,691	1,289,524
Accrued income taxes	310,897	135,556
Accrued expenses	1,097,807	1,028,246
Current portion of long-term debt:
Notes payable	1,567,630	1,555,911
Capital lease obligations	94,020	132,518
Total current liabilities	9,779,999	9,538,542

Long-term debt, net of current portion:
Notes payable, line of credit	1,800,000	2,300,000
Notes payable, term	5,544,696	5,940,323
Capital lease obligations	-	16,484
Other liabilities	429,192	428,366
Deferred income tax liabilities	4,375,357	4,375,357
Total liabilities	21,929,244	22,599,072
Commitments and contingencies
Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,733,913 shares issued and outstanding	9,733,913	9,733,913
Additional paid-in capital	22,278,110	22,278,110
Retained earnings	9,315,220	9,538,789
Total shareholders’ equity	41,327,243	41,550,812
Total liabilities and shareholders’ equity	$ 63,256,487	$ 64,149,884

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended January 31,
	2005	2004
Revenues:
Printing	$ 24,436,621	$ 22,997,892
Office products and office furniture	10,003,370	6,315,581
Total revenues	34,439,991	29,313,473

Cost of sales:
Printing	17,877,263	17,023,500
Office products and office furniture	7,004,263	4,324,101
Total cost of sales	24,881,526	21,347,601

Gross profit	9,558,465	7,965,872

Selling, general and administrative expenses	9,025,372	7,921,054

Income from operations	533,093	44,818
Other income (expense):
Interest income	5,066	1,618
Interest expense	(137,365)	(46,679)
Other	62,673	23,034
	(69,626)	(22,027)
Income before income taxes	463,467	22,791
Income tax expense	(200,341)	(9,178)
Net income	$ 263,126	$ 13,613

Earnings per share:
Basic	$ 0.03	$ 0.00
Diluted	$ 0.03	$ 0.00

Weighted average shares outstanding:
Basic	9,734,000	9,717,000
Diluted	9,802,000	9,826,000

Dividends per share	$ 0.05	$ 0.05

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
	2005	2004
Cash flows from operating activities:
Net income	$263,126	$13,613
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,152,111	975,126
Gain on sale of assets	(4,099)	(1,107)
Increase in deferred compensation	1,787	2,681
Bad debt expense	114,224	124,209
Changes in assets and liabilities:
Accounts receivable	3,238,390	3,192,173
Inventories	170,716	397,129
Other current assets	(458,741)	(488,819)
Accounts payable	308,164	(845,735)
Accrued payroll	(403,997)	(536,191)
Taxes accrued and withheld	119,167	(125,986)
Income taxes	175,341	(612,180)
Accrued expenses	69,561	(137,423)
Other liabilities	(961)	(3,735)
Net cash provided by operating activities	4,744,789	1,953,755

Cash flows from investing activities:
Purchases of property and equipment	(855,535)	(1,009,258)
Proceeds from sales of property	24,223	58,064
Goodwill additions	—	(130,814)
Decrease in cash surrender value life insurance	—	32,661
Other assets	106,693	25,594
Net cash used in investing activities	(724,619)	(1,023,753)

Cash flows from financing activities:
Borrowings on line of credit	993,000	1,000,000
Payments on line of credit	(1,493,000)	(705,668)
Principal payments on long-term debt	(438,890)	(266,985)
Proceeds from exercise of stock options	—	10,520
Dividends paid	(486,695)	(485,897)
Net cash used in financing activities	(1,425,585)	(448,030)
Net increase in cash and cash equivalents	2,594,585	481,972
Cash and cash equivalents, beginning of period	1,745,457	2,171,713
Cash and cash equivalents, end of period	$4,340,042	$2,653,685

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

January 31, 2005

1. Basis of Presentation and Business Operations
The foregoing financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 2004, and related notes thereto contained in Champion Industries, Inc.’s Form 10-K dated January 17, 2005. The accompanying interim financial information is unaudited. The balance sheet information as of October 31, 2004 was derived from our audited financial statements.

2. Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options was 68,000 and 109,000 shares for the three months ended January 31, 2005 and 2004.

3. Inventories
Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

Inventories consisted of the following:

	January 31,	October 31,
	2005	2004
Printing:
Raw materials	$2,395,965	$2,326,821
Work in process	2,058,221	1,998,824
Finished goods	3,563,676	3,460,834
Office products and office furniture	3,080,936	3,483,035
	$11,098,798	$11,269,514

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

4. Long-Term Debt

Long-term debt consisted of the following:

	January 31,	October 31,
	2005	2004

Secured term note payable Installment notes payable to banks	$3,698,242 3,414,084	$3,920,000 3,576,234
Capital lease obligations	94,020	149,002
	7,206,346	7,645,236
Less current portion	1,661,650	1,688,429
Long-term debt, net of current portion	$5,544,696	$5,956,807

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at the prime rate of interest. The line of credit expires in July 2006 and contains certain restrictive financial covenants. The Company had outstanding borrowings under this facility of $1.8 million and $2.3 million at January 31, 2005 and October 31, 2004.

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in October 2005 and contains certain financial covenants. There were no borrowings outstanding under this facility at January 31, 2005 and October 31, 2004.

There were no non-cash financing activities for the three months ended January 31, 2005 and 2004.

5. Shareholders’ Equity

The Company paid a dividend of five cents per share on December 31, 2004 to stockholders of record on December 3, 2004. Also, the Company declared a dividend of five cents per share to be paid on March 28, 2005 to stockholders of record on March 11, 2005.

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

As of January 31, 2005 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2005	2006	2007	2008	2009	Residual	Total

Non-cancelable operating leases	$1,047,867	$1,220,998	$945,183	$701,474	$253,340	$-	$4,168,862

Revolving line of credit	-	1,800,000	-	-	-	-	1,800,000

Term debt	1,172,003	1,561,364	1,580,206	1,583,979	300,328	914,446	7,112,326

Obligations under capital leases	77,536	16,484	-	-	-	-	94,020
	$2,297,406	$4,598,846	$2,525,389	$2,285,453	$553,668	$914,446	$13,175,208

7. Accounting for Stock-Based Compensation

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, risk-free interest rates of 4.03%, dividend yields of 4.21%, volatility factors of the expected market price of the Company's common stock of 54.0% and a weighted-average expected life of the option of 4 years.

The following pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is expensed in the year granted since the options vest immediately. The Company's pro forma information for the quarters ended January 31 are as follows:

	Quarter Ended January 31,
	2005	2004

Net income, as reported	$263,126	$13,613
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	-	109,962

Pro forma net income (loss)	$263,126	$(96,349)
Earnings (loss) per share:
Basic, as reported	$0.03	$0.00
Basic, pro forma	0.03	(0.01)

Diluted, as reported	$0.03	$0.00
Diluted, pro forma	0.03	(0.01)

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

The Williams Land Corporation has the option to put the 3000 Washington Street building occupied by Syscan to the Company for a price of $1.5 million and the Company has the option to purchase the building for $1.5 million at the conclusion of the five year lease term commencing September 1, 2009. This option may be exercised no later than 60 days prior to the end of the lease and closing of said purchase cannot exceed 45 days for the end of the lease.

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
The table below presents information about reported segments for the three months ended January 31:

		Office Products
2005 Quarter 1	Printing	& Furniture	Total

Revenues	$28,085,977	$11,528,769	$39,614,746

Elimination of intersegment revenue	(3,649,356)	(1,525,399)	(5,174,755)

Consolidated revenues	$24,436,621	$10,003,370	$34,439,991

Operating income	271,729	261,364	533,093

Depreciation & amortization	1,072,454	79,657	1,152,111

Capital expenditures	782,748	72,787	855,535

Identifiable assets	53,108,233	10,148,254	63,256,487

Goodwill	1,774,344	286,442	2,060,786

	Office Products
2004 Quarter 1	Printing	& Furniture	Total

Revenues	$25,530,021	$7,689,954	$33,219,975

Elimination of intersegment revenue	(2,532,129)	(1,374,373)	(3,906,502)

Consolidated revenues	$22,997,892	$6,315,581	$29,313,473

Operating income (loss)	177,384	(132,566)	44,818

Depreciation & amortization	961,696	13,430	975,126

Capital expenditures	993,549	15,709	1,009,258

Identifiable assets	45,995,910	9,779,939	55,775,849

Goodwill	1,774,344	286,442	2,060,786

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

A reconciliation of total segment revenues and of total segment operating income to income before income taxes, for the three months ended January 31, 2005 and 2004, is as follows:

	Three Months Ended January 31,
	2005	2004
Revenues:
Total segment revenues	$39,614,746	$33,219,975
Elimination of intersegment revenue	(5,174,755)	(3,906,502)

Consolidated revenue	$34,439,991	$29,313,473

Operating income:
Total segment operating income	$533,093	$44,818

Interest income	5,066	1,618

Interest expense	(137,365)	(46,679)

Other income	62,673	23,034

Consolidated income before income taxes	$463,467	$22,791

Identifiable assets:
Total segment identifiable assets	$63,256,487	$55,775,849
Elimination of intersegment assets	—	—

Total consolidated assets	$63,256,487	$55,775,849

Champion Industries, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
The following table sets forth, for the periods indicated, information derived from the Consolidated Income Statements as a percentage of total revenues.

	Three Months Ended January 31,
	2005		2004
		($ in thousands)
Revenues:
Printing	$24,437	71.0%	$22,998	78.5%
Office products and office furniture	10,003	29.0	6,316	21.5
Total revenues	34,440	100.0	29,314	100.0

Cost of sales:
Printing	17,878	51.9	17,024	58.1
Office products and office furniture	7,004	20.3	4,324	14.7
Total cost of sales	24,882	72.2	21,348	72.8
Gross profit	9,558	27.8	7,966	27.2
Selling, general and administrative expenses	9,025	26.2	7,921	27.0
Income from operations	533	1.6	45	0.2
Interest income	5	0.0	2	0.0
Interest expense	(137)	(0.4)	(47)	(0.1)
Other income	62	0.2	23	0.0
Income before taxes	463	1.4	23	0.1
Income taxes	(200)	(0.6)	(9)	(0.0)
Net income	$263	0.8%	$14	0.1%

Three Months Ended January 31, 2005 Compared to Three Months Ended January 31, 2004

Revenues

Total revenues increased 17.5% in the first quarter of 2005 compared to the same period in 2004 from $29.3 million to $34.4 million. Printing revenue increased 6.3% in the first quarter of 2005 to $24.4 million from $23.0 million in the first quarter of 2004. Office products and office furniture revenue increased 58.4% in the first quarter of 2005 to $10.0 million from $6.3 million in the first quarter of 2004. The revenue increase for the office products and office furniture segment was attributable to an increase in furniture sales in 2005 due in part to the additional sales derived from the purchase of Syscan coupled with organic growth and additional office product sales resulting from the Syscan acquisition. The increase in printing sales was primarily due to additional sales derived from the Syscan acquisition.

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Cost of Sales

Total cost of sales increased 16.6% in the first quarter of 2005 to $24.9 million from $21.3 million in the first quarter of 2004. Printing cost of sales in the first quarter of 2005 increased $854,000 over the prior year and decreased as a percentage of printing sales from 74.0% in 2004 to 73.2% in 2005 primarily due to improved market pricing integrity. The printing gross margin dollar increase resulted from both increased sales volume and improved market pricing integrity. Office products and office furniture cost of sales increased 62.0% or approximately $2.7 million in 2005 to $7.0 million from $4.3 million in 2004 and increased as a percent of sales from 68.5% in 2004 to 70.0% in 2005. The increase in office products and office furniture cost of sales is attributable to the increase in sales. The increase in office products and office furniture cost of sales as a percent of sales is reflective of decreased margins due in part to wholesale pricing factors at Syscan for office supplies.

Operating Expenses

In the first quarter of 2005, selling, general and administrative expenses increased on a gross dollar basis to $9.0 million from $7.9 million in 2004, an increase of $1.1 million or 13.9%. As a percentage of sales the expenses decreased on a quarter to quarter basis in 2005 to 26.2% from 27.0% in 2004 of total sales.

The increase in selling, general and administrative expenses is primarily the result of additional costs incurred as a result of the acquisition of Syscan in September 2004.

Income from Operations and Other Income and Expenses

Income from operations increased in the first quarter of 2005 to $533,000 from $45,000 in the first quarter of 2004. This increase is the result of increased sales and gross profit, coupled with a decrease in selling, general and administrative expenses as a percent of sales. Other expense (net), increased approximately $48,000 from 2004 to 2005 primarily due to increases in interest expense resulting from higher outstanding borrowings and increased interest rates.

Income Taxes

The Company’s effective income tax rate was 43.2% for the first quarter of 2005 and 40.3% for the first quarter of 2004. The increase in income taxes as a percentage of income before taxes is primarily related to the nondeductibility of certain selling related expenses. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the first quarter of 2005 was $263,000 compared to net income of $14,000 in the first quarter of 2004. Basic and diluted earnings per share for the three months ended January 31, 2005 and 2004 were $0.03 and $0.00.

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

Seasonality

Historically, the Company has experienced a greater portion of its profitability in the second and fourth quarters than in the first and third quarters. The second quarter generally reflects in-creased orders for printing of corporate annual reports and proxy statements. A post-Labor Day increase in demand for printing services and office products coincides with the Company’s fourth quarter.

Liquidity and Capital Resources

Net cash provided by operations for the three months ended January 31, 2005, was $4.7 million compared to net cash provided by operations of $2.0 million during the same period in 2004. This change in net cash from operations is due primarily to timing changes in assets and liabilities, including an increase in accounts payable in 2005 compared to a decrease in accounts payable in 2004 and additional tax payments during the first quarter of 2004 compared to the first quarter of 2005.

Net cash used in investing activities for the three months ended January 31, 2005 was $725,000 compared to $1.0 million during the same period in 2004. The net cash used in investing activities during the first three months of 2005 primarily relates to equipment and vehicle purchases and for the first three months of 2004 primarily relates to equipment, vehicle purchases and building improvements.

Net cash used in financing activities for the three months ended January 31, 2005 was $1.4 million compared to $448,000 during the same period in 2004. This change is primarily due to net payments on the Company’s line of credit of $500,000 compared with net borrowings of approximately $300,000 in 2004 and a $172,000 increase in principal payments in 2005 on term debt.

The Company’s off balance sheet arrangements at January 31, 2005 relate to the Syscan acquisition and are associated with potential contingent purchase price consideration of $1.5 million payable in October 2006 and a put option from Williams Land Corporation to sell a building to the Company for $1.5 million. This option may be exercised no later than 60 days prior to the end of the lease and closing of said purchase cannot exceed 45 days from the end of the lease. The lease term concludes effective September 1, 2009.

Working capital on January 31, 2005 was $26.2 million, a decrease of $700,000 from October 31, 2004. Management believes that working capital and operating ratios remain at acceptable levels.

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

ITEM 4. Controls and Procedures

Company management, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15c as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There were no changes in internal controls over financial reporting during the last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 6. Exhibits
a)	Exhibits:

(31.1)	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Marshall T. Reynolds	Exhibit 31.1 Page Exhibit 31.1-p1
(31.2)	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Todd R. Fry	Exhibit 31.2 Page Exhibit 31.2-p1
(31.3)	Principal Operating Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Toney K. Adkins	Exhibit 31.3 Page Exhibit 31.3-p1
(32)	Marshall T. Reynolds, Todd R. Fry and Toney K. Adkins Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002	Exhibit 32 Page Exhibit 32-p1

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION INDUSTRIES, INC.

Date: March 11, 2005	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: March 11, 2005	/s/ Toney K. Adkins
Toney K. Adkins
President and Chief Operating Officer

Date: March 11, 2005	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer