Form 10-Q
period 2005-06-13
CHAMPION INDUSTRIES INC
filed 2005-06-13
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended April 30, 2005	Commission File No. 0-21084

Champion Industries, Inc.
(Exact name of Registrant as specified in its charter)

West Virginia	55-0717455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _____No ✓  ..

9,733,913 shares of common stock of the Registrant were outstanding at April 30, 2005.

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	April 30,	October 31,
	2005 (Unaudited)	2004 (Audited)
Current assets:
Cash and cash equivalents	$2,722,829	$1,745,457
Accounts receivable, net of allowance of $1,453,000 and $1,422,000	18,604,035	21,318,016
Inventories	10,859,367	11,269,514
Other current assets	1,184,752	973,832
Deferred income tax assets	1,175,756	1,144,943
Total current assets	34,546,739	36,451,762

Property and equipment, at cost:
Land	2,006,375	2,006,375
Buildings and improvements	8,415,312	8,253,573
Machinery and equipment	44,218,545	43,228,587
Equipment under capital leases	983,407	983,407
Furniture and fixtures	3,461,473	3,361,100
Vehicles	3,667,649	3,523,467
	62,752,761	61,356,509
Less accumulated depreciation	(43,031,528)	(41,020,327)
	19,721,233	20,336,182

Cash surrender value of officers’ life insurance	1,039,514	1,039,514
Goodwill	2,060,786	2,060,786
Other intangibles, net of accumulated amortization	3,641,093	3,812,051
Other assets	339,991	449,589
	7,081,384	7,361,940
Total assets	$61,349,356	$64,149,884

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	April 30,	October 31,
	2005 (Unaudited)	2004 (Audited)
Current liabilities:
Accounts payable	$2,762,524	$3,618,051
Accrued payroll	1,321,850	1,778,736
Taxes accrued and withheld	1,463,243	1,289,524
Accrued income taxes	72,716	135,556
Accrued expenses	1,694,611	1,028,246
Current portion of long-term debt:
Notes payable	1,586,951	1,555,911
Capital lease obligations	48,805	132,518
Total current liabilities	8,950,700	9,538,542

Long-term debt, net of current portion:
Notes payable, line of credit	1,800,000	2,300,000
Notes payable, term	5,154,080	5,940,323
Capital lease obligations	-	16,484
Other liabilities	415,831	428,366
Deferred income tax liability	4,285,496	4,375,357
Total liabilities	20,606,107	22,599,072

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,733,913 shares issued and outstanding	9,733,913	9,733,913
Additional paid-in capital	22,278,110	22,278,110
Retained earnings	8,731,226	9,538,789
Total shareholders’ equity	40,743,249	41,550,812
Total liabilities and shareholders’ equity	$61,349,356	$64,149,884

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Revenues:
Printing	$24,384,970	$24,137,454	$48,821,591	$47,135,346
Office products and office furniture	9,167,312	6,363,445	19,170,682	12,679,026
Total revenues	33,552,282	30,500,899	67,992,273	59,814,372

Cost of sales:
Printing	17,972,110	17,483,303	35,849,374	34,506,803
Office products and office furniture	6,269,754	4,129,793	13,274,017	8,453,894
Total cost of sales	24,241,864	21,613,096	49,123,391	42,960,697
Gross profit	9,310,418	8,887,803	18,868,882	16,853,675

Selling, general and administrative expenses	9,362,857	8,611,461	18,388,229	16,532,515
Income (loss) from operations	(52,439)	276,342	480,653	321,160

Other income (expense):
Interest income	4,574	1,180	9,640	2,798
Interest expense	(133,938)	(56,590)	(271,303)	(103,269)
Other	13,011	50,045	75,685	73,079
	(116,353)	(5,365)	(185,978)	(27,392)
Income (loss) before income taxes	(168,792)	270,977	294,675	293,768
Income tax (expense) benefit	71,493	(109,822)	(128,848)	(119,000)
Net income (loss)	$(97,299)	$161,155	$165,827	$174,768

Earnings (loss) per share
Basic	$(0.01)	$0.02	$0.02	$0.02
Diluted	$(0.01)	$0.02	$0.02	$0.02

Weighted average shares outstanding:
Basic	9,734,000	9,731,000	9,734,000	9,724,000
Diluted	9,734,000	9,864,000	9,803,000	9,845,000

Dividends per share	$0.05	$0.05	$0.10	$0.10

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
	2005	2004
Cash flows from operating activities:
Net income	$165,827	$174,768
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,359,886	2,123,338
Gain on sale of assets	(3,997)	(5,133)
Deferred income taxes	(120,674)	-
Increase in deferred compensation	3,575	5,362
Bad debt expense	296,381	216,181
Changes in assets and liabilities:
Accounts receivable	2,417,600	2,279,278
Inventories	410,147	639,593
Other current assets	(210,920)	(715,348)
Accounts payable	(855,526)	(829,645)
Accrued payroll	(456,886)	(407,059)
Taxes accrued and withheld	173,719	40,625
Accrued income taxes	(62,840)	(700,970)
Accrued expenses	666,365	(49,691)
Other liabilities	(16,110)	(4,686)
Net cash provided by operating activities	4,766,547	2,766,613

Cash flows from investing activities:
Purchases of property and equipment	(1,588,388)	(3,708,225)
Proceeds from sales of property and equipment	51,174	83,614
Decrease (increase) in other assets	76,830	(154,742)
Decrease in cash surrender value life insurance	-	32,661
Net cash used in investing activities	(1,460,384)	(3,746,692)

Cash flows from financing activities:
Borrowings on line of credit	2,217,000	2,745,000
Payments on line of credit	(2,717,000)	(1,436,688)
Proceeds from term debt and leases	-	1,000,000
Principal payments on long-term debt	(855,400)	(542,857)
Proceeds from exercise of stock options	-	56,063
Dividends paid	(973,391)	(972,389)
Net cash provided by (used in) financing activities	(2,328,791)	849,129
Net increase (decrease) in cash and cash equivalents	977,372	(130,950)
Cash and cash equivalents, beginning of period	1,745,457	2,171,713
Cash and cash equivalents, end of period	$2,722,829	$2,040,763

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

April 30, 2005

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

2. Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options was 0 and 69,000 shares for the three and six months ended April 30, 2005 and 133,000 and 121,000 shares for the three and six months ended April 30, 2004.  Due to the net loss incurred in the second quarter of 2005, no outstanding options were included in the earnings per share computation because they would automatically result in anti-dilution.

3. Inventories

Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

Inventories consisted of the following:

	April 30,	October 31,
	2005	2004
Printing:
Raw materials	$2,365,368	$2,326,821
Work in process	2,031,937	1,998,824
Finished goods	3,518,168	3,460,834
Office products and office furniture	2,943,894	3,483,035
	$10,859,367	$11,269,514

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

4. Long-Term Debt
Long-term debt consisted of the following:

	April 30,	October 31,
	2005	2004

Secured term note payable	$3,474,651	$3,920,000
Installment notes payable to banks	3,266,380	3,576,234
Capital lease obligations	48,805	149,002
	6,789,836	7,645,236
Less current portion	1,635,756	1,688,429
Long-term debt, net of current portion	$5,154,080	$5,956,807

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at the prime rate of interest. This line of credit expires in July 2006 and contains certain restrictive financial covenants. There was $1,800,000 and $2,300,000 outstanding under this facility at April 30, 2005 and October 31, 2004.

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in October 2005 and contains certain financial covenants. There were no borrowings outstanding under this facility at April 30, 2005.

There were no non-cash financing activities for the three and six months ended April 30, 2005 and 2004.

5. Shareholders’ Equity

The Company paid a dividend of five cents per share on March 28, 2005 to stockholders of record on March 11, 2005. Also, the Company declared a dividend of five cents per share to be paid on June 24, 2005 to stockholders of record on June 3, 2005.

6. Commitments and Contingencies

As reported in Form 8-K filed May 11, 2005, on May 6, 2005, the Company entered into an agreement to settle all claims in a Mississippi lawsuit asserting that the Company and its Dallas Printing Company, Inc. subsidiary had engaged in unfair competition and other wrongful acts in hiring certain employees of National Forms & Systems Group, Inc.

Following trial of this matter, titled National Forms & Systems Group, Inc. v. Timothy V. Ross; Todd Ross and Champion Industries, Inc.; and Timothy V. Ross v. National Forms & Systems Group, Inc. and Mickey McCardle; in the Circuit Court of the First Judicial District of Hinds County, Mississippi; Case No. 251-00-942-CIV, on February 16, 2002, a jury had awarded plaintiff $1,745,000 in actual damages and $750,000 in punitive damages. Additionally, the trial court had granted plaintiff $645,119 in attorney

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

fees and expenses, and ordered that interest on the amount of the jury award accrue from February 22, 2002.

The Company successfully appealed the jury award and attorney fee and expense award in both the Court of Appeals of the State of Mississippi and the Supreme Court of Mississippi, with the appellate courts’ rulings having the effect of reversing the jury’s award of damages and the trial court’s award of attorney fees and expenses, and granting a new trial on plaintiff’s claims.

Terms of the settlement call for all parties’ claims to be dismissed with prejudice, as fully compromised and released. The Company has paid plaintiff $440,000 cash and will forego collection of and release its $60,276 cost judgment awarded as a result of the reversal on appeal.

As of April 30, 2005 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2005	2006	2007	2008	2009	Residual	Total

Non-cancelable operating leases	$705,247	$1,231,948	$945,183	$701,474	$253,340	$-	$3,837,192
Revolving line of credit	-	1,800,000	-	-	-	-	1,800,000
Term debt	1,586,951	1,543,150	1,615,269	966,250	1,029,411	-	6,741,031
Obligations under capital leases	48,805	-	-	-	-	-	48,805
	$2,341,003	$4,575,098	$2,560,452	$1,667,724	$1,282,751	$-	$12,427,028

7. Accounting for Stock-Based Compensation

In December 2004, the SFAS issued SFAS No. 123R (revised 2004), “Share-Based Payment”. This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard for the Company is November 1, 2005.

The Company has elected to follow the intrinsic value method in accounting for its employee stock options. Accordingly, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, risk-free interest rates of 4.03%; dividend yields of 4.21%; volatility factors of the expected market price of the Company's common stock of 54.0%; and a weighted-average expected life of the option of 4 years.

The following pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is expensed in the year granted since the options vest immediately. The Company's pro forma information for the quarters and six months ended April 30 are as follows:

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004

Net income (loss), as reported	$(97,299)	$161,155	$165,827	$174,768
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	—	—	—	109,962

Pro forma net income (loss)	$(97,299)	$161,155	$165,827	$64,806

Earnings (loss) per share:
Basic, as reported	$(0.01)	$0.02	$0.02	$0.02
Basic, pro forma	(0.01)	0.02	0.02	0.01

Diluted, as reported	$(0.01)	$0.02	$0.02	$0.02
Diluted, pro forma	(0.01)	0.02	0.02	0.01

8. Acquisitions

On September 7, 2004 the Company acquired all the issued and outstanding capital stock of Syscan Corporation (“Syscan”), a West Virginia corporation, for a cash price of $3,500,000 and a contingent purchase price, dependent upon satisfaction of certain conditions, not to exceed the amount of $1,500,000.

The Williams Land Corporation has the option to put the 3000 Washington Street building, occupied by Syscan, to the Company for a price of $1.5 million and the Company has the option to purchase the building for $1.5 million at the conclusion of the five year lease term commencing September 1, 2009. This option may be exercised no later than 60 days prior to the end of the lease and closing of said purchase cannot exceed 45 days from the end of the lease.

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

The table below presents information about reported segments for the three and six months ended April 30:

		Office Products
2005 Quarter 2	Printing	& Furniture	Total

Revenues	$27,812,058	$11,276,457	$39,088,515
Elimination of intersegment revenue	(3,427,088)	(2,109,145)	(5,536,233)
Consolidated revenues	$24,384,970	$9,167,312	$33,552,282
Operating income (loss)	(241,860)	189,421	(52,439)
Depreciation & amortization	1,132,788	74,987	1,207,775
Capital expenditures	684,085	48,768	732,853
Identifiable assets	51,415,546	9,933,810	61,349,356
Goodwill	1,774,344	286,442	2,060,786
		Office Products
2004 Quarter 2	Printing	& Furniture	Total

Revenues	$27,068,780	$7,908,579	$34,977,359
Elimination of intersegment revenue	(2,931,326)	(1,545,134)	(4,476,460)
Consolidated revenues	$24,137,454	$6,363,445	$30,500,899
Operating income (loss)	297,582	(21,240)	276,342
Depreciation & amortization	1,089,450	58,762	1,148,212
Capital expenditures	2,689,128	9,839	2,698,967
Identifiable assets	48,131,179	9,415,490	57,546,669
Goodwill	1,774,344	286,442	2,060,786

		Office Products
2005 Year to date	Printing	& Furniture	Total

Revenues	$55,898,035	$22,807,226	$78,705,261
Elimination of intersegment revenue	(7,076,444)	(3,636,544)	(10,712,988)
Consolidated revenues	$48,821,591	$19,170,682	$67,992,273
Operating income	29,868	450,785	480,653
Depreciation & amortization	2,205,242	154,644	2,359,886
Capital expenditures	1,466,833	121,555	1,588,388
Identifiable assets	51,415,546	9,933,810	61,349,356
Goodwill	1,774,344	286,442	2,060,786

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)
		Office Products
2004 Year to date	Printing	& Furniture	Total

Revenues	$52,598,800	$15,598,533	$68,197,333
Elimination of intersegment revenue	(5,463,454)	(2,919,507)	(8,382,961)
Consolidated revenues	$47,135,346	$12,679,026	$59,814,372
Operating income (loss)	474,966	(153,806)	321,160
Depreciation & amortization	2,051,147	72,191	2,123,338
Capital expenditures	3,682,677	25,548	3,708,225
Identifiable assets	48,131,179	9,415,490	57,546,669
Goodwill	1,774,344	286,442	2,060,786

A reconciliation of total segment revenues and of total segment operating income to income before income taxes, for the three and six months ended April 30, 2005 and 2004, is as follows:

	Three months		Six months
	2005	2004	2005	2004
Revenues:
Total segment revenues	$39,088,515	$34,977,359	$78,705,261	$68,197,333
Elimination of intersegment revenue	(5,536,233)	(4,476,460)	(10,712,988)	(8,382,961)
Consolidated revenue	$33,552,282	$30,500,899	$67,992,273	$59,814,372

Operating income (loss):
Total segment operating income (loss)	$(52,439)	$276,342	$480,653	$321,160
Interest income	4,574	1,180	9,640	2,798
Interest expense	(133,938)	(56,590)	(271,303)	(103,269)
Other income	13,011	50,045	75,685	73,079
Consolidated income (loss) before income taxes	$(168,792)	$270,977	$294,675	$293,768

Identifiable assets:
Total segment identifiable assets	$61,349,356	$57,546,669	$61,349,356	$57,546,669
Elimination of intersegment assets	—	—	—	—
Total consolidated assets	$61,349,356	$57,546,669	$61,349,356	$57,546,669

Champion Industries, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Consolidated Statements of Operations as a percentage of total revenues.

	Percentage of Total Revenues
	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Revenues:
Printing	72.7%	79.1%	71.8%	78.8%
Office products and office furniture	27.3	20.9	28.2	21.2
Total revenues	100.0	100.0	100.0	100.0

Cost of sales:
Printing	53.6	57.3	52.7	57.7
Office products and office furniture	18.7	13.6	19.5	14.1
Total cost of sales	72.3	70.9	72.2	71.8
Gross profit	27.7	29.1	27.8	28.2
Selling, general and administrative expenses	27.9	28.2	27.1	27.6
Income (loss) from operations	(0.2)	0.9	0.7	0.6
Interest income	0.0	0.0	0.0	0.0
Interest (expense)	(0.4)	(0.2)	(0.4)	(0.2)
Other income	0.1	0.2	0.1	0.1
Income (loss) before taxes	(0.5)	0.9	0.4	0.5
Income tax (expense) benefit	0.2	(0.4)	(0.2)	(0.2)
Net income (loss)	(0.3)%	0.5%	0.2%	0.3%

Three Months Ended April 30, 2005 Compared to Three Months Ended April 30, 2004

Revenues

Total revenues increased 10.0% in the second quarter of 2005 compared to the same period in 2004 to $33.6 million from $30.5 million. Printing revenue increased 1.0% in the second quarter of 2005 to $24.4 million from $24.1 million in the second quarter of 2004. Office products and office furniture revenue increased 44.1% in the second quarter of 2005 to $9.2 million from $6.4 million in the second quarter of 2004. The increase in printing revenue was primarily due to additional sales derived from the Syscan acquisition offset by quarterly print sales reductions across several divisions. The revenue increase in the office products and office furniture division was primarily related to the Syscan acquisition coupled with increased furniture sales.

Cost of Sales

Total cost of sales increased 12.2% in the second quarter of 2005 to $24.2 million from $21.6 million in the second quarter of 2004. Printing cost of sales in the second quarter of 2005 increased $489,000 and increased as a percentage of printing sales from 72.4% in 2004 to 73.7% in 2005. The increase in printing costs as a percent of printing sales was primarily attributable to higher material and outside purchase costs as a percent of printing sales. Office products and office furniture cost of sales increased 51.8% or approximately $2.1 million in 2005 to $6.3 million from $4.1 million in 2004 and as a percent of sales increased to 68.4% in 2005 from 64.9% in 2004. The increase in office products and office furniture cost of sales is attributable to the higher sales discussed above. The increase in office products and office furniture cost of sales as a percent of sales is reflective of higher furniture costs as a percent of furniture sales and wholesale pricing factors at Syscan for office supplies.

Operating Expenses

In the second quarter of 2005, selling, general, and administrative expenses increased on a gross dollar basis to $9.4 million from $8.6 million in 2004, an increase of $751,000 or 8.7%.  Selling, general and administrative expenses as a percentage of sales decreased to 27.9% in 2005 from 28.2% in 2004 as a result of higher sales in 2005 over 2004.

The increase in selling, general and administrative expenses is primarily due to $777,000 of legal settlements, accruals and expenses including $440,000 to settle a lawsuit in Mississippi and additional costs incurred as a result of the acquisition of Syscan in September 2004.  In the second quarter of 2004 the Company incurred additional costs related to the consolidation of facilities, higher payroll costs to support sales initiatives, and increased professional fees for accounting and legal costs.

Income (loss) from Operations and Other Income and Expenses

Income (loss) from operations decreased 119.0% in the second quarter of 2005 to a loss of ($52,000) from income of $276,000 in the second quarter of 2004. This decrease is the result of increased selling, general and administrative expenses partially offset by increased gross profit contributions resulting from the sales increases discussed above.

Other expense increased $111,000 due primarily to a $77,000 increase in interest expense resulting from higher borrowings primarily related to the acquisition of Syscan in September 2004 coupled with an increase in interest rates.

Income Taxes

The Company’s effective income tax rate was 42.4% for the second quarter of 2005 and 40.5% for the second quarter of 2004. The increase in income taxes as a percentage of income before taxes is primarily related to the nondeductibility of certain selling related expenses. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and is partially impacted by the geographic profitability mix of our operations.

Net Income (loss)

Net income (loss) for the second quarter of 2005 was a loss of ($97,000) compared to net income of $161,000 in the second quarter of 2004. Basic and diluted earnings (loss) per share for the three months ended April 30, 2005 and 2004 were $(0.01) and $0.02.

Six Months Ended April 30, 2005 Compared to Six Months Ended April 30, 2004

Revenues

Total revenues increased 13.7% in the first six months of 2005 compared to the same period in 2004 to $68.0 million from $59.8 million. Printing revenue increased 3.6% in the six month period ended April 30, 2005 to $48.8 million from $47.1 million in the same period in 2004. Office products and office furniture revenue increased 51.2% in the six month period ended April 30, 2005 to $19.2 million from $12.7 million in the same period in 2004. The revenue increase for the office products and office furniture segment was attributable to an increase in furniture sales in 2005 due in part to the additional sales derived from the purchase of Syscan coupled with organic growth and additional office product sales resulting from the Syscan acquisition. The increase in printing sales was primarily due to additional sales derived from the Syscan acquisition offset by print sales reductions across several divisions.

Cost of Sales

Total cost of sales increased 14.3% in the six months ended April 30, 2005 to $49.1 million from $43.0 million in the six months ended April 30, 2004. Printing cost of sales increased 3.9% in the six months ended April 30, 2005 to $35.8 million from $34.5 million in the six months ended April 30, 2004. The increase in printing cost of sales was primarily due to the increase in printing sales noted above and gross margin compression resulting from increased labor costs related in part to the Syscan acquisition. Office products and office furniture cost of sales increased 57.0% in the six months ended April 30, 2005 to $13.3 million from $8.5 million in the six months ended April 30, 2004 and increased as a percent of sales from 66.7% in 2004 to 69.2% in 2005. The increase in office products and office furniture cost of sales is attributable to an increase in office products and office furniture sales. The increase in office products and office furniture cost of sales as a percent of sales is reflective of higher furniture costs as a percent of furniture sales and wholesale pricing factors at Syscan for office supplies.

Operating Expenses

During the six months ended April 30, 2005 compared to the same period in 2004, selling, general and administrative expenses decreased as a percentage of sales to 27.1% from 27.6%. Total selling, general and administrative expenses increased $1.9 million. The increase in selling, general and administrative expenses is primarily due to additional costs associated with the acquisition of Syscan in September 2004 and approximately $800,000 in legal related costs associated with various legal settlements, accruals, and expenses including a $440,000 settlement related to a Mississippi lawsuit.

Income from Operations and Other Income and Expenses

Income from operations increased 49.7% in the six month period ended April 30, 2005 to $481,000 from $321,000 in the same period of 2004. This increase is the result of increased gross profit contribution due to increased sales discussed above partially offset by increased selling, general and administrative expenses to support such sales growth coupled with approximately $800,000 in legal related costs on a year to date basis. Other expense increased $159,000 to $186,000 in 2005 from $27,000 in 2004, this increase is primarily due to a $168,000 increase in interest expense resulting from higher borrowings primarily related to the acquisition of Syscan in September 2004 coupled with an increase in interest rates.

Income Taxes

The Company’s effective income tax rate was 43.7% for the six months ended April 30, 2005, up from 40.5% in the same period of 2004. The increase in income taxes as a percentage of income before taxes is primarily related to the nondeductibility of certain selling related expenses. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and is partially impacted by the geographic profitability mix of our operations.

Net Income

Net income for the first six months of 2005 decreased 5.1% to $166,000 from $175,000 in the same period of 2004 due to the reasons discussed above. Basic and diluted earnings per share for the six months ended April 30, 2005 and 2004, were $0.02.

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

Liquidity and Capital Resources

Net cash provided by operations for the six months ended April 30, 2005, was $4.8 million compared to net cash provided by operations of $2.8 million during the same period in 2004. This change in net cash from operations is due primarily to timing changes in assets and liabilities including an increase in accrued expenses resulting from various legal related settlements, accruals and expenses. In addition, accrued income taxes reflected a reduction in the utilization of cash due to higher earnings for the fiscal year ended October 31, 2003 compared to 2004.

Net cash used in investing activities for the six months ended April 30, 2005 was $1.5 million compared to $3.7 million during the same period in 2004. The net cash used in investing activities during the first six months of 2005 primarily related to vehicle and equipment additions including pre-press expenditures at two of the Company’s sheetfed plants and print on demand expenditures. The 2004 expenditures primarily related to equipment purchases and expenditures for buildings and improvements including the purchase of new sheetfed presses.

Net cash used in financing activities for the six months ended April 30, 2005 was $2.3 million compared to net cash provided by financing activities of $849,000 during the same period in 2004. This change is primarily due to $1.8 million in net changes on the Company’s line of credit, and net payments on term debt of $855,000 in 2005 compared to net borrowings on term debt of $457,000 in 2004.

Working capital on April 30, 2005 was $25.6 million, a decrease of $1.3 million from October 31, 2004. Management believes that working capital and operating ratios remain at acceptable levels.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

As reported in Form 8-K filed May 11, 2005, on May 6, 2005, the Company entered into an agreement to settle all claims in a Mississippi lawsuit asserting that the Company and its Dallas Printing Company, Inc. subsidiary had engaged in unfair competition and other wrongful acts in hiring certain employees of National Forms & Systems Group, Inc.

Following trial of this matter, titled National Forms & Systems Group, Inc. v. Timothy V. Ross; Todd Ross and Champion Industries, Inc.; and Timothy V. Ross v. National Forms & Systems Group, Inc. and Mickey McCardle; in the Circuit Court of the First Judicial District of Hinds County, Mississippi; Case No. 251-00-942-CIV, on February 16, 2002, a jury had awarded plaintiff $1,745,000 in actual damages and $750,000 in punitive damages. Additionally, the trial court had granted plaintiff $645,119 in attorney fees and expenses, and ordered that interest on the amount of the jury award accrue from February 22, 2002.

The Company successfully appealed the jury award and attorney fee and expense award in both the Court of Appeals of the State of Mississippi and the Supreme Court of Mississippi, with the appellate courts’ rulings having the effect of reversing the jury’s award of damages and the trial court’s award of attorney fees and expenses, and granting a new trial on plaintiff’s claims.

Terms of the settlement call for all parties’ claims to be dismissed with prejudice, as fully compromised and released. The Company has paid plaintiff $440,000 cash and will forego collection of and release its $60,276 cost judgment awarded as a result of the reversal on appeal.

ITEM 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held March 21, 2005, the following matters were voted upon:

a)	Fixing the number of directors at seven (7) and election of the following nominees as directors, with votes “for” and “withheld,” as well as broker non-votes, as follows:
Director	Votes “For”	Votes “Withheld”	Broker Non-votes
Louis J. Akers	9,147,245	49,677	-0-
Philip E. Cline	9,137,272	59,650	-0-
Harley F. Mooney, Jr.	9,157,919	39,003	-0-
A. Michael Perry	9,158,094	38,828	-0-
Marshall T. Reynolds	9,154,994	41,928	-0-
Neal W. Scaggs	9,158,094	38,828	-0-
Glenn W. Wilcox, Sr.	9,158,094	38,828	-0-

Item 6. Exhibits

a) Exhibits:

(10.1)
Release of Claims and Settlement Agreement among the Company and National Forms and Systems Group, Inc. and others filed as Exhibit 10.1 to Form 8-K filed May 11, 2005 is incorporated herein by reference.

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

CHAMPION INDUSTRIES, INC.

Date: June 10, 2005	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: June 10, 2005	/s/ Toney K. Adkins
Toney K. Adkins
President and Chief Operating Officer

Date: June 10, 2005	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer