Form 10-Q
period 2005-09-08
CHAMPION INDUSTRIES INC
filed 2005-09-09
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-21084

Champion Industries, Inc.

(Exact name of Registrant as specified in its charter)

West Virginia	55-0717455

(State of Incorporation)	(I.R.S. Employer Identification No.)

2450-90 1st Avenue
P.O. Box 2968
Huntington, WV 25728

(Address of principal executive offices)(Zip Code)

(304) 528-2700

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes           No ✓     ..

9,733,913 shares of common stock of the Registrant were outstanding at July 31, 2005.

Champion Industries, Inc.

INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited)	3
Consolidated Statements of Income (Unaudited)	5
Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3a. Quantitative and Qualitative Disclosure About Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 6. Exhibits	20

Signatures	21

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	July 31,	October 31,
	2005 (unaudited)	2004 (audited)
Current assets:
Cash and cash equivalents	$2,681,076	$1,745,457
Accounts receivable, net of allowance of $1,456,000 and $1,422,000	18,316,652	21,318,016
Inventories	10,979,254	11,269,514
Other current assets	878,301	973,832
Deferred income tax assets	1,175,756	1,144,943
Total current assets	34,031,039	36,451,762

Property and equipment, at cost:
Land	2,006,375	2,006,375
Buildings and improvements	8,448,023	8,253,573
Machinery and equipment	45,121,701	43,228,587
Equipment under capital leases	426,732	983,407
Furniture and fixtures	3,478,868	3,361,100
Vehicles	3,654,090	3,523,467
	63,135,789	61,356,509
Less accumulated depreciation	(43,852,229)	(41,020,327)
	19,283,560	20,336,182

Cash surrender value of officers’ life insurance	1,039,514	1,039,514
Goodwill	2,060,786	2,060,786
Other intangibles, net of accumulated amortization	3,590,299	3,812,051
Other assets	301,347	449,589
	6,991,946	7,361,940
Total assets	$60,306,545	$64,149,884

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	July 31,	October 31,
	2005 (unaudited)	2004 (audited)
Current liabilities:
Accounts payable	$2,436,175	$3,618,051
Accrued payroll	1,369,486	1,778,736
Taxes accrued and withheld	1,825,891	1,289,524
Accrued income taxes	98,672	135,556
Accrued expenses	983,681	1,028,246
Current portion of long-term debt:
Notes payable	1,833,787	1,555,911
Capital lease obligations	24,552	132,518
Total current liabilities	8,572,244	9,538,542

Long-term debt, net of current portion:
Notes payable, line of credit	1,000,000	2,300,000
Notes payable, term	5,408,312	5,940,323
Capital lease obligations	-	16,484
Other liabilities	402,469	428,366
Deferred income tax liability	4,285,496	4,375,357
Total liabilities	19,668,521	22,599,072

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,733,913 shares issued and outstanding	9,733,913	9,733,913
Additional paid-in capital	22,278,110	22,278,110
Retained earnings	8,626,001	9,538,789
Total shareholders’ equity	40,638,024	41,550,812
Total liabilities and shareholders’ equity	$60,306,545	$64,149,884

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Revenues:
Printing	$23,769,526	$23,011,690	$72,591,117	$70,147,035
Office products and office furniture	8,485,145	7,086,529	27,655,827	19,765,555
Total revenues	32,254,671	30,098,219	100,246,944	89,912,590

Cost of sales:
Printing	17,072,434	16,913,725	52,921,808	51,420,528
Office products and office furniture	5,793,595	4,850,670	19,067,611	13,304,564
Total cost of sales	22,866,029	21,764,395	71,989,419	64,725,092
Gross profit	9,388,642	8,333,824	28,257,525	25,187,498

Selling, general and administrative expenses	8,568,008	8,247,988	26,956,237	24,780,503
Income from operations	820,634	85,836	1,301,288	406,995

Other income (expense):
Interest income	3,152	1,079	12,791	3,877
Interest expense	(149,488)	(78,462)	(420,791)	(181,729)
Other income (expense)	(7,203)	121,577	68,481	194,656
	(153,539)	44,194	(339,519)	16,804
Income before income taxes	667,095	130,030	961,769	423,799
Income taxes	(285,622)	(52,689)	(414,470)	(171,689)
Net income	$381,473	$77,341	$547,299	$252,110

Earnings per share:
Basic	$0.04	$0.01	$0.06	$0.03
Diluted	$0.04	$0.01	$0.06	$0.03

Weighted average shares outstanding:
Basic	9,734,000	9,734,000	9,734,000	9,727,000
Diluted	9,812,000	9,832,000	9,806,000	9,841,000

Dividends per share	$0.05	$0.05	$0.15	$0.15

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
	2005	2004
Cash flows from operating activities:
Net income	$547,299	$252,110
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,536,056	3,223,193
Gain on sale of assets	(11,406)	(102,925)
Deferred income tax	(120,674)
Increase in deferred compensation	5,362	8,042
Bad debt expense	394,160	317,539
Changes in assets and liabilities:
Accounts receivable	2,607,204	934,996
Inventories	290,260	489,091
Other current assets	95,531	(421,760)
Accounts payable	(1,181,876)	86,076
Accrued payroll	(409,250)	(49,915)
Taxes accrued and withheld	536,367	125,394
Accrued income taxes	(36,884)	(701,613)
Accrued expenses	(44,565)	79,308
Other liabilities	(31,259)	(5,638)
Net cash provided by operating activities	6,176,325	4,233,898

Cash flows from investing activities:
Purchases of property and equipment	(2,043,395)	(3,987,220)
Proceeds from sales of property	155,481	789,702
Businesses acquired, net of cash received	-	(346,556)
Goodwill and other intangibles	(34,685)	(227,161)
Change in other assets	97,590	(48,434)
Decrease in cash surrender value life insurance	-	32,661
Net cash used in investing activities	(1,825,009)	(3,787,008)

Cash flows from financing activities:
Borrowings on line of credit	5,024,000	4,205,000
Payments on line of credit	(6,324,000)	(2,936,668)
Proceeds from term debt and leases	605,000	1,000,000
Principal payments on long-term debt	(1,260,610)	(838,667)
Proceeds from exercise of stock options	-	56,063
Dividends paid	(1,460,087)	(1,459,086)
Net cash provided by (used in) financing activities	(3,415,697)	26,642
Net increase in cash and cash equivalents	935,619	473,532
Cash and cash equivalents, beginning of period	1,745,457	2,171,713
Cash and cash equivalents, end of period	$2,681,076	$2,645,245

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

July 31, 2005

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

2. Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options was 78,000 and 72,000 shares for the three and nine months ended July 31, 2005 and 98,000 and 113,000 shares for the three and nine months ended July 31, 2004.

3. Inventories

Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

Inventories consisted of the following:
	July 31,	October 31,
	2005	2004
Printing:
Raw materials	$2,406,024	$2,326,821
Work in process	2,066,862	1,998,824
Finished goods	3,578,638	3,460,834
Office products and office furniture	2,927,730	3,483,035
	$10,979,254	$11,269,514

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

4. Long-Term Debt
Long-term debt consisted of the following:
	July 31,	October 31,
	2005	2004

Secured term note payable to banks	$3,250,129	$3,920,000
Installment notes payable to banks	3,991,970	3,576,234
Capital lease obligations	24,552	149,002
	7,266,651	7,645,236
Less current portion	1,858,339	1,688,429
Long-term debt, net of current portion	$5,408,312	$5,956,807

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at the prime rate of interest. This line of credit expires in July 2008 and contains certain restrictive financial covenants. There was $1,000,000 and $2,300,000 outstanding under this facility at July 31, 2005 and October 31, 2004.

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in October 2005 and contains certain financial covenants. There were no borrowings outstanding under this facility at July 31, 2005 and October 31, 2004.

During the third quarter of 2005, the Company financed certain equipment with a term note for $605,095 at the Wall Street Journal prime rate.

The Company’s non-cash activities for the nine months ended July 31, 2005 and 2004 included vehicle purchases of approximately $277,000 and $0, which were financed by a bank.

5. Shareholders’ Equity
The Company paid a dividend of five cents per share on June 24, 2005 to stockholders of record on June 3, 2005. Also, the Company declared a dividend of five cents per share to be paid on September 21, 2005 to stockholders of record on September 2, 2005.

6. Commitments and Contingencies
As reported in Form 8-K filed May 11, 2005, on May 6, 2005, the Company entered into an agreement to settle all claims in a Mississippi lawsuit asserting that the Company and its Dallas Printing Company, Inc. subsidiary had engaged in unfair competition and other wrongful acts in hiring certain employees of National Forms & Systems Group, Inc.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

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

As of July 31, 2005, the Company had contractual obligations in the form of leases and debt as follows:
	Payments Due by Fiscal Year
Contractual Obligations	2005	2006	2007	2008	2009	Residual	Total

Non-cancelable operating leases	$353,777	$1,231,948	$945,183	$701,474	$253,340	$-	$3,485,722

Revolving line of credit	-	-	-	1,000,000	-	-	1,000,000

Term debt	487,633	1,796,424	1,790,394	1,705,549	445,910	1,016,189	7,242,099

Obligations under capital leases	24,552	-	-	-	-	-	24,552

	$865,962	$3,028,372	$2,735,577	$3,407,023	$699,250	$1,016,189	$11,752,373

7. Accounting for Stock-Based Compensation

In December 2004, the SFAS issued SFAS No. 123R (revised 2004), “Share-Based Payment”. This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation”, and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard is November 1, 2005.

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

The following pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is expensed in the year granted since the options vest immediately. The Company's pro forma information for the quarters and nine months ended July 31 are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004

Net income, as reported	$381,473	$77,341	$547,299	$252,110
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	—	—	—	109,962

Pro forma net income	$381,473	$77,341	$547,299	$142,148

Earnings per share:
Basic, as reported	$0.04	$0.01	$0.06	$0.03
Basic, pro forma	0.04	0.01	0.06	0.01

Diluted, as reported	$0.04	$0.01	$0.06	$0.03
Diluted, pro forma	0.04	0.01	0.06	0.01

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
The table below presents information about reported segments for the three and nine months ended July 31:
		Office Products
2005 Quarter 3	Printing	& Furniture	Total

Revenues	$27,073,545	$10,862,695	$37,936,240
Elimination of intersegment revenue	(3,304,019)	(2,377,550)	(5,681,569)
Consolidated revenues	$23,769,526	$8,485,145	$32,254,671
Operating income	708,280	112,354	820,634
Depreciation & amortization	1,096,947	79,223	1,176,170
Capital expenditures	720,282	11,750	732,032
Identifiable assets	50,579,411	9,727,134	60,306,545
Goodwill	1,774,344	286,442	2,060,786

		Office Products
2004 Quarter 3	Printing	& Furniture	Total

Revenues	$26,155,556	$8,540,074	$34,695,630
Elimination of intersegment revenue	(3,143,866)	(1,453,545)	(4,597,411)
Consolidated revenues	$23,011,690	$7,086,529	$30,098,219
Operating income (loss)	(47,535)	133,371	85,836
Depreciation & amortization	1,065,400	34,455	1,099,855
Capital expenditures	261,226	17,769	278,995
Identifiable assets	48,691,447	9,597,794	58,289,241
Goodwill	1,774,344	286,442	2,060,786

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

		Office Products
2005 Year to date	Printing	& Furniture	Total

Revenues	$82,971,580	$33,667,921	$116,639,501
Elimination of intersegment revenue	(10,380,463)	(6,012,094)	(16,392,557)
Consolidated revenues	$72,591,117	$27,655,827	$100,246,944
Operating income	738,149	563,139	1,301,288
Depreciation & amortization	3,302,189	233,867	3,536,056
Capital expenditures	2,187,115	133,305	2,320,420
Identifiable assets	50,579,411	9,727,134	60,306,545
Goodwill	1,774,344	286,442	2,060,786

		Office Products
2004 Year to date	Printing	& Furniture	Total

Revenues	$78,754,355	$24,138,607	$102,892,962
Elimination of intersegment revenue	(8,607,320)	(4,373,052)	(12,980,372)
Consolidated revenues	$70,147,035	$19,765,555	$89,912,590
Operating income (loss)	427,430	(20,435)	406,995
Depreciation & amortization	3,116,547	106,646	3,223,193
Capital expenditures	3,943,903	43,317	3,987,220
Identifiable assets	48,691,447	9,597,794	58,289,241
Goodwill	1,774,344	286,442	2,060,786

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited) (continued)

A reconciliation of total segment revenues and of total segment operating income to income before income taxes, for the three and nine months ended July 31, 2005 and 2004, is as follows:

	Three months		Nine months
	2005	2004	2005	2004
Revenues:
Total segment revenues	$37,936,240	$34,695,630	$116,639,501	$102,892,962
Elimination of intersegment revenue	(5,681,569)	(4,597,411)	(16,392,557)	(12,980,372)
Consolidated revenue	$32,254,671	$30,098,219	$100,246,944	$89,912,590

Operating income:
Total segment operating income	$820,634	$85,836	$1,301,288	$406,995
Interest income	3,152	1,079	12,791	3,877
Interest expense	(149,488)	(78,462)	(420,791)	(181,729)
Other income (expense)	(7,203)	121,577	68,481	194,656
Consolidated income before income taxes	$667,095	$130,030	$961,769	$423,799

Identifiable assets:
Total segment identifiable assets	$60,306,545	$58,289,241	$60,306,545	$58,289,241
Elimination of intersegment assets	—	—	—	—
Total consolidated assets	$60,306,545	$58,289,241	$60,306,545	$58,289,241

10. Subsequent Events
On September 6, 2005, the Company announced that its Consolidated Graphics New Orleans plant was closed as a result of Hurricane Katrina. However, while the Company’s Consolidated Graphics Baton Rouge location sustained both wind and water damage, it is fully functional and is operating. The Company is unable to estimate the economic impact of the hurricane on its Louisiana operations at this time.

Champion Industries, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
The following table sets forth, for the periods indicated, information derived from the Consolidated Income Statements as a percentage of total revenues.

	Percentage of Total Revenues
	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Revenues:
Printing	73.7%	76.5%	72.4%	78.0%
Office products and office furniture	26.3	23.5	27.6	22.0
Total revenues	100.0	100.0	100.0	100.0

Cost of sales:
Printing	52.9	56.2	52.8	57.2
Office products and office furniture	18.0	16.1	19.0	14.8
Total cost of sales	70.9	72.3	71.8	72.0
Gross profit	29.1	27.7	28.2	28.0
Selling, general and administrative expenses	26.6	27.4	26.9	27.5
Income from operations	2.5	0.3	1.3	0.5
Interest income	0.0	0.0	0.0	0.0
Interest (expense)	(0.4)	(0.3)	(0.4)	(0.2)
Other income	0.0	0.4	0.1	0.2
Income before taxes	2.1	0.4	1.0	0.5
Income tax expense	(0.9)	(0.1)	(0.4)	(0.2)
Net income	1.2%	0.3%	0.6%	0.3%

Three Months Ended July 31, 2005 Compared to Three Months Ended July 31, 2004

Revenues
Total revenues increased 7.2% in the third quarter of 2005 compared to the same period in 2004 from $30.1 million to $32.3 million. Printing revenue increased 3.3% in the third quarter of 2005 to $23.8 million from $23.0 million in the third quarter of 2004. Office products and office furniture revenue increased 19.7% in the third quarter of 2005 to $8.5 million from $7.1 million in the third quarter of 2004. The increase in printing revenue was primarily due to additional sales derived from the Syscan acquisition offset by quarterly print sales reductions across several divisions. The revenue increase in the office products and office furniture segment was primarily related to the Syscan acquisition partially offset by a reduction in core furniture sales.

Cost of Sales
Total cost of sales increased from $21.8 million for the third quarter of 2004 to $22.9 million in the third quarter of 2005. Printing cost of sales in the third quarter of 2005 increased $200,000 and decreased as a

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

percentage of printing sales from 73.5% in 2004 to 71.8% in 2005 primarily due to lower material and outside purchase costs as a percent of printing sales. Office products and office furniture cost of sales increased 19.4% or $900,000 in 2005 to $5.8 million from $4.9 million in 2004. As a percentage of office products and office furniture sales, cost of sales decreased to 68.3% in 2005 from 68.4% in 2004. The increase in office products and office furniture cost of sales is attributable to the higher sales discussed above.

Operating Expenses
In the third quarter of 2005, selling, general and administrative expenses increased on a gross dollar basis to $8.6 million from $8.2 million in 2004, an increase of $320,000 or 3.9%. Selling, general and administrative expenses as a percentage of sales decreased to 26.6% in 2005 from 27.4% in 2004.

The increase in selling, general and administrative expenses is primarily due to additional costs incurred as a result of the acquisition of Syscan in September 2004, partially offset by reduced selling, general and administrative expenses associated with the Company’s other divisions.

Income from Operations and Other Income and Expenses
Income from operations increased 856.1% in the third quarter of 2005 to $821,000 from $86,000 in the third quarter of 2004. This increase is primarily the result of increased sales and gross profit contribution dollars coupled with improved gross profit percent in both the printing and office products and office furniture segments, as well as decreased selling, general and administrative expenses as a percent of sales.

Other income/expense (net) changed $198,000 from income of $44,000 in 2004 to expense of ($154,000) in 2005. This change was the result of a gain on the sale of the Company’s Knoxville facility of approximately $100,000 recorded in 2004 and higher interest expense resulting from higher interest rates and outstanding borrowings in 2005.

Income Taxes
The Company’s effective income tax rate was 42.8% for the third quarter of 2005 and 40.5% for the third quarter of 2004. The increase in income taxes as a percentage of income before taxes is primarily related to the nondeductibility of certain selling related expenses. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and is partially impacted by the geographic profitability mix of our operations.

Net Income
Net income for the third quarter of 2005 increased 393.2% to $381,000 up from $77,000 in 2004. Basic and diluted earnings per share for the three months ended July 31, 2005 were $0.04 up from $0.01 in 2004.

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Nine Months Ended July 31, 2005 Compared to Nine Months Ended July 31, 2004

Revenues
Total revenues increased 11.5% in the first nine months of 2005 compared to the same period in 2004 to $100.2 million from $89.9 million. Printing revenue increased 3.5% in the nine month period ended July 31, 2005 to $72.6 million from $70.1 million in the same period in 2004. Office products and office furniture revenue increased 39.9% in the nine month period ended July 31, 2005 to $27.7 million from $19.8 million in the same period in 2004. The revenue increase for the office products and office furniture segment was attributable to an increase in furniture sales in 2005 due in part to the additional sales derived from the purchase of Syscan coupled with organic growth and additional office product sales resulting from the Syscan acquisition. The increase in printing sales was primarily due to additional sales derived from the Syscan acquisition offset by print sales reductions across several divisions.

Cost of Sales
Total cost of sales increased 11.2% in the nine months ended July 31, 2005 to $72.0 million from $64.7 million in the nine months ended July 31, 2004. Printing cost of sales increased 2.9% in the nine months ended July 31, 2005 to $52.9 million from $51.4 million in the nine months ended July 31, 2004 and decreased as a percent of printing sales to 72.9% in 2005 from 73.3% in 2004 due primarily to increased sales coupled with an improvement in gross margin. Office products and office furniture cost of sales increased 43.3% in the nine months ended July 31, 2005 to $19.1 million from $13.3 million in the nine months ended July 31, 2004 and increased as a percent of office products and office furniture sales to 68.9% from 67.3%. The increase in office products and office furniture cost of sales is attributable to an increase in office products and office furniture sales. The increase in office products and office furniture cost of sales as a percent of sales is reflective of higher furniture costs as a percent of furniture sales and wholesale pricing factors at Syscan for office supplies.

Operating Expenses
During the nine months ended July 31, 2005 compared to the same period in 2004, selling, general and administrative expenses decreased as a percentage of sales to 26.9% from 27.5%. Total selling, general and administrative expenses increased $2.2 million. The increase in selling, general and administrative expenses is primarily due to additional costs associated with the acquisition of Syscan in September 2004 and approximately $800,000 in legal related costs associated with various legal settlements, accruals and expenses, including a $440,000 settlement related to a Mississippi lawsuit.

Income from Operations and Other Income and Expenses
Income from operations increased 219.7% in the nine month period ended July 31, 2005 to $1.3 million from $400,000 in the same period of 2004. This increase is primarily the result of increased sales and gross profit contribution dollars coupled with improved gross profit percent in total and in the printing segment as well as decreased selling, general and administrative expenses as a percent of sales. Other income (expense) changed approximately $356,000 from income of $17,000 to an expense of ($340,000) primarily due to a $239,000 increase in interest expense resulting from higher borrowings

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

primarily related to the acquisition of Syscan in September 2004 coupled with an increase in interest rates and gains on sale of property in 2004.

Income Taxes
The Company’s effective income tax rate was 43.1% for the nine months ended July 31, 2005, up from 40.5% in the same period of 2004. The increase in income taxes as a percentage of income before taxes is primarily related to the nondeductibility of certain selling related expenses. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and is partially impacted by the geographic profitability mix of our operations.

Net Income
Net income for the first nine months of 2005 increased 117.1% to $547,000 from $252,000 in the same period of 2004 due to the reasons discussed above. Basic and diluted earnings per share for the nine months ended July 31, 2005 and 2004, were $0.06 and $0.03.

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

Liquidity and Capital Resources
Net cash provided by operations for the nine months ended July 31, 2005, was $6.2 million compared to $4.2 million during the same period in 2004. This increase primarily relates to timing changes in assets and liabilities, increased depreciation expense and higher net income.

Net cash used in investing activities for the nine months ended July 31, 2005 was $1.8 million compared to $3.8 million during the same period in 2004. The net cash used in investing activities during the first nine months of 2005 primarily related to vehicle and equipment additions, including pre-press expenditures at three of the Company’s sheetfed plants and print on demand expenditures. The 2004 expenditures are primarily related to equipment purchases and expenditures for building improvements and expansion including the purchase of new sheetfed presses, partially offset by the sales of buildings in Knoxville, Tennessee and Baton Rouge, Louisiana.

Net cash used in financing activities for the nine months ended July 31, 2005 was $3.4 million compared to net cash provided by financing activities of $27,000 during the same period in 2004. This change is attributable to net payments on the Company’s lines of credit versus net borrowings in 2004, a reduction

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

in proceeds from term debt and an increase in principal payments of term debt. The increase in principal payments of term debt is primarily related to increased indebtedness associated with the acquisition of Syscan in September 2004.

The Company’s off balance sheet arrangements at July 31, 2005 relate to the Syscan acquisition and are associated with potential contingent purchase price consideration of $1.5 million payable in October 2006 and a put option from Williams Land Corporation to sell a building to the Company for $1.5 million. This option may be exercised no later than 60 days prior to the end of the lease and closing of said purchase cannot exceed 45 days from the end of the lease. The lease term concludes effective September 1, 2009.

Working capital on July 31, 2005 was $25.5 million, a decrease of $1.5 million from October 31, 2004. Management believes that working capital and operating ratios remain at acceptable levels.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

a) Exhibits:

10.1
$605,095 term note together with commercial security agreement and cross-collateralization and cross-default agreement between Champion Industries, Inc. and First Century Bank dated as of July 25, 2005

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Marshall T. Reynolds

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Todd R. Fry

31.3	Principal Operating Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Toney K. Adkins

32	Marshall T. Reynolds, Todd R. Fry and Toney K. Adkins Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION INDUSTRIES, INC.

Date: September 9, 2005	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: September 9, 2005	/s/ Toney K. Adkins
Toney K. Adkins
President and Chief Operating Officer

Date: September 9, 2005	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer