Form 10-K
period 2005-10-31
CHAMPION INDUSTRIES INC
filed 2006-01-27
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒

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
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of April 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $18,109,518 based on the closing price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

The aggregate market value of the voting stock of the registrant held by non-affiliates as of January 6, 2006, was $19,697,365 of Common Stock, $1.00 par value. The outstanding common stock of the Registrant at the close of business on January 6, 2006 consisted of 9,745,913 shares of Common Stock, $1.00 par value.

Total number of pages including cover page 95.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registration statement on Form S-2/A No. 333-47585, filed on March 16, 1998, are incorporated by reference into Part IV, Item 15. Portions of the Registrant’s definitive proxy statement dated February 20, 2006 with respect to its Annual Meeting of Shareholders to be held on March 20, 2006 are incorporated by reference into Part III, Items 10-13. Exhibit Index located in Part IV Item 15.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report or in documents incorporated herein by reference, including without limitation statements including the word “believes,” “anticipates,” “intends,” “expects” or words of similar import, constitute “forward-looking statements” within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions, general economic and business conditions in the Company’s market areas affected by Hurricane Katrina, changes in business strategy or development plans and other factors referenced in this Annual Report, including without limitations under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

The Bourque Printing division (“Bourque” or “Consolidated Graphics - Baton Rouge”) commenced operations in June 1993, upon the acquisition of Bourque Printing, Inc. in Baton Rouge, Louisiana. This location includes a pre-press department, computerized composition facilities, a pressroom with up to 4-color presses and a bindery department, as well as sales and customer service operations. Bourque was expanded through the acquisition of Strother Forms/Printing in Baton Rouge in 1993, through the acquisition of the assets of E. S. Upton Printing Company, Inc. (“Upton” or Consolidated Graphics New Orleans”) in New Orleans in 1996 and through the acquisition of Transdata Systems, Inc. in Baton Rouge and New Orleans in 2001. The Upton production operations were relocated to Baton Rouge in the fourth quarter of 2005 as a result of Hurricane Katrina. However, the sales and customer service staff continue to operate in New Orleans.

The Dallas Printing division (“Dallas” or “Champion Jackson”) commenced operations in September 1993, upon the acquisition of Dallas Printing Company, Inc. in Jackson, Mississippi. This location includes a pre-press department, computerized composition facilities, as well as sales and customer service operations. The operations of Dallas were moved to Baton Rouge, Louisiana in August 2005 and consolidated into an existing facility.

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

On August 30, 1994, Dallas acquired certain assets of Premier Printing Company, Inc. (“Premier Printing”) of Jackson, Mississippi. This operation was moved to Baton Rouge, Louisiana with the Dallas relocation.

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

On November 13, 1995, the Company acquired Donihe Graphics, Inc. (“Donihe”), a high-volume color printer based in Kingsport, Tennessee.

On July 1, 1996, the Company acquired Smith & Butterfield Co., Inc. (“Smith & Butterfield”), an office products company located in Evansville, Indiana and Owensboro, Kentucky. Smith & Butterfield is operated as a division of Stationers, Inc.

On August 21, 1996, the Company purchased the assets of The Merten Company (“Merten”), a commercial printer headquartered in Cincinnati, Ohio.

On December 31, 1996, the Company acquired all outstanding capital stock of Interform Corporation (“Interform”), a business form manufacturer in Bridgeville, Pennsylvania.

On May 21, 1997, the Company acquired all outstanding common shares of Blue Ridge Printing Co., Inc. of Asheville, North Carolina and Knoxville, Tennessee (“Blue Ridge”). During the second quarter of 2004, the Blue Ridge Knoxville plant was consolidated into the Asheville plant. The Company continues to maintain a sales office in Knoxville.

On February 2, 1998, the Company acquired all outstanding common shares of Rose City Press (“Rose City”) of Charleston, West Virginia.

On May 18, 1998, the Company acquired all outstanding common shares of Capitol Business Equipment, Inc. (“Capitol”), doing business as Capitol Business Interiors, of Charleston, West Virginia.

On May 29, 1998, the Company acquired all outstanding common shares of Thompson’s of Morgantown, Inc. and Thompson’s of Barbour County, Inc. (collectively, “Thompson’s” or “Champion Morgantown”) of Morgantown, West Virginia.

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

On November 30, 1999, the Company acquired all of the issued and outstanding common stock of Diez Business Machines (“Diez”) of Gonzales, Louisiana. Diez was operated as a subsidiary of Stationers until 2004 when it was relocated to the Bourque facility in Baton Rouge, Louisiana.

On November 6, 2000, the Company acquired certain assets of the Huntington, West Virginia paper distribution division of the Cincinnati Cordage Paper Company (“Cordage”). On April 30, 2001, the Company entered into a strategic alliance with Xpedx resulting in the assumption by Xpedx of the Cordage customer list and the sale of certain inventory items.

On October 10, 2001, the Company acquired Transdata Systems, Inc. (“Transdata”) of Baton Rouge and New Orleans, Louisiana. In 2004, Transdata was relocated to existing facilities in New Orleans and Baton Rouge. In 2005, Transdata New Orleans operations were relocated to Baton Rouge.

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

The Company's printing services range from the simplest to the most complex jobs, including business cards, books, tags, brochures, posters, 4- to 6-color process printing and multi-part, continuous and snap-out business forms. The Company's state-of-the-art equipment enables it to provide computerized composition, art design, paste-up, stripping, film assembly and color scanner separations. Included within our print segment are fulfillment services to our customers which encompasses warehousing, distribution, and reporting services. The Company also offers complete bindery and letterpress services. The printing operations contributed $98.5 million, $95.3 million and $96.5 million or 73.0%, 76.6% and 79.0% of the Company's total revenues for the fiscal years ended October 31, 2005, 2004 and 2003.

The Company provides a full range of office products and office furniture primarily in the budget and middle price ranges, and also offers office design services. The Company publishes a catalog of high volume, frequently ordered items purchased directly from manufacturers. These catalog sales account for the bulk of sales volume and afford sales personnel flexibility in product selection and pricing. Medium to large volume customers are offered levels of pricing discounts. In addition, the Company offers a broad line of general office products through major wholesalers' national catalogs. The Company has implemented Internet e-commerce sites, which allow customers to order office products, furniture and forms online. The e-commerce sites include the office products and office furniture catalog, which is customized specifically for each customer requesting Internet e-commerce access. In addition, the Company offers customized on-line forms management solutions through www.cgc1.com. The Company believes that its e-commerce sites will allow customers to access data concerning their company’s purchase habits so as to better control expenditures for office products and business forms and eliminate large in-house inventories. The Company is a member of a major office products purchasing organization. Members benefit from volume discounts, which permit them to offer competitive prices and improve margins. The Company's office furniture business focuses on the budget to middle price range lines, although upscale lines are offered as well. Office products, office furniture and office design operations contributed $36.5 million, $29.1 million and $25.6 million, or 27.0%, 23.4% and 21.0% of the Company's total revenues for the fiscal years ended October 31, 2005, 2004 and 2003.

ORGANIZATION

Champion’s two lines of business are comprised of seventeen operating divisions. The Huntington headquarters provides centralized financial management and administrative services to each of its two business segments.

Commercial Printing

Eight commercial printing divisions are located in Huntington, Charleston and Parkersburg, West Virginia; Lexington, Kentucky; Baton Rouge, Louisiana; Cincinnati, Ohio; Kingsport, Tennessee; and Asheville, North Carolina. Each has a sales force, a customer service operation and a pre-press department that serve the customers in their respective geographic areas. Although each customer's interface is solely with its local division's personnel, its printing job may be produced in another division using the equipment most suited to the quality and volume requirements of the job. In this way, for example, Champion can effectively compete for high quality process color jobs in Lexington by selling in Lexington, printing in Cincinnati and binding in Huntington. The full range of printing resources is available to customers in the entire market area without Champion having to duplicate equipment in each area.

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

Syscan headquartered in Charleston, West Virginia operates as a full line printing, printing services distributor and office products and office furniture distributor. Syscan offers complete print management, fulfillment, mail, digital print, office furniture and print and office products B2B e-commerce solutions. The Syscan operation was consolidated into the Chapman Printing Charleston division effective November 1, 2005.

Office Products, Office Furniture and Office Design

Stationers, located in Huntington, Clarksburg (doing business as “Champion Clarksburg”), Morgantown (through its Chapman Printing Morgantown division) and Parkersburg, West Virginia (doing business as “Garrison Brewer”), provides office products and office furniture primarily to customers in the Company's West Virginia, Ohio and Kentucky market areas. Products are sold by printing division salespeople and delivered in bulk daily to each division, or shipped directly to customers.

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

Division	Sales & Customer Service	Pre-Press	Sheet Printing	Rotary Printing	Full Color	High Volume Full Color	Mailing Center

Huntington	*	*	*	*
Charleston	*	*	*				*
Parkersburg	*	*	*		*
Lexington	*	*
Consolidated Graphics (Baton Rouge)	*	*	*		*
Consolidated Graphics (New Orleans)	*
Carolina Cut Sheets, Inc.	*
U.S. Tag & Ticket Company, Inc.	*	*		*
Donihe Graphics, Inc.	*	*	*	*	*	*
The Merten Company	*	*	*		*
Interform Corporation	*	*		*	*
Consolidated Graphic Communications	*	*
Blue Ridge Printing Co., Inc.	*	*	*		*

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

MANUFACTURING AND DISTRIBUTION

The Company's pre-press facilities have desktop publishing, typesetting, laser imagesetting and scanning/retouching equipment, as well as, complete layout, design, stripping and plate processing operations. Sheet printing equipment (for printing onto pre-cut, individual sheets) includes single color duplicators, single to six color presses and envelope presses. Rotary equipment (for printing onto continuous rolls of paper) includes multi-color business form web presses, carbon and multi-part collators, and a high-speed 5-color half-web press.

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

The Company's inventory goal is to have approximately 85% of the office product items the Company sells in stock. Another 12% are ordered on a daily basis and received overnight. The remaining 3% are items that come direct from manufacturers and may take one week or more from placement of order to delivery to customer. Office furniture sales for mid-line and budget are made primarily from the Company's in-house stock. However, special orders from manufacturers and project furniture may require 30 to 90 days for delivery.

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

During the fiscal year ended October 31, 2005, no single customer accounted for more than 3% of the Company’s total revenues. During fiscal years ended October 31, 2004 and 2003, no single customer accounted for more than 2% of the Company's total revenues.  Due to the project-oriented nature of customers' printing requirements, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects.

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

On August 29, 2005, Hurricane Katrina made landfall and subsequently caused extensive flooding and destruction along the coastal areas of the Gulf of Mexico, including New Orleans and other communities in Louisiana and Mississippi in which Champion conducts business. Operations in many of the Company’s markets were disrupted by both the evacuation of large portions of the population as well as damage and/or lack of access to the Company’s operating facility in New Orleans. The Company’s production operations were relocated from the New Orleans facility to the Baton Rouge facility in the fourth quarter of 2005.

The Company has filed insurance claims related to both actual and contingent losses. However, the Company to date has received no insurance funds or any indication of the amount the insurance companies are willing to pay related to such claims. Therefore, the Company has recorded no insurance related receivables.

As a result of Hurricane Katrina, the Company incurred charges of approximately $1.0 million during the fourth quarter of 2005. These charges were primarily a result of facilities related costs, equipment costs, operational costs from lost business and uncollectible receivables, personnel costs, inventory related costs and relocation related costs as a result of the Hurricane.

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

EMPLOYEES

On October 31, 2005, the Company had approximately 750 employees.

The Company's subsidiary, Interform Corporation, is party to a collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC on behalf of its Local Union 8263 covering all production and maintenance employees (totaling 77 employees at October 31, 2005) at its Bridgeville, Pennsylvania facility. This contract expires May 31, 2006. The Company believes relations with the union and covered employees are good.

EXECUTIVE OFFICERS OF CHAMPION
		Position and offices with Champion;

Name	Age	Principal occupation or employment last five years
Marshall T. Reynolds	69
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

Toney K. Adkins	56
President and Chief Operating Officer of the Company since January 2005; Vice President-Administration of the Company from November 1995 to January 2005; President, KYOWVA Corrugated Container Company, Inc. from 1991 to 1996.

J. Mac Aldridge	64
 Senior Vice President of the Company and Division Manager - Stationers since January 2005; Vice President and Division Manager - Stationers from December 1992 to January 2005; Vice President of Company and Division Manager - Huntington from September 1995 to October 1997; President and General Manager of Stationers since November 1989; Sales Representative of Huntington Division of Harrah and Reynolds from July 1983 to October 1989.

Gary A. Blackshire	53	Vice President of the Company since December 1992; Division Manager - Merten September 1998 to April 2001; Division Manager - Charleston

December 1992 to April 2001; Division Manager - Charleston of Harrah and Reynolds from April 1992 to December 1992; Sales Representative of Charleston Division of Harrah and Reynolds from 1975 until April 1992.

R. Douglas McElwain	58
Senior Vice President and Division Manager - Consolidated Graphics Division of the Company since January 2005; Vice President and Division Manager - Bourque Printing division of the Company from December 1993 to January 2005; General Manager of Bourque Printing from June 1993 to December 1993; Sales Representative of Charleston Division of Harrah and Reynolds and Company from 1986 until June 1993.

Todd R. Fry	40
Senior Vice President and Chief Financial Officer of the Company since January 2005; Vice President and Chief Financial Officer of the Company from November 1999 to January 2005; Treasurer and Chief Financial Officer of Broughton Foods Company from September 1997 to June 1999; Coopers & Lybrand L.L.P. from 1991 to September 1997.

Walter R. Sansom	76	Secretary of the Company since December 1992; Production Coordinator of the Company since December 1992 and of Harrah and Reynolds from August 1968 to December 1992.
James A. Rhodes	49
Senior Vice President of the Company since January 2005; Vice President of the Company from March 1999 to January 2005; President of Interform since October 2004; President of Consolidated Graphic Communications Division of Interform since February 1999; Vice President of Sales of Consolidated Graphic Communications from 1996 to 1999; General Sales Manager - Eastern Division of Consolidated Graphic Communications from 1995 to 1996.

William G. Williams, Jr.	49	Senior Vice President of the Company since January 2005; Vice President of the Company from September 2004 to January 2005; President of Syscan Corporation since December 1984.

ITEM 2 - PROPERTIES

           The Company conducts its operations primarily from twenty (20) different physical locations, fourteen (14) of which are leased and six (6) of which are owned in fee simple by Company subsidiaries.  The Company also owns two facilities of which the operations have been consolidated into other Champion facilities.  The Company also leases other facilities primarily as sales and customer service locations, these operations and locations are not included as core operating facilities.  The Company does not anticipate any issues in regards to the renewal of certain leases when the terms expire.  The properties leased and certain of the lease terms are set forth below and may be subject to periodic adjustments based on the consumer price index:
Property	Division Occupying Property	Square Feet	Annual Rental	Expiration Of Term
2450 1st Avenue Huntington, West Virginia (1)	Chapman Printing- Huntington	85,000	$116,400	2008
1945 5th Avenue Huntington, West Virginia (1)	Stationers	37,025	30,000	2007
615-619 4th Avenue Huntington, West Virginia (1)	Stationers	59,641	21,600	2008
405 Ann Street Parkersburg, West Virginia (1)	Chapman Printing - Parkersburg	36,614	57,600	2008
890 Russell Cave Road Lexington, Kentucky (1)	Chapman Printing - Lexington	20,135	57,600	2007
2800 Lynch Road Evansville, Indiana (1)	Smith & Butterfield	42,375	121,640	2009
1901 Mayview Road Bridgeville, Pennsylvania (1)	Interform Corporation	120,000	293,503	2008
736 Carondelet Street New Orleans, Louisiana (4)	Upton Printing	15,000	72,120	2008
1515 Central Parkway Cincinnati, Ohio (1)	The Merten Company	40,000	102,060	2006
1214 Main Street Wheeling, West Virginia	CBI - Wheeling	22,000	36,000	2009
3000 Washington St. Charleston, West Virginia (2)	Chapman Printing-Charleston	37,710	150,840	2009
2800 Seventh Avenue Charleston, West Virginia (3)	Chapman Printing-Charleston	5,000	20,000	2006
951 Point Marion Rd. Morgantown, West Virginia	Chapman Printing-Charleston	5,850	42,000	2010

Kirk and Chestnut Streets Morgantown, West Virginia	Chapman Printing-Charleston	6,000	5,400	Monthly

(1)  Lease is “triple net”, whereby the Company pays for all utilities, insurance, taxes, repairs and maintenance and all other costs associated with properties.

(2)  Champion has an option to purchase building at end of lease term and Williams Land Corporation has an option to put the building to Champion at end of lease term.

(3)  The Company has contractually committed to rent 5,000 square feet of 2800 Seventh Avenue for one year.

(4)  The Upton productions operations were relocated to Baton Rouge in the fourth quarter of  2005 as a result of Hurricane Katrina.  However, the sales and customer service staff continues to operate in New Orleans.  The annual rent excludes a credit for roof repairs paid by Upton of approximately $1,478 per month for 57 months.

The Dallas Printing subsidiary owns, and previously operated from, a single-story masonry structure of approximately 19,600 square feet at 321-323 East Hamilton Street, Jackson, Mississippi. This building was vacated during the fourth quarter of 2005. The Company is currently evaluating its options regarding this facility.

The Chapman Printing Charleston operation previously conducted business from a single story masonry building of approximately 21,360 square feet owned by the Company at 1563 Hansford Street, Charleston, West Virginia. This building was vacated during the second quarter of 2005. The Company is currently evaluating its facility needs in Charleston and the future use, if any, of this building. The Company also owns a structure in Charleston, WV that was purchased as a result of the Syscan acquisition. This building is located at 811 Virginia Street West and is a three-story block building.

The Bourque Printing subsidiary owns, and operates from, a single-story building of approximately 42,693 square feet at 10848 Airline Highway, Baton Rouge, Louisiana. The Company also owns a warehouse and storage facility of approximately 18,501 square feet at 13112 South Choctaw Drive, Baton Rouge, Louisiana.

Stationers' Clarksburg operation is conducted from a single-story masonry building of approximately 20,800 square feet owned by the Company at 700 N. Fourth Street, Clarksburg, West Virginia.

Donihe owns, and operates from, a single-story steel building of approximately 38,500 square feet situated on roughly 14.5 acres at 766 Brookside Drive, Kingsport, Tennessee.

Blue Ridge owns, and operates from, (i) a two-story masonry and steel building of approximately 28,000 square feet and a contiguous 1,692 square foot former residential structure at 544 and 560 Haywood Road, Asheville, North Carolina.

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

As reported in Form 8-K filed May 6, 2005, the Company entered into an agreement to settle all claims in a Mississippi lawsuit asserting that the Company and its Dallas Printing Company, Inc. subsidiary had engaged in unfair competition and other wrongful acts in hiring certain employees of National Forms & Systems Group, Inc.

Following trial of this matter, titled National Forms & Systems Group Inc. v. Timothy V. Ross; Todd Ross and Champion Industries, Inc.; and Timothy V. Ross v. National Forms & Systems Group, Inc. and Mickey McCardle; in the Circuit Court of the First Judicial District of Hinds County, Mississippi; Case No. 251-00-942-CIV, on February 16, 2002, a jury had awarded plaintiff $1,745,000 in actual damages and $750,000 in punitive damages. Additionally, the trial court had granted plaintiff $645,119 in attorney fees and expenses, and ordered that interest on the amount of the jury award accrue from February 22, 2002.

The Company successfully appealed the jury award and attorney fee and expense award in both the Court of Appeals of the State of Mississippi and the Supreme Court of Mississippi, with the appellate courts’ rulings having the effect of reversing the jury’s award of damages and the trial court’s award of attorney fees and expenses, and granting a new trial on plaintiff’s claims.

Pursuant to the settlement, all parties’ claims were dismissed with prejudice, as fully compromised and released. The Company has paid plaintiff $440,000 cash and will forego collection of and released its $60,276 cost judgment awarded as a result of the reversal on appeal.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Fiscal Year 2005		Fiscal Year 2004
	High	Low	High	Low
First quarter	$ 3.89	$ 3.47	$ 4.94	$ 4.11
Second quarter	4.38	3.85	5.40	4.46
Third quarter	4.35	3.85	4.70	3.94
Fourth quarter	4.48	4.12	4.12	3.50

At the close of business on January 4, 2006, there were 461 shareholders of record of Champion common stock. The shareholders of record are determined by the Company’s transfer agent.

The following table sets forth the quarterly dividends per share declared on Champion common stock.
	Fiscal Year 2006	Fiscal Year 2005	Fiscal Year 2004
First quarter	$0.05	$0.05	$0.05
Second quarter	-	0.05	0.05
Third quarter	-	0.05	0.05
Fourth quarter	-	0.05	0.05

ITEM 6 - SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for each of the five years in the period ended October 31, 2005 have been derived from the Audited Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with the Audited Consolidated Financial Statements, related notes, and the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.

	Year Ended October 31,
	2005 (2)	2004	2003	2002	2001 (1)
	(In thousands, except share and per share data)
OPERATING STATEMENT DATA:
Revenues:
Printing	$98,458	$95,325	$96,537	$95,194	$98,146
Office products and office furniture	36,467	29,077	25,646	27,690	26,998
Total revenues	134,925	124,402	122,183	122,884	125,144

Cost of sales:
Printing	70,978	69,746	69,889	68,337	71,390
Office products and office furniture	25,694	20,260	17,963	19,855	18,958
Total cost of sales	96,672	90,006	87,852	88,192	90,348

Gross profit	38,253	34,396	34,331	34,692	34,796
Selling, general and administrative expense	34,797	33,058	31,175	30,619	31,929
Hurricane and relocation costs	1,021	-	-	-	-
Restructuring costs	-	-	-	-	2,052
Asset impairment costs	-	-	-	-	3,061

Income (loss) from operations	2,435	1,338	3,156	4,073	(2,246)

Interest income	18	7	4	14	64
Interest expense	(610)	(301)	(167)	(386)	(891)
Other income	120	288	10	73	528

Income (loss) before income taxes	1,963	1,332	3,003	3,774	(2,545)

Income tax (expense) benefit	(846)	(582)	(1,235)	(1,566)	363
Net income (loss)	$1,117	$750	$1,768	$2,208	$(2,182)

Earnings (loss) per share:
Basic	$0.11	$0.08	$0.18	$0.23	$(0.22)
Diluted	0.11	0.08	0.18	0.23	(0.22)

Dividends per share	$0.20	$0.20	$0.20	$0.20	$0.20
Weighted average common shares outstanding:

Basic	9,735,000	9,729,000	9,714,000	9,714,000	9,714,000
Diluted	9,809,000	9,825,000	9,761,000	9,726,000	9,714,000

(1)
The Company initiated a corporate-wide restructuring and profitability enhancement plan in the third quarter 2001. As a result of this plan, the Company recorded a pre-tax charge of $6.1 million or $4.3 million net of tax or $0.44 per share on a basic and diluted basis.

(2)
During the fourth quarter of 2005, the Company incurred various charges resulting from Hurricane Katrina. As a result of the hurricane the Company recorded a pre-tax charge of $1.0 million or $580,000 net of tax or $0.06 per share on a basic and diluted basis.

	At October 31,
	2005	2004	2003	2002	2001
	(In thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$3,662	$1,745	$2,172	$4,507	$ 5,765
Working capital	26,081	26,913	26,977	26,072	26,041
Total assets	61,645	64,150	58,469	59,508	63,950
Long-term debt (net of current portion) (1)	6,761	8,257	3,966	1,805	4,549
Shareholders' equity	40,752	41,551	42,691	42,866	42,601

(1) Includes non-current borrowings under the Company’s revolving credit facility.

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

CRITICAL ACCOUNTING POLICIES INVOLVING SIGNIFICANT ESTIMATES

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 15 of this Form 10-K. The discussion and analysis of the financial statements and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The following critical accounting policies affect the Company’s more significant judgments and estimates used in the preparation of the consolidated financial statements. There can be no assurance that actual results will not differ from those estimates.

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

Beginning in fiscal year 2002, goodwill and other intangibles are required to be evaluated annually for impairment, according to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” (Statement No. 142). The standard requires a two-step process be performed to analyze whether or not goodwill has been impaired. Step one is to test for potential impairment and requires that the fair value of the reporting unit be compared to its book value including goodwill and other intangibles. If the fair value is higher than the book value, no impairment is recognized. If the fair value is lower than the book value, a second step must be performed. The second step is to measure the amount of impairment loss, if any, and requires that a hypothetical purchase price allocation be done to determine the implied fair value of goodwill and other intangibles. This fair value is then compared to the carrying value of goodwill and other intangibles. If the implied fair value is lower than the carrying value, an impairment must be recorded.

As discussed in the notes to the financial statements, goodwill and other intangibles are recorded at the adjusted book value and were analyzed for impairment with the implementation of Statement No. 142. The fair value of the Company’s goodwill and other intangibles was estimated using discounted cash flow methodologies. Based on the analysis, the Company determined that fair value relating to goodwill and other intangibles resulted in an implied fair value greater than the book value recorded for the corresponding goodwill and other intangibles, and therefore, no impairment was recognized in any period subsequent to the adoption of this statement.

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

During 2005, 2004 and 2003, $421,000, $488,000 and $336,000 of bad debt expense was incurred and the allowance for doubtful accounts was $1,410,000, $1,422,000 and $1,191,000 as of October 31, 2005, 2004 and 2003. The actual write-offs for the periods were $407,000, $464,000 and $543,000 during 2005, 2004 and 2003. General economic conditions and specific geographic and customer concerns are major factors that may affect the adequacy of the allowance and may result in a change in the annual bad debt expense.

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

	Year Ended October 31,
	($ In thousands)
	2005		2004		2003
Revenues:
Printing	$98,458	73.0%	$95,325	76.6%	$96,537	79.0%
Office products and office furniture	36,467	27.0%	29,077	23.4%	25,646	21.0%
Total revenues	134,925	100.0%	124,402	100.0%	122,183	100.0%
Cost of sales:
Printing	70,978	52.6%	69,746	56.1%	69,889	57.2%
Office products and office furniture	25,694	19.0%	20,260	16.2%	17,963	14.7%
Total cost of sales	96,672	71.6%	90,006	72.3%	87,852	71.9%
Gross profit	38,253	28.4%	34,396	27.7%	34,331	28.1%
Selling, general and administrative
expenses	34,797	25.8%	33,058	26.6%	31,175	25.6%
Hurricane and relocation costs	1,021	0.8%	-	0.0%	-	0.0%
Income from operations	2,435	1.8%	1,338	1.1%	3,156	2.5%
Other income (expense):
Interest income	18	0.0%	7	0.0%	4	0.0%
Interest expense	(610)	-0.4%	(301)	-0.2%	(167)	-0.1%
Other income	120	0.1%	288	0.2%	10	0.0%
Income before income taxes	1,963	1.5%	1,332	1.1%	3,003	2.4%
Income tax expense	(846)	-0.7%	(582)	-0.5%	(1,235)	-1.0%
Net income	$1,117	0.8%	$750	0.6%	$1,768	1.4%

Year Ended October 31, 2005 Compared to Year Ended October 31, 2004

Revenues

Consolidated net revenues were $134.9 million for the year ended October 31, 2005 compared to $124.4 million in the prior fiscal year. This change represents an increase in revenues of approximately $10.5 million, or 8.5%. Printing revenues increased by $3.1 million or 3.3% from $95.3 million in 2004 to $98.5 million in 2005. The increase in printing sales was primarily due to the acquisition of Syscan, of which a full years results are reflected in 2005 compared with two months of sales from the Syscan acquisition in 2004. Office products and office furniture revenue increased $7.4 million or 25.4% from $29.1 million in 2004 to $36.5 million in 2005. The increase in revenues for the office products and office furniture segment was primarily attributable to a full years sales in 2005 for Syscan compared with two months of sales from the Syscan acquisition in 2004.

Cost of Sales

Total cost of sales for the year ended October 31, 2005 totaled $96.7 million compared to $90.0 million in the previous year. This change represented an increase of $6.7 million or 7.4% in cost of sales. Printing cost of sales increased $1.2 million, or 1.8% to $71.0 million in 2005 compared to $69.7 million in 2004. Printing cost of sales were higher due to an overall increase in printing sales. This increase was partially offset with an improved gross margin percent due to lower material and outside purchase costs as a percentage of sales coupled with improved labor and overhead absorption.  Office products and office furniture cost of sales increased $5.4 million to $25.7 million in 2005 from $20.3 million in 2004. The increase in office products and office furniture cost of sales is attributable to an increase in office products and office furniture sales. The increase in office products and office furniture cost of sales as a percent of sales is also reflective of higher furniture costs as a percent of furniture sales and wholesale pricing factors at Syscan for office supplies.

Operating Expenses and Income

Selling, general and administrative (S,G&A) expenses increased $1.7 million to $34.8 million in 2005 from $33.1 million in 2004. S,G&A as a percentage of net sales represented 25.8% of net sales in 2005 compared with 26.6% of net sales in 2004. This increase is primarily related to the Syscan acquisition reflecting a full year of expenses in 2005 compared with two months of expenses in 2004 and approximately $800,000 in legal related costs associated with various legal settlement accruals and expenses, including a $440,000 settlement related to a Mississippi lawsuit. The decrease in selling, general and administrative expenses as a percent of sales is a result of personnel reductions at several divisions resulting in lower personnel costs as a percent of sales.

On August 29, 2005, Hurricane Katrina made landfall and subsequently caused extensive flooding and destruction along the coastal areas of the Gulf of Mexico, including New Orleans and other communities in Louisiana and Mississippi in which Champion conducts business. Operations in many of the Company’s markets were disrupted by both the evacuation of large portions of the population as well as damage and/or lack of access to the Company’s operating facility in New Orleans. The Company’s production operations were relocated from the New Orleans facility to the Baton Rouge facility in the fourth quarter of 2005.

The Company has filed insurance claims related to both actual and contingent losses. However, the Company to date has received no insurance funds or any indication of the amount the insurance companies are willing to pay related to such claims. Therefore, the Company has recorded no insurance related receivables.

As a result of Hurricane Katrina, the Company incurred charges of approximately $1.0 million during the fourth quarter of 2005. These charges were primarily a result of facilities related costs, equipment costs, operational costs from lost business and uncollectible receivables, personnel costs, inventory related costs and relocation related costs as a result of the Hurricane.

       The Company is currently unable to accurately assess the short and long term effects of Hurricane Katrina on its business and on the macro operating environment in the Gulf States in which the Company operates.

Other Income (Expense)

Other expense increased approximately $466,000 from ($6,000) in 2004 to ($472,000) in 2005, due to lower other income primarily related to the gains on the sale of two buildings during 2004 and a casualty gain resulting from a roof collapse at one division in 2004. Interest expense increased $310,000 primarily as a result of an increase in interest rates and higher outstanding borrowings.

Income Taxes

Income taxes as a percentage of income before taxes were 43.1% in 2005 compared with 43.7% in 2004. The decrease in income taxes as a percentage of income before taxes is primarily related to lower nondeductible selling related expenses as a percentage of pre-tax income.

The effective income tax rate in 2005 and 2004 approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

For reasons set forth above, net income for 2005 increased approximately $400,000 to $1.1 million, or $0.11 per share on a basic and diluted basis, from net income of $750,000 for 2004, or $0.08 per share on a basic and diluted basis.

Year Ended October 31, 2004 Compared to Year Ended October 31, 2003

Revenues

Consolidated net revenues were $124.4 million for the year ended October 31, 2004 compared to $122.2 million in the prior fiscal year. This change represents an increase in revenues of approximately $2.2 million or 1.8%. Printing revenues decreased by $1.2 million or

1.3% from $96.5 million in 2003 to $95.3 million in 2004. The decrease in printing sales was reflective of an industry wide sluggish print economy as well as competitive market factors partially offset by two months of sales from the Syscan acquisition. Office products and office furniture revenue increased $3.4 million or 13.4% from $25.6 million in 2003 to $29.1 million in 2004. The increase in revenues for the office products and office furniture segment was primarily attributable to a full year sales in 2004 for Contract Business Interiors and two months of sales from the Syscan acquisition.

Cost of Sales

Total cost of sales for the year ended October 31, 2004 totaled $90.0 million compared to $87.9 million in the previous year. This change represented an increase of $2.2 million or 2.5% in cost of sales. Printing cost of sales decreased $140,000 or 0.2% to $69.7 million in 2004 compared to $69.9 million in 2003. Printing cost of sales were lower due to an overall decrease in printing sales. This, coupled with competitive pressures and overhead related costs associated primarily with equipment relocations resulting from facility consolidations, led to gross margin compression in 2004. Office products and office furniture cost of sales increased $2.3 million to $20.3 million in 2004 from $18.0 million in 2003. This resulted in enhanced gross margins due to lower cost of goods sold resulting from continued purchasing reductions from imports, enhanced market pricing power due in part to contractual pricing adjustments and stable margins on remaining furniture sales.

Operating Expenses and Income

Selling, general and administrative (S,G&A) expenses increased $1.9 million to $33.1 million in 2004 from $31.2 million in 2003. S,G&A as a percentage of net sales represented 26.6% of net sales in 2004 compared with 25.6% of net sales in 2003. This increase is related, in part, to higher payroll and other selling costs to support sales growth initiatives, increased bad debt expenses and professional service related expenses and operating costs of acquired entities.

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

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2005, the Company had $3.7 million of cash and cash equivalents, an increase of $1.9 million from the prior year. Working capital as of October 31, 2005 was $26.1 million, a 3.1% decrease from $26.9 million at October 31, 2004.

The Company has historically used cash generated from operating activities and debt to finance capital expenditures and the cash portion of the purchase price of acquisitions. Management plans to continue making significant investments in equipment and to seek appropriate acquisition candidates. However, to fund the Company's continued expansion of operations, additional financing may be necessary. The Company has two available lines of credit totaling $11.0 million (See Note 3 of the Consolidated Financial Statements). For the foreseeable future including through Fiscal 2006, management believes it can fund operations, meet debt service requirements and make the planned capital expenditures based on the available cash and cash equivalents, cash flow from operations and lines of credit.

Additionally, the Company has minimal amounts of future contracted obligations (See Note 3 and Note 6 of the Consolidated Financial Statements). The Company is not a guarantor of indebtedness of others. The Company’s off balance sheet arrangements at October 31, 2005 relate to the Syscan acquisition and are associated with potential contingent purchase price consideration of $1.5 million payable in October 2006 and a put option from Williams Land Corporation to sell a building to the Company for $1.5 million. This option may be exercised no later than 60 days prior to the end of the lease and closing of said purchase cannot exceed 45 days from the end of the lease.

    As of October 31, 2005, the Company had contractual obligations in the form of leases and debt as follows:

Payments Due by Fiscal Year
Contractual Obligations	2006	2007	2008	2009	2010	Residual	Total

Non-cancelable operating leases	$1,051,709	$869,883	$679,224	$295,340	$42,000	$-	$2,938,156

Revolving line of credit	-	-	1,612,000	-	-	-	1,612,000

Term debt	1,667,797	1,691,871	1,786,081	494,065	1,176,486	-	6,816,300

Obligations under capital leases	16,483	-	-	-	-	-	16,483

	$2,735,989	$2,561,754	$4,077,305	$789,405	$1,218,486	$-	$11,382,939

Cash Flows from Operating Activities

Cash flows from operating activities for the years ended October 31, 2005, 2004 and 2003 were $8.3 million, $4.8 million and $4.6 million. Cash flows from operating activities for the fiscal year 2005 compared to 2004 were reflective of additional cash generated in 2005 from changes in assets and liabilities, increased depreciation and amortization expense and higher net income.

Cash Flows from Investing Activities

Cash used in investing activities was ($2.7) million, ($7.5) million and ($3.7) million for the years ended October 31, 2005, 2004 and 2003. Cash flows used in investing activities decreased due to lower capital expenditures and no acquisitions in 2005. Cash flows used in investing activities increased in 2004 compared to 2003 due to capital expenditures associated with equipment purchases, building improvements and expansion as well as the acquisition of Syscan Corporation. These expenditures were partially offset by proceeds from the sale of two buildings in 2004.

Cash Flows from Financing Activities

Net cash flows (used in) and provided by financing activities for the years ended October 31, 2005, 2004 and 2003 were ($3.7) million, $2.2 million and ($3.2) million. During 2005, the Company reduced net borrowings by approximately $1.5 million thus coupled with dividend payments of $1.9 million was reflective of net cash used in financing activities during 2005. During 2004, net borrowings exceeded cash payments thus generating cash flow from financing activities. Net cash flows used in financing activities decreased in 2004 compared to 2003 due to an increase in borrowings. Dividends paid in 2005, 2004 and 2003 were $1.9 million per year.

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

NEWLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment. This statement revises SFAS No. 123, Accounting for Stock-Based Compensation, and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard was initially interim and annual periods beginning after June 15, 2005. On April 14, 2005, the United States Securities and Exchange Commission amended the effective date of this standard to the beginning of a company’s fiscal year that begins after June 15, 2005. Therefore, the effective date of this standard for the Company is November 1, 2005.

Historically, the Company has elected to follow the intrinsic value method in accounting for its employee stock options. Accordingly, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Upon the adoption of SFAS No. 123R, the Company will be required to expense stock options in its Statement of Operations when they are granted. For the years ended October 31, 2005, 2004 and 2003, total stock-based employee compensation expense, net of related tax effects determined under this new standard would have been $296,400, $183,270 and $103,750. Under the terms of its 2003 Stock Option Plan, the Company has approximately 228,000 ungranted stock options. The Company will incur expense immediately upon the granting of these stock options in future years upon the effective date of this standard.

In November 2004, the FASB issued SFAS No. 151 Inventory Costs, an amendment of ARB No. 43, chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of this standard will have a material effect on the Company’s financial statements.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Directors selects the independent accountants for the Company each year. On February 4, 2004, the Company dismissed Ernst & Young LLP and engaged the firm of BKD, LLP as its independent accountants for the fiscal year ended October 31, 2004. During the Company’s two most recent fiscal years and through the date of discharge of Ernst & Young LLP, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in its report. The report of Ernst & Young LLP on the Company’s financial statements for the fiscal year ended October 31, 2003, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The Company has requested Ernst & Young LLP to furnish to the Company a letter addressed to the Commission stating whether it agrees with the above statements. Such letter, received by the Company on February 9, 2004, was filed as an exhibit to a Form 8-K filed by the Company with the Securities and Exchange Commission on February 9, 2004. The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Company and ratified by the Board of Directors.

ITEM 9A - CONTROLS AND PROCEDURES

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

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the directors of the Company is contained under the captions “Elections of Directors”, “Director Meetings, Committees and Attendance”, “Section 16a Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement, expected to be dated February 20, 2006, with respect to the Annual Meeting of Shareholders to be held on March 20, 2006, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference. Certain information concerning executive officers of the Company appear in “EXECUTIVE OFFICERS OF CHAMPION” at Part I of this report.

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this Item is contained under the captions “Compensation of Directors and Officers”, “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph” in the Company’s definitive Proxy Statement, expected to be dated February 20, 2006, with respect to the Annual Meeting of Shareholders to be held on March 20, 2006, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item is contained under the captions “Equity Compensation Plan Information” and “Ownership of Shares” in the Company’s definitive Proxy Statement, expected to be dated February 20, 2006, with respect to the Annual Meeting of Shareholders to be held on March 20, 2006, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is contained under the caption “Transactions with Directors, Officers and Principal Shareholders” in the Company’s definitive Proxy Statement, expected to be dated February 20, 2006, with respect to the Annual Meeting of Shareholders to be held on March 20, 2006, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is contained under the caption “Independent Accountants” in the Company’s definitive Proxy Statement, expected to be dated February 20, 2006, with respect to the Annual Meeting of Shareholders to be held on March 20, 2006, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Realty Lease dated January 28, 1993 between Printing Property Corp. and Company regarding 890 Russell Cave Road, Lexington, filed as Exhibit 10.6 to Form 10-K dated January 27, 1994, filed January 31, 1994, is incorporated herein by reference.

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

Executive Compensation Plans and Arrangements
    Company's 1993 Stock Option Plan, effective March 22, 1994, filed as Exhibit 10.14 to Form 10- K dated January 27, 1994, filed January 31, 1994, is incorporated herein by reference.

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

Agreement of Lease dated September 25, 1998 between Ronald H. Scott and Frank J. Scott dba St. Clair Leasing Co. and Interform Corporation, regarding 1901 Mayview Road, Bridgeville, Penn-sylvania, filed as Exhibit 10.4 to Form 10-K dated January 25, 2000, filed January 28, 2000, is incorporated herein by reference.

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

Commercial Security Agreement, $450,050 commercial loan between Champion Industries, Inc. and First Century Bank dated as of March 2, 2003,filed as Exhibit 10.2 to form 10-K dated January 19, 2004 filed January 26, 2004, is incorporated herein by reference.

Business Loan Agreement, $351,000 commercial loan between Champion Industries, Inc. and City National Bank together with promissory note dated as of August 14, 2003,filed as Exhibit 10.3 to form 10-K dated January 19, 2004 filed January 26, 2004, is incorporated herein by reference.

Revolving Credit Agreement, $10,000,000 revolving line of credit between Champion Industries, Inc. and United Bank, Inc. dated as of August 1, 2003,filed as Exhibit 10.4 to form 10-K dated January 19, 2004 filed January 26, 2004, is incorporated herein by reference.

Agreement Amending and Extending term of lease dated May 9, 2003 between Champion Industries, Inc. DBA, Upton Printing and AMB Property, L.P,filed as Exhibit 10.5 to form 10-K dated January 19, 2004 filed January 26, 2004, is incorporated herein by reference.

Agreement Amending and Extending term of lease dated October 1, 2003 between Bourque Printing DBA, Upton Printing and M. Field Gomila Et. Al. ,filed as Exhibit 10.6 to form 10-K dated January 19, 2004 filed January 26, 2004, is incorporated herein by reference.

Promissory Note, $122,500 between Champion Industries, Inc. and Community Trust Bank dated as of January 9, 2003,filed as Exhibit 10.7 to form 10-K dated January 19, 2004 filed January 26, 2004, is incorporated herein by reference.

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

Exercise of Lease renewal option for 2800 Lynch Road Evansville, Indiana dated as of September 22, 2003, filed as Exhibit 10.1 to form 10-K dated January 17, 2005 filed January 31, 2005, is incorporated herein by reference.

$1,000,000 Business Loan Agreement and promissory note by and between the Company and Community Trust Bank, N.A. as of March 19, 2004, filed as Exhibit 10.2 to form 10-K dated January 17, 2005 filed January 31, 2005, is incorporated herein by reference.

$1,000,000 revolving line of credit between Stationers, Inc. and First Sentry Bank dated as of April 7, 2004, filed as Exhibit 10.3 to form 10-K dated January 17, 2005 filed January 31, 2005, is incorporated herein by reference.

$600,075 term note between Bourque Printing, Inc. and First Century Bank dated as of September 9, 2004, filed as Exhibit 10.4 to form 10-K dated January 17, 2005 filed January 31, 2005, is incorporated herein by reference.

$3,920,000 promissory note and security agreement between Champion Industries, Inc. and United Bank, Inc. dated as of October 26, 2004, filed as Exhibit 10.5 to form 10-K dated January 17, 2005 filed January 31, 2005, is incorporated herein by reference.

Modification letter to promissory note between Bourque Printing and Hibernia National Bank, Inc. dated December 28, 2004, filed as Exhibit 10.6 to form 10-K dated January 17, 2005 filed January 31, 2005, is incorporated herein by reference.

First Amendment to Revolving Credit Agreement between Champion Industries, Inc. and United Bank, Inc. Filed as Exhibit 10.1 to form 8-K dated February 15, 2005, filed February 16, 2005, is incorporated herein by reference.

Release of Claims and Settlement Agreement between Defendants Champion Industries, Inc., Timothy V. Ross and Todd Ross and Plaintiff National Forms and Systems Group, Inc. dated May 6, 2005 filed as Exhibit 10.1 to form 8-K dated May 11, 2005, filed May 11, 2005, is incorporated herein by reference.

Second Amendment to Revolving Credit Agreement between Champion Industries, Inc. and United Bank, Inc. Filed as Exhibit 10.1 to form 8-K dated July 11, 2005, filed July 11, 2005, is incorporated herein by reference.

$605,095 term note between Champion Industries, Inc. and First Century Bank dated as of July 27, 2005.  Filed as Exhibit 10.1 to form 10-Q dated September 9, 2005, filed September 9, 2005, is incorporated herein by reference.

(10.1)	$1,000,000 revolving line of credit between Stationers, Inc. and First Sentry Bank dated as of October 7, 2005.
Page Exhibit (10.1)-p1

(10.2)	Lease Agreement dated October 31, 2005, between SANS LLC and Champion Industries, Inc. DBA Chapman Printing Company regarding 951 Point Marion Road Morgantown, West Virginia. Page Exhibit (10.2)-p1

(14)	Code of Ethics
Code of Ethics for the Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer, filed as Exhibit 14 to form 10-K dated January 19, 2004 filed January 26, 2004, is incorporated herein by reference.

Code of Business Conduct and Ethics, filed as Exhibit 14.2 to Form 10-K dated January 19, 2004 filed January 26, 2004, is incorporated herein by reference.

(16)		Letter of Ernst & Young dated February 6, 2004, filed as Exhibit 16 to Form 8-K dated February 9, 2004, filed February 9, 2004, is incorporated herein by reference

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

(b)  Exhibits - Exhibits are filed as a separate section of this report.

(c)  Financial Statement Schedules - Filed as separate section on page F-33.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Champion Industries, Inc.

By /s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

By /s Toney K. Adkins
Toney K. Adkins
President and Chief Operating Officer

By /s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer

Date: January 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.
SIGNATURE AND TITLE	DATE

/s/ Lou J. Akers	January 16, 2006
Lou J. Akers, Director

/s/ Philip E. Cline	January 16, 2006
Philip E. Cline, Director

/s/ Harley F. Mooney, Jr.	January 16, 2006
Harley F. Mooney, Jr., Director

/s/ A. Michael Perry	January 16, 2006
A. Michael Perry, Director

/s/ Marshall T. Reynolds	January 16, 2006
Marshall T. Reynolds, Director

/s/ Neal W. Scaggs	January 16, 2006
Neal W. Scaggs, Director

/s/ Glenn W. Wilcox, Sr.	January 16, 2006
Glenn W. Wilcox, Sr., Director

Champion Industries, Inc.

Audited Consolidated Financial Statements and Schedule

October 31, 2005

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
Champion Industries, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Champion Industries, Inc. and Subsidiaries (the “Company”) as of October 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended October 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at October 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ BKD, LLP

Evansville, Indiana
December 21, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Champion Industries, Inc.

We have audited the accompanying Champion Industries, Inc. and Subsidiaries' consolidated statement of operations, shareholders’ equity, and cash flows for the year ended October 31, 2003. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, Champion Industries, Inc. and Subsidiaries' consolidated results of their operations and their cash flows for the year ended October 31, 2003, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Charleston, West Virginia
December 31, 2003

Champion Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	October 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$3,661,622	$1,745,457
Accounts receivable, net of allowance of $1,410,000 and $1,422,000	19,300,453	21,318,016
Inventories	11,079,726	11,269,514
Other current assets	629,381	973,832
Deferred income tax assets	1,168,526	1,144,943
Total current assets	35,839,708	36,451,762

Property and equipment, at cost:
Land	2,006,375	2,006,375
Buildings and improvements	8,368,720	8,253,573
Machinery and equipment	43,668,900	43,228,587
Equipment under capital leases	426,732	983,407
Furniture and fixtures	3,492,535	3,361,100
Vehicles	3,629,268	3,523,467
	61,592,530	61,356,509
Less accumulated depreciation	(42,894,910)	(41,020,327)
	18,697,620	20,336,182

Cash surrender value of officers’ life insurance	1,117,484	1,039,514
Goodwill	2,060,786	2,060,786
Other intangibles, net of accumulated amortization	3,697,368	3,812,051
Other assets	232,204	449,589
	7,107,842	7,361,940
Total assets	$61,645,170	$64,149,884

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	October 31,
	2005	2004
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,584,323	$3,618,051
Accrued payroll and commissions	1,714,078	1,778,736
Taxes accrued and withheld	1,106,910	1,289,524
Accrued income taxes	681,763	135,556
Accrued expenses	987,228	1,028,246
Current portion of long-term debt:
Notes payable	1,667,797	1,555,911
Capital lease obligations	16,483	132,518
Total current liabilities	9,758,582	9,538,542

Long-term debt, net of current portion:
Line of credit	1,612,000	2,300,000
Notes payable	5,148,503	5,940,323
Capital lease obligations	-	16,484
Deferred income tax liabilities	3,984,934	4,375,357
Other liabilities	388,930	428,366
Total liabilities	20,892,949	22,599,072

Commitments and contingencies

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized;
9,745,913 and 9,733,913 shares issued
and outstanding	9,745,913	9,733,913
Additional paid-in capital	22,297,670	22,278,110
Retained earnings	8,708,638	9,538,789
Total shareholders’ equity	40,752,221	41,550,812
Total liabilities and shareholders’ equity	$61,645,170	$64,149,884

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended October 31,
	2005	2004	2003
Revenues:
Printing	$98,458,017	$95,324,314	$96,536,601
Office products and office furniture	36,467,219	29,077,258	25,646,031
Total revenues	134,925,236	124,401,572	122,182,632

Cost of sales:
Printing	70,978,621	69,746,212	69,888,496
Office products and office furniture	25,693,958	20,259,542	17,963,228
Total cost of sales	96,672,579	90,005,754	87,851,724

Gross profit	38,252,657	34,395,818	34,330,908

Selling, general and administrative expenses	34,796,990	33,057,699	31,174,692
Hurricane and relocation costs	1,020,999	-	-
Income from operations	2,434,668	1,338,119	3,156,216

Other income (expense):
Interest income	18,472	6,663	3,899
Interest expense	(610,787)	(300,742)	(167,442)
Other	120,436	287,750	10,216
	(471,879)	(6,329)	(153,327)
Income before income taxes	1,962,789	1,331,790	3,002,889
Income tax expense	(846,155)	(582,092)	(1,235,086)
Net income	$1,116,634	$749,698	$1,767,803

Earnings per share:
Basic	$0.11	$0.08	$0.18
Diluted	0.11	0.08	0.18

Dividends paid per share	0.20	0.20	0.20

Weighted average shares outstanding:
Basic	9,735,000	9,729,000	9,714,000
Diluted	9,809,000	9,825,000	9,761,000

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, October 31, 2002	9,713,913	$9,713,913	$22,242,047	$10,909,850	$42,865,810

Net income for 2003	-	-	-	1,767,803	1,767,803
Dividends ($0.20 per share)	-	-	-	(1,942,779)	(1,942,779)

Balance, October 31, 2003	9,713,913	9,713,913	22,242,047	10,734,874	42,690,834

Net income for 2004	-	-	-	749,698	749,698
Dividends ($0.20 per share)	-	-	-	(1,945,783)	(1,945,783)
Stock options exercised	20,000	20,000	36,063	-	56,063
Balance, October 31, 2004	9,733,913	9,733,913	22,278,110	9,538,789	41,550,812

Net income for 2005	-	-	-	1,116,634	1,116,634
Dividends ($0.20 per share)	-	-	-	(1,946,785)	(1,946,785)
Stock options exercised	12,000	12,000	19,560	-	31,560

Balance, October 31, 2005	9,745,913	$9,745,913	$22,297,670	$8,708,638	$40,752,221

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Year Ended October 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$1,116,634	$749,698	$1,767,803
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,696,105	4,389,758	4,288,407
(Gain) loss on sale of assets	(36,516)	(91,420)	16,014
Deferred income taxes	(461,308)	(35,866)	(356,773)
Deferred compensation	7,149	10,723	14,297
Bad debt expense	420,673	487,550	336,291
Hurricane and relocation costs	1,020,999	-	-
Changes in assets and liabilities:
Accounts receivable	1,413,579	(268,690)	(1,932,114)
Inventories	135,596	473,586	315,535
Other current assets	344,451	(4,052)	1,006,003
Accounts payable	(558,876)	(616,230)	25,129
Accrued payroll and commissions	(64,658)	148,799	(503,881)
Taxes accrued and withheld	(182,614)	(88,742)	(157,047)
Accrued income taxes	546,207	(501,213)	(166,017)
Accrued expenses	(41,018)	166,236	(73,277)
Other liabilities	(46,585)	(6,590)	(19,906)
Net cash provided by operating activities	8,309,818	4,813,547	4,560,464
Cash flows from investing activities:
Purchase of property and equipment	(2,736,561)	(4,973,834)	(3,162,658)
Proceeds from sale of fixed assets	301,559	850,287	185,534
Businesses acquired, net of cash received	-	(3,034,886)	(426,429)
Goodwill and other intangible additions	(359,648)	(227,161)	(204,031)
Change in other assets	171,670	(76,437)	(33,825)
Cash surrender value	(77,970)	(18,719)	(72,840)
Net cash used in investing activities	(2,700,950)	(7,480,750)	(3,714,249)
Cash flows from financing activities:
Borrowings on line of credit	7,719,000	8,294,591	3,192,271
Payments on line of credit	(8,407,000)	(7,581,259)	(1,500,000)
Proceeds from long-term debt	605,000	5,520,000	923,451
Principal payments on long-term debt	(1,694,478)	(2,102,665)	(3,854,584)
Proceeds from exercise of stock options	31,560	56,063	-
Dividends paid	(1,946,785)	(1,945,783)	(1,942,779)
Net cash (used in) provided by financing activities	(3,692,703)	2,240,947	(3,181,641)
Net increase (decrease) in cash and cash equivalents	1,916,165	(426,256)	(2,335,426)
Cash and cash equivalents at beginning of year	1,745,457	2,171,713	4,507,139
Cash and cash equivalents at end of year	$3,661,622	$1,745,457	$2,171,713

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

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash on deposit with banks, repurchase agreements for government securities and a money market account, all highly liquid investments with an original maturity of three months or less. At October 31, 2004, the Company held overnight repurchase agreements for $834,000 of government securities with stated interest rates of 1.44%. The Company did not have any overnight repurchase agreements at October 31, 2005.

Accounts Receivable

Accounts receivable are stated at the amount billed to customers. Accounts receivable are ordinarily due 30 days from the invoice date.

The Company encounters risks associated with sales and the collection of the associated accounts receivable. As such, the Company records a monthly provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate monthly provision, the Company primarily utilizes a historical rate of accounts receivable written off as a percentage of total revenue. This historical rate is applied to the current revenues on a monthly basis. The historical rate is updated periodically based on events that may change the rate such as a significant increase or decrease in collection performance and timing of payments as well as the calculated total exposure in relation to the allowance. Periodically, the Company compares

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

the identified credit risks with the allowance that has been established using historical experience and adjusts the allowance accordingly.

During 2005, 2004 and 2003, $421,000, $488,000 and $336,000 of bad debt expense was incurred and the allowance for doubtful accounts was $1,410,000, $1,422,000 and $1,191,000 as of October 31, 2005, 2004 and 2003. The actual write-offs for the periods were $407,000, $464,000 and $543,000 during 2005, 2004 and 2003. The actual write-offs occur when it is determined an account will not be collected. General economic conditions and specific geographic and customer concerns are major factors that may affect the adequacy of the allowance and may result in a change in the annual bad debt expense.

No individual customer represented greater than 4.00% and 8.00% of the gross outstanding accounts receivable at October 31, 2005 and 2004. The Company’s ten largest accounts receivable balances represented 13.64% and 17.90% of gross outstanding accounts receivable at October 31, 2005 and 2004.

Inventories

Inventories are principally stated at the lower of first-in, first-out, cost or market. Manufactured finished goods and work-in-process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs”, an amendment of ARB No. 43, chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of this standard will have a material effect on the Company’s financial statements.

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

Major renewals, betterments and replacements are capitalized while maintenance and repair costs are charged to operations as incurred. Upon the sale or disposition of assets, the

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in income. Depreciation expense approximated $4,292,000, $4,100,000 and $4,090,000 for the years ended October 31, 2005, 2004 and 2003.

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

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (FAS 142). The Company adopted these standards with its fiscal year beginning November 1, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) is no longer amortized but is subject to annual impairment tests in accordance with FAS 142 except in the year of adoption where companies were required to evaluate impairment at the beginning of the year and again at a recurring annual date. The first step in the impairment analysis is a screen for potential impairment and was required to be completed within six months of adopting FAS 142. The second step if required, measures the amount of impairment. The Company completed step one of the initial impairment analysis and the subsequent annual analysis during the second and fourth quarters of 2002. Additionally, this analysis was performed in the fourth quarter of each year thereafter. The application of the requirements of this standard did not result in an impairment charge.

Advertising Costs

    Advertising costs are expensed as incurred. Advertising expense for the years ended October 31, 2005, 2004 and 2003 approximated $617,000, $641,000 and $433,000.

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options using the treasury stock method. The effect of dilutive stock options increased weighted average shares outstanding by 74,000, 96,000 and 47,000 for the years ended October 31, 2005, 2004 and 2003.

Segment Information

The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company’s operating segments are more fully described in Note 9.

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

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (Statement No. 146), which supersedes EITF No. 94-3, “Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity.” Statement 146 requires companies to record liabilities for costs associated

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The Company recognized costs for severance, lease termination and travel of approximately $123,000 during the fourth quarter of 2003, under the requirements of this standard, relating to the consolidation of the Company’s U.S. Tag facility into the Company’s existing Huntington, West Virginia location. During the second quarter of 2004, the Company recognized costs associated with facility consolidations of approximately $150,000 and personnel severance related costs of approximately $37,000. During the fourth quarter of 2005, the Company recognized costs associated with facility related costs, equipment costs, operational costs from lost business and uncollectible receivables, personnel costs, inventory related costs and relocation costs aggregating approximately $1.0 million associated with Hurricane Katrina.

Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard is interim and annual periods beginning after June 15, 2005. On April 14, 2005, the United States Securities and Exchange Commission amended the effective date of this standard to the beginning of a company’s fiscal year that begins after June 15, 2005. Therefore, the effective date of this standard for the Company is November 1, 2005. Since the Company’s employee stock options vest immediately in the year granted, the initial adoption of this standard will have no effect on the Company’s financial statements. However, the Company will be required to expense the value of the employee stock options when future options are granted.

The Company has elected to follow the intrinsic value method in accounting for its employee stock options. Accordingly, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003 respectively: risk-free interest rates of 4.34%, 4.03% and 4.30%; dividend yields of 4.72%, 4.21% and 4.80%; volatility factors of the expected market price of the Company's common stock of 45.1%, 54.0% and 48.6%; and a weighted-average expected life of the option of 4 years.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is expensed in the year granted since the options vest immediately. The Company's pro forma information for the years ended October 31 are as follows:

	Year Ended October 31,
	2005	2004	2003

Net income as reported	$1,116,634	$749,698	$1,767,803
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	296,400	183,270	103,750
Pro forma net income	$820,234	$566,428	$1,664,053
Earnings per share:
Basic, as reported	$0.11	$0.08	$0.18
Basic, pro forma	$0.08	$0.06	$0.17

Diluted, as reported	$0.11	$0.08	$0.18
Diluted, pro forma	$0.08	$0.06	$0.17

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current year financial statement presentation.

2. Inventories

Inventories consisted of the following:
	October 31,
	2005	2004
Printing:
Raw materials	$2,198,882	$2,326,821
Work in process	1,766,862	1,998,824
Finished goods	4,013,041	3,460,834
Office products and office furniture	3,100,941	3,483,035
	$11,079,726	$11,269,514

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Long-term Debt

Long-term debt consisted of the following:
	October 31,
	2005	2004
Secured term note payable to a bank, due in monthly principal and interest installments approximating $93,279 at October 31, 2005 and $89,950 at October 31, 2004 with interest at the Wall Street Journal prime rate maturing October 2008, collateralized by substantially all assets of the Syscan Corporation and the Chapman Printing Charleston division.	$3,024,861	$3,920,000
Installment notes payable to banks, due in monthly installments plus interest at rates approximating the bank’s prime rate maturing in various periods ranging from January 2006 - July 2010, collateralized by equipment, vehicles, inventory and accounts receivable.	3,791,439	3,576,234
Capital lease obligations, due in monthly installments totaling $19,116 through February 2005, with $8,322 due in monthly installments through December 2005 at fixed rates of interest ranging from 7.0% to 7.75%.	16,483	149,002
	6,832,783	7,645,236
Less current portion	1,684,280	1,688,429
Long-term debt, net of current portion	$5,148,503	$5,956,807

The unsecured term note agreements contain restrictive financial covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these covenants at October 31, 2005.

Maturities of long-term debt for each of the next five years follow:

	Notes	Capital
	Payable	Leases	Total

2006	$1,667,797	$16,483	$1,684,280
2007	1,691,871	-	1,691,871
2008	1,786,081	-	1,786,081
2009	494,065	-	494,065
2010	1,176,486	-	1,176,486
	$6,816,300	$16,483	$6,832,783

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

On August 1, 2003 the Company obtained an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at the prime rate of interest. The line of credit expires in July 2008 and contains certain restrictive financial covenants. The line of credit essentially replaced a previous $10,000,000 facility with another bank. The Company had outstanding borrowings of approximately $1.6 million and $2.3 million under this facility at October 31, 2005 and 2004.

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in April 2007 and contains certain financial covenants. There were no borrowings outstanding under this facility at October 31, 2005 or 2004.

The prime rate, the base interest rate on the above loans, approximated 6.75% and 4.75% at October 31, 2005 and 2004. Interest paid during the years ended October 31, 2005, 2004 and 2003 approximated $615,000, $320,000 and $230,000. The Company capitalized interest of $19,000 and $33,000 during fiscal 2004 and 2003 related to the purchase of a building in Baton Rouge, Louisiana.

The Company’s non-cash activities for 2005, 2004 and 2003 included equipment purchases of approximately $277,000, $0 and $96,000, which were financed by a bank and the purchase in 2003 of a building in Baton Rouge, Louisiana of which $1,440,000 of the purchase price was financed by a bank.

4. Employee Benefit Plans

The Company had a Profit Sharing Plan that covered all eligible employees and qualified as a Savings Plan under Section 401(k) of the Internal Revenue Code. Effective January 1, 1998, the Profit Sharing Plan was merged into The Champion Industries, Inc. 401(k) Plan (the “Plan”). The Plan covers all eligible employees who satisfy the age and service requirements. Each participant may elect to contribute up to 15% of annual compensation and the Company is obligated to contribute 100% of the participant’s contribution not to exceed 2% of the participant’s annual compensation. The Company may make discretionary contributions to the Plan. The Company’s expense under these Plans was approximately $447,000, $383,000 and $365,000 for the years ended October 31, 2005, 2004 and 2003.

The Company’s accrued vacation liability as of October 31, 2005 and 2004 was approximately $668,000 and $666,000. This item is classified as a component of accrued expenses on the financial statements.

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The option price per share for incentive stock options shall not be lower than the fair market value of the common stock at the date of grant. The option price per share for non-qualified stock options shall be at such price as the Compensation Committee of the Board of Directors may determine at its sole discretion. All options to date are incentive stock options. Exercise prices for options outstanding as of October 31, 2005 ranged from $2.49 to $4.29. Options vest immediately and may be exercised within five years from the date of grant. The weighted average remaining contractual life of those options is 3.37 years.

A summary of the Company’s stock option activity and related information for the years ended October 31 follows:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2005	Price	2004	Price	2003	Price

Outstanding-beginning of year	379,000	$3.33	312,000	$3.25	230,000	$5.41
Granted	247,000	4.26	123,000	4.29	125,000	2.77
Exercised	(12,000)	2.63	(20,000)	2.80	-	-
Forfeited or expired	(44,000)	4.26	(36,000)	6.26	(43,000)	13.42
Outstanding-end of year	570,000	3.67	379,000	3.33	312,000	3.25
Weighted average fair value of options granted during the year	$1.20		$1.49		$0.83

A summary of stock options outstanding and exercisable at October 31, 2005, follows:

Exercise	Number	Remaining
Price	Outstanding	Life
2.49	102,000	1.05
2.77	104,000	2.12
4.29	117,000	3.13
4.26	247,000	4.96

The Company has a deferred compensation agreement with one employee of Blue Ridge Printing Co., Inc. providing for payments totaling approximately $500,000 over a ten year period after retirement. The Company had accrued approximately $372,000 and $365,000 at October 31, 2005 and 2004 relating to this agreement. The amount expensed for this agreement for the years ended October 31, 2005, 2004 and 2003 approximated $7,000, $11,000 and $14,000. To assist in funding the deferred compensation agreement, the

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Company has invested in life insurance policies, which had a cash surrender value of approximately $509,000 and $460,000 for years 2005 and 2004.

5. Income Taxes
Income tax expense consisted of the following:

	Year Ended October 31,
	2005	2004	2003
Current expense:
Federal	$1,009,920	$461,383	$1,270,574
State	297,543	156,575	321,285
Deferred benefit	(461,308)	(35,866)	(356,773)
	$846,155	$582,092	$1,235,086

Deferred tax assets and liabilities are as follows:
	October 31,
	2005	2004
Deferred tax assets:
Allowance for doubtful accounts	$574,083	$568,729
Deferred compensation	150,122	147,260
Net operating loss carryforward of acquired companies	649,074	611,750
Accrued vacation	270,946	355,574
Other accrued liabilities	180,254	186,858
Other assets	172,576	106,596
Gross deferred tax assets	1,997,055	1,976,767

Deferred tax liabilities:
Property and equipment	3,074,502	3,537,653
Intangible assets	1,435,644	1,384,278
Gross deferred tax liability	4,510,146	4,921,931
Net deferred tax liabilities before valuation allowance	2,513,091	2,945,164

Valuation allowance:
Beginning balance	285,250	285,250
Increase during the period	18,067	-
Ending balance	303,317	285,250
Net deferred tax liabilities	$2,816,408	$3,230,414

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The above net deferred tax asset is presented on the balance sheet as follows:
	2005	2004
Deferred tax asset - current	$1,168,526	$1,144,943
Deferred tax liability - long-term	(3,984,934)	(4,375,357)
	$(2,816,408)	$(3,230,414)

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended October 31,
	2005	2004	2003

Statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	6.5	7.5	7.0
Change in valuation allowance	0.6	-	(7.8)
Deferred tax adjustments	-	-	6.1
Selling expenses	4.0	5.7	2.5
Cash surrender value of life insurance accretion	(1.4)	(1.3)	-
Other	(0.6)	(2.2)	(0.7)
Effective tax rate	43.1%	43.7%	41.1%

Income taxes paid during the years ended October 31, 2005, 2004 and 2003 approximated $930,000, $1,119,000 and $1,758,000.

The Company has available for income tax purposes net operating loss carryforwards from acquired companies of approximately $1,139,000, of which $91,000 expires in 2011, $899,000 in 2012, $33,000 in 2013 and $116,000 in 2019. The Company has available for state income tax purposes net operating loss carryforwards from acquired companies of approximately $3,098,000 of which $80,000 expires in 2012, $108,000 expires in 2013, $435,000 expires in 2014, $1,012,000 expires in 2015, $872,000 expires in 2016, $48,000 expires in 2018, $262,000 expires in 2019 and $281,000 expires in 2020. The Company established valuation allowances against certain net operating loss carryforwards during 2003 the valuation allowance decreased by $259,197 resulting from changes in the estimated realizability of an acquired subsidiary’s deferred tax assets. There was no change in the valuation allowance in 2004. The change in valuation allowance in 2005 is primarily reflective of losses incurred during 2005 in Mississippi of which the realizability of the utilization of the resulting net operating losses resulted in an increase in the valuation allowance.

6. Related Party Transactions and Operating Lease Commitments

The Company leases operating facilities from entities controlled by its Chief Executive Officer, his family and affiliates as well as facilities controlled by a Company

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Senior Vice President pursuant to the acquisition of Syscan (see note 8). The original terms of these leases, which are accounted for as operating leases, range from two to fifteen years.

A summary of significant related party transactions follows:

	Year Ended October 31,
	2005	2004	2003
Rent expense paid to affiliated entities for
for operating facilities	$519,000	$394,000	$424,000
Sales of office products, office furniture and printing services to affiliated entities	1,030,000	1,066,000	590,000

In addition, the Company leases property and equipment from unrelated entities under operating leases. Rent expense amounted to $807,000, $862,000 and $960,000 for the years ended October 31, 2005, 2004 and 2003.

Under the terms and conditions of the above-mentioned leases, the Company pays all taxes, assessments, maintenance, repairs or replacements, utilities and insurance.

Future minimum rental commitments for all noncancelable operating leases including related party commitments with initial terms of one year or more consisted of the following at October 31, 2005:
2006	$1,051,709
2007	869,883
2008	679,224
2009	295,340
2010	42,000
$2,938,156

The Company participates in a self-insurance program for employee health care benefits with affiliates controlled by its Chief Executive Officer and as such is responsible for paying claims of company participants as required by the plan document. The Company is allocated costs primarily related to the reinsurance premiums based on its proportionate share to provide such benefits to its employees. The Company’s expense related to this program for the years ended October 31, 2005, 2004 and 2003 was approximately $3,236,000, $3,197,000 and $2,999,000.

During 2005, 2004 and 2003 the Company utilized an aircraft from an entity controlled by its Chief Executive Officer and reimbursed the controlled entity for the use of the aircraft, fuel, aircrew, ramp fees and other expenses attendant to the Company’s use, in amounts aggregating $118,000, $95,000 and $79,000. The Company believes that such

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

amounts are at or below the market rate charged by third-party commercial charter companies for similar aircraft.

The Company believes that the terms of its related party transactions are no less favorable to the Company than could be obtained with an independent third party.

7. Commitments and Contingencies

As reported in Form 8-K filed May 6, 2005, the Company entered into an agreement to settle all claims in a Mississippi lawsuit asserting that the Company and its Dallas Printing Company, Inc. subsidiary had engaged in unfair competition and other wrongful acts in hiring certain employees of National Forms & Systems Group, Inc.

Following trial of this matter, titled National Forms & Systems Group Inc. v. Timothy V. Ross; Todd Ross and Champion Industries, Inc.; and Timothy V. Ross v. National Forms & Systems Group, Inc. and Mickey McCardle; in the Circuit Court of the First Judicial District of Hinds County, Mississippi; Case No. 251-00-942-CIV, on February 16, 2002, a jury had awarded plaintiff $1,745,000 in actual damages and $750,000 in punitive damages. Additionally, the trial court had granted plaintiff $645,119 in attorney fees and expenses, and ordered that interest on the amount of the jury award accrue from February 22, 2002.

The Company successfully appealed the jury award and attorney fee and expense award in both the Court of Appeals of the State of Mississippi and the Supreme Court of Mississippi, with the appellate courts’ rulings having the effect of reversing the jury’s award of damages and the trial court’s award of attorney fees and expenses, and granting a new trial on plaintiff’s claims.

Terms of the settlement called for all parties’ claims to be dismissed with prejudice, as fully compromised and released. The Company has paid plaintiff $440,000 cash and did forego collection of and released its $60,276 cost judgment awarded as a result of the reversal on appeal.

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

The Williams Land Corporation has the option to put the 3000 Washington Street building occupied by Syscan to the Company for a purchase price of $1.5 million and the Company has the option to purchase the building for $1.5 million at the conclusion of the five year lease term ending September 1, 2009. This option may be exercised no later than 60 days prior to the end of the lease and closing of said purchase cannot exceed 45 days from the end of the lease.

Two months of operations of Syscan Corporation are included in the Company’s Statement of Operations commencing concurrent with the acquisition, in 2004 and a full year of operations are included in the 2005 Statement of Operations.

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

Pro forma financial information and all disclosures required by FAS 141 and FAS 142 related to these acquisitions have not been presented because such information would not be materially different from amounts reported herein or is not significant.

All of the above transactions have been accounted for using the purchase method of accounting.

9. Industry Segment Information

The Company operates principally in two industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms); and the sale of office products and office furniture including interior design services. The Company employs approximately 750 people, of whom 77 or approximately 10% are covered by a collective bargaining agreement, which expires on May 31, 2006.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The table below presents information about reported segments for the years ended October 31:
2005	Printing	Office Products & Furniture	Total
Revenues	$112,680,275	$44,931,089	$157,611,364
Elimination of intersegment revenue	(14,222,258)	(8,463,870)	(22,686,128)
Consolidated revenues	$98,458,017	$36,467,219	$134,925,236
Operating income	779,790	1,654,878	2,434,668
Depreciation & amortization	4,546,612	149,493	4,696,105
Capital expenditures	2,821,379	192,207	3,013,586
Identifiable assets	51,014,174	10,630,996	61,645,170
Goodwill	1,774,344	286,442	2,060,786

2004	Printing	Office Products & Furniture	Total
Revenues	$107,696,605	$34,919,102	$142,615,707
Elimination of intersegment revenue	(12,372,291)	(5,841,844)	(18,214,135)
Consolidated revenues	$95,324,314	$29,077,258	$124,401,572
Operating income	632,232	705,887	1,338,119
Depreciation & amortization	4,247,164	142,594	4,389,758
Capital expenditures	4,912,115	61,719	4,973,834
Identifiable assets	54,378,626	9,771,258	64,149,884
Goodwill	1,774,344	286,442	2,060,786

2003	Printing	Office Products & Furniture	Total
Revenues	$106,540,961	$30,771,361	$137,312,322
Elimination of intersegment revenue	(10,004,360)	(5,125,330)	(15,129,690)
Consolidated revenues	$96,536,601	$25,646,031	$122,182,632
Operating income (loss)	3,262,418	(106,202)	3,156,216
Depreciation & amortization	4,145,286	143,121	4,288,407
Capital expenditures	4,572,890	126,233	4,699,123
Identifiable assets	48,387,601	10,081,234	58,468,835
Goodwill	1,643,530	286,442	1,929,972

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A reconciliation of total segment revenue, assets and operating income to consolidated income before income taxes for the years ended October 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Revenues:
Total segment revenues	$157,611,364	$142,615,707	$137,312,322
Elimination of intersegment revenue	(22,686,128)	(18,214,135)	(15,129,690)
Consolidated revenue	$134,925,236	$124,401,572	$122,182,632

Operating income:
Total segment operating income	$2,434,668	$1,338,119	$3,156,216
Interest income	18,472	6,663	3,899
Interest expense	(610,787)	(300,742)	(167,442)
Other income	120,436	287,750	10,216
Consolidated income before income taxes	$1,962,789	$1,331,790	$3,002,889

Identifiable assets:
Total segment identifiable assets	$61,645,170	$64,149,884	$58,468,835
Elimination of intersegment assets	-	-	-
Total consolidated assets	$61,645,170	$64,149,884	$58,468,835

10.  Accounting for Costs Associated with Exit or Disposal Activities and Impact of Hurricane Katrina

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

During the second quarter of 2005, the Company relocated its Chapman Printing Company Charleston division to a facility leased by the Company as a result of the acquisition of Syscan. The Company is currently evaluating its facility needs in Charleston, West Virginia and the future use, if any, of this building.

The Company moved its Dallas operations to an existing facility in Baton Rouge, Louisiana in August 2005. The Company is currently evaluating its options regarding this facility.

On August 29, 2005, Hurricane Katrina made landfall and subsequently caused extensive flooding and destruction along the coastal areas of the Gulf of Mexico, including New Orleans and other communities in Louisiana and Mississippi in which Champion conducts business. Operations in many of the Company’s markets were disrupted by both the evacuation of large portions of the population as well as damage and/or lack of access to the Company’s operating facility in New Orleans.

The Company has filed insurance claims related to both actual and contingent losses. However, the Company to date has received no insurance funds or any indication of the amount the insurance companies are willing to pay related to such claims. Therefore, the Company has recorded no insurance related receivables.

The Company has categorized the costs associated with Hurricane Katrina as follows:
1.) Personnel costs representing costs associated with payment of personnel primarily in New Orleans during the time period the city was essentially shut down;
2.) Plant costs represent all facilities, equipment and inventory charges incurred as a result of the hurricane using the most current available information;
3.) The allowance for doubtful accounts charge represents accounts receivable specifically reserved or based on a collectibility analysis performed by the Company using the most current available information for customers located in New Orleans area;
4.) The relocation costs represent costs of closing the New Orleans production facility and associated costs of moving equipment.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table summarizes the costs incurred for the three and twelve months ending October 31, 2005 relating to Hurricane Katrina.

Personnel	$88,423
Plant	545,077
Allowance for doubtful accounts	208,310
Moving and relocation costs	179,189

Total pre-tax hurricane expense	$1,020,999

The costs associated with Hurricane Katrina were reflected in the consolidated statements of operations in the category “Hurricane and relocation costs” and are part of the printing segment.

11. Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. The fair value of long-term debt was estimated using discounted cash flows and it approximates its carrying value.

12. Acquired Intangible Assets and Goodwill

	2005		2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable
intangible assets
Non-compete agreement	$1,000,000	$166,667	$1,000,000	$23,810
Customer relationships	2,661,610	160,554	2,460,696	23,631
Other	509,946	146,967	467,621	68,825
	4,171,556	474,188	3,928,317	116,266

Unamortizable
intangible assets
Goodwill	2,568,064	507,278	2,568,064	507,278
Total goodwill and other intangibles	$6,739,620	$981,466	$6,496,381	$623,544

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Amortization expense for the years ended October 31, 2005, 2004 and 2003 was $358,000, $104,000 and $12,000 respectively. Estimated amortization expense for each of the following years is:

2006	$361,141
2007	361,141
2008	356,034
2009	315,062
2010	294,151
Thereafter	2,009,839
$3,697,368

The changes in the carrying amount of goodwill for the years ended October 31, 2005 and 2004 were:

	2005	2004
Balance as of November 1, 2004 and 2003	$2,060,786	$1,929,972
Goodwill acquired during the year additions	-	130,814

Balance as of October 31, 2005 and 2004	$2,060,786	$2,060,786

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The changes in the carrying amounts of goodwill and other intangibles attribute to each segment at October 31, 2005 and 2004 are as follows:
GOODWILL
	October 31, 2004	Amortization Expense	Other	October 31, 2005
Printing	$1,774,344	$-	$-	$1,774,344
Office products & furniture	286,442	-	-	286,442

Total	$2,060,786	$-	$-	$2,060,786

	October 31, 2003	Amortization Expense	Other	October 31, 2004
Printing	$1,643,530	$-	$130,814	$1,774,344
Office products & furniture	286,442	-	-	286,442

Total	$1,929,972	$-	$130,814	$2,060,786

OTHER INTANGIBLES
	October 31, 2004	Amortization Expense	Other	October 31, 2005
Printing	$1,498,323	$159,582	$109,601	$1,448,342
Office products & furniture	2,313,728	198,339	133,637	2,249,026

Total	$3,812,051	$357,921	$243,238	$3,697,368

	October 31, 2003	Amortization Expense	Other	October 31, 2004
Printing	$128,250	$60,607	$1,430,680	$1,498,323
Office products & furniture	56,168	43,803	2,301,363	2,313,728

Total	$184,418	$104,410	$3,732,043	$3,812,051

13. Certain Significant Estimates

Our estimates that influence the financial statements are normally based on knowledge and experience about past and current events and assumptions about future events. The following estimates affecting the financial statements are particularly sensitive

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

because of their significance and it is at least reasonably possible that a change in these estimates will occur in the near term.

Goodwill and Intangible Assets

We evaluate the recoverability of the goodwill and intangible assets of each of our reporting units as required under SFAS No. 142 by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based on historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit.

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14. Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Income	Weighted Average Shares	Per Share Amount
Year Ended October 31, 2005
Net income	$1,116,634
Basic earnings per share
Income available to common shareholders	1,116,634	9,735,000	$0.11
Effect of dilutive securities stock options		74,000
Diluted earnings per share
Income available to common shareholders and assumed conversions	$1,116,634	9,809,000	$0.11

Year Ended October 31, 2004
Net income	$749,698
Basic earnings per share
Income available to common shareholders	749,698	9,729,000	$0.08
Effect of dilutive securities stock options		96,000
Diluted earnings per share
Income available to common shareholders and assumed conversions	$749,698	9,825,000	$0.08

Year Ended October 31, 2003
Net income	$1,767,803
Basic earnings per share
Income available to common shareholders	1,767,803	9,714,000	$0.18
Effect of dilutive securities stock options		47,000
Diluted earnings per share
Income available to common shareholders and assumed conversions	$1,767,803	9,761,000	$0.18

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15. Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended October 31, 2005 and 2004.
	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter (2)
Revenues
2005	$34,440,000	$33,552,000	$32,255,000	$34,678,000
2004	$29,314,000	$30,501,000	$30,098,000	$34,489,000

Gross profit
2005	$9,511,000	$9,207,000	$9,258,000	$10,276,000
2004	$7,945,000	$8,861,000	$8,305,000	$9,285,000

Net income
2005	$263,000	$(97,000)	$382,000	$569,000
2004	$14,000	$161,000	$77,000	$498,000
Earnings per share
Basic
2005	$0.03	$(0.01)	$0.04	$0.06
2004	$0.00	$0.02	$0.01	$0.05

Diluted
2005	$0.03	$(0.01)	$0.04	$0.06
2004	$0.00	$0.02	$0.01	$0.05

Weighted average shares outstanding
Basic
2005	9,734,000	9,734,000	9,734,000	9,739,000
2004	9,717,000	9,731,000	9,734,000	9,734,000

Diluted
2005	9,802,000	9,734,000	9,812,000	9,820,000
2004	9,826,000	9,864,000	9,832,000	9,802,000

(1) Includes approximately $800,000 in pre-tax charges related to various legal related costs associated with various legal settlements, accruals and expenses, including $440,000 settlement related to a Mississippi lawsuit.

(2) Includes approximately $1.0 million of pre-tax charges incurred as a result of Hurricane Katrina. (See Note 10 of the Consolidated Financial Statements)

Champion Industries, Inc. and Subsidiaries

Schedule II

Valuation and Qualifying Accounts

Years Ended October 31, 2005, 2004 and 2003

Description	Balance at beginning of period	Balances of acquired companies	Additions charged to costs and expenses	Deductions (1)	Balance at end of period
2005
Allowance for doubtful accounts	$1,421,922	$(25,000)	$420,673	$(407,287)	$1,410,308

2004
Allowance for doubtful accounts	$1,190,996	$207,250	$487,550	$(463,874)	$1,421,922

2003
Allowance for doubtful accounts	$1,397,491	$—	$336,291	$(542,786)	$1,190,996

(1)	Uncollectible accounts written off, net of recoveries.