Form 10-Q
period 2006-02-22
CHAMPION INDUSTRIES INC
filed 2006-03-08
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
                                                                                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JANUARY 31, 2006

OR

☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                                                                          SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File No. 0-21084

Champion Industries, Inc.
(Exact name of Registrant as specified in its charter)

West Virginia	55-0717455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2450-90 1st Avenue
P.O. Box 2968
Huntington, WV 25728
(Address of principal executive offices)
(Zip Code)

(304) 528-2700
(Registrant’s telephone number,
including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓  No _____.

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____No ✓  .

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2006
Common stock, $1.00 par value per share	9,745,913 shares

Champion Industries, Inc.

INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited)	3
Consolidated Statements of Income (Unaudited)	5
Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3a. Quantitative and Qualitative Disclosure About Market Risk	17
Item 4. Controls and Procedures	17
Part II. Other Information
Item 6. Exhibits	18
Signatures	19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	January 31,	October 31,
	2006 (Unaudited)	2005 (Audited)
Current assets:
Cash and cash equivalents	$ 4,036,696	$ 3,661,622
Accounts receivable, net of allowance of $1,358,000 and $1,410,000	20,658,112	19,300,453
Inventories	10,709,325	11,079,726
Other current assets	1,133,544	629,381
Deferred income tax assets	1,168,526	1,168,526
Total current assets	37,706,203	35,839,708

Property and equipment, at cost:
Land	2,023,375	2,006,375
Buildings and improvements	8,418,486	8,368,720
Machinery and equipment	44,220,645	43,668,900
Equipment under capital leases	-	426,732
Furniture and fixtures	3,474,334	3,492,535
Vehicles	3,470,740	3,629,268
	61,607,580	61,592,530
Less accumulated depreciation	(43,684,812)	(42,894,910)
	17,922,768	18,697,620

Cash surrender value of officers’ life insurance	1,117,484	1,117,484
Goodwill	2,060,786	2,060,786
Other intangibles, net of accumulated amortization	3,607,083	3,697,368
Other assets	291,422	232,204
	7,076,775	7,107,842
Total assets	$ 62,705,746	$ 61,645,170
See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	January 31,	October 31,
	2006 (Unaudited)	2005 (Audited)
Current liabilities:
Accounts payable	$ 3,880,690	$ 3,584,323
Accrued payroll	1,478,890	1,714,078
Taxes accrued and withheld	1,338,969	1,106,910
Accrued income taxes	896,100	681,763
Accrued expenses	936,967	987,228
Current portion of long-term debt:
Notes payable	1,665,843	1,667,797
Capital lease obligations	-	16,483
Total current liabilities	10,197,459	9,758,582

Long-term debt, net of current portion:
Notes payable, line of credit	2,000,000	1,612,000
Notes payable, term	4,723,943	5,148,503
Other liabilities	388,807	388,930
Deferred income tax liabilities	3,984,934	3,984,934
Total liabilities	21,295,143	20,892,949
Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,745,913 shares issued and outstanding	9,745,913	9,745,913
Additional paid-in capital	22,297,670	22,297,670
Retained earnings	9,367,020	8,708,638
Total shareholders’ equity	41,410,603	40,752,221
Total liabilities and shareholders’ equity	$ 62,705,746	$ 61,645,170

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended January 31,
	2006	2005
Revenues:
Printing	$ 26,165,649	$ 24,436,621
Office products and office furniture	10,126,059	10,003,370
Total revenues	36,291,708	34,439,991

Cost of sales:
Printing	18,550,540	17,771,263
Office products and office furniture	7,143,748	7,157,955
Total cost of sales	25,694,288	24,929,218

Gross profit	10,597,420	9,510,773

Selling, general and administrative expenses	8,713,667	8,977,680

Hurricane and relocation costs, net of recoveries	(257,960)	-

Income from operations	2,141,713	533,093
Other income (expense):
Interest income	6,742	5,066
Interest expense	(171,741)	(137,365)
Other	(114)	62,673
	(165,113)	(69,626)
Income before income taxes	1,976,600	463,467
Income tax expense	(830,922)	(200,341)
Net income	$ 1,145,678	$ 263,126

Earnings per share:
Basic	$ 0.12	$ 0.03
Diluted	$ 0.12	$ 0.03

Weighted average shares outstanding:
Basic	9,746,000	9,734,000
Diluted	9,831,000	9,802,000

Dividends per share	$ 0.05	$ 0.05

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,145,678	$263,126
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,050,141	1,152,111
Loss (gain) on sale of assets	6,903	(4,099)
Increase in deferred compensation	894	1,787
Bad debt expense	221,845	114,224
Hurricane and relocation costs, net of recoveries	(257,960)	-
Changes in assets and liabilities:
Accounts receivable	(1,279,504)	3,238,390
Inventories	370,401	170,716
Other current assets	(504,163)	(458,741)
Accounts payable	254,330	308,164
Accrued payroll	(235,191)	(403,997)
Taxes accrued and withheld	232,059	119,167
Income taxes	214,337	175,341
Accrued expenses	(50,261)	69,561
Other liabilities	(1,017)	(961)
Net cash provided by operating activities	1,168,492	4,744,789

Cash flows from investing activities:
Purchases of property and equipment	(234,421)	(855,535)
Proceeds from sales of property	45,513	24,223
Other assets	(62,218)	106,693
Net cash used in investing activities	(251,126)	(724,619)

Cash flows from financing activities:
Borrowings on line of credit	2,808,000	993,000
Payments on line of credit	(2,420,000)	(1,493,000)
Principal payments on long-term debt	(442,996)	(438,890)
Dividends paid	(487,296)	(486,695)
Net cash used in financing activities	(542,292)	(1,425,585)
Net increase in cash and cash equivalents	375,074	2,594,585
Cash and cash equivalents, beginning of period	3,661,622	1,745,457
Cash and cash equivalents, end of period	$4,036,696	$4,340,042

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

January 31, 2006

1. Basis of Presentation and Business Operations
The foregoing financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 2005, and related notes thereto contained in Champion Industries, Inc.’s Form 10-K dated January 16, 2006. The accompanying interim financial information is unaudited. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. The balance sheet information as of October 31, 2005 was derived from our audited financial statements.

Certain prior-year amounts have been reclassified to conform to the current year financial statement presentation.

2. Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options was 85,000 and 68,000 shares for the three months ended January 31, 2006 and 2005.

3. Inventories
Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

Inventories consisted of the following:

	January 31,	October 31,
	2006	2005
Printing:
Raw materials	$2,176,640	$2,198,882
Work in process	1,748,990	1,766,862
Finished goods	3,972,447	4,013,041
Office products and office furniture	2,811,248	3,100,941
	$10,709,325	$11,079,726

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

4. Long-Term Debt

Long-term debt consisted of the following:

	January 31,	October 31,
	2006	2005
Secured term note payable	$2,797,120	$3,024,861
Installment notes payable to banks	3,592,666	3,791,439
Capital lease obligations	-	16,483
	6,389,786	6,832,783
Less current portion	1,665,843	1,684,280
Long-term debt, net of current portion	$4,723,943	$5,148,503

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at the prime rate of interest. The line of credit expires in July 2008 and contains certain restrictive financial covenants. The Company had outstanding borrowings under this facility of $2.0 million and $1.6 million at January 31, 2006 and October 31, 2005.

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in April 2007 and contains certain financial covenants. There were no borrowings outstanding under this facility at January 31, 2006 and October 31, 2005.

There were no non-cash financing activities for the three months ended January 31, 2006 and 2005.

5. Shareholders’ Equity

The Company paid a dividend of five cents per share on December 30, 2005 to stockholders of record on December 9, 2005. Also, the Company declared a dividend of five cents per share to be paid on March 27, 2006 to stockholders of record on March 10, 2006.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

6. Commitments and Contingencies

As of January 31, 2006 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2006	2007	2008	2009	2010	Residual	Total

Non-cancelable operating leases	$780,948	$869,883	$679,224	$295,340	$42,000	$-	$2,667,395

Revolving line of credit	-	-	2,000,000	-	-	-	2,000,000

Term debt	1,403,369	1,776,988	1,714,825	469,954	1,024,650	-	6,389,786

	$2,184,317	$2,646,871	$4,394,049	$765,294	$1,066,650	$-	$11,057,181

7. Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard initially was for interim and annual periods beginning after June 15, 2005. On April 14, 2005, the United States Securities and Exchange Commission amended the effective date of this standard to the beginning of a company’s fiscal year that begins after June 15, 2005. Therefore, the effective date of this standard for the Company was November 1, 2005. Since the Company’s employee stock options vest immediately in the year granted, the initial adoption of this standard will have no effect on the Company’s financial statements. However, the Company will be required to expense the fair value of the employee stock options when future options are granted or when existing options are modified or repurchased pursuant to the provisions of SFAS No. 123R.

The Company did not issue any employee stock options for the three months ended January 31, 2006 and 2005.

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

On August 29, 2005, Hurricane Katrina made landfall and subsequently caused extensive flooding and destruction along the coastal areas of the Gulf of Mexico, including New Orleans and other communities in Louisiana and Mississippi in which Champion conducts business. Operations in many of the Company's markets were disrupted by both the evacuation of large portions of the population as well as damage and/or lack of access to the Company's operating facility in New Orleans.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

The Company has filed insurance claims related to both actual and contingent losses. The Company received an advance to claim from an insurance Company of $300,000 in February 2006. The Company recorded this payment as an insurance recovery and related receivable at January 31, 2006.

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
3.) The allowance for doubtful accounts charge represents accounts receivable specifically reserved based on a collectibility analysis performed by the Company using the most current available information for customers located in New Orleans area;
4.) The relocation costs represent costs of closing the New Orleans production facility and associated costs of moving equipment.

The following table summarizes the cumulative costs incurred as of January 31, 2006 relating to Hurricane Katrina.

Personnel	$88,423
Plant	545,077
Allowance for doubtful accounts	208,310
Moving and relocation costs	221,229

Total pre-tax hurricane expense	1,063,039

Insurance recoveries	300,000

Cumulative impact of Hurricane Katrina, net	$763,039

The Company recorded costs of $1,020,999 for the three months ended October 31, 2005 and costs of $42,040 and recoveries of $300,000 for the three months ending January 31, 2006 relating to Hurricane Katrina.

The costs and recovery associated with Hurricane Katrina were reflected in the consolidated statements of operations in the category “Hurricane and relocation costs, net of recoveries” and are part of the printing segment.

10. Industry Segment Information

The Company operates principally in two industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms) and the sale of office products and office furniture including interior design services.

The table below presents information about reported segments for the three months ended January 31:

	Office Products
2006 Quarter 1	Printing	& Furniture	Total

Revenues	$29,688,029	$12,462,284	$42,150,313

Elimination of intersegment revenue	(3,522,380)	(2,336,225)	(5,858,605)

Consolidated revenues	$26,165,649	$10,126,059	$36,291,708

Operating income	1,447,748	693,965	2,141,713

Depreciation & amortization	1,015,098	35,043	1,050,141

Capital expenditures	212,243	22,178	234,421

Identifiable assets	51,323,390	11,382,356	62,705,746

Goodwill	1,774,344	286,442	2,060,786

	Office Products
2005 Quarter 1	Printing	& Furniture	Total

Revenues	$28,085,977	$11,528,769	$39,614,746

Elimination of intersegment revenue	(3,649,356)	(1,525,399)	(5,174,755)

Consolidated revenues	$24,436,621	$10,003,370	$34,439,991

Operating income	271,729	261,364	533,093

Depreciation & amortization	1,072,454	79,657	1,152,111

Capital expenditures	782,748	72,787	855,535

Identifiable assets	53,108,233	10,148,254	63,256,487

Goodwill	1,774,344	286,442	2,060,786

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

A reconciliation of total segment revenues and of total segment operating income to income before income taxes, for the three months ended January 31, 2006 and 2005, is as follows:

	Three Months Ended January 31,
	2006	2005
Revenues:
Total segment revenues	$42,150,313	$39,614,746
Elimination of intersegment revenue	(5,858,605)	(5,174,755)

Consolidated revenue	$36,291,708	$34,439,991

Operating income:
Total segment operating income	$2,141,713	$533,093

Interest income	6,742	5,066

Interest expense	(171,741)	(137,365)

Other (expense) income	(114)	62,673

Consolidated income before income taxes	$1,976,600	$463,467

Identifiable assets:
Total segment identifiable assets	$62,705,746	$63,256,487
Elimination of intersegment assets	—	—

Total consolidated assets	$62,705,746	$63,256,487

Champion Industries, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Consolidated Income Statements as a percentage of total revenues.

	Three Months Ended January 31,
	2006		2005
		($ in thousands)
Revenues:
Printing	$26,166	72.1%	$24,437	71.0%
Office products and office furniture	10,126	27.9	10,003	29.0
Total revenues	36,292	100.0	34,440	100.00

Cost of sales:
Printing	18,550	51.1	17,771	51.6
Office products and office furniture	7,144	19.7	7,158	20.7
Total cost of sales	25,694	70.8	24,929	72.3
Gross profit	10,598	29.2	9,511	27.7
Selling, general and administrative expenses	8,714	24.0	8,978	26.1
Hurricane and relocation costs, net of recoveries	(258)	(0.7)	-
Income from operations	2,142	5.9	533	1.6
Interest income	7	0.1	5	0.0
Interest expense	(172)	(0.5)	(137)	(0.4)
Other income	-	0.0	62	0.2
Income before taxes	1,977	5.5	463	1.4
Income taxes	(831)	(2.3)	(200)	(0.6)
Net income	$1,146	3.2%	$263	0.8%

The following table is a reconciliation of net income as reported to core net income, which is defined as generally accepted accounting principles (GAAP) net income adjusted for insurance recoveries, net of expenses associated with Hurricane Katrina. The Company believes that events associated with Hurricane Katrina require additional disclosure and therefore, the Company has disclosed additional non-GAAP financial measures in an effort to make the quarterly financial statements more useful to investors.

	Three Months Ended January 31,
	2006	2005
Net income	$1,146,000	$263,000
Insurance recoveries, net of expenses	150,000	-
Core net income	$996,000	$263,000

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended January 31, 2006 Compared to Three Months Ended January 31, 2005

Revenues

Total revenues increased 5.4% in the first quarter of 2006 compared to the same period in 2005 from $34.4 million to $36.3 million. Printing revenue increased 7.1% in the first quarter of 2006 to $26.2 million from $24.4 million in the first quarter of 2005. Office products and office furniture revenue increased 1.2% in the first quarter of 2006 to $10.1 million from $10.0 million in the first quarter of 2005. The increase in printing sales was primarily due to organic growth since there were no new acquisitions since the fourth quarter of 2004.

Cost of Sales

Total cost of sales increased 3.1% in the first quarter of 2006 to $25.7 million from $24.9 million in the first quarter of 2005. Printing cost of sales in the first quarter of 2006 increased $779,000 over the prior year and decreased as a percentage of printing sales from 72.7% in 2005 to 70.9% in 2006 primarily due to lower material and outside purchase costs as a percentage of sales. The printing gross margin dollar increase resulted from both increased sales volume and lower material and outside purchase costs as percentage of sales. Office products and office furniture cost of sales decreased slightly in 2006 from 2005 levels and decreased as a percent of sales from 71.6% in 2005 to 70.6% in 2006. The decrease in office products and office furniture cost of sales as a percent of sales is reflective of increased margins due in part to wholesale pricing factors at Syscan for office supplies.

Operating Expenses

In the first quarter of 2006, selling, general and administrative expenses decreased on a gross dollar basis to $8.7 million from $9.0 million in 2005, a decrease of $264,000 or 2.9%. As a percentage of sales, the expenses decreased on a quarter to quarter basis in 2006 to 24.0% from 26.1% in 2005 of total sales.

The decrease in selling, general and administrative expenses is primarily the result of the consolidation of Chapman Printing Charleston and Syscan in 2005, the closing of the Company's facility in Jackson, Mississippi and the consolidation of the Company's New Orleans plant into the Company's Baton Rouge facility.

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

The Company has filed insurance claims related to both actual and contingent losses. The Company received an advance to claim payment from an insurance Company of $300,000 in February 2006. The Company recorded this payment as an insurance recovery and related receivable at January 31, 2006. The Company recorded additional charges of approximately $42,000 in the first quarter of 2006 associated with Hurricane Katrina.

The Company is currently unable to accurately assess the short and long term effects of Hurricane Katrina on its business and on the macro operating environment in the Gulf States in which the Company operates.

Income from Operations and Other Income and Expenses

Income from operations increased in the first quarter of 2006 to $2.1 million from $533,000 in the first quarter of 2005. This increase is the result of increased sales and gross profit and gross profit percent, coupled with a decrease in selling, general and administrative expenses (S,G & A) and a decrease in S,G & A as a percent of sales. Other expense (net), increased approximately $95,000 from 2005 to 2006 primarily due to decreases in other income and increases in interest expense resulting from increased interest rates.

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Income Taxes

The Company’s effective income tax rate was 42.0% for the first quarter of 2006 and 43.2% for the first quarter of 2005. The decrease in income taxes as a percentage of income before taxes is primarily related to improved absorption regarding the nondeductibility of certain selling related expenses. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the first quarter of 2006 was $1,146,000 compared to net income of $263,000 in the first quarter of 2005. Basic and diluted earnings per share for the three months ended January 31, 2006 and 2005 were $0.12 and $0.03. The Company reported core net income of $996,000 or $0.10 per share on a basic and diluted basis for the three months ended January 31, 2006. Core net income does not include the insurance recovery, net of expenses. (See Explanatory Table in "Results of Operations" section.)

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

Liquidity and Capital Resources

Net cash provided by operations for the three months ended January 31, 2006, was $1.2 million compared to net cash provided by operations of $4.7 million during the same period in 2005. This change in net cash from operations is due primarily to timing changes in assets and liabilities, including an increase in accounts receivable in 2006 compared to a decrease in accounts receivable in 2005 and an increase in net income during the first quarter of 2006 compared to the first quarter of 2005.

Net cash used in investing activities for the three months ended January 31, 2006 was $251,000 compared to $725,000 during the same period in 2005. The net cash used in investing activities during the first three months of 2006 and 2005, primarily relates to equipment and vehicle purchases.

Net cash used in financing activities for the three months ended January 31, 2006 was $542,000 compared to $1.4 million during the same period in 2005. This change is primarily due to net borrowings on the Company’s line of credit of $388,000 compared with net payments on the Company's line of credit of approximately $500,000 in 2005.

The Company’s off balance sheet arrangements at January 31, 2006 relate to the Syscan acquisition and are associated with potential contingent purchase price consideration of $1.5 million payable in October 2006 and a put option from Williams Land Corporation to sell a building to the Company for $1.5 million. This option may be exercised no later than 60 days prior to the end of the lease and closing of said purchase cannot exceed 45 days from the end of the lease. The lease term concludes effective September 1, 2009.

Working capital on January 31, 2006 was $27.5 million, an increase of $1.4 million from October 31, 2005. Management believes that working capital and operating ratios remain at acceptable levels.

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

Special Note Regarding Forward-Looking Statements

Certain statements contained in this Form 10-Q, including without limitation statements including the word “believes,” “anticipates,” “intends,” “expects” or words of similar import, constitute “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions, general economic and business conditions in the Company’s market areas affected by Hurricane Katrina, changes in business strategy or development plans and other factors referenced in this Form 10-Q , including without limitations under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

CHAMPION INDUSTRIES, INC.

Date: March 8, 2006	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: March 8, 2006	/s/ Toney K. Adkins
Toney K. Adkins
President and Chief Operating Officer

Date: March 8, 2006	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer