Form 10-Q
period 2006-06-02
CHAMPION INDUSTRIES INC
filed 2006-06-02
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
                                                                                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____No ✓  .

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006
Common stock, $1.00 par value per share	9,745,913 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	April 30,	October 31,
	2006 (Unaudited)	2005 (Audited)
Current assets:
Cash and cash equivalents	$ 1,699,245	$ 3,661,622
Accounts receivable, net of allowance of $1,353,000 and $1,410,000	22,451,112	19,300,453
Inventories	10,625,183	11,079,726
Other current assets	1,047,848	629,381
Deferred income tax assets	1,168,526	1,168,526
Total current assets	36,991,914	35,839,708

Property and equipment, at cost:
Land	2,023,375	2,006,375
Buildings and improvements	8,464,316	8,368,720
Machinery and equipment	44,822,232	43,668,900
Equipment under capital leases	-	426,732
Furniture and fixtures	3,560,895	3,492,535
Vehicles	3,460,446	3,629,268
	62,331,264	61,592,530
Less accumulated depreciation	(44,486,614)	(42,894,910)
	17,844,650	18,697,620

Cash surrender value of officers’ life insurance	1,117,484	1,117,484
Goodwill	2,060,786	2,060,786
Other intangibles, net of accumulated amortization	3,516,799	3,697,368
Other assets	282,940	232,204
	6,978,009	7,107,842
Total assets	$ 61,814,573	$ 61,645,170

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	April 30,	October 31,
	2006 (Unaudited)	2005 (Audited)
Current liabilities:
Accounts payable	$ 3,694,822	$ 3,584,323
Accrued payroll	1,502,254	1,714,078
Taxes accrued and withheld	1,459,248	1,106,910
Accrued income taxes	785,595	681,763
Accrued expenses	1,104,254	987,228
Current portion of long-term debt:
Notes payable	1,743,974	1,667,797
Capital lease obligations	-	16,483
Total current liabilities	10,290,147	9,758,582

Long-term debt, net of current portion:
Notes payable, line of credit	1,024,000	1,612,000
Notes payable, term	3,895,686	5,148,503
Other liabilities	388,665	388,930
Deferred income tax liabilities	3,714,351	3,984,934
Total liabilities	19,312,849	20,892,949
Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,745,913 shares issued and outstanding	9,745,913	9,745,913
Additional paid-in capital	22,297,670	22,297,670
Retained earnings	10,458,141	8,708,638
Total shareholders’ equity	42,501,724	40,752,221
Total liabilities and shareholders’ equity	$ 61,814,573	$ 61,645,170

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Revenues:
Printing	$27,841,677	$24,384,970	$54,007,326	$48,821,591
Office products and office furniture	9,578,892	9,167,312	19,704,951	19,170,682
Total revenues	37,420,569	33,552,282	73,712,277	67,992,273

Cost of sales:
Printing	19,155,034	17,866,111	37,705,574	35,637,374
Office products and office furniture	6,753,428	6,478,517	13,897,176	13,636,473
Total cost of sales	25,908,462	24,344,628	51,602,750	49,273,847
Gross profit	11,512,107	9,207,654	22,109,527	18,718,426

Selling, general and administrative expenses	8,727,944	9,260,093	17,441,611	18,237,773
Hurricane and relocation costs, net of recoveries	(43,733)	-	(301,693)	-

Income (loss) from operations	2,827,896	(52,439)	4,969,609	480,653

Other income (expense):
Interest income	7,383	4,574	14,125	9,640
Interest expense	(168,828)	(133,938)	(340,570)	(271,303)
Other	3,042	13,011	2,928	75,685
	(158,403)	(116,353)	(323,517)	(185,978)

Income (loss) before income taxes	2,669,493	(168,792)	4,646,092	294,675
Income tax (expense) benefit	(1,091,079)	71,493	(1,922,000)	(128,848)
Net income (loss)	$1,578,414	$(97,299)	$2,724,092	$165,827

Earnings (loss) per share
Basic	$0.16	$(0.01)	$0.28	$0.02
Diluted	$0.16	$(0.01)	$0.28	$0.02

Weighted average shares outstanding:
Basic	9,746,000	9,734,000	9,746,000	9,734,000
Diluted	9,947,000	9,734,000	9,889,000	9,803,000
Dividends per share	$0.05	$0.05	$0.10	$0.10

See notes to consolidated financial statements.

 Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,724,092	$165,827
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,069,677	2,359,886
Loss (gain) on sale of assets	11,686	(3,997)
Deferred income taxes	(270,583)	(120,674)
Increase in deferred compensation	1,787	3,575
Bad debt expense	357,269	296,381
Hurricane and relocation costs, net of recoveries	(301,693)	-
Changes in assets and liabilities:
Accounts receivable	(3,430,251)	2,417,600
Inventories	260,370	410,147
Other current assets	(418,467)	(210,920)
Accounts payable	528,686	(855,526)
Accrued payroll	(211,824)	(456,886)
Taxes accrued and withheld	352,338	173,719
Income taxes	103,832	(62,840)
Accrued expenses	117,026	666,365
Other liabilities	(2,052)	(16,110)
Net cash provided by operating activities	1,891,893	4,766,547

Cash flows from investing activities:
Purchases of property and equipment	(1,109,538)	(1,588,388)
Proceeds from sales of property	67,713	51,174
Other assets	(56,735)	76,830
Net cash used in investing activities	(1,098,560)	(1,460,384)

Cash flows from financing activities:
Borrowings on line of credit	7,517,000	2,217,000
Payments on line of credit	(8,105,000)	(2,717,000)
Proceeds from term debt	80,010	-
Principal payments on long-term debt	(1,273,132)	(855,400)
Dividends paid	(974,588)	(973,391)
Net cash used in financing activities	(2,755,710)	(2,328,791)
Net (decrease) increase in cash and cash equivalents	(1,962,377)	977,372
Cash and cash equivalents, beginning of period	3,661,622	1,745,457
Cash and cash equivalents, end of period	$1,699,245	$2,722,829

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

April 30, 2006

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

2. Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options was 201,000 and 143,000 shares for the three and six months ended April 30, 2006 and 0 and 69,000 shares for the three and six months ended April 2005.

3. Inventories
Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

Inventories consisted of the following:

	April 30,	October 31,
	2006	2005
Printing:
Raw materials	$2,239,937	$2,198,882
Work in process	1,799,851	1,766,862
Finished goods	4,087,969	4,013,041
Office products and office furniture	2,497,426	3,100,941
	$10,625,183	$11,079,726

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

4. Long-Term Debt

Long-term debt consisted of the following:

	April 30,	October 31,
	2006	2005
Secured term note payable	$2,154,978	$3,024,861
Installment notes payable to banks	3,484,682	3,791,439
Capital lease obligations	-	16,483
	5,639,660	6,832,783
Less current portion	1,743,974	1,684,280
Long-term debt, net of current portion	$3,895,686	$5,148,503

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at the prime rate of interest. The line of credit expires in July 2008 and contains certain restrictive financial covenants. The Company had outstanding borrowings under this facility of approximately $1.0 million and $1.6 million at April 30, 2006 and October 31, 2005.

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in April 2007 and contains certain financial covenants. There were no borrowings outstanding under this facility at April 30, 2006 and October 31, 2005.

There were no non-cash financing activities for the three and six months ended April 30, 2006 and 2005.

5. Shareholders’ Equity

The Company paid a dividend of five cents per share on March 27, 2006 to stockholders of record on March 10, 2006. Also, the Company declared a dividend of five cents per share to be paid on June 26, 2006 to stockholders of record on June 9, 2006.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

6. Commitments and Contingencies

As of April 30, 2006 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2006	2007	2008	2009	2010	Residual	Total

Non-cancelable operating leases	$529,048	$977,046	$786,387	$402,503	$149,163	$89,303	$2,933,450

Revolving line of credit	-	-	1,024,000	-	-	-	1,024,000

Term debt	791,294	1,773,052	1,566,066	484,598	1,024,650	-	5,639,660

Equipment purchase obligations	1,515,150	-	-	-	-	-	1,515,150

	$2,835,492	$2,750,098	$3,376,453	$887,101	$1,173,813	$89,303	$11,112,260

During the second quarter of 2006, the Company entered into a purchase commitment with an equipment manufacturer for the purchase of a printing press for $1,130,725. As a result of this commitment the Company paid this manufacturer a deposit of $127,575 during the second quarter of 2006. The Company also entered into a purchase commitment for pre-press equipment with a manufacturer for $642,000. As a result of this commitment the Company paid this manufacturer a deposit of $130,000 during the second quarter of 2006.

7. Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard initially was for interim and annual periods beginning after June 15, 2005. On April 14, 2005, the United States Securities and Exchange Commission amended the effective date of this standard to the beginning of a company’s fiscal year that begins after June 15, 2005. Therefore, the effective date of this standard for the Company was November 1, 2005. Since the Company’s outstanding employee stock options vested immediately in the year granted, the initial adoption of this standard had no effect on the Company’s financial statements. However, the Company will be required to expense the fair value of the employee stock options when future options are granted or when existing options are modified or repurchased pursuant to the provisions of SFAS No. 123R.

The Company did not issue any employee stock options for the three and six months ended April 30, 2006 and 2005.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

	Three Months Ended April 30		Six Months Ended April 30
	2006	2005	2006	2005

Net income (loss), as reported	$1,578,414	$(97,299)	$2,724,092	$165,827
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	—	—	—	—

Pro forma net income (loss)	$1,578,414	$(97,299)	$2,724,092	$165,827

Earnings (loss) per share:
Basic, as reported	$0.16	$(0.01)	$0.28	$0.02
Basic, pro forma	0.16	(0.01)	0.28	0.02

Diluted, as reported	$0.16	$(0.01)	$0.28	$0.02
Diluted, pro forma	0.16	(0.01)	0.28	0.02

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

9. Accounting for Costs Associated with Exit or Disposal Activities and Impact of Hurricane Katrina

During the second quarter of 2005, the Company relocated its Chapman Printing Company Charleston division to a facility leased by the Company as a result of the acquisition of Syscan. The Company is currently evaluating its facility needs in Charleston, West Virginia and the future use, if any, of the building formerly occupied by the Chapman Printing Charleston division.

The Company moved its Dallas operations to an existing facility in Baton Rouge, Louisiana in August 2005. The Company is currently evaluating its options regarding the Dallas facility.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

The Company has filed insurance claims related to both actual and contingent losses. The Company received an advance to claim from an insurance company of $300,000 in February 2006. A second advance to claim of $200,000 was received in April 2006 and a check in the amount of $78,000 in full settlement of any and all claims was received in May 2006. The Company recorded all of the payments as insurance recoveries for the six months ended April 30, 2006.

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
3.) The allowance for doubtful accounts charge represents accounts receivable specifically reserved based on a collectibility analysis performed by the Company using the most current available information for customers located in the New Orleans area;
4.) The relocation costs represent costs of closing the New Orleans production facility and associated costs of moving equipment.

The following table summarizes the cumulative costs incurred as of April 30, 2006 relating to Hurricane Katrina.

Personnel	$88,423
Plant	745,035
Allowance for doubtful accounts	208,310
Moving and relocation costs	255,215

Total pre-tax hurricane expense	1,296,983

Insurance recoveries	577,677

Cumulative impact of Hurricane Katrina, net	$719,306

The Company recorded costs of $1,020,999 for the three months ended October 31, 2005 and costs of $275,984 and recoveries of $577,677 for the six months ending April 30, 2006 relating to Hurricane Katrina.

The costs and recoveries associated with Hurricane Katrina are reflected in the consolidated statements of operations in the category “Hurricane and relocation costs, net of recoveries” and are part of the printing segment.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

10. Industry Segment Information

The Company operates principally in two industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms) and the sale of office products and office furniture including interior design services.

The table below presents information about reported segments for the three months ended April 30:

	Office Products
2006 Quarter 2	Printing	& Furniture	Total

Revenues	$32,014,163	$11,838,155	$43,852,318
Elimination of intersegment revenue	(4,172,486)	(2,259,263)	(6,431,749)
Consolidated revenues	$27,841,677	$9,578,892	$37,420,569

Operating income	2,220,966	606,930	2,827,896
Depreciation & amortization	979,864	39,672	1,019,536
Capital expenditures	793,197	81,920	875,117
Identifiable assets	51,534,191	10,280,382	61,814,573
Goodwill	1,774,344	286,442	2,060,786

	Office Products
2005 Quarter 2	Printing	& Furniture	Total

Revenues	$27,812,058	$11,276,457	$39,088,515
Elimination of intersegment revenue	(3,427,088)	(2,109,145)	(5,536,233)
Consolidated revenues	$24,384,970	$9,167,312	$33,552,282

Operating income (loss)	(508,299)	455,860	(52,439)
Depreciation & amortization	1,132,788	74,987	1,207,775
Capital expenditures	684,085	48,768	732,853
Identifiable assets	51,415,546	9,933,810	61,349,356
Goodwill	1,774,344	286,442	2,060,786

	Office Products
2006 Year to Date	Printing	& Furniture	Total

Revenues	$61,702,192	$24,300,439	$86,002,631
Elimination of intersegment revenue	(7,694,866)	(4,595,488)	(12,290,354)
Consolidated revenues	$54,007,326	$19,704,951	$73,712,277

Operating income	3,668,714	1,300,895	4,969,609
Depreciation & amortization	1,994,962	74,715	2,069,677
Capital expenditures	1,005,440	104,098	1,109,538
Identifiable assets	51,534,191	10,280,382	61,814,573
Goodwill	1,774,344	286,442	2,060,786

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

	Office Products
2005 Year to Date	Printing	& Furniture	Total

Revenues	$55,898,035	$22,805,226	$78,703,261
Elimination of intersegment revenue	(7,076,444)	(3,634,544)	(10,710,988)
Consolidated revenues	$48,821,591	$19,170,682	$67,992,273

Operating income (loss)	(666,646)	1,147,299	480,653
Depreciation & amortization	2,205,242	154,644	2,359,886
Capital expenditures	1,466,833	121,555	1,588,388
Identifiable assets	51,415,546	9,933,810	61,349,356
Goodwill	1,774,344	286,442	2,060,786

A reconciliation of total segment revenues and of total segment operating income (loss) to consolidated income (loss) before income taxes, for the three and six months ended April 30, 2006 and 2005, is as follows:

	Three months		Six months
	2006	2005	2006	2005
Revenues:
Total segment revenues	$43,852,318	$39,088,515	$86,002,631	$78,703,261
Elimination of intersegment revenue	(6,431,749)	(5,536,233)	(12,290,354)	(10,710,988)
Consolidated revenue	$37,420,569	$33,552,282	$73,712,277	$67,992,273

Operating income (loss):
Total segment operating income (loss)	$2,827,896	$(52,439)	$4,969,609	$480,653
Interest income	7,383	4,574	14,125	9,640
Interest expense	(168,828)	(133,938)	(340,570)	(271,303)
Other income	3,042	13,011	2,928	75,685
Consolidated income (loss) before income taxes	$2,669,493	$(168,792)	$4,646,092	$294,675

Identifiable assets:
Total segment identifiable assets	$61,814,573	$61,349,356	$61,814,573	$61,349,356
Elimination of intersegment assets	—	—	—	—
Total consolidated assets	$61,814,573	$61,349,356	$61,814,573	$61,349,356

11. Subsequent Event

On May 21, 2006 a collective bargaining agreement covering 72 employees or approximately 10% of the Company's workforce, was ratified by the bargaining unit. The Company expects a final agreement to be signed during the third quarter of 2006 with an effective date of June 1, 2006 and expiring May 31, 2010. The previous collective bargaining agreement for this workforce expired on May 31, 2006.

Champion Industries, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Consolidated Statements of Operations as a percentage of total revenues.

	Percentage of Total Revenues
	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Revenues:
Printing	74.4%	72.7%	73.3%	71.8%
Office products and office furniture	25.6	27.3	26.7	28.2
Total revenues	100.0	100.0	100.0	100.0

Cost of sales:
Printing	51.2	53.3	51.2	52.4
Office products and office furniture	18.0	19.3	18.8	20.1
Total cost of sales	69.2	72.6	70.0	72.5
Gross profit	30.8	27.4	30.0	27.5
Selling, general and administrative expenses	23.3	27.6	23.7	26.8
Hurricane and relocation costs, net of recoveries	(0.1)	-	(0.4)	-
Income (loss) from operations	7.6	(0.2)	6.7	0.7
Interest income	0.0	0.0	0.0	0.0
Interest expense	(0.5)	(0.4)	(0.4)	(0.4)
Other income	0.0	0.1	0.0	0.1
Income (loss) before taxes	7.1	(0.5)	6.3	0.4
Income tax (expense) benefit	(2.9)	0.2	(2.6)	(0.2)
Net income (loss)	4.2%	(0.3)%	3.7%	0.2%

The following table is a reconciliation of net income (loss) as reported to core net income (loss), which is defined as generally accepted accounting principles (GAAP) net income (loss) adjusted for insurance recoveries, net of expenses associated with Hurricane Katrina. The Company believes that events associated with Hurricane Katrina require additional disclosure and therefore, the Company has disclosed additional non-GAAP financial measures in an effort to make the quarterly financial statements more useful to investors.

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Net income (loss)	$1,578,000	$(97,000)	$2,724,000	$166,000
Insurance recoveries, net of expenses	26,000	-	176,000	-
Core net income (loss)	$1,552,000	$(97,000)	$2,548,000	$166,000

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended April 30, 2006 Compared to Three Months Ended April 30, 2005

Revenues

Total revenues increased 11.5% in the second quarter of 2006 compared to the same period in 2005 from $33.6 million to $37.4 million. Printing revenue increased 14.2% in the second quarter of 2006 to $27.8 million from $24.4 million in the second quarter of 2005. Office products and office furniture revenue increased 4.5% in the second quarter of 2006 to $9.6 million from $9.2 million in the second quarter of 2005. The increase in printing sales as well as office products and office furniture sales was primarily due to organic growth since there were no new acquisitions since the fourth quarter of 2004.

Cost of Sales

Total cost of sales increased 6.4% in the second quarter of 2006 to $25.9 million from $24.3 million in the first quarter of 2005. Printing cost of sales in the second quarter of 2006 increased $1.3 million over the prior year and decreased as a percentage of printing sales from 73.3% in 2005 to 68.8% in 2006. The printing gross margin dollar increase resulted from increased sales volume and was partially offset by lower cost of goods sold as percentage of sales resulting from lower material and outside purchase costs as a percentage of sales coupled with improved labor and overhead absorption. Office products and office furniture cost of sales increased in 2006 from 2005 levels due to increased sales and decreased as a percent of sales from 70.7% in 2005 to 70.5% in 2006.

Operating Expenses

In the second quarter of 2006, selling, general and administrative expenses decreased on a gross dollar basis to $8.7 million from $9.3 million in 2005, a decrease of $500,000 or 5.7%. As a percentage of total sales, the expenses decreased on a quarter to quarter basis in 2006 to 23.3% from 27.6% in 2005.

The decrease in selling, general and administrative expenses is primarily the result of $777,000 of legal settlements, accruals and expenses including $440,000 to settle a lawsuit in Mississippi that were present in the second quarter of 2005. In addition, the Company benefited from the consolidation of Chapman Printing Charleston and Syscan in 2005, the closing of the Company's facility in Jackson, Mississippi and the consolidation of the Company's New Orleans plant into the Company's Baton Rouge facility. These decreases were offset by additional costs associated with revenue growth of 11.5% for the second quarter of 2006 compared to the second quarter of 2005.

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

The Company has filed insurance claims related to both actual and contingent losses. The Company received an advance to claim payment from an insurance company of $300,000 in February 2006 and final settlement claims of $278,000 in April and May 2006. The Company recorded the $300,000 payment as an insurance recovery and related receivable at January 31, 2006. The Company recorded additional charges of approximately $42,000 in the first quarter of 2006 associated with Hurricane Katrina. The Company received a second advance to claim check in April of 2006 in the amount of $200,000 and a full and final settlement of any and all claims check of $78,000 in May of 2006. The Company recorded the aggregate amount of these checks as an insurance recovery and the $78,000 as a related receivable at April 30, 2006. The Company incurred additional charges of $234,000, primarily related to additional inventory valuation reserves and costs associated with relocation in the second quarter of 2006.

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

Income from Operations and Other Income and Expenses

Income from operations increased in the second quarter of 2006 to $2.8 million from a loss of $(52,000) in the second quarter of 2005. This increase is the result of increased sales and gross profit and gross profit percent, coupled with a decrease in selling, general and administrative expenses (S,G & A) and a decrease in S,G & A as a percent of sales. Other expense (net), increased approximately $42,000 from 2005 to 2006 primarily due to increases in interest expense resulting from increased interest rates.

Income Taxes

The Company’s effective income tax rate was 40.9% for the second quarter of 2006 and 42.4% for the second quarter of 2005. The decrease in income taxes as a percentage of income before taxes is primarily related to improved absorption regarding the nondeductibility of certain selling related expenses. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the second quarter of 2006 was $1,578,000 compared to a net loss of $(97,000) in the second quarter of 2005. Basic and diluted earnings (loss) per share for the three months ended April 30, 2006 and 2005 were $0.16 and $(0.01). The Company reported core net income of $1,552,000 or $0.16 per share on a basic and diluted basis for the three months ended April 30, 2006. Core net income does not include the insurance recovery, net of expenses. (See Explanatory Table in "Results of Operations" section.)

Six Months Ended April 30, 2006 Compared to Six Months Ended April 30, 2005

Revenues

Total revenues increased 8.4% in the first six months of 2006 compared to the same period in 2005 to $73.7 million from $68.0 million. Printing revenue increased 10.6% in the six month period ended April 30, 2006 to $54.0 million from $48.8 million in the same period in 2005. Office products and office furniture revenue increased 2.8% in the six month period ended April 30, 2006 to $19.7 million from $19.2 million in the same period in 2005. The increase in printing sales as well as office products and office furniture sales was primarily due to organic growth since there were no new acquisitions since the fourth quarter of 2004.

Cost of Sales

Total cost of sales increased 4.7% in the six months ended April 30, 2006 to $51.6 million from $49.3 million in the six months ended April 30, 2005. Printing cost of sales increased 5.8% in the six months ended April 30, 2006 to $37.7 million from $35.6 million in the six months ended April 30, 2005. The increase in printing cost of sales was primarily due to the increase in printing sales noted above partially offset by gross margin improvement resulting from lower material and outside purchase costs as a percentage of sales coupled with improved labor and overhead absorption. Office products and office furniture cost of sales increased 1.9% in the six months ended April 30, 2006 to $13.9 million from $13.6 million in the six months ended April 30, 2005 and decreased as a percent of sales from 71.1% in 2005 to 70.5% in 2006. The increase in office products and office furniture cost of sales is attributable to an increase in office products and office furniture sales. The decrease in office products and office furniture cost of sales as a percent of sales is reflective of wholesale pricing factors at Syscan for office supplies in 2005 mitigated via the office products consolidation during the second quarter of 2005 of which the benefits were fully reflected in the six months ended April 30, 2006, partially offset by higher furniture costs as a percent of furniture sales.

Operating Expenses

During the six months ended April 30, 2006 compared to the same period in 2005, selling, general and administrative expenses decreased as a percentage of sales to 23.7% from 26.8%. Total selling, general and administrative expenses (S,G & A) decreased $800,000. The decrease in selling, general and administrative expenses is primarily due to approximately $800,000 in legal related costs associated with various legal settlements, accruals, and expenses including a $440,000 settlement related to a Mississippi lawsuit, which were incurred during 2005.

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

The decrease in S,G& A as a percent of sales is reflective of the $800,000 in legal costs not being present in the current year coupled with the consolidation of Chapman Printing Charleston and Syscan in 2005, the closing of the Company's facility in Jackson, Mississippi and the consolidation of the Company's New Orleans plant into the Company's Baton Rouge facility. These decreases were offset by additional costs associated with revenue growth of 8.4% for the second quarter of 2006 compared to the second quarter of 2005.

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

The Company has filed insurance claims related to both actual and contingent losses. The Company received an advance to claim payment from an insurance company of $300,000 in February 2006 and final settlement claims of $278,000 in April and May 2006. The Company recorded the $300,000 payment as an insurance recovery and related receivable at January 31, 2006. The Company recorded additional charges of approximately $42,000 in the first quarter of 2006 associated with Hurricane Katrina. The Company received a second advance to claim check in April of 2006 in the amount of $200,000 and a full and final settlement of any and all claims check of $78,000 in May of 2006. The Company recorded the aggregate amount of these checks as an insurance recovery and the $78,000 as a related receivable at April 30, 2006. The Company incurred additional charges of $234,000, primarily related to additional inventory valuation reserves and costs associated with relocation in the second quarter of 2006.

The Company is currently unable to accurately assess the short and long term effects of Hurricane Katrina on its business and on the macro operating environment in the Gulf States in which the Company operates.

Income from Operations and Other Income and Expenses

Income from operations increased 933.9% in the six month period ended April 30, 2006 to $5.0 million from $481,000 in the same period of 2005. This increase is the result of increased gross profit contribution due to increased sales and improved gross margins discussed above as well as decreases in S,G&A and a reduction of S,G&A as a percent of sales in 2006 compared to 2005. Other expense increased $138,000 to $324,000 in 2006 from $186,000 in 2005. This increase is primarily due to a $69,000 increase in interest expense resulting from higher interest rates for 2006 compared to 2005 and a reduction of other income of approximately $73,000.

Income Taxes

The Company’s effective income tax rate was 41.4% for the six months ended April 30, 2006, down from 43.7% in the same period of 2005. The decrease in income taxes as a percentage of income before taxes is primarily related to improved absorption regarding the nondeductibility of certain selling related expenses. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and is partially impacted by the geographic profitability mix of our operations.

Net Income

Net income for the first six months of 2006 increased 1542.7% to $2.7 million from $166,000 in the same period of 2005 due to the reasons discussed above. Basic and diluted earnings per share for the six months ended April 30, 2006 and 2005, were $0.28 and 0.02. The Company reported core net income of $2,548,000 or $0.26 per share on a basic and diluted basis for the six months ended April 30, 2006. Core net income does not include the insurance recovery, net of expenses. (See Explanatory Table in "Results of Operations" section.)

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

Liquidity and Capital Resources

Net cash provided by operations for the six months ended April 30, 2006, was $1.9 million compared to net cash provided by operations of $4.8 million during the same period in 2005. This change in net cash from operations is due primarily to timing changes in assets and liabilities primarily related to an increase in accounts receivable in 2006 compared to a decrease in accounts receivable in 2005.

Net cash used in investing activities for the six months ended April 30, 2006 was $1.1 million compared to $1.5 million during the same period in 2005. The net cash used in investing activities during the first six months of 2006, primarily relates to equipment and vehicle purchases including mail service equipment upgrades, software purchases in the office products and office furniture segment, press additions and upgrades and numerous information technology related expenditures. The net cash used in investing activities during the first six months of 2005 primarily related to vehicle and equipment additions including pre-press expenditures at two of the Company's sheetfed plants and print on demand expenditures.

Net cash used in financing activities for the six months ended April 30, 2006 was $2.8 million compared to $2.3 million during the same period in 2005. This change is primarily due to net payments on the Company’s term debt of $1.3 million compared with net payments on the Company's term debt of approximately $900,000 in 2005.

The Company’s off balance sheet arrangements at April 30, 2006 relate to the Syscan acquisition and are associated with potential contingent purchase price consideration of $1.5 million payable in October 2006 and a put option from Williams Land Corporation to sell a building to the Company for $1.5 million. This option may be exercised no later than 60 days prior to the end of the lease and closing of said purchase cannot exceed 45 days from the end of the lease. The lease term concludes effective September 1, 2009.

Working capital on April 30, 2006 was $26.7 million, an increase of $600,000 from October 31, 2005. Management believes that working capital and operating ratios remain at acceptable levels.

During the second quarter of 2006, the Company entered into a purchase commitment with an equipment manufacturer for the purchase of a printing press for $1,130,725. As a result of this commitment the Company paid this manufacturer a deposit of $127,575. The Company also entered into a purchase commitment for pre-press equipment with a manufacturer for $642,000. As a result of this commitment the Company paid this manufacturer a deposit of $130,000.

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held March 20, 2006, the following matters were voted upon:

a)	Fixing the number of directors at seven (7) and election of the following nominees as directors, with votes “for” and “withheld,” as well as broker non-votes, as follows:

Director	Votes “For”	Votes “Withheld”	Broker Non-votes
Louis J. Akers	9,152,764	182,108	-0-
Philip E. Cline	9,295,014	39,858	-0-
Harley F. Mooney, Jr.	9,315,607	19,265	-0-
A. Michael Perry	9,320,407	14,465	-0-
Marshall T. Reynolds	9,321,807	13,065	-0-
Neal W. Scaggs	9,295,054	39,818	-0-
Glenn W. Wilcox, Sr.	9,320,407	14,465	-0-

Item 6. Exhibits
a)	Exhibits:

(31.1)	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Marshall T. Reynolds	Exhibit 31.1 Page Exhibit 31.1-p1
(31.2)	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Todd R. Fry	Exhibit 31.2 Page Exhibit 31.2-p1
(31.3)	Principal Operating Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Toney K. Adkins	Exhibit 31.3 Page Exhibit 31.3-p1
(32)	Marshall T. Reynolds, Todd R. Fry and Toney K. Adkins Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002	Exhibit 32 Page Exhibit 32-p1

Signatures
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION INDUSTRIES, INC.

Date: June 2, 2006	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: June 2, 2006	/s/ Toney K. Adkins
Toney K. Adkins
President and Chief Operating Officer

Date: June 2, 2006	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer