Form 10-Q
period 2006-09-01
CHAMPION INDUSTRIES INC
filed 2006-09-01
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
                                                                                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____No ✓  .

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common stock, $1.00 par value per share	9,906,913 shares

Champion Industries, Inc.

INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited)	3
Consolidated Statements of Operations (Unaudited)	5
Consolidated Statements of Cash Flows (Unaudited)	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosure About Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 6. Exhibits	20
Signatures	21

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	July 31,	October 31,
	2006 (Unaudited)	2005 (Audited)
Current assets:
Cash and cash equivalents	$ 1,617,942	$ 3,661,622
Accounts receivable, net of allowance of $1,341,000 and $1,410,000	21,014,698	19,300,453
Inventories	11,001,049	11,079,726
Other current assets	756,273	629,381
Deferred income tax assets	1,168,526	1,168,526
Total current assets	35,558,488	35,839,708

Property and equipment, at cost:
Land	2,023,375	2,006,375
Buildings and improvements	8,518,381	8,368,720
Machinery and equipment	45,497,933	43,668,900
Equipment under capital leases	-	426,732
Furniture and fixtures	3,594,922	3,492,535
Vehicles	3,444,693	3,629,268
	63,079,304	61,592,530
Less accumulated depreciation	(44,709,659)	(42,894,910)
	18,369,645	18,697,620

Cash surrender value of officers’ life insurance	1,117,484	1,117,484
Goodwill	2,060,786	2,060,786
Other intangibles, net of accumulated amortization	3,426,513	3,697,368
Other assets	271,120	232,204
	6,875,903	7,107,842
Total assets	$ 60,804,036	$ 61,645,170

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	July 31,	October 31,
	2006 (Unaudited)	2005 (Audited)
Current liabilities:
Accounts payable	$ 2,765,280	$ 3,584,323
Accrued payroll	1,986,522	1,714,078
Taxes accrued and withheld	1,447,319	1,106,910
Accrued income taxes	481,292	681,763
Accrued expenses	948,298	987,228
Current portion of long-term debt:
Notes payable	1,840,117	1,667,797
Capital lease obligations	-	16,483
Total current liabilities	9,468,828	9,758,582

Long-term debt, net of current portion:
Notes payable, line of credit	-	1,612,000
Notes payable, term	3,973,542	5,148,503
Other liabilities	388,525	388,930
Deferred income tax liabilities	3,714,351	3,984,934
Total liabilities	17,545,246	20,892,949
Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,906,913 and 9,745,913 shares issued and outstanding	9,906,913	9,745,913
Additional paid-in capital	22,611,940	22,297,670
Retained earnings	10,739,937	8,708,638
Total shareholders’ equity	43,258,790	40,752,221
Total liabilities and shareholders’ equity	$ 60,804,036	$ 61,645,170

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Revenues:
Printing	$25,152,367	$23,769,526	$79,159,693	$72,591,117
Office products and office furniture	9,357,973	8,485,145	29,062,924	27,655,827
Total revenues	34,510,340	32,254,671	108,222,617	100,246,944

Cost of sales:
Printing	18,259,210	16,965,434	55,964,784	52,602,808
Office products and office furniture	6,493,508	6,031,285	20,390,685	19,667,757
Total cost of sales	24,752,718	22,996,719	76,355,469	72,270,565
Gross profit	9,757,622	9,257,952	31,867,148	27,976,379

Selling, general and administrative expenses	8,341,628	8,437,318	25,783,239	26,675,091
Hurricane and relocation costs, net of recoveries	-	-	(301,693)	-

Income from operations	1,415,994	820,634	6,385,602	1,301,288

Other income (expense):
Interest income	10,074	3,152	24,200	12,791
Interest expense	(153,057)	(149,488)	(493,627)	(420,791)
Other	23,129	(7,203)	26,057	68,481
	(119,854)	(153,539)	(443,370)	(339,519)

Income before income taxes	1,296,140	667,095	5,942,232	961,769
Income tax expense	(519,398)	(285,622)	(2,441,398)	(414,470)
Net income	$776,742	$381,473	$3,500,834	$547,299

Earnings per share
Basic	$0.08	$0.04	$0.36	$0.06
Diluted	$0.08	$0.04	$0.35	$0.06

Weighted average shares outstanding:
Basic	9,865,000	9,734,000	9,786,000	9,734,000
Diluted	10,089,000	9,812,000	9,956,000	9,806,000
Dividends per share	$0.05	$0.05	$0.15	$0.15

See notes to consolidated financial statements.

 Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
	2006	2005
Cash flows from operating activities:
Net income	$3,500,834	$547,299
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,104,526	3,536,056
Loss (gain) on sale of assets	5,274	(11,406)
Deferred income taxes	(270,583)	(120,674)
Increase in deferred compensation	2,681	5,362
Bad debt expense	512,429	394,160
Hurricane and relocation costs, net of recoveries	(301,693)	-
Changes in assets and liabilities:
Accounts receivable	(2,148,997)	2,607,204
Inventories	(115,496)	290,260
Other current assets	(126,892)	95,531
Accounts payable	(400,853)	(1,181,876)
Accrued payroll	272,444	(409,250)
Taxes accrued and withheld	340,409	536,367
Income taxes	(200,471)	(36,884)
Accrued expenses	(38,930)	(44,565)
Other liabilities	(3,086)	(31,259)
Net cash provided by operating activities	4,131,596	6,176,325

Cash flows from investing activities:
Purchases of property and equipment	(1,397,118)	(2,043,395)
Proceeds from sales of property	95,146	155,481
Goodwill additions	-	(34,685)
Other assets	(47,916)	97,590
Net cash used in investing activities	(1,349,888)	(1,825,009)

Cash flows from financing activities:
Borrowings on line of credit	9,097,000	5,024,000
Payments on line of credit	(10,709,000)	(6,324,000)
Proceeds from term debt	80,010	605,000
Principal payments on long-term debt	(2,299,133)	(1,260,610)
Proceeds from exercise of stock options	475,270	-
Dividends paid	(1,469,535)	(1,460,087)
Net cash used in financing activities	(4,825,388)	(3,415,697)
Net (decrease) increase in cash and cash equivalents	(2,043,680)	935,619
Cash and cash equivalents, beginning of period	3,661,622	1,745,457
Cash and cash equivalents, end of period	$1,617,942	$2,681,076

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

July 31, 2006

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

2. Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options was 224,000 and 170,000 shares for the three and nine months ended July 31, 2006 and 78,000 and 72,000 shares for the three and nine months ended July 31, 2005.

3. Inventories
Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

Inventories consisted of the following:

	July 31,	October 31,
	2006	2005
Printing:
Raw materials	$2,200,094	$2,198,882
Work in process	1,767,836	1,766,862
Finished goods	4,015,253	4,013,041
Office products and office furniture	3,017,866	3,100,941
	$11,001,049	$11,079,726

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

4. Long-Term Debt

Long-term debt consisted of the following:

	July 31,	October 31,
	2006	2005
Secured term note payable	$1,315,142	$3,024,861
Installment notes payable to banks	4,498,517	3,791,439
Capital lease obligations	-	16,483
	5,813,659	6,832,783
Less current portion	1,840,117	1,684,280
Long-term debt, net of current portion	$3,973,542	$5,148,503

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at the prime rate of interest. The line of credit expires in July 2008 and contains certain restrictive financial covenants. The Company had outstanding borrowings under this facility of $0 and approximately $1.6 million at July 31, 2006 and October 31, 2005.

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in April 2007 and contains certain financial covenants. There were no borrowings outstanding under this facility at July 31, 2006 and October 31, 2005.

There was $1.2 million of  non-cash investing and financing activities for the three and nine months ended July 31, 2006 and $277,000 for the three and nine months ended July 31, 2005.  The Company entered into a $1.2 million term note agreement with a bank, due in initial monthly principal and interest installments approximating $24,549 with interest at the Wall Street Journal prime rate maturing July 2011, collateralized by equipment.

5. Shareholders’ Equity

The Company paid a dividend of five cents per share on June 26, 2006 to stockholders of record on June 9, 2006. Also, the Company declared a dividend of five cents per share to be paid on September 22, 2006 to stockholders of record on September  5, 2006.

The Company issued 161,000 shares for the exercise of stock options during the third quarter of 2006.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

6. Commitments and Contingencies

As of July 31, 2006 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2006	2007	2008	2009	2010	Residual	Total

Non-cancelable operating leases	$304,391	$1,138,554	$936,651	$552,766	$299,426	$186,622	$3,418,410

Term debt	625,783	2,038,735	921,653	729,038	1,290,036	208,414	5,813,659

Equipment purchase obligations	512,000	-	-	-	-	-	512,000

	$1,442,174	$3,177,289	$1,858,304	$1,281,804	$1,589,462	$395,036	$9,744,069

The Company entered into a purchase commitment for pre-press equipment with a manufacturer for $642,000. As a result of this commitment the Company paid this manufacturer a deposit of $130,000 as of July 31, 2006.

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

The Company did not issue any employee stock options for the three and nine months ended July 31, 2006 and 2005.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005

Net income, as reported	$776,742	$381,473	$3,500,834	$547,299
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	—	—	—	—

Pro forma net income	$776,742	$381,473	$3,500,834	$547,299

Earnings per share:
Basic, as reported	$0.08	$0.04	$0.36	$0.06
Basic, pro forma	0.08	0.04	0.36	0.06

Diluted, as reported	$0.08	$0.04	$0.35	$0.06
Diluted, pro forma	0.08	0.04	0.35	0.06

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

The Company filed insurance claims related to both actual and contingent losses. The Company received an advance to claim from an insurance company of $300,000 in February 2006. A second advance to claim of $200,000 was received in April 2006 and a check in the amount of $78,000 in full settlement of any and all claims was received in May 2006. The Company recorded all of the payments as insurance recoveries for the nine months ended July 31, 2006.

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

The following table summarizes the cumulative costs incurred as of July 31, 2006 relating to Hurricane Katrina.

Personnel	$88,423
Plant	745,035
Allowance for doubtful accounts	208,310
Moving and relocation costs	255,215

Total pre-tax hurricane expense	1,296,983

Insurance recoveries	577,677

Cumulative impact of Hurricane Katrina, net	$719,306

The Company recorded costs of $1,020,999 for the three months ended October 31, 2005 and costs of $275,984 and recoveries of $577,677 for the nine months ending July 31, 2006 relating to Hurricane Katrina.

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

The table below presents information about reported segments for the three and nine months ended July 31:

	Office Products
2006 Quarter 3	Printing	& Furniture	Total

Revenues	$28,430,713	$11,523,272	$39,953,985
Elimination of intersegment revenue	(3,278,346)	(2,165,299)	(5,443,645)
Consolidated revenues	$25,152,367	$9,357,973	$34,510,340

Operating income	775,321	640,673	1,415,994
Depreciation & amortization	986,691	48,158	1,034,849
Capital expenditures	1,416,391	71,189	1,487,580
Identifiable assets	50,608,573	10,195,463	60,804,036
Goodwill	1,774,344	286,442	2,060,786

	Office Products
2005 Quarter 3	Printing	& Furniture	Total

Revenues	$27,073,545	$10,862,695	$37,936,240
Elimination of intersegment revenue	(3,304,019)	(2,377,550)	(5,681,569)
Consolidated revenues	$23,769,526	$8,485,145	$32,254,671

Operating income	708,280	112,354	820,634
Depreciation & amortization	1,096,947	79,223	1,176,170
Capital expenditures	720,282	11,750	732,032
Identifiable assets	50,579,411	9,727,134	60,306,545
Goodwill	1,774,344	286,442	2,060,786

	Office Products
2006 Year to Date	Printing	& Furniture	Total

Revenues	$90,132,905	$35,823,711	$125,956,616
Elimination of intersegment revenue	(10,973,212)	(6,760,787)	(17,733,999)
Consolidated revenues	$79,159,693	$29,062,924	$108,222,617

Operating income	4,444,034	1,941,568	6,385,602
Depreciation & amortization	2,981,653	122,873	3,104,526
Capital expenditures	2,421,831	175,287	2,597,118
Identifiable assets	50,608,573	10,195,463	60,804,036
Goodwill	1,774,344	286,442	2,060,786

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

	Office Products
2005 Year to Date	Printing	& Furniture	Total

Revenues	$82,971,580	$33,667,921	$116,639,501
Elimination of intersegment revenue	(10,380,463)	(6,012,094)	(16,392,557)
Consolidated revenues	$72,591,117	$27,655,827	$100,246,944

Operating income	738,149	563,139	1,301,288
Depreciation & amortization	3,302,189	233,867	3,536,056
Capital expenditures	2,187,115	133,305	2,320,420
Identifiable assets	50,579,411	9,727,134	60,306,545
Goodwill	1,774,344	286,442	2,060,786

A reconciliation of total segment revenues and of total segment operating income to consolidated income before income taxes, for the three and nine months ended July 31, 2006 and 2005, is as follows:

	Three months		Nine months
	2006	2005	2006	2005
Revenues:
Total segment revenues	$39,953,985	$37,936,240	$125,956,616	$116,639,501
Elimination of intersegment revenue	(5,443,645)	(5,681,569)	(17,733,999)	(16,392,557)
Consolidated revenue	$34,510,340	$32,254,671	$108,222,617	$100,246,944

Operating income:
Total segment operating income	$1,415,994	$820,634	$6,385,602	$1,301,288
Interest income	10,074	3,152	24,200	12,791
Interest expense	(153,057)	(149,488)	(493,627)	(420,791)
Other income	23,129	(7,203)	26,057	68,481
Consolidated income before income taxes	$1,296,140	$667,095	$5,942,232	$961,769

Identifiable assets:
Total segment identifiable assets	$60,804,036	$60,306,545	$60,804,036	$60,306,545
Elimination of intersegment assets	—	—	—	—
Total consolidated assets	$60,804,036	$60,306,545	$60,804,036	$60,306,545

11. Commitments and Contingencies

On May 21, 2006 a collective bargaining agreement covering 72 employees or approximately 10% of the Company's workforce, was ratified by the bargaining unit. The Company expects a final agreement to be signed during the fourth quarter of 2006 with an effective date of June 1, 2006 and expiring May 31, 2010. The previous collective bargaining agreement for this workforce expired on May 31, 2006.

Champion Industries, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Consolidated Statements of Operations as a percentage of total revenues.

	Percentage of Total Revenues
	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Revenues:
Printing	72.9%	73.7%	73.1%	72.4%
Office products and office furniture	27.1	26.3	26.9	27.6
Total revenues	100.0	100.0	100.0	100.0

Cost of sales:
Printing	52.9	52.6	51.7	52.5
Office products and office furniture	18.8	18.7	18.9	19.6
Total cost of sales	71.7	71.3	70.6	72.1
Gross profit	28.3	28.7	29.4	27.9
Selling, general and administrative expenses	24.2	26.2	23.8	26.6
Hurricane and relocation costs, net of recoveries	0.0	0.0	(0.3)	0.0
Income from operations	4.1	2.5	5.9	1.3
Interest income	0.0	0.0	0.0	0.0
Interest expense	(0.4)	(0.4)	(0.4)	(0.4)
Other income	0.1	0.0	0.0	0.1
Income before taxes	3.8	2.1	5.5	1.0
Income tax expense	(1.5)	(0.9)	(2.3)	(0.4)
Net income	2.3%	1.2%	3.2%	0.6%

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Net income	$777,000	$381,000	$3,501,000	$547,000
Insurance recoveries, net of expenses	-	-	176,000	-
Core net income	$777,000	$381,000	$3,325,000	$547,000

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended July 31, 2006 Compared to Three Months Ended July 31, 2005

Revenues

Total revenues increased 7.0% in the third quarter of 2006 compared to the same period in 2005 from $32.3 million to $34.5 million. Printing revenue increased 5.8% in the third quarter of 2006 to $25.2 million from $23.8 million in the third quarter of 2005. Office products and office furniture revenue increased 10.3% in the third quarter of 2006 to $9.4 million from $8.5 million in the third quarter of 2005. The increase in printing sales as well as office products and office furniture sales was primarily due to organic growth since there were no new acquisitions since the fourth quarter of 2004. The growth in the office products and office furniture segment was reflective of strong furniture sales partially offset by office supply sales.

Cost of Sales

Total cost of sales increased 7.6% in the third quarter of 2006 to $24.8 million from $23.0 million in the third quarter of 2005. Printing cost of sales in the third quarter of 2006 increased $1.3 million over the prior year and increased as a percentage of printing sales from 71.4% in 2005 to 72.6% in 2006. The printing cost of sales dollar increase resulted from increased sales volume coupled with higher cost of goods sold as a percentage of sales resulting from higher material and outside purchase costs as a percentage of sales. Office products and office furniture cost of sales increased in 2006 from 2005 levels due to increased sales and decreased as a percent of sales from 71.1% in 2005 to 69.4% in 2006.

Operating Expenses

In the third quarter of 2006, selling, general and administrative expenses decreased on a gross dollar basis to $8.3 million from $8.4 million in 2005, a decrease of $100,000 or 1.1%. As a percentage of total sales, the expenses decreased on a quarter to quarter basis in 2006 to 24.2% from 26.2% in 2005.

The Company benefited from the closing of the Company's facility in Jackson, Mississippi and the consolidation of the Company's New Orleans plant into the Company's Baton Rouge facility; these actions occurred subsequent to the third quarter of 2005. These decreases were offset by additional costs associated with revenue growth of 7.0% for the third quarter of 2006 compared to the third quarter of 2005.

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Income from Operations and Other Income and Expenses

Income from operations increased in the third quarter of 2006 to $1.4 million from $821,000 in the third quarter of 2005. This increase is the result of increased sales and gross profit dollars, coupled with a decrease in selling, general and administrative expenses (S,G & A) and a decrease in S,G & A as a percent of sales.

Income Taxes

The Company’s effective income tax rate was 40.1% for the third quarter of 2006 and 42.8% for the third quarter of 2005. The decrease in income taxes as a percentage of income before taxes is primarily related to improved absorption regarding the nondeductibility of certain selling related expenses. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the third quarter of 2006 was $777,000 compared to $381,000 in the third quarter of 2005. Basic and diluted earnings per share for the three months ended July 31, 2006 and 2005 were $0.08 and $0.04.

Nine Months Ended July 31, 2006 Compared to Nine Months Ended July 31, 2005

Revenues

Total revenues increased 8.0% in the first nine months of 2006 compared to the same period in 2005 to $108.2 million from $100.2 million. Printing revenue increased 9.0% in the nine month period ended July 31, 2006 to $79.2 million from $72.6 million in the same period in 2005. Office products and office furniture revenue increased 5.1% in the nine month period ended July 31, 2006 to $29.1 million from $27.7 million in the same period in 2005. The increase in printing sales as well as office products and office furniture sales was primarily due to organic growth since there were no new acquisitions since the fourth quarter of 2004. The growth in the office products and office furniture segment was reflective of strong furniture sales partially offset by office supply sales.

Cost of Sales

Total cost of sales increased 5.7% in the nine months ended July 31, 2006 to $76.4 million from $72.3 million in the nine months ended July 31, 2005. Printing cost of sales increased 6.4% in the nine months ended July 31, 2006 to $56.0 million from $52.6 million in the nine months ended July 31, 2005. The increase in printing cost of sales was primarily due to the increase in printing sales noted above partially offset by gross margin improvement resulting from lower material and outside purchase costs as a percentage of sales coupled with improved labor and overhead absorption. Office products and office furniture cost of sales increased 3.7% in the nine months ended July 31, 2006 to $20.4 million from $19.7 million in the nine months ended July 31, 2005 and decreased as a percent of sales from 71.1% in 2005 to 70.2% in 2006. The increase in office products and office furniture cost of sales is attributable to an increase in office products and office furniture sales. The decrease in office products and office furniture cost of sales as a percent of sales is reflective of wholesale pricing factors at Syscan for office supplies in 2005 mitigated via the office products consolidation during the second quarter of 2005 of which the benefits were fully reflected in the nine months ended July 31, 2006.

Operating Expenses

During the nine months ended July 31, 2006 compared to the same period in 2005, selling, general and administrative expenses decreased as a percentage of sales to 23.8% from 26.6%. Total selling, general and administrative expenses (S,G & A) decreased $900,000. The decrease in selling, general and administrative expenses is primarily due to approximately $800,000 in legal related costs associated with various legal settlements, accruals, and expenses including a $440,000 settlement related to a Mississippi lawsuit, which were incurred during 2005.

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

The decrease in S,G& A as a percent of sales is reflective of the $800,000 in legal costs not being present in the current year coupled with the consolidation of Chapman Printing Charleston and Syscan in 2005, the closing of the Company's facility in Jackson, Mississippi and the consolidation of the Company's New Orleans plant into the Company's Baton Rouge facility. These decreases were offset by additional costs associated with revenue growth of 8.0% on a year to date basis.

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

The Company filed insurance claims related to both actual and contingent losses. The Company received an advance to claim payment from an insurance company of $300,000 in February 2006 and final settlement claims of $278,000 in April and May 2006. The Company recorded the $300,000 payment as an insurance recovery and related receivable at January 31, 2006. The Company recorded additional charges of approximately $42,000 in the first quarter of 2006 associated with Hurricane Katrina. The Company received a second advance to claim check in April of 2006 in the amount of $200,000 and a full and final settlement of any and all claims check of $78,000 in May of 2006. The Company recorded the aggregate amount of these checks as an insurance recovery and the $78,000 as a related receivable at April 30, 2006. The Company incurred additional charges of $234,000, primarily related to additional inventory valuation reserves and costs associated with relocation in the second quarter of 2006.

The Company is currently unable to accurately assess the short and long term effects of Hurricane Katrina on its business and on the macro operating environment in the Gulf States in which the Company operates.

Income from Operations and Other Income and Expenses

Income from operations increased 390.7% in the nine month period ended July 31, 2006 to $6.4 million from $1.3 million in the same period of 2005. This increase is the result of increased gross profit contribution due to increased sales and improved gross margins discussed above as well as decreases in S,G&A and a reduction of S,G&A as a percent of sales in 2006 compared to 2005. Other expense increased $104,000 to $443,000 in 2006 from $340,000 in 2005. This increase is primarily due to a $73,000 increase in interest expense resulting from higher interest rates for 2006 compared to 2005 and a reduction of other income of approximately $42,000.

Income Taxes

The Company’s effective income tax rate was 41.1% for the nine months ended July 31, 2006, down from 43.1% in the same period of 2005. The decrease in income taxes as a percentage of income before taxes is primarily related to improved absorption regarding the nondeductibility of certain selling related expenses. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and is partially impacted by the geographic profitability mix of our operations.

Net Income

Net income for the first nine months of 2006 increased 539.7% to $3.5 million from $547,000 in the same period of 2005 due to the reasons discussed above. Basic and diluted earnings per share for the nine months ended July 31, 2006 were $0.36 and $0.35 and for the nine months ended July 31, 2005 were $0.06. The Company reported core net income of $3,325,000 or $0.34 and $0.33 per share on a basic and diluted basis for the nine months ended July 31, 2006. Core net income does not include the insurance recovery, net of expenses. (See Explanatory Table in "Results of Operations" section.)

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

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended July 31, 2006, was $4.1 million compared to net cash provided by operations of $6.2 million during the same period in 2005. This change in net cash from operations is due primarily to timing changes in assets and liabilities primarily related to an increase in accounts receivable in 2006 compared to a decrease in accounts receivable in 2005 partially offset by increased net income.

Net cash used in investing activities for the nine months ended July 31, 2006 was $1.3 million compared to $1.8 million during the same period in 2005. The net cash used in investing activities during the first nine months of 2006 primarily relates to equipment and vehicle purchases including mail service equipment upgrades, software purchases in the office products and office furniture segment, press additions and upgrades and numerous information technology related expenditures. The net cash used in investing activities during the first nine months of 2005 primarily related to vehicle and equipment additions including pre-press expenditures at three of the Company's sheetfed plants and print on demand expenditures.

Net cash used in financing activities for the nine months ended July 31, 2006 was $4.8 million compared to $3.4 million during the same period in 2005. This change is primarily due to net payments on the Company’s debt of $3.8 million compared with net payments on the Company's debt of approximately $2.0 million in 2005. The Company incurred a non-cash financing activity related to indebtedness in the third quarter of 2006 in the amount of $1.2 million for the purchase of a printing press at one of the Company's sheetfed locations.

The Company’s off balance sheet arrangements at July 31, 2006 relate to the Syscan acquisition and are associated with potential contingent purchase price consideration of $1.5 million payable in October 2006 and a put option from Williams Land Corporation to sell a building to the Company for $1.5 million. This option may be exercised no later than 60 days prior to the end of the lease and closing of said purchase cannot exceed 45 days from the end of the lease. The lease term concludes effective September 1, 2009.

Working capital on July 31, 2006 and October 31, 2005 was $26.1 million. Management believes that working capital and operating ratios remain at acceptable levels.

The Company entered into a purchase commitment for pre-press equipment with a manufacturer for $642,000. As a result of this commitment the Company paid this manufacturer a deposit of $130,000 as of July 31, 2006 .

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

PART II - OTHER INFORMATION

Item 6. Exhibits

a)	Exhibits:

(10.1)	$1.2 million term promissory note with commercial security agreement and business loan agreement between Champion Industries, Inc. and Community Trust Bank, Inc. dated as of July 28, 2006	Exhibit 10.1 Page Exhibit 10.1-p1
(31.1)	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Marshall T. Reynolds	Exhibit 31.1 Page Exhibit 31.1-p1
(31.2)	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Todd R. Fry	Exhibit 31.2 Page Exhibit 31.2-p1
(31.3)	Principal Operating Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Toney K. Adkins	Exhibit 31.3 Page Exhibit 31.3-p1
(32)	Marshall T. Reynolds, Todd R. Fry and Toney K. Adkins Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002	Exhibit 32 Page Exhibit 32-p1

Signatures
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION INDUSTRIES, INC.

Date: August 31, 2006	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: August 31, 2006	/s/ Toney K. Adkins
Toney K. Adkins
President and Chief Operating Officer

Date: August 31, 2006	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer