Form 10-K
period 2006-10-31
CHAMPION INDUSTRIES INC
filed 2007-01-26
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-21084

CHAMPION INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

West Virginia	55-0717455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2450 First Avenue P.O. Box 2968 Huntington, West Virginia	25728
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (304) 528-2700
Securities registered pursuant to Section 12(b) of Act: Common Stock, $1.00 par value	The Nasdaq Stock Market, LLC (Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of Act: None

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
Yes ☐ No ☒

As of April 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $28,720,863 based on the closing price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

The outstanding common stock of the Registrant at the close of business on January 4, 2007 consisted of 9,949,913 shares of Common Stock, $1.00 par value.

Total number of pages including cover page 131.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registration statement on Form S-2/A No. 333-47585, filed on March 16, 1998, are incorporated by reference into Part IV, Item 15. Portions of the Registrant’s definitive proxy statement dated February 19, 2007 with respect to its Annual Meeting of Shareholders to be held on March 19, 2007 are incorporated by reference into Part III, Items 10-13. Exhibit Index located in Part IV Item 15.

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

The Bourque Printing division (“Bourque” or “Champion Graphic Communications - Baton Rouge”) commenced operations in June 1993, upon the acquisition of Bourque Printing, Inc. in Baton Rouge, Louisiana. This location includes a pre-press department, computerized composition facilities, a pressroom with up to 6-color presses and a bindery department, as well as sales and customer service operations. Bourque was expanded through the acquisition of Strother Forms/Printing in Baton Rouge in 1993, through the acquisition of the assets of E. S. Upton Printing Company, Inc. (“Upton” or "Champion Graphic Communications - New Orleans”) in New Orleans in 1996 and through the acquisition of Transdata Systems, Inc. in Baton Rouge and New Orleans in 2001. The Upton production operations were relocated to Baton Rouge in the fourth quarter of 2005 as a result of Hurricane Katrina. However, the sales and customer service staff continue to operate in New Orleans.

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

On June 18, 2003, the Company acquired certain assets of Contract Business Interiors ("CBI") of Wheeling, West Virginia pursuant to acceptance by the U.S. Bankruptcy Court for the Northern District of West Virginia. As a result of this transaction, the Company also assumed certain customer deposit liabilities in the ordinary course of business.

On July 1, 2003, the Company acquired certain assets of Pittsburgh based Integrated Marketing Solutions, the direct sales division and distributorship of Datatel Resources Corporation.

On May 13, 2004, the Company acquired certain assets of Cincinnati, Ohio Westerman Print Company (“Westerman”). The assets of Westerman were moved to the Company’s Merten operation in Cincinnati, Ohio.

On September 7, 2004, the Company acquired all the issued and outstanding capital stock of Syscan Corporation (“Syscan”), a West Virginia corporation, for a gross cash price of $3,500,000 and a contingent purchase price, dependent upon satisfaction of certain conditions, not to exceed the amount of $1,500,000. On December 14, 2006 the Company satisfied the contingent purchase price for a payment of $1,350,725. After considering the cash received in the transaction, the acquisition of a building and acquisition costs the net assets acquired totaled approximately $2,688,000.

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

The Company's printing services range from the simplest to the most complex jobs, including business cards, books, tags, brochures, posters, 4- to 6-color process printing and multi-part, continuous and snap-out business forms. The Company's state-of-the-art equipment enables it to provide computerized composition, art design, paste-up, stripping, film assembly and color scanner separations. Included within our print segment are fulfillment services to our customers which encompasses warehousing, distribution, and reporting services. The Company also offers complete bindery and letterpress services. The printing operations contributed $106.4 million, $98.5 million and $95.3 million or 73.3%, 73.0% and 76.6% of the Company's total revenues for the fiscal years ended October 31, 2006, 2005 and 2004.

The Company provides a full range of office products and office furniture primarily in the budget and middle price ranges, and also offers office design services. The Company publishes a catalog of high volume, frequently ordered items purchased directly from manufacturers. These catalog sales account for the bulk of sales volume and afford sales personnel flexibility in product selection and pricing. Medium to large volume customers are offered levels of pricing discounts. In addition, the Company offers a broad line of general office products through major wholesalers' national catalogs. The Company has implemented Internet e-commerce sites, which allow customers to order office products, furniture and forms online. The e-commerce sites include the office products and office furniture catalog, which is customized specifically for each customer requesting Internet e-commerce access. In addition, the Company offers customized on-line forms management solutions through www.cgc1.com. The Company believes that its e-commerce sites will allow customers to access data concerning their company’s purchase habits so as to better control expenditures for office products and business forms and eliminate large in-house inventories. The Company is a member of a major office products purchasing organization. Members benefit from volume discounts, which permit them to offer competitive prices and improve margins. The Company's office furniture business focuses on the budget to middle price range lines, although upscale lines are offered as well. Office products, office furniture and office design operations contributed $38.8 million, $36.5 million and $29.1 million, or 26.7%, 27.0% and 23.4% of the Company's total revenues for the fiscal years ended October 31, 2006, 2005 and 2004.

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

Chapman Printing in Charleston, West Virginia operates as a full line printing, printing services distributor and office products and office furniture distributor. Chapman Printing Charleston offers complete print management, fulfillment, mail, digital print, office furniture and print and office products B2B e-commerce solutions. The Syscan operation was consolidated into the Chapman Printing Charleston division effective November 1, 2005. This division also operates a facility in Morgantown, West Virginia providing printing, office products and office furniture, distribution and integration services. In 2007, the Chapman Printing Charleston division spun off its print on demand and mail operations into a new division located in Charleston, West Virginia operating under Champion Output Solutions.  Champion Output Solutions is a comprehensive transactional printing and mail center providing statement rendering, check and explanation of benefits variable print, medical billing and postal optimization.

Office Products, Office Furniture and Office Design

Stationers, located in Huntington, Clarksburg (doing business as “Champion Clarksburg”), Morgantown (through its Chapman Printing Morgantown division) and Parkersburg, West Virginia (doing business as “Chapman Printing”), provides office products and office furniture primarily to customers in the Company's West Virginia, Ohio and Kentucky market areas. Products are sold by printing division salespeople and delivered in bulk daily to each division, or shipped directly to customers.

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

PRODUCTS AND SERVICES

Printing Services

Champion's primary business is commercial printing and business forms manufacturing. The Company, unlike most of its regional competitors, offers the full range of printing production processes, enabling the Company to provide customers a one-stop, one-vendor source without the time and service constraints of subcontracting one or more aspects of production. Major production areas include: (i) printing of business cards, letterhead, envelopes, and one, two, or three color brochures; (ii) process color manufacturing of brochures, posters, advertising sheets and catalogues; (iii) die cutting and foil stamping; (iv) bindery services, including trimming, collating, folding and stitching the final product; (v) forms printing, encompassing roll-to-roll computer forms, checks, invoices, purchase orders and similar forms in single-part, multi-part, continuous and snap-out formats; (vi) tag manufacturing; (vii) high volume process color web printing of brochures and catalogs; and (viii) output solutions including print on demand, inserting and mailing services. The capabilities of the Company's various printing divisions are stated below.

Division	Sales & Customer Service	Pre-Press	Sheet Printing	Rotary Printing	Full Color	High Volume Full Color	Output Solutions

Huntington	*	*	*	*
Charleston / Morgantown	*	*
Champion Output Solutions							*
Parkersburg	*	*	*		*
Lexington	*	*
Champion Graphic Communications (Baton Rouge)	*	*	*		*
Champion Graphic Communications (New Orleans)	*
Carolina Cut Sheets, Inc.	*
U.S. Tag & Ticket Company, Inc.	*	*		*
Donihe Graphics, Inc.	*	*	*	*	*	*
The Merten Company	*	*	*		*
Interform Corporation	*	*		*	*		*
Consolidated Graphic Communications	*	*
Blue Ridge Printing Co., Inc.	*	*	*		*

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

MANUFACTURING AND DISTRIBUTION

The Company's pre-press facilities have desktop publishing, typesetting, laser imagesetting and scanning/retouching equipment, as well as complete layout, design, stripping and plate processing operations. Sheet printing equipment (for printing onto pre-cut, individual sheets) includes single color duplicators, single to six color presses and envelope presses. Rotary equipment (for printing onto continuous rolls of paper) includes multi-color business form web presses, carbon and multi-part collators, and a high-speed 5-color half-web press.

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

During the fiscal years ended October 31, 2006 and 2005, no single customer accounted for more than 3% of the Company’s total revenues. During fiscal year ended October 31, 2004, no single customer accounted for more than 2% of the Company's total revenues.  Due to the project-oriented nature of customers' printing requirements, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects.

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

The Company filed insurance claims related to both actual and contingent losses. The Company received an advance to claim payment from an insurance company of $300,000 in February 2006 and final settlement claims of $278,000 in April and May 2006. The Company recorded the $300,000 payment as an insurance recovery and related receivable at January 31, 2006. The Company recorded additional charges of approximately $42,000 in the first quarter of 2006 associated with Hurricane Katrina. The Company received a second advance to claim check in April of 2006 in the amount of $200,000 and a full settlement of any and all claims check of $78,000 in May of 2006. The Company recorded the aggregate amount of these checks as an insurance recovery and the $78,000 as a related receivable at April 30, 2006. The Company incurred additional charges of $234,000 primarily related to additional inventory valuation reserves and costs associated with relocation in the second quarter of 2006. During the fourth quarter of 2006 the Company successfully negotiated an early lease termination related to its New Orleans location resulting in Katrina related recoveries of approximately $76,000.

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

EMPLOYEES

On October 31, 2006, the Company had approximately 730 employees.

The Company's subsidiary, Interform Corporation, is party to a collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC on behalf of its Local Union 8263 covering all production and maintenance employees (totaling approximately 70 employees at October 31, 2006) at its Bridgeville, Pennsylvania facility. This contract expires May 31, 2010. The Company believes relations with the union and covered employees are good.

EXECUTIVE OFFICERS OF CHAMPION
		Position and offices with Champion;

Name	Age	Principal occupation or employment last five years
Marshall T. Reynolds	70
Chief Executive Officer and Chairman of the Board of Directors of the Company from December 1992 to present; President of the Company December 1992 to September 2000; President and General Manager of Harrah and Reynolds, predecessor of the Company from 1964 (and sole shareholder from 1972 to present) to 1993; Chairman of the Board of Directors of River City Associates Inc. (owner of the Pullman Plaza Hotel) since 1989; Chairman of the Board of Directors of Broughton Foods Company from November 1996 to June 1999; Director (from 1983 to November 1993) and Chairman of the Board of Directors (from 1983 to November 1993) of Banc One West Virginia Corporation (formerly Key Centurion Bancshares, Inc.).

Toney K. Adkins	57
President and Chief Operating Officer of the Company since January 2005; Vice President-Administration of the Company from November 1995 to January 2005; President, KYOWVA Corrugated Container Company, Inc. from 1991 to 1996.

J. Mac Aldridge	65
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

R. Douglas McElwain	59
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

Todd R. Fry	41
Senior Vice President and Chief Financial Officer of the Company since January 2005; Vice President and Chief Financial Officer of the Company from November 1999 to January 2005; Treasurer and Chief Financial Officer of Broughton Foods Company from September 1997 to June 1999; Coopers & Lybrand L.L.P. from 1991 to September 1997.

Walter R. Sansom	77	Secretary of the Company since December 1992; Production Coordinator of the Company since December 1992 and of Harrah and Reynolds from August 1968 to December 1992.
James A. Rhodes	50
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

ITEM 1A - RISK FACTORS

    The Company’s business and results of operations are subject to a number of risks, many of which are outside of the Company’s control. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, including risks not presently known or currently deemed immaterial by us could materially impact the Company’s business and future results of operations.

Dependence on Marshall T. Reynolds; Control of the Company.

    The Company's operations and prospects are dependent in large part on the continued efforts of Marshall T. Reynolds.  The loss of Mr. Reynolds could have an adverse effect on the Company. In addition, by virtue of Mr. Reynolds' ownership of Company common stock, Mr. Reynolds will continue to significantly influence our operations. As of October 31, 2006, Marshall T. Reynolds and his affiliated entities, including The Harrah and Reynolds Corporation ("Harrah and Reynolds"), held 4,274,127 shares (43.1%) of the common stock of the Company. Sales by Mr. Reynolds of common stock could adversely affect the prevailing market price of the common stock. The Company is unable to estimate the amount of common stock, if any, that may be sold in the future.

The Company operates in a highly competitive market that could negatively impact our results of operations.

          In the printing segment, there has been an ongoing consolidation resulting in fewer competitors. This in part has resulted in numerous competitors that are larger with greater geographic diversity and broader product offerings. In addition, the office products and office furniture industries are extremely competitive and fragmented. The Company competes with numerous large and small companies that operate in each industry, some of which have greater financial resources than the Company. The Company competes on the basis of its reputation for quality, production capability, prompt delivery, price and strength of its continuing customer relationships.

    Our supply-chain management services are embedded into our printing and office products and office furniture segments. The competitive factors faced by the Company include customer service, price, distribution geography, information technology and the customer's fulfillment and distribution needs.

The Company may be adversely impacted by the rising costs of critical raw materials such as paper, ink, energy, postage and other raw materials.

          Our primary raw material is paper, therefore, the purchase of paper and other raw materials such as ink, energy, postage and items we distribute such as office products and office furniture and goods and services represent a large portion of our costs. Any increases in the costs of these items will also increase our costs. Depending on the nature of such increases we may not be able to pass these costs on to customers through higher prices. Increases in the costs of these items may also adversely impact our customers’ demand for printing and related services as well as for office products and office furniture.

The Company has substantial investment in the credit worthiness and financial condition of our customers.

          The largest asset on the Company's balance sheet on a net basis is our accounts receivable balances from our customers. We grant credit to substantially all of our customers. A decline in financial condition across a significant component of our customer base could hinder our ability to collect amounts owed by customers. In addition, such a decline could result in lower demand for our services. The potential causes of such a decline include national or local economic downturns, the fact that many of our customers are in highly-competitive industries or markets and the impact of regulatory actions may impact the financial stability of our customers.

We may have difficulty adjusting our operating models to meet changing or current market conditions.

    Because the markets in which we compete are highly-competitive, we must continue to improve our operating efficiency in order to maintain or improve our profitability. Although we have been able to improve efficiency and reduce costs in the past, there is no assurance that we will continue to do so in the future. In addition, the need to reduce ongoing operating costs may result in significant up-front costs to reduce workforce, close or consolidate facilities, or upgrade equipment and technology.

We may be unable to grow through acquisitions or to successfully integrate acquired businesses.

    The Company has historically grown through a combination of organic growth and acquisitions. It is critical that the Company achieve the anticipated benefits of acquisitions. The integration of companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. In particular, the coordination of geographically dispersed organizations with differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration of acquired businesses may also require the dedication of significant management resources, which may temporarily shift senior management’s attention from the other day-to-day operations of the Company. Our strategy is, in part, predicated on our ability to realize cost savings and to increase revenues through the acquisition of businesses that strategically enhance our capabilities and services.

We may have difficulty hiring and retaining appropriate employees including senior management.

    Our success depends, in part, on our general ability to attract, develop, motivate and retain highly skilled employees. The loss of a significant number of our employees or the inability to attract, hire, develop, train and retain additional skilled personnel could have a material adverse effect on us. We currently operate in several locations with geographic diversity, individual locations may encounter strong competition from other employers for skilled labor. In addition, many members of our management have significant industry experience and a long track record with us that is important to our continued success. If one or more members of our senior management team leave and we cannot replace them with a suitable candidate quickly, we could experience difficulty in managing our business properly, which could harm our business and results of operations.

We may be negatively impacted by strikes or other work stoppages by our employees.

            We employ approximately 70 persons who are covered by collective bargaining agreements. If our unionized employees were to engage in a concerted strike or other work stoppage, or if our other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both.

We may have increased employee benefit costs for health care and other benefits.

    We provide health care and certain other benefits to our employees. In recent years, costs for health care have increased more rapidly than general inflation in the U.S. economy. If this trend in health care costs continues, our cost to provide such benefits could increase, adversely impacting our business and results of operations.

We may be negatively impacted by declines in general economic conditions or acts of war and terrorism.

    Demand for printing services is highly correlated with general economic conditions. A decline in U.S. economic conditions may, therefore, adversely impact our business and results of operations. Because such outcomes are difficult to predict, the industry may experience excess capacity resulting in declines in prices for our services. The overall business climate may also be impacted by domestic and foreign wars or acts of terrorism. Such acts may have sudden and unpredictable adverse impacts on demand for our services.

We may face adverse pricing pressures as a result of operating in a highly competitive market.

    The markets for our services are highly fragmented and we have a large number of competitors, resulting in a highly competitive market and increasing the risk of adverse pricing pressures in various circumstances outside of our control, including economic downturns.

We are dependent on the the markets utilizing printed materials in lieu of alternative media. If this changes we may be adversely affected.

    In addition to traditional non-print based marketing and advertising channels, online distribution and hosting of media content may gain broad acceptance or preferred status relative to printed materials among consumers generally and have an adverse effect on our business. Consumer acceptance of electronic delivery as well as the extent that consumers may have previously replaced traditional reading of print material with online hosted media contents is uncertain. We have no ability to predict the likelihood that this may occur.

We may be adversely affected by regulatory requirements, tax requirements and The Sarbanes-Oxley Act.

           We are subject to numerous rules and regulations, including, but not limited to, environmental and health and welfare benefit regulations as well as those associated with being a public company as well as numerous federal, state, and local tax rules and regulations. These rules and regulations and associated interpretations may be changed by local, state or federal governments or agencies. Changes in these regulations may result in a significant increase in our compliance costs. Compliance with changes in rules and regulations could require increases to our workforce, increased cost for services, compensation and benefits, or investments in new or upgraded equipment. In addition, audits and examinations of prior years may result in liabilities and additional financial burdens. The Company currently has not been required by the United States Securities and Exchange Commission to report on the effectiveness of its internal controls in accordance with Section 404 of The Sarbanes-Oxley Act. Under current regulations the Company will be required to comply with such requirements in the future. The Company is currently unable to predict the cost or difficulties required to complete such certifications.

We are highly dependent on information technology. If our systems fail or are unreliable our operations may be adversely impacted.

           The efficient operation of our business depends on our information technology infrastructure and our management information systems. In addition, production technology in the printing industry has continued to evolve specifically related to the pre-press component of production. We rely on our management information systems to effectively manage accounting and financial functions, job entry, tracking and cost accumulation and certain purchasing functions as well as fulfillment and inventory management including e-commerce activities. Our information technology infrastructure includes both third party solutions and applications designed and maintained internally. Since our Company operates on multiple platforms, the failure of our information technology infrastructure and/or our management information systems to perform could severely disrupt our business and adversely affect our results of operation. In addition, our information technology infrastructure and/or our management information systems are vulnerable to damage or interruption from natural or man-made disasters, terrorist attacks, computer viruses or hackers, power loss, or other computer systems, Internet telecommunications or data network failures. Any such interruption could adversely affect our business and results of operations.

ITEM 2 - PROPERTIES

           The Company conducts its operations primarily from nineteen (19) different physical locations, thirteen (13) of which are leased and six (6) of which are owned in fee simple by Company subsidiaries.  The Company also owns two facilities of which the operations have been consolidated into other Champion facilities.  The Company also leases other facilities primarily as sales and customer service locations, these operations and locations are not included as core operating facilities.  The Company does not anticipate any issues in regards to the renewal of certain leases when the terms expire.  The properties leased and certain of the lease terms are set forth below and may be subject to periodic adjustments based on the consumer price index:
Property	Division Occupying Property	Square Feet	Annual Rental	Expiration Of Term
2450 1st Avenue Huntington, West Virginia (1)	Chapman Printing- Huntington	85,000	$116,400	2008
1945 5th Avenue Huntington, West Virginia (1)	Stationers	37,025	30,000	2007
615-619 4th Avenue Huntington, West Virginia (1)	Stationers	59,641	21,600	2008
405 Ann Street Parkersburg, West Virginia (1)	Chapman Printing - Parkersburg	36,614	57,600	2008
890 Russell Cave Road Lexington, Kentucky (1)	Chapman Printing - Lexington	20,135	57,600	2007
2800 Lynch Road Evansville, Indiana (1)	Smith & Butterfield	42,375	121,640	2009
1901 Mayview Road Bridgeville, Pennsylvania (1)	Interform Corporation	120,000	293,503	2008
736 Carondelet Street New Orleans, Louisiana (3)	Upton Printing	15,000	-	2007
1515 Central Parkway Cincinnati, Ohio (1)	The Merten Company	40,000	107,163	2011
1214 Main Street Wheeling, West Virginia	CBI - Wheeling	22,000	36,000	2009
3000 Washington St. Charleston, West Virginia (2)	Chapman Printing-Charleston	37,710	147,240	2009
951 Point Marion Rd. Morgantown, West Virginia	Chapman Printing-Charleston	5,850	42,000	2010
120 Hills Plaza Charleston, West Virginia (4)	Champion Output Solutions	22,523	115,992	2011

(1)  Lease is “triple net”, whereby the Company pays for all utilities, insurance, taxes, repairs and maintenance and all other costs associated with properties.

(2)  Champion has an option to purchase building at end of lease term and Williams Land Corporation has an option to put the building to Champion at end of lease term.

(3)  The Upton productions operations were relocated to Baton Rouge in the fourth quarter of  2005 as a result of Hurricane Katrina.  However, the sales and customer service staff continues to operate in New Orleans.  The annual rent excludes a credit for roof repairs paid by Upton of approximately $1,478 per month for 57 months.  In September 2006, the Company bought out the remaining lease term on this property for a one-time aggregate payment of $45,000. As a result of this lease buy-out, the Company must vacate the property no later than March 31, 2007.

 (4)  Lease is gross to the extent it excludes taxes and insurance during the initial lease term. The Company has renewal options through 2019 at various rates and the lease essentially converts to a triple net lease in the renewal period.  The Company has entered into a sublease agreement with an anticipated start date of January 2007, through June 30, 2011, at an annual sublease of $44,370, representing approximately 8,500 square feet.

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

Blue Ridge owns, and operates from, a two-story masonry and steel building of approximately 28,000 square feet and a contiguous 1,692 square foot former residential structure at 544 and 560 Haywood Road, Asheville, North Carolina.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Champion common stock has traded on the National Association of Securities Dealers, Inc. Automated Quotation System (“NASDAQ”) National Market System (now Global Market) since the Offering under the symbol “CHMP.”

The following table sets forth the high and low closing prices for Champion common stock for the period indicated. The range of high and low closing prices are based on data from NASDAQ and does not include retail mark-up, mark-down or commission.

	Fiscal Year 2006		Fiscal Year 2005
	High	Low	High	Low
First quarter	$ 4.50	$ 4.25	$ 3.89	$ 3.47
Second quarter	6.49	4.27	4.38	3.85
Third quarter	9.98	6.05	4.35	3.85
Fourth quarter	7.93	6.30	4.48	4.12

    At the close of business on January 2, 2007, there were 438 shareholders of record of Champion common stock. The shareholders of record are determined by the Company’s transfer agent.

The following table sets forth the quarterly dividends per share declared on Champion common stock.
	Fiscal Year 2007	Fiscal Year 2006	Fiscal Year 2005
First quarter	$0.06	$0.05	$0.05
Second quarter	-	0.05	0.05
Third quarter	-	0.05	0.05
Fourth quarter	-	0.05	0.05

ITEM 6 - SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for each of the five years in the period ended October 31, 2006, have been derived from the Audited Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with the Audited Consolidated Financial Statements, related notes, and the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.

	Year Ended October 31,
	2006 (1)	2005 (1)	2004	2003	2002
	(In thousands, except share and per share data)
OPERATING STATEMENT DATA:
Revenues:
Printing	$106,414	$98,458	$95,325	$96,537	$95,194
Office products and office furniture	38,774	36,467	29,077	25,646	27,690
Total revenues	145,188	134,925	124,402	122,183	122,884

Cost of sales:
Printing	75,016	70,978	69,746	69,889	68,337
Office products and office furniture	26,778	25,694	20,260	17,963	19,855
Total cost of sales	101,794	96,672	90,006	87,852	88,192

Gross profit	43,394	38,253	34,396	34,331	34,692
Selling, general and administrative expense	34,018	34,797	33,058	31,175	30,619
Hurricane and relocation costs, net of recoveries	(377)	1,021	-	-	-

Income from operations	9,753	2,435	1,338	3,156	4,073

Interest income	28	18	7	4	14
Interest expense	(610)	(610)	(301)	(167)	(386)
Other income	32	120	288	10	73

Income before income taxes	9,203	1,963	1,332	3,003	3,774

Income tax	(3,729)	(846)	(582)	(1,235)	(1,566)
Net income	$5,474	$1,117	$750	$1,768	$2,208

Earnings per share:
Basic	$0.56	$0.11	$0.08	$0.18	$0.23
Diluted	0.55	0.11	0.08	0.18	0.23

Dividends per share	$0.20	$0.20	$0.20	$0.20	$0.20
Weighted average common shares outstanding:

Basic	9,818,000	9,735,000	9,729,000	9,714,000	9,714,000
Diluted	9,972,000	9,809,000	9,825,000	9,761,000	9,726,000

(1)
During the fourth quarter of 2005, the Company incurred various charges resulting from Hurricane Katrina. As a result of the hurricane, the Company recorded a pre-tax charge of $1,021,000 or $581,000 net of tax or $0.06 per share on a basic and diluted basis. In 2006, the Company recorded recoveries of approximately $377,000, or $224,000 net of tax or $0.02 per share on a basic and diluted basis.

	At October 31,
	2006	2005	2004	2003	2002
	(In thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$5,487	$3,662	$1,745	$2,172	$4,507
Working capital	25,955	26,081	26,913	26,977	26,072
Total assets	65,989	61,645	64,150	58,469	59,508
Long-term debt (net of current portion) (1)	4,220	6,761	8,257	3,966	1,805
Shareholders' equity	44,777	40,752	41,551	42,691	42,866

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

The Company's net revenues consist primarily of sales of commercial printing, business forms, tags, other printed products, document output solutions including rendering, inserting and mailing, office supplies, office furniture, data products and office design services. The Company recognizes revenues when products are shipped or ownership is transferred and when services are rendered to the customer. The Company's revenues are subject to seasonal fluctuations caused by variations in demand for its products.

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

Asset Impairment: The Company is required to test for asset impairment relating to property and equipment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. The Company applies Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) in order to determine whether or not an asset is impaired. This standard requires an impairment analysis when indicators of impairment are present. If such indicators are present, the standard indicates that if the sum of the future expected cash flows from the Company’s asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

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

Beginning in fiscal year 2002, goodwill and other intangibles are required to be evaluated annually for impairment, according to SFAS No. 142, “Goodwill and Other Intangible Assets.” (SFAS 142). The standard requires a two-step process be performed to analyze whether or not goodwill has been impaired. Step one is to test for potential impairment and requires that the fair value of the reporting unit be compared to its book value including goodwill and other intangibles. If the fair value is higher than the book value, no impairment is recognized. If the fair value is lower than the book value, a second step must be performed. The second step is to measure the amount of impairment loss, if any, and requires that a hypothetical purchase price allocation be done to determine the implied fair value of goodwill and other intangibles. This fair value is then compared to the carrying value of goodwill and other intangibles. If the implied fair value is lower than the carrying value, an impairment must be recorded.

As discussed in the notes to the financial statements, goodwill and other intangibles are recorded at the adjusted book value and were analyzed for impairment with the implementation of SFAS 142. The fair value of the Company’s goodwill and other intangibles was estimated using discounted cash flow methodologies. Based on the analysis, the Company determined that fair value relating to goodwill and other intangibles resulted in an implied fair value greater than the book value recorded for the corresponding goodwill and other intangibles, and therefore, no impairment was recognized in any period subsequent to the adoption of this statement.

The Company believes that the accounting estimate related to the goodwill and other intangibles impairment is a “critical accounting estimate” because the underlying assumptions used for the discounted cash flow can change from period to period and could potentially cause a material impact to the income statement. Management’s assumptions about discount rates, inflation rates and other internal and external economic conditions, such as earnings growth rate, require significant judgment based on fluctuating rates and expected revenues. Additionally, SFAS 142 requires that the goodwill and other intangibles be analyzed for impairment on an annual basis using the assumptions that apply at the time the analysis is updated. Management has discussed the development of these estimates with the audit committee of the board of directors. Additionally, the board of directors has reviewed this disclosure and its relation to MD&A.

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

During 2006, 2005 and 2004, $979,000, $421,000 and $488,000 of bad debt expense was incurred and the allowance for doubtful accounts was $1,558,000, $1,410,000 and $1,422,000 as of October 31, 2006, 2005 and 2004. The actual write-offs for the periods were $832,000, $407,000 and $464,000 during 2006, 2005 and 2004. General economic conditions and specific geographic and customer concerns are major factors that may affect the adequacy of the allowance and may result in a change in the annual bad debt expense.

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

	Year Ended October 31,
	($ In thousands)
	2006		2005		2004
Revenues:
Printing	$106,414	73.3%	$98,458	73.0%	$95,325	76.6%
Office products and office furniture	38,774	26.7%	36,467	27.0%	29,077	23.4%
Total revenues	145,188	100.0%	134,925	100.0%	124,402	100.0%
Cost of sales:
Printing	75,016	51.7%	70,978	52.6%	69,746	56.1%
Office products and office furniture	26,778	18.4%	25,694	19.0%	20,260	16.2%
Total cost of sales	101,794	70.1%	96,672	71.6%	90,006	72.3%
Gross profit	43,394	29.9%	38,253	28.4%	34,396	27.7%
Selling, general and administrative
expenses	34,018	23.5%	34,797	25.8%	33,058	26.6%
Hurricane and relocation costs, net of recoveries	(377)	-0.3%	1,021	0.8%	-	0.0%
Income from operations	9,753	6.7%	2,435	1.8%	1,338	1.1%
Other income (expense):
Interest income	28	0.0%	18	0.0%	7	0.0%
Interest expense	(610)	-0.4%	(610)	-0.4%	(301)	-0.2%
Other income	32	0.0%	120	0.1%	288	0.2%
Income before income taxes	9,203	6.3%	1,963	1.5%	1,332	1.1%
Income tax expense	(3,729)	-2.5%	(846)	-0.7%	(582)	-0.5%
Net income	$5,474	3.8%	$1,117	0.8%	$750	0.6%

The following table is a reconciliation of net income as reported to core net income, which is defined as generally accepted accounting principles (GAAP) net income adjusted for recoveries, net of expenses (Hurricane and relocation expenses), net of tax associated with Hurricane Katrina. The Company believes that events associated with Hurricane Katrina require additional disclosure and therefore, the Company has disclosed additional non-GAAP financial measures in an effort to make the quarterly and annual financial statements more useful to investors.

	Three Months Ended October 31,		Year Ended October 31,
	2006	2005	2006	2005
Net income	$1,973,000	$569,000	$5,474,000	$1,117,000
Recoveries, net of expenses (Hurricane and relocation expenses), net of tax	46,000	(581,000)	224,000	(581,000)
Core net income	$1,927,000	$1,150,000	$5,250,000	$1,698,000

Year Ended October 31, 2006 Compared to Year Ended October 31, 2005

Revenues

Consolidated net revenues were $145.2 million for the year ended October 31, 2006 compared to $134.9 million in the prior fiscal year. This change represents an increase in revenues of approximately $10.3 million, or 7.6%. Printing revenues increased by $8.0 million or 8.1% from $98.5 million in 2005 to $106.4 million in 2006. The increase in printing sales was primarily due to organic growth since there were no new acquisitions since the fourth quarter of 2004. Office products and office furniture revenue increased $2.3 million or 6.3% from $36.5 million in 2005 to $38.8 million in 2006. The increase in revenues for the office products and office furniture segment was primarily attributable to robust office furniture sales in 2006 compared to 2005.

Cost of Sales

Total cost of sales for the year ended October 31, 2006 totaled $101.8 million compared to $96.7 million in the previous year. This change represented an increase of $5.1 million or 5.3% in cost of sales. Printing cost of sales increased $4.0 million, or 5.7% to $75.0 million in 2006 compared to $71.0 million in 2005. Printing cost of sales was higher due to an overall increase in printing sales. This increase was partially offset with an improved gross margin percentage due to lower material and outside purchase costs as a percentage of sales coupled with improved labor and overhead absorption. Office products and office furniture cost of sales increased $1.1 million to $26.8 million in 2006 from $25.7 million in 2005. The increase in office products and office furniture cost of sales is attributable to an increase in office products and office furniture sales. The decrease in office products and office furniture cost of sales as a percent of office products and office furniture sales is primarily reflective of lower furniture costs as a percent of furniture sales and improvements in wholesale pricing factors at Syscan for office supplies.

Operating Expenses and Income

Selling, general and administrative (S,G&A) expenses decreased $779,000 to $34.0 million in 2006 from $34.8 million in 2005. S,G&A as a percentage of net sales represented 23.5% of net sales in 2006 compared with 25.8% of net sales in 2005. This decrease is primarily related to approximately $800,000 in legal related costs associated with various legal settlement accruals and expenses, including a $440,000 settlement related to a Mississippi lawsuit that was present in 2005. The decrease in selling, general and administrative expenses as a percent of sales is primarily a result of higher overall sales coupled with associated cost savings related to personnel adjustments and facility consolidations, as well as the aforementioned legal related costs in 2005 that were not present in 2006.

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

The Company filed insurance claims related to both actual and contingent losses. The Company received an advance to claim payment from an insurance company of $300,000 in February 2006 and final settlement claims of $278,000 in April and May 2006. The Company recorded the $300,000 payment as an insurance recovery and related receivable at January 31, 2006. The Company recorded additional charges of approximately $42,000 in the first quarter of 2006 associated with Hurricane Katrina. The Company received a second advance to claim check in April 2006 in the amount of $200,000 and a full settlement of any and all claims check of $78,000 in May 2006. The Company recorded the aggregate amount of these checks as an insurance recovery and the $78,000 as a related receivable at April 30, 2006. The Company incurred additional charges of $234,000 primarily related to additional inventory valuation reserves and costs associated with relocation in the second quarter of 2006. During the fourth quarter of 2006, the Company successfully negotiated an early lease termination related to its New Orleans location resulting in Katrina related recoveries of approximately $76,000.

Other Income (Expense)

Other expense increased approximately $78,000 from ($472,000) in 2005 to ($550,000) in 2006 due to a  reduction in other income of $89,000. The interest expense was flat on a year to year basis.

Income Taxes

Income taxes as a percentage of income before taxes were 40.5% in 2006 compared with 43.1% in 2005. The decrease in income taxes as a percentage of income before taxes is primarily related to improved absorption regarding the nondeductibility of certain selling related expenses.

The effective income tax rate in 2006 and 2005 approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

For reasons set forth above, net income for 2006 increased approximately $4.4 million to $5.5 million, or $0.56 per share on a basic and $0.55 per share on a diluted basis, from net income of $1.1 million for 2005, or $0.11 per share on a basic and diluted basis.

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

The increase in printing sales was primarily due to the acquisition of Syscan, of which a full years results were reflected in 2005 compared with two months of sales from the Syscan acquisition in 2004. Office products and office furniture revenue increased $7.4 million or 25.4% from $29.1 million in 2004 to $36.5 million in 2005. The increase in revenues for the office products and office furniture segment was primarily attributable to a full years sales in 2005 for Syscan compared with two months of sales from the Syscan acquisition in 2004.

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

       The Company is currently unable to accurately assess the long term effects of Hurricane Katrina on its business and on the macro operating environment in the Gulf States in which the Company operates.  (See Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Year Ended October 31, 2006 Compared to Year Ended October 31, 2005 for an update regarding Hurricane Katrina.)

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

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2006, the Company had $5.5 million of cash and cash equivalents, an increase of $1.8 million from the prior year. Working capital as of October 31, 2006 was $26.0 million, a 0.5% decrease from $26.1 million at October 31, 2005.

The Company has historically used cash generated from operating activities and debt to finance capital expenditures and the cash portion of the purchase price of acquisitions. Management plans to continue making significant investments in equipment and to seek appropriate acquisition candidates. However, to fund the Company's continued expansion of operations, additional financing may be necessary. The Company has two available lines of credit totaling $11.0 million (See Note 3 of the Consolidated Financial Statements). For the foreseeable future including through Fiscal 2007, management believes it can fund operations, meet debt service requirements and make the planned capital expenditures based on the available cash and cash equivalents, cash flow from operations and lines of credit.

Additionally, the Company has minimal amounts of future contracted obligations (See Note 3 and Note 6 of the Consolidated Financial Statements). The Company is not a guarantor of indebtedness of others. The Company’s off balance sheet arrangements at October 31, 2006 relate to the Syscan acquisition and are associated with a put option from Williams Land Corporation to sell a building to the Company for $1.5 million. This option may be exercised no later than 60 days prior to the end of the lease and closing of said purchase cannot exceed 45 days from the end of the lease.

    As of October 31, 2006, the Company had contractual obligations in the form of leases, debt, contingent acquisition payment and equipment purchase obligations as follows:

Payments Due by Fiscal Year
Contractual Obligations	2007	2008	2009	2010	2011	Total

Non-cancelable operating leases	$1,124,779	$890,647	$517,666	$255,056	$157,042	$2,945,190

Term debt	1,614,861	1,091,699	971,460	1,733,354	423,211	5,834,585

Equipment purchase obligations	1,565,000	-	-	-	-	1,565,000

Contingent purchase price acquisition	1,350,725	-	-	-	-	1,350,725

	$5,655,365	$1,982,346	$1,489,126	$1,988,410	$580,253	$11,695,500

    The Company entered into a purchase commitment for a printing press with a manufacturer for $1,850,000. As a result of this commitment, the Company paid this manufacturer a deposit of $185,000 and received an associated trade-in allowance of $100,000 as of October 31, 2006.

Cash Flows from Operating Activities

Cash flows from operating activities for the years ended October 31, 2006, 2005 and 2004 were $10.2 million, $8.3 million and $4.8 million. The increase in cash flows from operating activities for the fiscal year 2006 compared to 2005 was primarily reflective of additional cash generated in 2006 from higher net income. The cash flow increase from operating activities for the fiscal year 2005 compared to 2004 was reflective of additional cash generated in 2005 from changes in assets and liabilities, increased depreciation and amortization expense and higher net income.

Cash Flows from Investing Activities

Cash used in investing activities was ($3.0) million, ($2.7) million and ($7.5) million for the years ended October 31, 2006, 2005 and 2004. Cash flows used in investing activities increased slightly in 2006 compared to 2005 due to higher capital expenditures.  Cash flows used in investing activities decreased in 2005 compared to 2004 due to lower capital expenditures and no acquisitions in 2005.

Cash Flows from Financing Activities

Net cash flows (used in) and provided by financing activities for the years ended October 31, 2006, 2005 and 2004 were ($5.4) million, ($3.7) million and $2.2 million. During 2006, the Company reduced net borrowings by approximately $2.6 million and, after adjusting for non-cash investing and financing activities, reduced net borrowings by $3.9 million. This coupled with dividend payments of $2.0 million, partially offset by stock option proceeds, was reflective of net cash used in financing activities during 2006. During 2005, the Company reduced net borrowings by approximately $1.5 million thus coupled with dividend payments of $1.9 million was reflective of net cash used in financing activities during 2005. During 2004, net borrowings exceeded cash payments thus generating cash flow from financing activities.  Dividends paid in 2006 were $2.0 million and $1.9 million per year in 2005 and 2004.

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

NEWLY ISSUED ACCOUNTING STANDARDS

SAB 108

    In September 2006, the SEC Staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

    Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “rollover” method and the “iron curtain” method. The rollover method focuses primarily on the impact of a misstatement on the income statement-including the reversing effect of prior year misstatements- but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the rollover method for quantifying identified financial statement misstatements.

    In SAB 108, the SEC Staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the rollover methods.

    SAB 108 permits existing public companies to initially apply its provisions by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying value of assets and liabilities as of November 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

    We will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending October 31, 2007. When we initially apply the provisions of SAB 108, we currently anticipate an increase in fixed assets of approximately $95,000, an increase in accounts receivable of approximately $101,000, a decrease in accrued payroll of approximately $215,000, a decrease in accrued professional fees of approximately $83,000 and an increase in retained earnings of approximately $294,000, net of tax, as of November 1, 2006 . The accompanying financial statements do not reflect these adjustments.

FIN 48

    In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), this interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on the financial statements.

EITF 06-3

    In June 2006, the FASB Emerging Issues Tax Force (EITF) issued EITF 06-3 "How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement" (That is, Gross Versus Net Presentation) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The task force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charges for the taxes from the taxing authority within cost of sales, or alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the second quarter of our fiscal year 2007). We do not expect the adoption of EITF 06-3 to have a material impact on our results of operations, financial position or cash flows.

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

     There were none.

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

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the directors of the Company is contained under the captions “Elections of Directors”, “Director Meetings, Committees and Attendance”, “Section 16a Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement, expected to be dated February 19, 2007, with respect to the Annual Meeting of Shareholders to be held on March 19, 2007, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference. Certain information concerning executive officers of the Company appear in “EXECUTIVE OFFICERS OF CHAMPION” at Part I of this report.

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this Item is contained under the captions “Compensation of Directors and Officers”, “Compensation Committee Report on Executive Compensation” and “Stock Performance Graph” in the Company’s definitive Proxy Statement, expected to be dated February 19, 2007, with respect to the Annual Meeting of Shareholders to be held on March 19, 2007, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item is contained under the captions “Equity Compensation Plan Information” and “Ownership of Shares” in the Company’s definitive Proxy Statement, expected to be dated February 19, 2007, with respect to the Annual Meeting of Shareholders to be held on March 19, 2007, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is contained under the caption “Transactions with Directors, Officers and Principal Shareholders” in the Company’s definitive Proxy Statement, expected to be dated February 19, 2007, with respect to the Annual Meeting of Shareholders to be held on March 19, 2007, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is contained under the caption “Independent Accountants” in the Company’s definitive Proxy Statement, expected to be dated February 19, 2007, with respect to the Annual Meeting of Shareholders to be held on March 19, 2007, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

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

$415,000 Commercial Lease Aggrement by and among the company and Firstar Equipment Finance dated as of January 12, 2001, Filed as Exhibit (10.2) to form 10-K dated January 21, 2002, filed January 25, 2002 is incorporated herein by reference.

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

Commercial Security Agreement, $450,050 commercial loan between Champion Industries, Inc. and First Century Bank dated as of March 2, 2003, filed as Exhibit 10.2 to form 10-K dated January 19, 2004 filed January 26, 2004, is incorporated herein by reference.

Business Loan Agreement, $351,000 commercial loan between Champion Industries, Inc. and City National Bank together with promissory note dated as of August 14, 2003, filed as Exhibit 10.3 to form 10-K dated January 19, 2004 filed January 26, 2004, is incorporated herein by reference.

Revolving Credit Agreement, $10,000,000 revolving line of credit between Champion Industries, Inc. and United Bank, Inc. dated as of August 1, 2003, filed as Exhibit 10.4 to form 10-K dated January 19, 2004 filed January 26, 2004, is incorporated herein by reference.

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

$1,000,000 revolving line of credit between Stationers, Inc. and First Sentry Bank dated as of October 7, 2005, files as exhibit 10.1 to Form 10-K dated January 16, 2006 filed January 27, 2006, is incorporated herein by reference.

Lease Agreement dated October 31, 2005, between SANS LLC and Champion Industries, Inc. DBA Chapman Printing Company regarding 951 Point Marion Road Morgantown, West Virginia, filed as Exhibit 10.2 to Form 10-K dated January 16, 2006, filed January 27, 2006, is incorporated herein by reference.

Lease Agreement dated June 28, 2006, between White Properties No. II, LLC and Champion Industries, Inc. regarding 120 Hills Plaza Charleston, West Virginia, filed as Exhibit 10.1 to Form 8-K dated July 3, 2006, filed July 3, 2006 is incorporated herein by reference.

(10.1)	$1,200,000 term note between Champion Industries, Inc. and Community Trust Bank, Inc. dated as of July 28, 2006
Page Exhibit (10.1)-p1

(10.2)	$642,831.68 term note between Champion Industries, Inc. and First Bank of Charleston, Inc. dated as of August 30, 2006
Page Exhibit (10.2)-p1

(14)	Code of Ethics
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

(c)  Financial Statement Schedules - Filed as separate section on page F-34.

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

Date: January 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.
SIGNATURE AND TITLE	DATE

/s/ Lou J. Akers	January 15, 2007
Lou J. Akers, Director

/s/ Philip E. Cline	January 15, 2007
Philip E. Cline, Director

/s/ Harley F. Mooney, Jr.	January 15, 2007
Harley F. Mooney, Jr., Director

/s/ A. Michael Perry	January 15, 2007
A. Michael Perry, Director

/s/ Marshall T. Reynolds	January 15, 2007
Marshall T. Reynolds, Director

/s/ Neal W. Scaggs	January 15, 2007
Neal W. Scaggs, Director

/s/ Glenn W. Wilcox, Sr.	January 15, 2007
Glenn W. Wilcox, Sr., Director

Champion Industries, Inc.

Audited Consolidated Financial Statements and Schedule

October 31, 2006

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
Champion Industries, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Champion Industries, Inc. and Subsidiaries (the “Company”) as of October 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at October 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ BKD, LLP

Evansville, Indiana
December 15, 2006

Champion Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	October 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$5,486,577	$3,661,622
Accounts receivable, net of allowance of $1,558,000 and $1,410,000	20,638,823	19,300,453
Inventories	10,986,590	11,079,726
Other current assets	618,549	629,381
Deferred income tax assets	1,200,037	1,168,526
Total current assets	38,930,576	35,839,708

Property and equipment, at cost:
Land	2,023,375	2,006,375
Buildings and improvements	8,731,280	8,368,720
Machinery and equipment	46,757,859	43,668,900
Equipment under capital leases	-	426,732
Furniture and fixtures	3,620,783	3,492,535
Vehicles	3,453,415	3,629,268
	64,586,712	61,592,530
Less accumulated depreciation	(45,541,027)	(42,894,910)
	19,045,685	18,697,620

Cash surrender value of officers’ life insurance	1,202,696	1,117,484
Goodwill	3,411,511	2,060,786
Other intangibles, net of accumulated amortization	3,125,691	3,697,368
Other assets	272,567	232,204
	8,012,465	7,107,842
Total assets	$65,988,726	$61,645,170

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	October 31,
	2006	2005
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,763,928	$3,584,323
Accrued payroll and commissions	2,169,878	1,714,078
Taxes accrued and withheld	1,394,345	1,106,910
Accrued income taxes	1,107,837	681,763
Accrued expenses	925,070	987,228
Current portion of long-term debt:
Notes payable	1,614,861	1,667,797
Capital lease obligations	-	16,483
Total current liabilities	12,975,919	9,758,582

Long-term debt, net of current portion:
Line of credit	-	1,612,000
Notes payable	4,219,724	5,148,503
Deferred income tax liabilities	3,628,014	3,984,934
Other liabilities	388,384	388,930
Total liabilities	21,212,041	20,892,949

Commitments and contingencies

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized;
9,922,913 and 9,745,913 shares issued
and outstanding	9,922,913	9,745,913
Additional paid-in capital	22,636,620	22,297,670
Retained earnings	12,217,152	8,708,638
Total shareholders’ equity	44,776,685	40,752,221
Total liabilities and shareholders’ equity	$65,988,726	$61,645,170

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended October 31,
	2006	2005	2004
Revenues:
Printing	$106,413,663	$98,458,017	$95,324,314
Office products and office furniture	38,774,213	36,467,219	29,077,258
Total revenues	145,187,876	134,925,236	124,401,572

Cost of sales:
Printing	75,015,978	70,978,621	69,746,212
Office products and office furniture	26,777,539	25,693,958	20,259,542
Total cost of sales	101,793,517	96,672,579	90,005,754

Gross profit	43,394,359	38,252,657	34,395,818

Selling, general and administrative expenses	34,018,288	34,796,990	33,057,699
Hurricane and relocation costs, net of recoveries	(377,276)	1,020,999	-
Income from operations	9,753,347	2,434,668	1,338,119

Other income (expense):
Interest income	28,251	18,472	6,663
Interest expense	(609,881)	(610,787)	(300,742)
Other	31,694	120,436	287,750
	(549,936)	(471,879)	(6,329)
Income before income taxes	9,203,411	1,962,789	1,331,790
Income tax expense	(3,729,563)	(846,155)	(582,092)
Net income	$5,473,848	$1,116,634	$749,698

Earnings per share:
Basic	$0.56	$0.11	$0.08
Diluted	0.55	0.11	0.08

Dividends paid per share	0.20	0.20	0.20

Weighted average shares outstanding:
Basic	9,818,000	9,735,000	9,729,000
Diluted	9,972,000	9,809,000	9,825,000

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, October 31, 2003	9,713,913	$9,713,913	$22,242,047	$10,734,874	$42,690,834

Net income for 2004	-	-	-	749,698	749,698
Dividends ($0.20 per share)	-	-	-	(1,945,783)	(1,945,783)
Stock options exercised	20,000	20,000	36,063		56,063

Balance, October 31, 2004	9,733,913	9,733,913	22,278,110	9,538,789	41,550,812

Net income for 2005	-	-	-	1,116,634	1,116,634
Dividends ($0.20 per share)	-	-	-	(1,946,785)	(1,946,785)
Stock options exercised	12,000	12,000	19,560	-	31,560
Balance, October 31, 2005	9,745,913	9,745,913	22,297,670	8,708,638	40,752,221

Net income for 2006	-	-	-	5,473,848	5,473,848
Dividends ($0.20 per share)	-	-	-	(1,965,334)	(1,965,334)
Stock options exercised	177,000	177,000	338,950	-	515,950

Balance, October 31, 2006	9,922,913	$9,922,913	$22,636,620	$12,217,152	$44,776,685

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Year Ended October 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$5,473,848	$1,116,634	$749,698
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,158,748	4,696,105	4,389,758
Loss (gain) on sale of assets	4,409	(36,516)	(91,420)
Deferred income taxes	(388,431)	(461,308)	(35,866)
Deferred compensation	3,574	7,149	10,723
Bad debt expense	979,089	420,673	487,550
Hurricane and relocation (recoveries) costs	(377,276)	1,020,999	-
Changes in assets and liabilities:
Accounts receivable	(2,239,782)	1,413,579	(268,690)
Inventories	(101,037)	135,596	473,586
Other current assets	10,832	344,451	(4,052)
Accounts payable	1,533,189	(558,876)	(616,230)
Accrued payroll and commissions	455,799	(64,658)	148,799
Taxes accrued and withheld	287,435	(182,614)	(88,742)
Accrued income taxes	426,074	546,207	(501,213)
Accrued expenses	(62,158)	(41,018)	166,236
Other liabilities	(4,120)	(46,585)	(6,590)
Net cash provided by operating activities	10,160,193	8,309,818	4,813,547
Cash flows from investing activities:
Purchase of property and equipment	(2,951,610)	(2,736,561)	(4,973,834)
Proceeds from sale of fixed assets	135,846	301,559	850,287
Businesses acquired, net of cash received	-	-	(3,034,886)
Goodwill and other intangible additions	-	(359,648)	(227,161)
Change in other assets	(52,362)	171,670	(76,437)
Increase in cash surrender value	(85,212)	(77,970)	(18,719)
Net cash used in investing activities	(2,953,338)	(2,700,950)	(7,480,750)
Cash flows from financing activities:
Borrowings on line of credit	10,884,000	7,719,000	8,294,591
Payments on line of credit	(12,496,000)	(8,407,000)	(7,581,259)
Proceeds from long-term debt	1,091,843	605,000	5,520,000
Principal payments on long-term debt	(3,412,359)	(1,694,478)	(2,102,665)
Proceeds from exercise of stock options	515,950	31,560	56,063
Dividends paid	(1,965,334)	(1,946,785)	(1,945,783)
Net cash (used in) provided by financing activities	(5,381,900)	(3,692,703)	2,240,947
Net increase (decrease) in cash and cash equivalents	1,824,955	1,916,165	(426,256)
Cash and cash equivalents at beginning of year	3,661,622	1,745,457	2,171,713
Cash and cash equivalents at end of year	$5,486,577	$3,661,622	$1,745,457

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

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash on deposit with banks, repurchase agreements for government securities and a money market account, all highly liquid investments with an original maturity of three months or less. At October 31, 2006, the Company held overnight repurchase agreements for $1,487,000 of government securities with stated interest rates of 4.88%. The Company did not have any overnight repurchase agreements at October 31, 2005.

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

During 2006, 2005 and 2004, $979,000, $421,000 and $488,000 of bad debt expense was incurred and the allowance for doubtful accounts was $1,558,000, $1,410,000 and $1,422,000 as of October 31, 2006, 2005 and 2004. The actual write-offs for the periods were $832,000, $407,000 and $464,000 during 2006, 2005 and 2004. The actual write-offs occur when it is determined an account will not be collected. General economic conditions and specific geographic and customer concerns are major factors that may affect the adequacy of the allowance and may result in a change in the annual bad debt expense.

No individual customer represented greater than 5.00% and 4.00% of the gross outstanding accounts receivable at October 31, 2006 and 2005. The Company’s ten largest accounts receivable balances represented 19.85% and 13.64% of gross outstanding accounts receivable at October 31, 2006 and 2005.

Inventories

Inventories are principally stated at the lower of first-in, first-out, cost or market. Manufactured finished goods and work-in-process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs” (SFAS 151), an amendment of ARB No. 43, chapter 4. SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material. SFAS 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard did not have a material effect on the Company’s financial statements.

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

Major renewals, betterments and replacements are capitalized while maintenance and repair costs are charged to operations as incurred. Upon the sale or disposition of assets, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in income. Depreciation expense approximated $3,786,000, $4,292,000 and $4,100,000 for the years ended October 31, 2006, 2005 and 2004.

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

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company adopted these standards with its fiscal year beginning November 1, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) is no longer amortized but is subject to annual impairment tests in accordance with SFAS 142 except in the year of adoption where companies were required to evaluate impairment at the beginning of the year and again at a recurring annual date. The first step in the impairment analysis is a screen for potential impairment and was required to be completed within six months of adopting SFAS 142. The second step if required, measures the amount of impairment. The Company completed step one of the initial impairment analysis and the subsequent annual analysis during the second and fourth quarters of 2002. Additionally, this analysis was performed in the fourth quarter of each year thereafter. The application of the requirements of this standard did not result in an impairment charge.

Advertising Costs

    Advertising costs are expensed as incurred. Advertising expense for the years ended October 31, 2006, 2005 and 2004 approximated $647,000, $617,000, and $641,000.

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options using the treasury stock method. The effect of dilutive stock options increased weighted average shares outstanding by 154,000, 74,000 and 96,000 for the years ended October 31, 2006, 2005 and 2004.

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

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which supersedes EITF No. 94-3, “Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity.” SFAS 146 requires companies to record liabilities for costs associated

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard was effective for exit or disposal activities that were initiated after December 31, 2002.  During the second quarter of 2004, the Company recognized costs associated with facility consolidations of approximately $150,000 and personnel severance related costs of approximately $37,000. During the fourth quarter of 2005, the Company recognized costs associated with facility related costs, equipment costs, operational costs from lost business and uncollectible receivables, personnel costs, inventory related costs and relocation costs aggregating approximately $1.0 million associated with Hurricane Katrina. In 2006, the Company recognized recoveries, net of expenses associated with Hurricane Katrina of approximately $377,000.

Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R). This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard was interim and annual periods beginning after June 15, 2005. On April 14, 2005, the United States Securities and Exchange Commission amended the effective date of this standard to the beginning of a company’s fiscal year that begins after June 15, 2005. Therefore, the effective date of this standard for the Company was November 1, 2005. Since the Company’s employee stock options vest immediately in the year granted, the initial adoption of this standard did not have any affect on the Company’s financial statements. However, the Company will be required to expense the value of the employee stock options when future options are granted.  There were no stock option grants in 2006.

Before the adoption of SFAS 123R, the Company has elected to followed the intrinsic value method in accounting for its employee stock options. Accordingly, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005 and 2004 respectively: risk-free interest rates of 4.34% and 4.03%; dividend yields of 4.72% and 4.21%; volatility factors of the expected market price of the Company's common stock of 45.1% and 54.0%; and a weighted-average expected life of the option of 4 years.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options was expensed in the year granted since the options vested immediately. The Company's pro forma information for the years ended October 31 are as follows:

	Year Ended October 31,
	2006 (1)	2005	2004

Net income as reported	$5,473,848	$1,116,634	$749,698
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	-	296,400	183,270
Pro forma net income	$5,473,848	$820,234	$566,428
Earnings per share:
Basic, as reported	$0.56	$0.11	$0.08
Basic, pro forma	$0.56	$0.08	$0.06

Diluted, as reported	$0.55	$0.11	$0.08
Diluted, pro forma	$0.55	$0.08	$0.06

(1) Not applicable, since the Company adopted SFAS 123R on November 1, 2005 and there were no stock options granted during 2006.

SAB 108

    In September 2006, the SEC Staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

    Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “rollover” method and the “iron curtain” method. The rollover method focuses primarily on the impact of a misstatement on the income statement-including the reversing effect of prior year misstatements- but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the rollover method for quantifying identified financial statement misstatements.

    In SAB 108, the SEC Staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the rollover methods.

    SAB 108 permits existing public companies to initially apply its provisions by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying value of assets and liabilities as of November 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

     We will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending October 31, 2007. When we initially apply the provisions of SAB 108, we currently anticipate an increase in fixed assets of approximately $95,000, an increase in accounts receivable of approximately $101,000, a decrease in accrued payroll of approximately $215,000, a decrease in accrued professional fees of approximately $83,000 and an increase in retained earnings of approximately $294,000, net of tax, as of November 1, 2006 . The accompanying financial statements do not reflect these adjustments.

FIN 48

    In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), this interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on the financial statements.

EITF 06-3

    In June 2006, the FASB Emerging Issues Tax Force (EITF) issued EITF 06-3 "How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement" (That is, Gross Versus Net Presentation) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The task force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charges for the taxes from the taxing authority within cost of sales, or alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the second quarter of our fiscal year 2007). We do not expect the adoption of EITF 06-3 to have a material impact on our results of operations, financial position or cash flow.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current year financial statement presentation.

2. Inventories

Inventories consisted of the following:
	October 31,
	2006	2005
Printing:
Raw materials	$2,121,843	$2,198,882
Work in process	1,800,517	1,766,862
Finished goods	4,404,162	4,013,041
Office products and office furniture	2,660,068	3,100,941
	$10,986,590	$11,079,726

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Long-term Debt

Long-term debt consisted of the following:
	October 31,
	2006	2005
Secured term note payable to a bank, due in monthly principal and interest installments approximating $53,633 at October 31, 2006 and $93,279 at October 31, 2005 with interest at the Wall Street Journal prime rate maturing October 2008, collateralized by substantially all assets of the Syscan Corporation and the Chapman Printing Charleston division.	$452,386	$3,024,861
Installment notes payable to banks, due in monthly installments plus interest at rates approximating the bank’s prime rate maturing in various periods ranging from April 2008 - September 2011, collateralized by equipment, vehicles, inventory and accounts receivable.	5,382,199	3,791,439
Capital lease obligations, due in monthly installments totaling $8,322 through December 2005 at a fixed rate of interest of 7.0%.	-	16,483
	5,834,585	6,832,783
Less current portion	1,614,861	1,684,280
Long-term debt, net of current portion	$4,219,724	$5,148,503

The unsecured term note agreements contain restrictive financial covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these covenants at October 31, 2006.

Maturities of long-term debt for each of the next five years follow:

2007	$1,614,861
2008	1,091,699
2009	971,460
2010	1,733,354
2011	423,211
$5,834,585

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

On August 1, 2003, the Company obtained an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at the prime rate of interest. The line of credit expires in July 2008 and contains certain restrictive financial covenants. The line of credit essentially replaced a previous $10,000,000 facility with another bank. The Company had outstanding borrowings of approximately $0 and $1.6 million under this facility at October 31, 2006 and 2005.

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in April 2007 and contains certain financial covenants. There were no borrowings outstanding under this facility at October 31, 2006 or 2005.

 In December 2006, the Company entered into a $1,351,225 five year term debt agreement with a bank with interest at prime rate.

         The prime rate, the base interest rate on the above loans, approximated 8.25% and 6.75% at October 31, 2006 and 2005. Interest paid during the years ended October 31, 2006, 2005 and 2004 approximated $616,000, $615,000 and $320,000. The Company capitalized interest of $19,000 during fiscal 2004 related to the purchase of a building in Baton Rouge, Louisiana.

The Company’s non-cash activities for 2006, 2005 and 2004 included equipment purchases of approximately $1,322,000, $277,000 and $0, which were financed by a bank and the accrual for the contingent earn out payment to Syscan of $1,350,725 in 2006.

4. Employee Benefit Plans

The Company had a Profit Sharing Plan that covered all eligible employees and qualified as a Savings Plan under Section 401(k) of the Internal Revenue Code. Effective January 1, 1998, the Profit Sharing Plan was merged into The Champion Industries, Inc. 401(k) Plan (the “Plan”). The Plan covers all eligible employees who satisfy the age and service requirements. Each participant may elect to contribute up to 15% of annual compensation and the Company is obligated to contribute 100% of the participant’s contribution not to exceed 2% of the participant’s annual compensation. The Company may make discretionary contributions to the Plan. The Company’s expense under these Plans was approximately $437,000, $447,000 and $383,000 for the years ended October 31, 2006, 2005 and 2004.

The Company’s accrued vacation liability as of October 31, 2006 and 2005 was approximately $605,000 and $668,000. This item is classified as a component of accrued expenses on the financial statements.

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

    The option price per share for incentive stock options shall not be lower than the fair market value of the common stock at the date of grant. The option price per share for non-qualified stock options shall be at such price as the Compensation Committee of the Board of Directors may determine at its sole discretion. All options to date are incentive stock options. Exercise prices for options outstanding as of October 31, 2006 ranged from $2.49 to $4.29. Options vest immediately and may be exercised within five years from the date of grant. The weighted average remaining contractual life of those options is 3.00 years.

A summary of the Company’s stock option activity and related information for the years ended October 31 follows:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2006	Price	2005	Price	2004	Price

Outstanding-beginning of year	570,000	$3.67	379,000	$3.33	312,000	$3.25
Granted	-	-	247,000	4.26	123,000	4.29
Exercised	(177,000)	2.91	(12,000)	2.63	(20,000)	2.80
Forfeited or expired	(11,000)	3.80	(44,000)	4.26	(36,000)	6.26
Outstanding-end of year	382,000	4.01	570,000	3.67	379,000	3.33
Weighted average fair value of options granted during the year	$–		$1.20		$1.49

A summary of stock options outstanding and exercisable at October 31, 2006, follows:

Exercise	Number	Remaining
Price	Outstanding	Life
2.49	21,000	0.05
2.77	37,000	1.12
4.29	98,000	2.13
4.26	226,000	3.96

The Company has a deferred compensation agreement with one employee of Blue Ridge Printing Co., Inc. providing for payments totaling approximately $500,000 over a ten year period after retirement. The Company had accrued approximately $375,000 and $372,000 at October 31, 2006 and 2005 relating to this agreement. The amount expensed for this agreement for the years ended October 31, 2006, 2005 and 2004 approximated $4,000, $7,000 and $11,000. To assist in funding the deferred compensation agreement, the

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Company has invested in life insurance policies, which had a cash surrender value of approximately $567,000 and $509,000 for years 2006 and 2005.

5. Income Taxes

Income tax expense consisted of the following:

	Year Ended October 31,
	2006	2005	2004
Current expense:
Federal	$3,282,566	$1,009,920	$461,383
State	835,428	297,543	156,575
Deferred benefit	(388,431)	(461,308)	(35,866)
	$3,729,563	$846,155	$582,092

Deferred tax assets and liabilities are as follows:
	October 31,
	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$633,118	$574,083
Deferred compensation	150,122	150,122
Net operating loss carryforward of acquired companies	458,519	649,074
Accrued vacation	238,055	270,946
Other accrued liabilities	183,973	180,254
Other assets	232,422	172,576
Gross deferred tax assets	1,896,209	1,997,055

Deferred tax liabilities:
Property and equipment	2,669,440	3,074,502
Intangible assets	1,351,429	1,435,644
Gross deferred tax liability	4,020,869	4,510,146
Net deferred tax liabilities before valuation allowance	2,124,660	2,513,091

Valuation allowance:
Beginning balance	303,317	285,250
Increase during the period	-	18,067
Ending balance	303,317	303,317
Net deferred tax liabilities	$2,427,977	$2,816,408

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

       The above net deferred tax liability is presented on the balance sheet as follows:

	2006	2005
Deferred tax asset - current	$1,200,037	$1,168,526
Deferred tax liability - long-term	(3,628,014)	(3,984,934)
	$(2,427,977)	$(2,816,408)

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended October 31,
	2006	2005	2004

Statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	5.2	6.5	7.5
Change in valuation allowance	-	0.6	-
Selling expenses	0.7	4.0	5.7
Cash surrender value of life insurance accretion	(0.3)	(1.4)	(1.3)
Other	0.9	(0.6)	(2.2)
Effective tax rate	40.5%	43.1%	43.7%

Income taxes paid during the years ended October 31, 2006, 2005 and 2004 approximated $3,608,000, $930,000 and $1,119,000.

The Company has available for income tax purposes net operating loss carryforwards from acquired companies of approximately $958,000, of which $26,000 expires in 2011, $899,000 in 2012, and $33,000 in 2013.  The Company has available for state income tax purposes net operating loss carryforwards from acquired companies of approximately $1,677,000 of which $60,000 expires in 2012, $108,000 expires in 2013, $306,000 expires in 2014, $268,000 expires in 2015, $478,000 expires in 2016, $48,000 expires in 2018, $120,000 expires in 2019, $281,000 expires in 2020 and $8,000 expires in 2021. There was no change in the valuation allowance in 2006.  During 2005, the valuation allowance increased by $18,067 which is primarily reflective of the losses incurred during 2005 in Mississippi of which the realizability of the utilization of the resulting net operating losses resulted in an increase in the valuation allowance.  There was no change in the valuation allowance in 2004.

6. Related Party Transactions and Operating Lease Commitments

The Company leases operating facilities from entities controlled by its Chief Executive Officer, his family and affiliates as well as facilities controlled by a Company owned by the former sole owner of Syscan

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

pursuant to the acquisition of Syscan (see note 8). The original terms of these leases, which are accounted for as operating leases, range from two to fifteen years.

A summary of significant related party transactions follows:

	Year Ended October 31,
	2006	2005	2004
Rent expense paid to affiliated entities for
for operating facilities	$449,000	$519,000	$394,000
Sales of office products, office furniture and printing services to affiliated entities	693,000	1,030,000	1,066,000

In addition, the Company leases property and equipment from unrelated entities under operating leases. Rent expense amounted to $714,000, $807,000 and $862,000 for the years ended October 31, 2006, 2005 and 2004.

Under the terms and conditions of the above-mentioned leases, the Company is primarily responsible for all taxes, assessments, maintenance, repairs or replacements, utilities and insurance. The Champion Output Solutions' lease excludes taxes and insurance during the initial lease term. The Company has renewal options for certain leases covering varying periods.

Future minimum rental commitments for all noncancelable operating leases including related party commitments with initial terms of one year or more consisted of the following at October 31, 2006:
2007	$1,124,779
2008	890,647
2009	517,666
2010	255,056
2011	157,042
$2,945,190

The Company participates in a self-insurance program for employee health care benefits with affiliates controlled by its Chief Executive Officer and as such is responsible for paying claims of company participants as required by the plan document. The Company is allocated costs primarily related to the reinsurance premiums based on its proportionate share to provide such benefits to its employees. The Company’s expense related to this program for the years ended October 31, 2006, 2005 and 2004 was approximately $3,792,000, $3,236,000 and $3,197,000.

During 2006, 2005 and 2004, the Company utilized an aircraft from an entity controlled by its Chief Executive Officer and reimbursed the controlled entity for the use of the aircraft, fuel, aircrew, ramp fees and other expenses attendant to the Company’s use, in amounts aggregating $119,000, $118,000 and $95,000. The Company believes that such

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

amounts are at or below the market rate charged by third-party commercial charter companies for similar aircraft.

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

    The Company is subject to various claims and legal actions, other than the claim discussed above, that arise in the ordinary course of business as well as various governmental audits and examinations. In the opinion of management, after consulting with legal counsel where applicable, the Company believes that the ultimate resolution of these claims, audits and legal actions will not have a material effect on the consolidated financial statements of the Company.

    The Company entered into a purchase commitment for a printing press with a manufacturer for $1,850,000. As a result of this commitment, the Company paid this manufacturer a deposit of $185,000 and received an associated trade-in allowance of $100,000 as of October 31, 2006.

8. Acquisitions

On September 7, 2004, the Company acquired all the issued and outstanding capital stock of Syscan Corporation (“Syscan”), a West Virginia corporation, for a cash price of $3,500,000 and a contingent purchase price, dependent upon satisfaction of certain conditions, not to exceed the amount of $1,500,000.  On December 14, 2006, the Company paid the contingent purchase price in the amount of $1,350,725. This amount was accrued at October 31, 2006. The Company also purchased a building from an entity controlled by Syscan’s sole shareholder for $117,000 concurrent with the Syscan acquisition. After considering the cash received, the acquisition of a building and acquisition costs the net assets acquired totaled approximately $2,688,000. Syscan Corporation is a provider of integrated business products, with a primary emphasis on office and data products, printing, mailing and fulfillment services, and office furniture. The acquisition was consummated based on significant identified synergies which could be achieved due to a duplication of market territory. The acquisition brought additional supply chain management and mailing expertise to the Company and allowed Syscan to offer a broader array of printing services to its existing customer base.

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

Two months of operations of Syscan Corporation are included in the Company’s Statement of Operations commencing concurrent with the acquisition in 2004, and a full year of operations are included in the 2005 and 2006 Statements of Operations.

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

The identifiable intangible assets of Syscan are being amortized on a straight-line basis over a period of 7 years for the non-compete agreement and 20 years for the customer relationships. The weighted average life of the intangible assets at the acquisition date was approximately 16 years.  The contingent purchase price of $1,350,725 was recorded as a component of goodwill at October 31, 2006.

On May 13, 2004, the Company acquired certain assets of Cincinnati, Ohio Westerman Print Company.

Pro forma financial information and all disclosures required by SFAS 141 and SFAS 142 related to these acquisitions have not been presented because such information would not be materially different from amounts reported herein or is not significant.

All of the above transactions have been accounted for using the purchase method of accounting.

9. Industry Segment Information

The Company operates principally in two industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms); and the sale of office products and office furniture including interior design services. The Company employs approximately 730 people, of whom approximately 70 or 10% are covered by a collective bargaining agreement, which expires on May 31, 2010.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The table below presents information about reported segments for the years ended October 31:
2006	Printing	Office Products & Furniture	Total
Revenues	$120,891,348	$47,758,730	$168,650,078
Elimination of intersegment revenue	(14,477,685)	(8,984,517)	(23,462,202)
Consolidated revenues	$106,413,663	$38,774,213	$145,187,876
Operating income	6,804,181	2,949,166	9,753,347
Depreciation & amortization	3,975,850	182,898	4,158,748
Capital expenditures	3,995,745	278,184	4,273,929
Identifiable assets	53,714,643	12,274,083	65,988,726
Goodwill	2,226,837	1,184,674	3,411,511

2005	Printing	Office Products & Furniture	Total
Revenues	$112,680,275	$44,931,089	$157,611,364
Elimination of intersegment revenue	(14,222,258)	(8,463,870)	(22,686,128)
Consolidated revenues	$98,458,017	$36,467,219	$134,925,236
Operating income	779,790	1,654,878	2,434,668
Depreciation & amortization	4,546,612	149,493	4,696,105
Capital expenditures	2,821,379	192,207	3,013,586
Identifiable assets	51,014,174	10,630,996	61,645,170
Goodwill	1,774,344	286,442	2,060,786

2004	Printing	Office Products & Furniture	Total
Revenues	$107,696,605	$34,919,102	$142,615,707
Elimination of intersegment revenue	(12,372,291)	(5,841,844)	(18,214,135)
Consolidated revenues	$95,324,314	$29,077,258	$124,401,572
Operating income	632,232	705,887	1,338,119
Depreciation & amortization	4,247,164	142,594	4,389,758
Capital expenditures	4,912,115	61,719	4,973,834
Identifiable assets	54,378,626	9,771,258	64,149,884
Goodwill	1,774,344	286,442	2,060,786

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A reconciliation of total segment revenue, assets and operating income to consolidated income before income taxes for the years ended October 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Revenues:
Total segment revenues	$168,650,078	$157,611,364	$142,615,707
Elimination of intersegment revenue	(23,462,202)	(22,686,128)	(18,214,135)
Consolidated revenue	$145,187,876	$134,925,236	$124,401,572

Operating income:
Total segment operating income	$9,753,347	$2,434,668	$1,338,119
Interest income	28,251	18,472	6,663
Interest expense	(609,881)	(610,787)	(300,742)
Other income	31,694	120,436	287,750
Consolidated income before income taxes	$9,203,411	$1,962,789	$1,331,790

Identifiable assets:
Total segment identifiable assets	$65,988,726	$61,645,170	$64,149,884
Elimination of intersegment assets	-	-	-
Total consolidated assets	$65,988,726	$61,645,170	$64,149,884

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The costs associated with the aforementioned relocation of the Blue Ridge and Baton Rouge consolidations were reflected in the consolidated statements of operations statement in the category where the expenses historically have been classified and are part of the printing segment.

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

The Company filed insurance claims related to both actual and contingent losses. The Company received an advance to claim from an insurance company of $300,000 in February 2006. A second advance to claim of $200,000 was received in April 2006 and a check in the amount of $78,000 in full settlement of any and all claims was received in May 2006. The Company recorded all of the payments as insurance recoveries for the year ended October 31, 2006.

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
3.)
The allowance for doubtful accounts charge represents accounts receivable specifically reserved based on a collectibility analysis performed by the Company using the most current available information for customers located in the New Orleans area at that time;

4.)	The relocation costs represent costs of closing the New Orleans production facility and associated costs of moving equipment.

The following table summarizes the cumulative costs incurred as October 31, 2006 relating to Hurricane Katrina.

Personnel	$88,423
Plant	745,035
Allowance for doubtful accounts	208,310
Moving and relocation costs	255,215

Total pre-tax hurricane expense	1,296,983

Lease settlement recovery	75,583
Insurance recoveries	577,677

Total recoveries	653,260

Cumulative impact of Hurricane Katrina, net	$643,723

    The Company recorded costs of $1,020,999 for the three months ended October, 31 2005 and costs of $275,984 and recoveries of $653,260 for the year ended October 31, 2006 relating to Hurricane Katrina.

    The costs and recoveries associated with Hurricane Katrina are reflected in the consolidated statements of operations in the category “Hurricane and relocation costs, net of recoveries” and are part of the printing segment.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11. Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. The fair value of long-term debt was estimated using discounted cash flows and it approximates its carrying value.

12. Acquired Intangible Assets and Goodwill

	2006		2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable
intangible assets:
Non-compete agreement	$1,000,000	$309,524	$1,000,000	$166,667
Customer relationships	2,451,073	294,348	2,661,610	160,554
Other	509,946	231,456	509,946	146,967
	3,961,019	835,328	4,171,556	474,188

Unamortizable
intangible assets:
Goodwill	3,918,789	507,278	2,568,064	507,278
Total goodwill and other intangibles	$7,879,808	$1,342,606	$6,739,620	$981,466

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Amortization expense for the years ended October 31, 2006, 2005 and 2004 was $361,000, $358,000 and $104,000 respectively. Estimated amortization expense for each of the following years is:

2007	$349,444
2008	344,338
2009	303,366
2010	282,455
2011	258,645
Thereafter	1,587,443
$3,125,691

The changes in the carrying amount of goodwill for the years ended October 31, 2006 and 2005 were:

	2006	2005
Balance as of November 1, 2005 and 2004	$2,060,786	$2,060,786
Goodwill acquired during the year additions	1,350,725	-

Balance as of October 31, 2006 and 2005	$3,411,511	$2,060,786

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The changes in the carrying amounts of goodwill and other intangibles attribute to each segment at October 31, 2006 and 2005 are as follows:
GOODWILL
	October 31, 2005	Amortization Expense	Other	October 31, 2006
Printing	$1,774,344	$-	$452,493	$2,226,837
Office products & furniture	286,442	-	898,232	1,184,674

Total	$2,060,786	$-	$1,350,725	$3,411,511

	October 31, 2004	Amortization Expense	Other	October 31, 2005
Printing	$1,774,344	$-	$-	$1,774,344
Office products & furniture	286,442	-	-	286,442

Total	$2,060,786	$-	$-	$2,060,786

OTHER INTANGIBLES
	October 31, 2005	Amortization Expense	Other	October 31, 2006
Printing	$1,448,342	$164,912	$(70,531)	$1,212,899
Office products & furniture	2,249,026	196,228	(140,006)	1,912,792

Total	$3,697,368	$361,140	$(210,537)	$3,125,691

	October 31, 2004	Amortization Expense	Other	October 31, 2005
Printing	$1,498,323	$159,582	$109,601	$1,448,342
Office products & furniture	2,313,728	198,339	133,637	2,249,026

Total	$3,812,051	$357,921	$243,238	$3,697,368

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

Goodwill and Intangible Assets

We evaluate the recoverability of the goodwill and intangible assets of each of our reporting units as required under SFAS 142 by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based on historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit.

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14. Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Income	Weighted Average Shares	Per Share Amount
Year Ended October 31, 2006
Net income	$5,473,848
Basic earnings per share
Income available to common shareholders	5,473,848	9,818,000	$0.56
Effect of dilutive securities stock options		154,000
Diluted earnings per share
Income available to common shareholders and assumed conversions	$5,473,848	9,972,000	$0.55

Year Ended October 31, 2005
Net income	$1,116,634
Basic earnings per share
Income available to common shareholders	1,116,634	9,735,000	$0.11
Effect of dilutive securities stock options		74,000
Diluted earnings per share
Income available to common shareholders and assumed conversions	$1,116,634	9,809,000	$0.11

Year Ended October 31, 2004
Net income	$749,698
Basic earnings per share
Income available to common shareholders	749,698	9,729,000	$0.08
Effect of dilutive securities stock options		96,000
Diluted earnings per share
Income available to common shareholders and assumed conversions	$749,698	9,825,000	$0.08

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

15. Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended October 31, 2006 and 2005.
	First Quarter (1)	Second Quarter (2)	Third Quarter	Fourth Quarter (3)
Revenues
2006	$36,292,000	$37,421,000	$34,510,000	$36,965,000
2005	$34,440,000	$33,552,000	$32,255,000	$34,678,000

Gross profit
2006	$10,597,000	$11,512,000	$9,758,000	$11,527,000
2005	$9,511,000	$9,207,000	$9,258,000	$10,276,000

Net income (loss)
2006	$1,146,000	$1,578,000	$777,000	$1,973,000
2005	$263,000	$(97,000)	$382,000	$569,000
Earnings (loss) per share
Basic
2006	$0.12	$0.16	$0.08	$0.20
2005	$0.03	$(0.01)	$0.04	$0.06

Diluted
2006	$0.12	$0.16	$0.08	$0.20
2005	$0.03	$(0.01)	$0.04	$0.06

Weighted average shares outstanding
Basic
2006	9,746,000	9,746,000	9,865,000	9,916,000
2005	9,734,000	9,734,000	9,734,000	9,739,000

Diluted
2006	9,831,000	9,947,000	10,089,000	10,087,000
2005	9,802,000	9,734,000	9,812,000	9,820,000

(1) Includes in 2006, approximately $258,000 of pre-tax recoveries, net of expenses, associated with Hurricane Katrina. (See Note 10 of the Consolidated Financial Statements.)

(2) Includes in 2005, approximately $800,000 in pre-tax charges related to various legal related costs associated with various legal settlements, accruals and expenses, including $440,000 settlement related to a Mississippi lawsuit. (See Note 7 Commitments and Contingencies.) Includes in 2006, pre-tax recoveries, net of expenses, associated with Hurricane Katrina of $44,000. (See Note 10 of the Consolidated Financial Statements.)

(3) Includes in 2005, approximately $1.0 million of pre-tax charges incurred as a result of Hurricane Katrina. Includes in 2006, approximately $76,000 in pre-tax recoveries associated with Hurricane Katrina. (See Note 10 of the Consolidated Financial Statements.)

Champion Industries, Inc. and Subsidiaries

Schedule II

Valuation and Qualifying Accounts

Years Ended October 31, 2006, 2005 and 2004

Description	Balance at beginning of period	Balances of acquired companies	Additions charged to costs and expenses	Deductions (1)	Balance at end of period
2006
Allowance for doubtful accounts	$1,410,308	$-	$979,089	$(831,502)	$1,557,895

2005
Allowance for doubtful accounts	$1,421,922	$(25,000)	$420,673	$(407,287)	$1,410,308

2004
Allowance for doubtful accounts	$1,190,996	$207,250	$487,550	$(463,874)	$1,421,922

(1)	Uncollectible accounts written off, net of recoveries.

F-34