Form 10-Q
period 2007-01-31
CHAMPION INDUSTRIES INC
filed 2007-03-09
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
                                                                                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JANUARY 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____No ✓  .

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2007
Common stock, $1.00 par value per share	9,956,913 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	January 31,	October 31,
	2007 (Unaudited)	2006 (Audited)
Current assets:
Cash and cash equivalents	$ 3,982,610	$ 5,486,577
Accounts receivable, net of allowance of $1,511,000 and $1,558,000	20,477,830	20,638,823
Inventories	11,195,925	10,986,590
Other current assets	1,028,889	618,549
Deferred income tax assets	1,200,037	1,200,037
Total current assets	37,885,291	38,930,576

Property and equipment, at cost:
Land	2,023,375	2,023,375
Buildings and improvements	9,088,304	8,731,280
Machinery and equipment	47,441,766	46,757,859
Furniture and fixtures	3,674,343	3,620,783
Vehicles	3,406,382	3,453,415
	65,634,170	64,586,712
Less accumulated depreciation	(46,317,081)	(45,541,027)
	19,317,089	19,045,685

Cash surrender value of officers’ life insurance	1,202,696	1,202,696
Goodwill	3,411,511	3,411,511
Other intangibles, net of accumulated amortization	3,038,330	3,125,691
Other assets	273,074	272,567
	7,925,611	8,012,465
Total assets	$ 65,127,991	$ 65,988,726
See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	January 31,	October 31,
	2007 (Unaudited)	2006 (Audited)
Current liabilities:
Accounts payable	$ 3,833,402	$ 5,763,928
Accrued payroll	1,893,616	2,169,878
Taxes accrued and withheld	1,397,666	1,394,345
Accrued income taxes	1,155,296	1,107,837
Accrued expenses	997,401	925,070
Current portion of long-term debt	1,376,434	1,614,861
Total current liabilities	10,653,815	12,975,919

Long-term debt, net of current portion	4,900,218	4,219,724
Other liabilities	387,752	388,384
Deferred income tax liabilities	3,628,014	3,628,014
Total liabilities	19,569,799	21,212,041
Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,956,913 and 9,922,913 shares issued and outstanding	9,956,913	9,922,913
Additional paid-in capital	22,712,060	22,636,620
Retained earnings	12,889,219	12,217,152
Total shareholders’ equity	45,558,192	44,776,685
Total liabilities and shareholders’ equity	$ 65,127,991	$ 65,988,726

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended January 31,
	2007	2006
Revenues:
Printing	$ 25,862,367	$ 26,165,649
Office products and office furniture	9,076,966	10,126,059
Total revenues	34,939,333	36,291,708

Cost of sales:
Printing	18,238,302	18,550,540
Office products and office furniture	6,350,004	7,143,748
Total cost of sales	24,588,306	25,694,288

Gross profit	10,351,027	10,597,420

Selling, general and administrative expenses	8,130,331	8,713,667

Hurricane and relocation costs, net of recoveries	-	(257,960)

Income from operations	2,220,696	2,141,713
Other income (expense):
Interest income	5,230	6,742
Interest expense	(133,903)	(171,741)
Other	4,023	(114)
	(124,650)	(165,113)
Income before income taxes	2,096,046	1,976,600
Income tax expense	(827,885)	(830,922)
Net income	$ 1,268,161	$ 1,145,678

Earnings per share:
Basic	$ 0.13	$ 0.12
Diluted	$ 0.13	$ 0.12

Weighted average shares outstanding:
Basic	9,939,000	9,746,000
Diluted	10,110,000	9,831,000

Dividends per share	$ 0.06	$ 0.05

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,268,161	$1,145,678
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	955,397	1,050,141
Loss on sale of assets	1,209	6,903
Increase in deferred compensation	446	894
Bad debt expense	85,757	221,845
Hurricane and relocation costs, net of recoveries	-	(257,960)
Changes in assets and liabilities:
Accounts receivable	75,236	(1,279,504)
Inventories	(209,335)	370,401
Other current assets	(410,340)	(504,163)
Accounts payable	(579,801)	254,330
Accrued payroll	(276,262)	(235,191)
Taxes accrued and withheld	3,321	232,059
Income taxes	47,459	214,337
Accrued expenses	72,329	(50,261)
Other liabilities	(1,078)	(1,017)
Net cash provided by operating activities	1,032,499	1,168,492

Cash flows from investing activities:
Purchases of property and equipment	(1,161,218)	(234,421)
Proceeds from sales of property	23,570	45,513
Goodwill and other intangible additions - paid	(1,350,725)	-
Other assets	(3,506)	(62,218)
Net cash used in investing activities	(2,491,879)	(251,126)

Cash flows from financing activities:
Borrowings on line of credit	4,134,000	2,808,000
Payments on line of credit	(4,134,000)	(2,420,000)
Proceeds from term debt and leases	1,351,225	-
Principal payments on long-term debt	(909,158)	(442,996)
Proceeds from exercise of stock options	109,440	-
Dividends paid	(596,094)	(487,296)
Net cash used in financing activities	(44,587)	(542,292)
Net (decrease) increase in cash and cash equivalents	(1,503,967)	375,074
Cash and cash equivalents, beginning of period	5,486,577	3,661,622
Cash and cash equivalents, end of period	$3,982,610	$4,036,696

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

January 31, 2007

1. Basis of Presentation and Business Operations
The foregoing financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 2006, and related notes thereto contained in Champion Industries, Inc.’s Form 10-K dated January 15, 2007. The accompanying interim financial information is unaudited. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. The balance sheet information as of October 31, 2006 was derived from our audited financial statements.

2. Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options was 171,000 and 85,000 shares for the three months ended January 31, 2007 and 2006.

3. Inventories
Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

Inventories consisted of the following:

	January 31,	October 31,
	2007	2006
Printing:
Raw materials	$2,141,402	$2,121,843
Work in process	1,817,114	1,800,517
Finished goods	4,444,760	4,404,162
Office products and office furniture	2,792,649	2,660,068
	$11,195,925	$10,986,590

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

4. Long-Term Debt

Long-term debt consisted of the following:

	January 31,	October 31,
	2007	2006
Secured term note payable	$1,208,470	$452,386
Installment notes payable to banks	5,068,182	5,382,199
	6,276,652	5,834,585
Less current portion	1,376,434	1,614,861
Long-term debt, net of current portion	$4,900,218	$4,219,724

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at the prime rate of interest. The line of credit expires in July 2008 and contains certain restrictive financial covenants. The Company had no outstanding borrowings under this facility at January 31, 2007 and October 31, 2006.

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in April 2007 and contains certain financial covenants. There were no borrowings outstanding under this facility at January 31, 2007 and October 31, 2006.

In December 2006, the Company entered into a $1,351,225 five year term debt agreement with a bank with interest at the prime rate. This note was collateralized by substantially all assets of the Syscan Corporation and the Chapman Printing Charleston division.

There were no non-cash financing activities for the three months ended January 31, 2007 and 2006.

5. Shareholders’ Equity

The Company paid a dividend of six cents per share on December 29, 2006 to stockholders of record on December 8, 2006. Also, the Company declared a dividend of six cents per share to be paid on March 26, 2007 to stockholders of record on March 9, 2007.

The Company issued 34,000 shares for the exercise of stock options during the first quarter of 2007, for total proceeds from stock options exercised of approximately $109,000.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

6. Commitments and Contingencies

As of January 31, 2007 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2007	2008	2009	2010	2011	Residual	Total

Non-cancelable operating leases	$821,156	$894,247	$517,666	$255,056	$157,042	$-	$2,645,167

Equipment purchase obligations	1,565,000	-	-	-	-	-	1,565,000

Term debt	1,034,901	1,348,795	1,217,336	2,033,550	642,070	-	6,276,652

	$3,421,057	$2,243,042	$1,735,002	$2,288,606	$799,112	$-	$10,486,819

The Company entered into a purchase commitment for a printing press with a manufacturer for $1,850,000. As a result of this commitment, the Company paid this manufacturer a deposit of $185,000 and received an associated trade-in allowance of $100,000 as of January 31, 2007.

7. Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard initially was for interim and annual periods beginning after June 15, 2005. On April 14, 2005, the United States Securities and Exchange Commission amended the effective date of this standard to the beginning of a company’s fiscal year that begins after June 15, 2005. Therefore, the effective date of this standard for the Company was November 1, 2005. Since the Company’s employee stock options vest immediately in the year granted, the initial adoption of this standard had no effect on the Company’s financial statements. However, the Company will be required to expense the fair value of the employee stock options when future options are granted or when existing options are modified or repurchased pursuant to the provisions of SFAS No. 123R.

The Company did not issue any employee stock options for the three months ended January 31, 2007 and 2006.

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

The Company moved its Dallas Printing operations from Jackson, Mississippi to an existing facility in Baton Rouge, Louisiana in August 2005. The Company is currently evaluating its options regarding this facility.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

The Company filed insurance claims related to both actual and contingent losses. The Company received an advance to claim from an insurance Company of $300,000 in February 2006. A second advance to claim of $200,000 was received in April 2006 and a check in the amount of $78,000 in full settlement of any and all claims was received in May 2006. The Company recorded all of the payments as insurance recoveries for the year ended October 31, 2006. There were no Hurricane Katrina costs or recoveries recorded in 2007.

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
3.) The allowance for doubtful accounts charge represents accounts receivable specifically reserved based on a collectibility analysis performed by the Company using the most current available information for customers located in New Orleans area at that time;
4.) The relocation costs represent costs of closing the New Orleans production facility and associated costs of moving equipment.

The following table summarizes the cumulative costs incurred as of January 31, 2007 relating to Hurricane Katrina.

Personnel	$88,423
Plant	745,035
Allowance for doubtful accounts	208,310
Moving and relocation costs	255,215

Total pre-tax hurricane expense	1,296,983

Lease settlement recovery	75,583
Insurance recoveries	577,677

Total recoveries	653,260

Cumulative impact of Hurricane Katrina, net	$643,723

The Company recorded costs of $1,020,999 for the three months ended October 31, 2005 and costs of $275,984 and recoveries of $653,260 for the year ended October 31, 2006 relating to Hurricane Katrina.

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

The table below presents information about reported segments for the three months ended January 31:

	Office Products
2007 Quarter 1	Printing	& Furniture	Total

Revenues	$28,999,524	$11,229,940	$40,229,464

Elimination of intersegment revenue	(3,137,157)	(2,152,974)	(5,290,131)

Consolidated revenues	$25,862,367	$9,076,966	$34,939,333

Operating income	1,739,649	481,047	2,220,696

Depreciation & amortization	904,263	51,134	955,397

Capital expenditures	1,131,915	29,303	1,161,218

Identifiable assets	54,752,575	10,375,416	65,127,991

Goodwill	2,226,837	1,184,674	3,411,511

	Office Products
2006 Quarter 1	Printing	& Furniture	Total

Revenues	$29,688,029	$12,462,284	$42,150,313

Elimination of intersegment revenue	(3,522,380)	(2,336,225)	(5,858,605)

Consolidated revenues	$26,165,649	$10,126,059	$36,291,708

Operating income	1,447,748	693,965	2,141,713

Depreciation & amortization	1,015,098	35,043	1,050,141

Capital expenditures	212,243	22,178	234,421

Identifiable assets	51,323,390	11,382,356	62,705,746

Goodwill	1,774,344	286,442	2,060,786

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

A reconciliation of total segment revenues and of total segment operating income to income before income taxes, for the three months ended January 31, 2007 and 2006, is as follows:

	Three Months Ended January 31,
	2007	2006
Revenues:
Total segment revenues	$40,229,464	$42,150,313
Elimination of intersegment revenue	(5,290,131)	(5,858,605)

Consolidated revenue	$34,939,333	$36,291,708

Operating income:
Total segment operating income	$2,220,696	$2,141,713

Interest income	5,230	6,742

Interest expense	(133,903)	(171,741)

Other (expense) income	4,023	(114)

Consolidated income before income taxes	$2,096,046	$1,976,600

Identifiable assets:
Total segment identifiable assets	$65,127,991	$62,705,746
Elimination of intersegment assets	—	—

Total consolidated assets	$65,127,991	$62,705,746

Champion Industries, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Consolidated Income Statements as a percentage of total revenues.

	Three Months Ended January 31,
	2007		2006
		($ in thousands)
Revenues:
Printing	$25,862	74.0%	$26,166	72.1%
Office products and office furniture	9,077	26.0	10,126	27.9
Total revenues	34,939	100.0	36,292	100.00

Cost of sales:
Printing	18,238	52.2	18,550	51.1
Office products and office furniture	6,350	18.2	7,144	19.7
Total cost of sales	24,588	70.4	25,694	70.8
Gross profit	10,351	29.6	10,598	29.2
Selling, general and administrative expenses	8,130	23.2	8,714	24.0
Hurricane and relocation costs, net of recoveries	-	(0.0)	(258)	(0.7)
Income from operations	2,221	6.4	2,142	5.9
Interest income	5	0.0	7	0.1
Interest expense	(134)	(0.4)	(172)	(0.5)
Other income	4	0.0	-	0.0
Income before taxes	2,096	6.0	1,977	5.5
Income taxes	(828)	(2.4)	(831)	(2.3)
Net income	$1,268	3.6%	$1,146	3.2%

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

	Three Months Ended January 31,
	2007	2006
Net income	$1,268,000	$1,146,000
Insurance recoveries, net of expenses	-	150,000
Core net income	$1,268,000	$996,000

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended January 31, 2007 Compared to Three Months Ended January 31, 2006

Revenues

Total revenues decreased 3.7% in the first quarter of 2007 compared to the same period in 2006 from $36.3 million to $34.9 million. Printing revenue decreased 1.2% in the first quarter of 2007 to $25.9 million from $26.2 million in the first quarter of 2006. Office products and office furniture revenue decreased 10.4% in the first quarter of 2007 to $9.1 million from $10.1 million in the first quarter of 2006. The decrease in office products and office furniture sales was primarily due to lower furniture sales associated with contract furniture projects.

Cost of Sales

Total cost of sales decreased 4.3% in the first quarter of 2007 to $24.6 million from $25.7 million in the first quarter of 2006. Printing cost of sales in the first quarter of 2007 decreased $312,000 over the prior year and decreased as a percentage of printing sales from 70.9% in 2006 to 70.5% in 2007 primarily due to lower material and outside purchase costs as a percentage of sales. Office products and office furniture cost of sales decreased in 2007 from 2006 levels and decreased as a percent of sales from 70.5% in 2006 to 70.0% in 2007. The decrease in office products and office furniture cost of sales as a percent of sales is reflective of increased margins due in part to vendor related wholesale pricing adjustments in the first quarter of 2007.

Operating Expenses

In the first quarter of 2007, selling, general and administrative expenses decreased on a gross dollar basis to $8.1 million from $8.7 million in 2006, a decrease of $583,000 or 6.7%. As a percentage of sales, the expenses decreased on a quarter to quarter basis in 2007 to 23.2% from 24.0% in 2006 of total sales. The decrease in selling, general and administrative expenses is primarily the result of reduced payroll costs and associated expenses, bad debt expense and professional fees.

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

The Company filed insurance claims related to both actual and contingent losses. The Company received an advance to claim payment from an insurance company of $300,000 in February 2006 and final settlement claims of $278,000 in April and May 2006. The Company recorded the $300,000 payment as an insurance recovery and related receivable at January 31, 2006. The Company recorded additional charges of approximately $42,000 in the first quarter of 2006 associated with Hurricane Katrina. The Company received a second advance to claim check in April 2006 in the amount of $200,000 and a full settlement of any and all claims check of $78,000 in May 2006. The Company recorded the aggregate amount of these checks as an insurance recovery and the $78,000 as a related receivable at April 30, 2006. The Company incurred additional charges of $234,000 primarily related to additional inventory valuation reserves and costs associated with relocation in the second quarter of 2006. During the fourth quarter of 2006, the Company successfully negotiated an early lease termination related to its New Orleans location resulting in Katrina related recoveries of approximately $76,000. There were no Hurricane Katrina costs or recoveries recorded in 2007.

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Income from Operations and Other Income and Expenses

Income from operations increased in the first quarter of 2007 to $2.2 million from $2.1 million in the first quarter of 2006. This increase is the result of an overall decrease in selling, general and administrative expenses (S,G & A) and a decrease in S,G & A as a percent of sales partially offset by reduced sales and associated gross margin dollars. In 2006 the Company was favorably impacted by hurricane and relocation recoveries of $258,000. There were no Hurricane Katrina related charges or expenses recorded in the first quarter of 2007.

Other expense (net), decreased approximately $40,000 from 2006 to 2007 primarily due to decreases in interest expense resulting from lower average borrowings.

Income Taxes

The Company’s effective income tax rate was 39.5% for the first quarter of 2007 and 42.0% for the first quarter of 2006. The decrease in income taxes as a percentage of income before taxes is primarily related to improved absorption regarding the nondeductibility of certain selling related expenses and anticipated absorption rates for the full fiscal year. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the first quarter of 2007 was $1,268,000 compared to net income of $1,146,000 in the first quarter of 2006. Basic and diluted earnings per share for the three months ended January 31, 2007 and 2006 were $0.13 and $0.12. The Company reported core net income of $996,000 or $0.10 per share on a basic and diluted basis for the three months ended January 31, 2006. Core net income does not include the insurance recovery, net of expenses. (See Explanatory Table in "Results of Operations" section.)

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

Liquidity and Capital Resources

Net cash provided by operations for the three months ended January 31, 2007, was $1.0 million compared to net cash provided by operations of $1.2 million during the same period in 2006. This change in net cash from operations is due primarily to timing changes in assets and liabilities, including a decrease in accounts payable in 2007 compared to an increase in accounts payable in 2006.

Net cash used in investing activities for the three months ended January 31, 2007 was $2.5 million compared to $251,000 during the same period in 2006. The net cash used in investing activities during the first three months of 2007 and 2006 primarily relates to the payment of the contingent purchase price for the Syscan acqusition, capital expenditures in 2007 for the build out of the facility occupied by Champion Output Solutions and the purchase of equipment and vehicles and in 2006 for the purchase of equipment and vehicles.

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Net cash used in financing activities for the three months ended January 31, 2007 was $45,000 compared to $542,000 during the same period in 2006. This decrease is primarily due to proceeds from a term note to pay the contingent price related to the acquisition of Syscan.

The Company’s off balance sheet arrangements at January 31, 2007 relate to the Syscan acquisition and are associated with a put option permitting Williams Land Corporation to sell a building to the Company for $1.5 million. This option may be exercised no later than 60 days prior to the end of the lease and closing of said purchase cannot exceed 45 days from the end of the lease. The lease term concludes effective September 1, 2009.

Working capital on January 31, 2007 was $27.2 million, an increase of $1.3 million from October 31, 2006. Management believes that working capital and operating ratios remain at acceptable levels.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There were no material changes in risk factors from disclosures previously reported in our annual report on Form 10-K for the fiscal year ended October 31, 2006.

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

CHAMPION INDUSTRIES, INC.

Date: March 7, 2007	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: March 7, 2007	/s/ Toney K. Adkins
Toney K. Adkins
President and Chief Operating Officer

Date: March 7, 2007	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer