Form 10-Q
period 2007-06-08
CHAMPION INDUSTRIES INC
filed 2007-06-08
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
                                                                                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____No ✓  .

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common stock, $1.00 par value per share	9,962,913 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	April 30,	October 31,
	2007 (Unaudited)	2006 (Audited)
Current assets:
Cash and cash equivalents	$ 4,091,855	$ 5,486,577
Accounts receivable, net of allowance of $1,499,000 and $1,558,000	19,994,410	20,638,823
Inventories	10,909,049	10,986,590
Other current assets	1,094,916	618,549
Deferred income tax assets	1,235,599	1,200,037
Total current assets	37,325,829	38,930,576

Property and equipment, at cost:
Land	2,023,375	2,023,375
Buildings and improvements	9,005,022	8,731,280
Machinery and equipment	48,177,308	46,757,859
Furniture and fixtures	3,696,232	3,620,783
Vehicles	3,427,669	3,453,415
	66,329,606	64,586,712
Less accumulated depreciation	(46,968,674)	(45,541,027)
	19,360,932	19,045,685

Cash surrender value of officers’ life insurance	1,202,696	1,202,696
Goodwill	3,411,511	3,411,511
Other intangibles, net of accumulated amortization	2,950,969	3,125,691
Other assets	327,027	272,567
	7,892,203	8,012,465
Total assets	$ 64,578,964	$ 65,988,726

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	April 30,	October 31,
	2007 (Unaudited)	2006 (Audited)
Current liabilities:
Accounts payable	$ 4,125,451	$ 5,763,928
Accrued payroll	1,760,766	2,169,878
Taxes accrued and withheld	1,345,323	1,394,345
Accrued income taxes	337,024	1,107,837
Accrued expenses	962,704	925,070
Current portion of long-term debt	1,560,468	1,614,861
Total current liabilities	10,091,736	12,975,919

Long-term debt, net of current portion:
Notes payable, line of credit	213,000	-
Notes payable, term	4,051,267	4,219,724
Other liabilities	388,047	388,384
Deferred income tax liabilities	3,468,136	3,628,014
Total liabilities	18,212,186	21,212,041
Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,962,913 and 9,922,913 shares issued and outstanding	9,962,913	9,922,913
Additional paid-in capital	22,722,680	22,636,620
Retained earnings	13,681,185	12,217,152
Total shareholders’ equity	46,366,778	44,776,685
Total liabilities and shareholders’ equity	$ 64,578,964	$ 65,988,726

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Revenues:
Printing	$25,295,295	$27,841,677	$51,157,662	$54,007,326
Office products and office furniture	8,518,582	9,578,892	17,595,548	19,704,951
Total revenues	33,813,877	37,420,569	68,753,210	73,712,277

Cost of sales:
Printing	17,752,603	19,155,034	35,990,905	37,705,574
Office products and office furniture	5,869,953	6,753,428	12,219,956	13,897,176
Total cost of sales	23,622,556	25,908,462	48,210,861	51,602,750
Gross profit	10,191,321	11,512,107	20,542,349	22,109,527

Selling, general and administrative expenses	7,769,311	8,727,944	15,899,643	17,441,611
Hurricane and relocation costs, net of recoveries	-	(43,733)	-	(301,693)

Income from operations	2,422,010	2,827,896	4,642,706	4,969,609
Other income (expense):
Interest income	12,842	7,383	18,073	14,125
Interest expense	(152,162)	(168,828)	(286,066)	(340,570)
Other	14,858	3,042	18,880	2,928
	(124,462)	(158,403)	(249,113)	(323,517)
Income before income taxes	2,297,548	2,669,493	4,393,593	4,646,092
Income tax (expense)	(907,806)	(1,091,079)	(1,735,691)	(1,922,000)
Net income	$1,389,742	$1,578,414	$2,657,902	$2,724,092

Earnings per share
Basic	$0.14	$0.16	$0.27	$0.28
Diluted	$0.14	$0.16	$0.26	$0.28

Weighted average shares outstanding:
Basic	9,962,000	9,746,000	9,950,000	9,746,000
Diluted	10,133,000	9,947,000	10,121,000	9,889,000
Dividends per share	$0.06	$0.05	$0.12	$0.10

See notes to consolidated financial statements.

 Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,657,902	$2,724,092
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,853,982	2,069,677
(Gain) loss on sale of assets	(1,269)	11,686
Deferred income taxes	(195,440)	(270,583)
Increase in deferred compensation	893	1,787
Bad debt expense	177,687	357,269
Hurricane and relocation costs, net of recoveries	-	(301,693)
Changes in assets and liabilities:
Accounts receivable	466,726	(3,430,251)
Inventories	77,541	260,370
Other current assets	(476,367)	(418,467)
Accounts payable	(287,752)	528,686
Accrued payroll	(409,112)	(211,824)
Taxes accrued and withheld	(49,022)	352,338
Income taxes	(770,813)	103,832
Accrued expenses	37,634	117,026
Other liabilities	(1,230)	(2,052)
Net cash provided by operating activities	3,081,360	1,891,893

Cash flows from investing activities:
Purchases of property and equipment	(1,934,269)	(1,109,538)
Proceeds from sales of property	78,796	67,713
Goodwill additions	(1,350,725)	-
Other assets	(60,461)	(56,735)
Net cash used in investing activities	(3,266,659)	(1,098,560)

Cash flows from financing activities:
Borrowings on line of credit	7,877,000	7,517,000
Payments on line of credit	(7,664,000)	(8,105,000)
Proceeds from term debt	1,675,633	80,010
Principal payments on long-term debt	(2,030,247)	(1,273,132)
Proceeds from exercise of stock options	126,060	-
Dividends paid	(1,193,869)	(974,588)
Net cash used in financing activities	(1,209,423)	(2,755,710)
Net decrease in cash and cash equivalents	(1,394,722)	(1,962,377)
Cash and cash equivalents, beginning of period	5,486,577	3,661,622
Cash and cash equivalents, end of period	$4,091,855	$1,699,245

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
April 30, 2007

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

In June 2006, the FASB Emerging Issues Tax Force (EITF) issued EITF 06-3 “How Sales Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement” (That is, Gross Versus Net Presentation) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The task force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charges for the taxes from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the second quarter of our fiscal year 2007). We adopted EITF 06-3 on February 1, 2007 and we record sales tax on a net basis. The adoption of EITF 06-03 did not have a material impact on our results of operations, financial position or cash flow.

2. Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options was 171,000 and 171,000 shares for the three and six months ended April 30, 2007 and 201,000 and 143,000 shares for the three and six months ended April 2006.

3. Inventories
Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

Inventories consisted of the following:

	April 30,	October 31,
	2007	2006
Printing:
Raw materials	$2,135,079	$2,121,843
Work in process	1,811,748	1,800,517
Finished goods	4,431,635	4,404,162
Office products and office furniture	2,530,587	2,660,068
	$10,909,049	$10,986,590

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

4. Long-Term Debt

Long-term debt consisted of the following:

	April 30,	October 31,
	2007	2006
Secured term note payable	$394,704	$452,386
Installment notes payable to banks	5,217,031	5,382,199
	5,611,735	5,834,585
Less current portion	1,560,468	1,614,861
Long-term debt, net of current portion	$4,051,267	$4,219,724

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at the prime rate of interest. The line of credit expires in July 2010 and contains certain restrictive financial covenants. The Company had outstanding borrowings under this facility of approximately $213,000 and $0 at April 30, 2007 and October 31, 2006.

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in October 2008 and contains certain financial covenants. There were no borrowings outstanding under this facility at April 30, 2007 and October 31, 2006.

There was $132,000 and $0 non-cash financing activities for the six months ended April 30, 2007 and 2006.

5. Shareholders’ Equity

The Company paid a dividend of six cents per share on March 26, 2007 to stockholders of record on March 9, 2007. Also, the Company declared a dividend of six cents per share to be paid on June 18, 2007 to stockholders of record on June 8, 2007.

The Company issued 40,000 shares for the exercise of stock options during the first half of 2007, for total proceeds from stock options exercised of approximately $126,000.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

6. Commitments and Contingencies

As of April 30, 2007 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2007	2008	2009	2010	2011	Total

Non-cancelable operating leases	$553,833	$930,247	$532,666	$255,056	$157,042	$2,428,844

Revolving line of credit	-	-	-	213,000	-	213,000

Term debt	768,387	1,503,866	1,048,875	1,821,598	469,009	5,611,735

Equipment purchase obligations	1,614,400	-	-	-	-	1,614,400

	$2,936,620	$2,434,113	$1,581,541	2,289,654	$626,051	$9,867,979

 The Company also entered into purchase commitments for printing equipment with manufacturers for $2.2 million. As a result of these commitments, the Company paid the manufacturers deposits of approximately $500,000 and received an associated trade-in allowance of $100,000 as of April 30, 2007.

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

The Company did not issue any employee stock options for the three and six months ended April 30, 2007 and 2006.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

The Company has filed insurance claims related to both actual and contingent losses. The Company received an advance to claim from an insurance company of $300,000 in February 2006. A second advance to claim of $200,000 was received in April 2006 and a check in the amount of $78,000 in full settlement of any and all claims was received in May 2006. The Company recorded all of the payments as insurance recoveries for the year ended October 31, 2006. There was no Hurricane Katrina costs or recoveries recorded in 2007.

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

The following table summarizes the cumulative costs incurred as of April 30, 2007 relating to Hurricane Katrina.

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

The table below presents information about reported segments for the three and six months ended April 30:

	Office Products
2007 Quarter 2	Printing	& Furniture	Total

Revenues	$28,525,389	$10,594,012	$39,119,401
Elimination of intersegment revenue	(3,230,094)	(2,075,430)	(5,305,524)
Consolidated revenues	$25,295,295	$8,518,582	$33,813,877

Operating income	1,993,241	428,769	2,422,010
Depreciation & amortization	845,341	53,244	898,585
Capital expenditures	889,688	15,127	904,815
Identifiable assets	54,811,408	9,767,556	64,578,964
Goodwill	2,226,837	1,184,674	3,411,511

	Office Products
2006 Quarter 2	Printing	& Furniture	Total

Revenues	$32,014,163	$11,838,155	$43,852,318
Elimination of intersegment revenue	(4,172,486)	(2,259,263)	(6,431,749)
Consolidated revenues	$27,841,677	$9,578,892	$37,420,569

Operating income	2,220,966	606,930	2,827,896
Depreciation & amortization	979,864	39,672	1,019,536
Capital expenditures	793,197	81,920	875,117
Identifiable assets	51,534,191	10,280,382	61,814,573
Goodwill	1,774,344	286,442	2,060,786

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

	Office Products
2007 Year to Date	Printing	& Furniture	Total

Revenues	$57,524,913	$21,823,952	$79,348,865
Elimination of intersegment revenue	(6,367,251)	(4,228,404)	(10,595,655)
Consolidated revenues	$51,157,662	$17,595,548	$68,753,210

Operating income	3,732,890	909,816	4,642,706
Depreciation & amortization	1,749,604	104,378	1,853,982
Capital expenditures	2,021,603	44,430	2,066,033
Identifiable assets	54,811,408	9,767,556	64,578,964
Goodwill	2,226,837	1,184,674	3,411,511

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

	Office Products
2006 Year to Date	Printing	& Furniture	Total

Revenues	$61,702,192	$24,300,439	$86,002,631
Elimination of intersegment revenue	(7,694,866)	(4,595,488)	(12,290,354)
Consolidated revenues	$54,007,326	$19,704,951	$73,712,277

Operating income	3,668,714	1,300,895	4,969,609
Depreciation & amortization	1,994,962	74,715	2,069,677
Capital expenditures	1,005,440	104,098	1,109,538
Identifiable assets	51,534,191	10,280,382	61,814,573
Goodwill	1,774,344	286,442	2,060,786

A reconciliation of total segment revenues and of total segment operating income to consolidated income before income taxes, for the three and six months ended April 30, 2007 and 2006, is as follows:

	Three months		Six months
	2007	2006	2007	2006
Revenues:
Total segment revenues	$39,119,401	$43,852,318	$79,348,865	$86,002,631
Elimination of intersegment revenue	(5,305,524)	(6,431,749)	(10,595,655)	(12,290,354)
Consolidated revenue	$33,813,877	$37,420,569	$68,753,210	$73,712,277

Operating income:
Total segment operating income	$2,422,010	$2,827,896	$4,642,706	$4,969,609
Interest income	12,842	7,383	18,073	14,125
Interest expense	(152,162)	(168,828)	(286,066)	(340,570)
Other income	14,858	3,042	18,880	2,928
Consolidated income before income taxes	$2,297,548	$2,669,493	$4,393,593	$4,646,092

Identifiable assets:
Total segment identifiable assets	$64,578,964	$61,814,573	$64,578,964	$61,814,573
Elimination of intersegment assets	—	—	—	—
Total consolidated assets	$64,578,964	$61,814,573	$64,578,964	$61,814,573

Champion Industries, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Consolidated Statements of Operations as a percentage of total revenues.

	Percentage of Total Revenues
	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Revenues:
Printing	74.8%	74.4%	74.4%	73.3%
Office products and office furniture	25.2	25.6	25.6	26.7
Total revenues	100.0	100.0	100.0	100.0

Cost of sales:
Printing	52.5	51.2	52.3	51.2
Office products and office furniture	17.4	18.0	17.8	18.8
Total cost of sales	69.9	69.2	70.1	70.0
Gross profit	30.1	30.8	29.9	30.0
S Selllling, general and administrative expenses	22.9	23.3	23.1	23.7
Hurricane and relocation costs, net of recoveries	0.0	(0.1)	0.0	(0.4)
Income from operations	7.2	7.6	6.8	6.7
Interest income	0.0	0.0	0.0	0.0
Interest expense	(0.5)	(0.5)	(0.4)	(0.4)
Other income	0.1	0.0	0.0	0.0
Income before taxes	6.8	7.1	6.4	6.3
Income tax (expense)	(2.7)	(2.9)	(2.5)	(2.6)
Net income	4.1%	4.2%	3.9%	3.7%

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

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006
Net income	$1,390,000	$1,578,000	$2,658,000	$2,724,000
Insurance recoveries, net of expenses	-	26,000	-	176,000
Core net income	$1,390,000	$1,552,000	$2,658,000	$2,548,000

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended April 30, 2007 Compared to Three Months Ended April 30, 2006

Revenues

Total revenues decreased 9.6% in the second quarter of 2007 compared to the same period in 2006 from $37.4 million to $33.8 million. Printing revenue decreased 9.1% in the second quarter of 2007 to $25.3 million from $27.8 million in the second quarter of 2006. Office products and office furniture revenue decreased 11.1% in the second quarter of 2007 to $8.5 million from $9.6 million in the second quarter of 2006. The decrease in printing sales was associated with lower sales at several of the Company’s commercial plants that operate primarily in the sheetfed arena. The drop in office products and office furniture sales was primarily due to lower furniture sales associated with contract furniture projects.

Cost of Sales

Total cost of sales decreased 8.8% in the second quarter of 2007 to $23.6 million from $25.9 million in the second quarter of 2006. Printing cost of sales in the second quarter of 2007 decreased $1.4 million over the prior year and increased as a percentage of printing sales from 68.8% in 2006 to 70.2% in 2007. The printing gross margin dollar decrease resulted from lower sales volume and higher cost of goods sold as percentage of sales resulting from increased labor and overhead costs as a percent of sales. Office products and office furniture cost of sales decreased in 2007 from 2006 levels due to decreased sales which were coupled with lower cost of goods sold as a percentage of sales of 70.5% in 2006 to 68.9% in 2007, thus representing improved gross margin percent in the office products and office furniture segment.

Operating Expenses

In the second quarter of 2007, selling, general and administrative expenses decreased on a gross dollar basis to $7.8 million from $8.7 million in 2006, a decrease of $960,000 or 11.0%. As a percentage of total sales, the expenses decreased on a quarter to quarter basis in 2007 to 22.9% from 23.3% in 2006. The decrease in selling, general and administrative expenses is primarily the result of reduced payroll and payroll related costs due in part to both lower sales and the Company’s cost reduction strategy.

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

Income from Operations and Other Income and Expenses

Income from operations decreased in the second quarter of 2007 to $2.4 million from $2.8 million in the second quarter of 2006. This decrease is the result of lower sales and gross profit and gross profit as a percent of sales, partially offset by a decrease in selling, general and administrative expenses (S,G & A) and a decrease in S,G & A as a percent of sales. Other expense (net), decreased approximately $34,000 from 2006 to 2007 primarily due to decreases in interest expense resulting from lower average borrowings.

Income Taxes

The Company’s effective income tax rate was 39.5% for the second quarter of 2007 and 40.9% for the second quarter of 2006. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and is partially impacted by the geographic profitability mix of our operations, anticipated effective rate, selling related expenses and other permanent differences.

Net Income

Net income for the second quarter of 2007 was $1,390,000 compared to $1,578,000 in the second quarter of 2006. Basic and diluted earnings per share for the three months ended April 30, 2007 and 2006 were $0.14 and $0.16. The Company reported core net income of $1,390,000 or $0.14 per share on a basic and diluted basis for the three months ended April 30, 2007 and core net income of $1,552,000 or $0.16 per share on a basic and diluted basis for the three months ended April 30, 2006. Core net income does not include the insurance recovery, net of expenses. (See Explanatory Table in "Results of Operations" section.)

Six Months Ended April 30, 2007 Compared to Six Months Ended April 30, 2006

Revenues

Total revenues decreased 6.7% in the first six months of 2007 compared to the same period in 2006 to $68.8 million from $73.7 million. Printing revenue decreased 5.3% in the six month period ended April 30, 2007 to $51.2 million from $54.0 million in the same period in 2006. Office products and office furniture revenue decreased 10.7% in the six month period ended April 30, 2007 to $17.6 million from $19.7 million in the same period in 2006. The decrease in printing sales was primarily due to lower second quarter sales at several of the Company’s commercial plants that operate primarily in the sheetfed arena. The decrease in office products and office furniture sales was primarily due to lower furniture sales associated with contract furniture projects.

Cost of Sales

Total cost of sales decreased 6.6% in the six months ended April 30, 2007 to $48.2 million from $51.6 million in the six months ended April 30, 2006. Printing cost of sales decreased 4.6% in the six months ended April 30, 2007 to $36.0 million from $37.7 million in the six months ended April 30, 2006. The decrease in printing cost of sales was primarily due to the decrease in printing sales noted above partially offset by lower gross margin percent resulting from labor and overhead thus less absorption. Office products and office furniture cost of sales decreased 12.1% in the six months ended April 30, 2007 to $12.2 million from $13.9 million in the six months ended April 30, 2006 and decreased as a percent of sales from 70.5% in 2006 to 69.4% in 2007. The decrease in office products and office furniture cost of sales is attributable to a decrease in office products and office furniture sales coupled with a decrease in office products and office furniture cost of sales as a percent of sales.  Thus representing improved gross margin percent in the office products and office furniture segment.

Operating Expenses

During the six months ended April 30, 2007 compared to the same period in 2006, selling, general and administrative expenses decreased as a percentage of sales to 23.1% from 23.7%. Total selling, general and administrative expenses (S,G & A) decreased $1.5 million. The decrease in selling, general and administrative expenses is primarily due to reduced payroll and payroll related costs due in part to both lower sales and the Company’s cost reduction strategy.

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

Income from Operations and Other Income and Expenses

Income from operations decreased 6.6% in the six month period ended April 30, 2007 to $4.6 million from $5.0 million in the same period of 2006. This decrease is the result of decreased gross profit contribution due to decreased sales partially offset by decreases in S,G&A and a reduction of S,G&A as a percent of sales in 2007 compared to 2006. Other expense decreased $74,000 to $249,000 in 2007 from $324,000 in 2006. This decrease is primarily due to a $55,000 decrease in interest expense resulting from lower average borrowings in 2007 compared to 2006. In addition, in 2006 the Company recorded Hurricane Katrina insurance recoveries, net of expenses of $302,000 as a component of income from operations. There were no Hurricane Katrina costs or recoveries recorded in 2007.

Income Taxes

The Company’s effective income tax rate was 39.5% for the six months ended April 30, 2007, down from 41.4% in the same period of 2006. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and is partially impacted by the geographic profitability mix of our operations, anticipated effective rate, selling related expenses and other permanent differences.

Net Income

Net income for the first six months of 2007 decreased 2.4% due to the reasons discussed above. Basic and diluted earnings per share for the six months ended April 30, 2007 was $0.27 and $0.26 compared to 2006, at $0.28. The Company reported core net income of $2,658,000 or $0.27 and $0.26 per share on a basic and diluted basis for the six months ended April 30, 2007 and core net income of $2,548,000 or $0.26 per share on a basic and diluted basis for the six months ended April 30, 2006. Core net income does not include the insurance recovery, net of expenses. (See Explanatory Table in "Results of Operations" section.)

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

Liquidity and Capital Resources

Net cash provided by operations for the six months ended April 30, 2007, was $3.1 million compared to net cash provided by operations of $1.9 million during the same period in 2006. This change in net cash from operations is due primarily to timing changes in assets and liabilities primarily related to a decrease in accounts receivable in 2007 compared to a increase in accounts receivable in 2006.

Net cash used in investing activities for the six months ended April 30, 2007 was $3.3 million compared to $1.1 million during the same period in 2006. The net cash used in investing activities during the first six months of 2007 primarily related to the payment of the contingent purchase price for the Syscan acquisition, capital expenditures in 2007 for the build out of the facility occupied by Champion Output Solutions and the purchase of equipment and vehicles. The net cash used in investing activities during the first six months of 2006, primarily relates to equipment and vehicle purchases including mail service equipment upgrades, software purchases in the office products and office furniture segment, press additions and upgrades and numerous information technology related expenditures.

Net cash used in financing activities for the six months ended April 30, 2007 was $1.2 million compared to $2.8 million during the same period in 2006. This change is primarily due proceeds from term debt of $1.7 million in 2007 compared to $80,000 in 2006. The proceeds from the term debt was primarily related to the contingent purchase price payment for the Syscan acquisition.

The Company’s off balance sheet arrangements at April 30, 2007 relate to the Syscan acquisition and are associated with a put option from Williams Land Corporation to sell a building to the Company for $1.5 million. This option may be exercised no later than 60 days prior to the end of the lease and closing of said purchase cannot exceed 45 days from the end of the lease. The lease term concludes effective September 1, 2009.

Working capital on April 30, 2007 was $27.2 million, an increase of $1.3 million from October 31, 2006. Management believes that working capital and operating ratios remain at acceptable levels.

The Company entered into purchase commitments for printing equipment with manufacturers for $2.2 million. As a result of these commitments, the Company paid the manufacturers deposits of approximately $500,000 and received an associated trade-in allowance of $100,000 as of April 30, 2007.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held March 19, 2007, the following matters were voted upon:

a)	Fixing the number of directors at seven (7) and election of the following nominees as directors, with votes “for” and “withheld,” as well as broker non-votes, as follows:

Director	Votes “For”	Votes “Withheld”	Broker Non-votes
Louis J. Akers	9,339,862	30,038	-0-
Philip E. Cline	9,283,615	86,285	-0-
Harley F. Mooney, Jr.	9,286,937	82,963	-0-
A. Michael Perry	9,343,780	26,120	-0-
Marshall T. Reynolds	9,094,259	275,641	-0-
Neal W. Scaggs	9,318,537	51,363	-0-
Glenn W. Wilcox, Sr.	9,343,537	26,363	-0-

Item 6. Exhibits

a) Exhibits:

(10.1)	$324,408 term promissory note with commercial security agreement and business loan agreement between Champion Industries, Inc. and First Bank of Charleston, Inc. dated as of March 23, 2007	Exhibit 10.1 Page Exhibit 10.1-p1

(10.2)	$1,000,000 revolving line of credit between Stationers, Inc. and First Sentry Bank dated as of April 7, 2007	Exhibit 10.2 Page Exhibit 10.2-p1

(31.1)	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Marshall T. Reynolds	Exhibit 31.1 Page Exhibit 31.1-p1

(31.2)	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Todd R. Fry	Exhibit 31.2 Page Exhibit 31.2-p1

(31.3)	Principal Operating Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Toney K. Adkins	Exhibit 31.3 Page Exhibit 31.3-p1

(32)	Marshall T. Reynolds, Todd R. Fry and Toney K. Adkins Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002	Exhibit 32 Page Exhibit 32-p1

Signatures
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION INDUSTRIES, INC.

Date: June 8, 2007	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: June 8, 2007	/s/ Toney K. Adkins
Toney K. Adkins
President and Chief Operating Officer

Date: June 8, 2007	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer