Form 10-Q
period 2007-07-31
CHAMPION INDUSTRIES INC
filed 2007-09-11
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
                                                                                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____No ✓  .

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common stock, $1.00 par value per share	9,962,913 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	July 31,	October 31,
	2007 (Unaudited)	2006 (Audited)
Current assets:
Cash and cash equivalents	$ 4,929,140	$ 5,486,577
Accounts receivable, net of allowance of $1,653,000 and $1,558,000	20,526,826	20,638,823
Inventories	10,587,379	10,986,590
Other current assets	972,580	618,549
Deferred income tax assets	1,235,599	1,200,037
Total current assets	38,251,524	38,930,576

Property and equipment, at cost:
Land	2,023,375	2,023,375
Buildings and improvements	9,089,385	8,731,280
Machinery and equipment	50,016,932	46,757,859
Furniture and fixtures	3,728,709	3,620,783
Vehicles	3,543,308	3,453,415
	68,401,709	64,586,712
Less accumulated depreciation	(47,665,186)	(45,541,027)
	20,736,523	19,045,685

Cash surrender value of officers’ life insurance	1,202,696	1,202,696
Goodwill	3,487,342	3,411,511
Other intangibles, net of accumulated amortization	2,895,994	3,125,691
Other assets	267,734	272,567
	7,853,766	8,012,465
Total assets	$ 66,841,813	$ 65,988,726

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	July 31,	October 31,
	2007 (Unaudited)	2006 (Audited)
Current liabilities:
Accounts payable	$ 4,114,362	$ 5,763,928
Accrued payroll	2,193,871	2,169,878
Taxes accrued and withheld	1,406,696	1,394,345
Accrued income taxes	127,123	1,107,837
Accrued expenses	972,445	925,070
Current portion of long-term debt:
Notes payable	1,715,951	1,614,861
Total current liabilities	10,530,448	12,975,919

Long-term debt, net of current portion:
Notes payable, term	5,654,691	4,219,724
Other liabilities	388,044	388,384
Deferred income tax liabilities	3,468,136	3,628,014
Total liabilities	20,041,319	21,212,041
Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,962,913 and 9,922,913 shares issued and outstanding	9,962,913	9,922,913
Additional paid-in capital	22,722,680	22,636,620
Retained earnings	14,114,901	12,217,152
Total shareholders’ equity	46,800,494	44,776,685
Total liabilities and shareholders’ equity	$ 66,841,813	$ 65,988,726

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Revenues:
Printing	$24,667,108	$25,152,367	$75,824,770	$79,159,693
Office products and office furniture	10,924,751	9,357,973	28,520,299	29,062,924
Total revenues	35,591,859	34,510,340	104,345,069	108,222,617

Cost of sales:
Printing	17,998,427	18,259,210	53,989,332	55,964,784
Office products and office furniture	7,841,171	6,493,508	20,061,128	20,390,685
Total cost of sales	25,839,598	24,752,718	74,050,460	76,355,469
Gross profit	9,752,261	9,757,622	30,294,609	31,867,148

Selling, general and administrative expenses	7,930,683	8,341,628	23,830,326	25,783,239
Hurricane and relocation costs, net of recoveries	-	-	-	(301,693)

Income from operations	1,821,578	1,415,994	6,464,283	6,385,602

Other income (expense):
Interest income	13,751	10,074	31,825	24,200
Interest expense	(137,232)	(153,057)	(423,298)	(493,627)
Other	12,745	23,129	31,625	26,057
	(110,736)	(119,854)	(359,848)	(443,370)

Income before income taxes	1,710,842	1,296,140	6,104,435	5,942,232
Income tax (expense)	(679,350)	(519,398)	(2,415,041)	(2,441,398)
Net income	$1,031,492	$776,742	$3,689,394	$3,500,834

Earnings per share
Basic	$0.10	$0.08	$0.37	$0.36
Diluted	$0.10	$0.08	$0.36	$0.35

Weighted average shares outstanding:
Basic	9,963,000	9,865,000	9,954,000	9,786,000
Diluted	10,106,000	10,089,000	10,116,000	9,956,000
Dividends per share	$0.06	$0.05	$0.18	$0.15

See notes to consolidated financial statements.

 Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
	2007	2006
Cash flows from operating activities:
Net income	$3,689,394	$3,500,834
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,803,589	3,104,526
(Gain) loss on sale of assets	(11,303)	5,274
Deferred income taxes	(195,440)	(270,583)
Increase in deferred compensation	1,340	2,681
Bad debt expense	437,645	512,429
Hurricane and relocation costs, net of recoveries	-	(301,693)
Changes in assets and liabilities:
Accounts receivable	(325,648)	(2,148,997)
Inventories	399,211	(115,496)
Other current assets	(354,031)	(126,892)
Accounts payable	(298,841)	(400,853)
Accrued payroll	23,993	272,444
Taxes accrued and withheld	12,351	340,409
Income taxes	(980,714)	(200,471)
Accrued expenses	47,375	(38,930)
Other liabilities	(1,680)	(3,086)
Net cash provided by operating activities	5,247,241	4,131,596

Cash flows from investing activities:
Purchases of property and equipment	(2,578,221)	(1,397,118)
Proceeds from sales of property	126,659	95,146
Goodwill additions	(1,481,556)	-
Other assets	(4,168)	(47,916)
Net cash used in investing activities	(3,937,286)	(1,349,888)

Cash flows from financing activities:
Borrowings on line of credit	9,311,000	9,097,000
Payments on line of credit	(9,311,000)	(10,709,000)
Proceeds from term debt	2,654,254	80,010
Principal payments on long-term debt	(2,856,061)	(2,299,133)
Proceeds from exercise of stock options	126,060	475,270
Dividends paid	(1,791,645)	(1,469,535)
Net cash used in financing activities	(1,867,392)	(4,825,388)
Net decrease in cash and cash equivalents	(557,437)	(2,043,680)
Cash and cash equivalents, beginning of period	5,486,577	3,661,622
Cash and cash equivalents, end of period	$4,929,140	$1,617,942

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

July 31, 2007

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

Historically, the Company has experienced a greater portion of its profitability in the second and fourth quarters than in the first and third quarters. The second quarter generally reflects post-holiday business activity coupled with increased orders for printing of corporate reports. A post-Labor Day increase in demand for printing services and office products coincides with the Company’s fourth quarter.  The Company's seasonality may also be impacted by contract furniture orders and the related timing associated with the completion of such orders.

In June 2006, the FASB Emerging Issues Tax Force (EITF) issued EITF 06-3 “How Sales Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement” (That is, Gross Versus Net Presentation) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The task force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charges for the taxes from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the second quarter of our fiscal year 2007). We adopted EITF 06-3 on February 1, 2007 and we record sales tax on a net basis. The adoption of EITF 06-3 did not have a material impact on our results of operations, financial position or cash flow.

2. Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options was 143,000 and 162,000 shares for the three and nine months ended July 31, 2007 and 224,000 and 170,000 shares for the three and nine months ended July 31, 2006.

3. Inventories
Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

Inventories consisted of the following:

	July 31,	October 31,
	2007	2006
Printing:
Raw materials	$2,027,805	$2,121,843
Work in process	1,720,719	1,800,517
Finished goods	4,208,973	4,404,162
Office products and office furniture	2,629,882	2,660,068
	$10,587,379	$10,986,590

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

4. Long-Term Debt

Long-term debt consisted of the following:

	July 31,	October 31,
	2007	2006
Secured term note payable	$1,726,232	$452,386
Installment notes payable to banks	5,644,410	5,382,199
	7,370,642	5,834,585
Less current portion	1,715,951	1,614,861
Long-term debt, net of current portion	$5,654,691	$4,219,724

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at the prime rate of interest. The line of credit expires in July 2010 and contains certain restrictive financial covenants. The Company had no outstanding borrowings under this facility at July 31, 2007 and October 31, 2006.

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in October 2008 and contains certain financial covenants. There were no borrowings outstanding under this facility at July 31, 2007 and October 31, 2006.

There was $1.6 and $1.7 million of  non-cash financing and investing activities for the three and nine months ended July 31, 2007 and $1.2 million for the three and nine months ended July 31, 2006 these activities primarily related to equipment purchases.

5. Shareholders’ Equity

The Company paid a dividend of six cents per share on June 18, 2007 to stockholders of record on June 8, 2007. Also, the Company declared a dividend of six cents per share to be paid on September 21, 2007 to stockholders of record on September  4, 2007

The Company issued 40,000 shares of stock during the nine months ended July 31, 2007, that generated total proceeds from these stock options exercised of approximately $126,000.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

6. Commitments and Contingencies

As of July 31, 2007 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2007	2008	2009	2010	2011	Residual	Total

Non-cancelable operating leases	$273,264	$930,247	$532,666	$255,056	$157,042	$-	$2,148,275

Term debt	408,860	1,736,037	1,580,982	2,382,138	992,316	270,309	7,370,642

Equipment purchase obligations	276,346	-	-	-	-	-	276,346

	$958,470	$2,666,284	$2,113,648	$2,637,194	$1,149,358	$270,309	$9,795,263

The Company also entered into a purchase commitment for pre-press equipment with a manufacturer for $345,000.  As a result of this commitment the Company paid this manufacturer a deposit of $69,000 as of July 31, 2007.

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

The Company did not issue any employee stock options for the three and nine months ended July 31, 2007 and 2006.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006

Net income, as reported	$1,031,492	$776,742	$3,689,394	$3,500,834
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	—	—	—	—

Pro forma net income	$1,031,492	$776,742	$3,689,394	$3,500,834

Earnings per share:
Basic, as reported	$0.10	$0.08	$0.37	$0.36
Basic, pro forma	0.10	0.08	0.37	0.36

Diluted, as reported	$0.10	$0.08	$0.36	$0.35
Diluted, pro forma	0.10	0.08	0.36	0.35

8. Acquisitions

On June 28, 2007, the Company signed a definitive asset purchase agreement (the Purchase Agreement) to acquire the Herald-Dispatch daily newspaper published in Huntington West Virginia, from GateHouse Media, Inc. (Gatehouse) for a purchase price of $77 million subject to adjustment as set forth in the purchase agreement.  The parties to the agreement are Champion and a wholly owned subsidiary as a purchaser and Gatehouse Media, Inc., Gatehouse Media West Virginia Holdings, Inc., and Gatehouse Media Illinois Holdings, Inc. as sellers.  The transaction is expected to close during the Company’s fourth quarter, is subject to customary closing conditions and is subject to a breakup fee of 10% of the purchase price.  Champion intends to finance the acquisition with debt.  The Company is anticipated to incur substantial indebtedness to finance this transaction and as such would be subject to numerous restrictive financial covenants.

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

The Company moved its Dallas Printing operations from Jackson, MS to an existing facility in Baton Rouge, Louisiana in August 2005. The Company is currently evaluating its options regarding this facility.

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

The following table summarizes the cumulative costs incurred as of July 31, 2007 relating to Hurricane Katrina.

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

The table below presents information about reported segments for the three months ended July 31:

	Office Products
2007 Quarter 3	Printing	& Furniture	Total

Revenues	$27,833,445	$12,896,219	$40,729,664
Elimination of intersegment revenue	(3,166,337)	(1,971,468)	(5,137,805)
Consolidated revenues	$24,667,108	$10,924,751	$35,591,859

Operating income	951,913	869,665	1,821,578
Depreciation & amortization	896,511	53,096	949,607
Capital expenditures	2,199,598	50,454	2,250,052
Identifiable assets	55,578,236	11,263,577	66,841,813
Goodwill	2,302,668	1,184,674	3,487,342

	Office Products
2006 Quarter 3	Printing	& Furniture	Total

Revenues	$28,430,713	$11,523,272	$39,953,985
Elimination of intersegment revenue	(3,278,346)	(2,165,299)	(5,443,645)
Consolidated revenues	$25,152,367	$9,357,973	$34,510,340

Operating income	775,321	640,673	1,415,994
Depreciation & amortization	986,691	48,158	1,034,849
Capital expenditures	1,416,391	71,189	1,487,580
Identifiable assets	50,608,573	10,195,463	60,804,036
Goodwill	1,774,344	286,442	2,060,786

	Office Products
2007 Year to Date	Printing	& Furniture	Total

Revenues	$85,358,358	$34,720,171	$120,078,529
Elimination of intersegment revenue	(9,533,588)	(6,199,872)	(15,733,460)
Consolidated revenues	$75,824,770	$28,520,299	$104,345,069

Operating income	4,684,803	1,779,480	6,464,283
Depreciation & amortization	2,646,115	157,474	2,803,589
Capital expenditures	4,221,201	94,884	4,316,085
Identifiable assets	55,578,236	11,263,577	66,841,813
Goodwill	2,302,668	1,184,674	3,487,342

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

	Office Products
2006 Year to Date	Printing	& Furniture	Total

Revenues	$90,132,905	$35,823,711	$125,956,616
Elimination of intersegment revenue	(10,973,212)	(6,760,787)	(17,733,999)
Consolidated revenues	$79,159,693	$29,062,924	$108,222,617

Operating income	4,444,034	1,941,568	6,385,602
Depreciation & amortization	2,981,653	122,873	3,104,526
Capital expenditures	2,421,831	175,287	2,597,118
Identifiable assets	50,608,573	10,195,463	60,804,036
Goodwill	1,774,344	286,442	2,060,786

A reconciliation of total segment revenues and of total segment operating income to consolidated income before income taxes, for the three and nine months ended July 31, 2007 and 2006, is as follows:

	Three months		Nine months
	2007	2006	2007	2006
Revenues:
Total segment revenues	$40,729,664	$39,953,985	$120,078,529	$125,956,616
Elimination of intersegment revenue	(5,137,805)	(5,443,645)	(15,733,460)	(17,733,999)
Consolidated revenue	$35,591,859	$34,510,340	$104,345,069	$108,222,617

Operating income:
Total segment operating income	$1,821,578	$1,415,994	$6,464,283	$6,385,602
Interest income	13,751	10,074	31,825	24,200
Interest expense	(137,232)	(153,057)	(423,298)	(493,627)
Other income	12,745	23,129	31,625	26,057
Consolidated income before income taxes	$1,710,842	$1,296,140	$6,104,435	$5,942,232

Identifiable assets:
Total segment identifiable assets	$66,841,813	$60,804,036	$66,841,813	$60,804,036
Elimination of intersegment assets	—	—	—	—
Total consolidated assets	$66,841,813	$60,804,036	$66,841,813	$60,804,036

Champion Industries, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Consolidated Statements of Operations as a percentage of total revenues.

	Percentage of Total Revenues
	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Revenues:
Printing	69.3%	72.9%	72.7%	73.1%
Office products and office furniture	30.7	27.1	27.3	26.9
Total revenues	100.0	100.0	100.0	100.0

Cost of sales:
Printing	50.6	52.9	51.8	51.7
Office products and office furniture	22.0	18.8	19.2	18.9
Total cost of sales	72.6	71.7	71.0	70.6
Gross profit	27.4	28.3	29.0	29.4
Selling, general and administrative expenses	22.3	24.2	22.8	23.8
Hurricane and relocation costs, net of recoveries	-	-	-	(0.3)
Income from operations	5.1	4.1	6.2	5.9
Interest income	0.0	0.0	0.0	0.0
Interest expense	(0.4)	(0.4)	(0.4)	(0.4)
Other income	0.1	0.1	0.0	0.0
Income before taxes	4.8	3.8	5.8	5.5
Income tax (expense)	(1.9)	(1.5)	(2.3)	(2.3)
Net income	2.9%	2.3%	3.5%	3.2%

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006
Net income	$1,031,000	$777,000	$3,689,000	$3,501,000
Insurance recoveries, net of expenses	-	-	-	176,000
Core net income	$1,031,000	$777,000	$3,689,000	$3,325,000

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended July 31, 2007 Compared to Three Months Ended July 31, 2006

Revenues

Total revenues increased 3.1% in the third quarter of 2007 compared to the same period in 2006 from $34.5 million to $35.6 million. Printing revenue decreased 1.9% in the third quarter of 2007 to $24.7  million from $25.2 million in the third quarter of 2006. Office products and office furniture revenue increased 16.7% in the third quarter of 2007 to $10.9 million from $9.4 million in the third quarter of 2006. The increase in office products and office furniture sales was primarily due to organic growth since there were no new acquisitions since the fourth quarter of 2004. The growth in the office products and office furniture segment was reflective of strong furniture sales coupled with a slight increase in office supply sales.

Cost of Sales

Total cost of sales increased 4.4% in the third quarter of 2007 to $25.8 million from $24.8 million in the third quarter of 2006. Printing cost of sales in the third quarter of 2007 decreased $261,000 over the prior year and increased as a percentage of printing sales from 72.6% in 2006 to 73.0% in 2007. The printing gross margin dollar decrease resulted from slightly lower sales volume coupled with higher cost of goods sold as percentage of sales primarily resulting from less absorption of fixed costs associated with labor and overhead. Office products and office furniture cost of sales increased in 2007 from 2006 levels due to increased sales and increased as a percent of sales from 69.4% in 2006 to 71.8% in 2007, primarily due to an increase in furniture cost of sales as a percent of sales.

Operating Expenses

In the third quarter of 2007, selling, general and administrative expenses (S,G&A) decreased on a gross dollar basis to $7.9 million from $8.3 million in 2006, a decrease of $411,000 or 4.9%. As a percentage of total sales, the expenses decreased on a quarter to quarter basis in 2007 to 22.3% from 24.2% in 2006.

The Company continues to benefit from enhanced cost control initiatives and efforts to rationalize S,G&A components as evidenced by the approximate two percentage point reduction in S,G&A as a percent of sales in the third quarter of 2007 compared to the comparable period in 2006.

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Income from Operations and Other Income and Expenses

Income from operations increased in the third quarter of 2007 to $1.8 million from $1.4 million in the third quarter of 2006. The gross margin contribution remained stable in the third quarter of 2007 when compared to the third quarter of 2006. This increase, therefore, was a  result of decreased S,G&A and a decrease in S,G & A as a percent of sales.

Income Taxes

The Company’s effective income tax rate was 39.7% for the third quarter of 2007 and 40.1% for the third quarter of 2006.  The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and is partially impacted by the geographic profitability mix of our operations, anticipated effective rate, selling related expenses and other permanent differences.

Net Income

Net income for the third quarter of 2007 was $1.0 million compared to $777,000 in the third quarter of 2006. Basic and diluted earnings per share for the three months ended July 31, 2007 and 2006 were $0.10 and $0.08.

Nine Months Ended July 31, 2007 Compared to Nine Months Ended July 31, 2006

Revenues

Total revenues decreased 3.6% in the first nine months of 2007 compared to the same period in 2006 to $104.3 million from $108.2 million. Printing revenue decreased 4.2% in the nine month period ended July 31, 2007 to $75.8 million from $79.2 million in the same period in 2006. Office products and office furniture revenue decreased 1.9% in the nine month period ended July 31, 2007 to $28.5 million from $29.1 million in the same period in 2006. The decrease in printing sales was primarily due to lower second quarter sales at several of the Company’s commercial plants that operate primarily in the sheetfed arena. The decrease in the office products and office furniture segment was reflective of lower furniture sales associated with contract furniture projects of which the Company recorded improved results in the third quarter of 2007.

Cost of Sales

Total cost of sales decreased 3.0% in the nine months ended July 31, 2007 to $74.1 million from $76.4 million in the nine months ended July 31, 2006. Printing cost of sales decreased 3.5% in the nine months ended July 31, 2007 to $54.0 million from $56.0 million in the nine months ended July 31, 2006. The decrease in printing cost of sales was primarily due to the decrease in printing sales noted above coupled with a slight gross margin reduction resulting from labor and overhead thus less absorption partially offset by lower material and outside purchase costs as a percent of sales. Office products and office furniture cost of sales decreased 1.6% in the nine months ended July 31, 2007 to $20.1 million from $20.4 million in the nine months ended July 31, 2006 and increased as a percent of sales from 70.2% in 2006 to 70.3% in 2007. The decrease in office products and office furniture cost of sales is attributable to an decrease in office products and office furniture sales.

Operating Expenses

During the nine months ended July 31, 2007 compared to the same period in 2006, selling, general and administrative expenses decreased as a percentage of sales to 22.8% from 23.8%. Total S,G&A decreased $2.0 million. The decrease in selling, general and administrative expenses is primarily due to  reduced payroll and payroll related costs due in part to both lower sales and the Company’s cost reduction strategy.

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

The Company filed insurance claims related to both actual and contingent losses. The Company received an advance to claim payment from an insurance company of $300,000 in February 2006 and final settlement claims of $278,000 in April and May 2006. The Company recorded the $300,000 payment as an insurance recovery and related receivable at January 31, 2006. The Company recorded additional charges of approximately $42,000 in the first quarter of 2006 associated with Hurricane Katrina. The Company received a second advance to claim check in April of 2006 in the amount of $200,000 and a full and final settlement of any and all claims check of $78,000 in May of 2006. The Company recorded the aggregate amount of these checks as an insurance recovery and the $78,000 as a related receivable at April 30, 2006. The Company incurred additional charges of $234,000, primarily related to additional inventory valuation reserves and costs associated with relocation in the second quarter of 2006.  During the fourth quarter of 2006, the Company successfully negotiated an early lease termination related to its New Orleans location resulting in Katrina related recoveries of approximately $76,000.  There were no Hurricane Katrina costs of recoveries recorded in 2007.

Income from Operations and Other Income and Expenses

Income from operations increased 1.2% in the nine month period ended July 31, 2007 to $6.5 million from $6.4 million in the same period of 2006. This increase is the result of decreases in S,G&A and a reduction of S,G&A as a percent of sales in 2007 compared to 2006. This improvement was partially offset by a reduction in gross profit primarily due to lower sales and Hurricane Katrina relocation net recoveries of $300,000 in 2006 not present in 2007. Other expense decreased $84,000 to $360,000 in 2007 from $443,000 in 2006. This decrease is primarily due to a $70,000 decrease in interest expense resulting from lower average borrowings in 2007 compared to 2006.

Income Taxes

The Company’s effective income tax rate was 39.6% for the nine months ended July 31, 2007, down from 41.1% in the same period of 2006. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and is partially impacted by the geographic profitability mix of our operations, anticipated effective rate, selling related expenses and other permanent differences.

Net Income

Net income for the first nine months of 2007 increased 5.4% to $3.7 million from $3.5 in the same period of 2006 due to the reasons discussed above. Basic and diluted earnings per share for the nine months ended July 31, 2007 were $0.37 and $0.36 and for 2006 were $0.36 and $0.35. The Company reported core net income of $3,689,000 or $0.37 and $0.36 per share on a basic and diluted basis for the nine months ended July 31, 2007 and core net income of $3,325,000 at $0.34 and $0.33 per share on a basic and diluted basis for the nine months ended July 31, 2006. Core net income does not include the insurance recovery, net of expenses. (See Explanatory Table in "Results of Operations" section.)

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

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Seasonality

Historically, the Company has experienced a greater portion of its profitability in the second and fourth quarters than in the first and third quarters. The second quarter generally reflects post-holiday business activity coupled with increased orders for printing of corporate reports. A post-Labor Day increase in demand for printing services and office products coincides with the Company’s fourth quarter.  The Company's seasonality may also be impacted by contract furniture orders and the related timing associated with the completion of such orders.

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended July 31, 2007, was $5.2 million compared to net cash provided by operations of $4.1 million during the same period in 2006. This change in net cash from operations is due primarily to timing changes in assets and liabilities primarily related to changes in accounts receivable.

Net cash used in investing activities for the nine months ended July 31, 2007 was $3.9 million compared to $1.3 million during the same period in 2006. The net cash used in investing activities during the first nine months of 2007 primarily related to the payment of the contingent purchase price for the Syscan acquisition, capital expenditures in 2007 for the buildout of the facility occupied by Champion Output Solutions and other equipment and vehicle purchases. The net cash used in investing activities during the first nine months of 2006 primarily related to vehicle and equipment purchases including mail service equipment upgrades, software purchases in the office products and office furniture segment, press additions, and upgrades and numerous information technology related expenditures.

Net cash used in financing activities for the nine months ended July 31, 2007 was $1.9 million compared to $4.8 million during the same period in 2006. This change is primarily due to net payments on the Company’s debt of $0.2 million in fiscal 2007 compared with net payments on the Company's debt of approximately $3.8 million in 2006.

The Company’s off balance sheet arrangements at July 31, 2007 relate to the Syscan acquisition and are associated with a put option from Williams Land Corporation to sell a building to the Company for $1.5 million. This option may be exercised no later than 60 days prior to the end of the lease and closing of said purchase cannot exceed 45 days from the end of the lease. The lease term concludes effective September 1, 2009.

On June 28, 2007, the Company signed a definitive asset purchase agreement (the Purchase Agreement) to acquire the Herald-Dispatch daily newspaper published in Huntington West Virginia, from GateHouse Media, Inc. (Gatehouse) for a purchase price of $77 million subject to adjustment as set forth in the purchase agreement.  The parties to the agreement are Champion and a wholly owned subsidiary as a purchaser and Gatehouse Media, Inc., Gatehouse Media West Virginia Holdings, Inc., and Gatehouse Media Illinois Holdings, Inc. as sellers.  The transaction is expected to close during the Company’s fourth quarter, is subject to customary closing conditions and is subject to a breakup fee of 10% of the purchase price.  Champion intends to finance the acquisition with debt.  The Company is anticipated to incur substantial indebtedness to finance this transaction and as such would be subject to numerous restrictive financial covenants.

Working capital on July 31, 2007 was $27.7 million and at October 31, 2006 was $26.0 million. Management believes that working capital and operating ratios remain at acceptable levels.

The Company entered into a purchase commitment for pre-press equipment with a manufacturer for $345,000.  As a result of this commitment the Company paid this manufacturer a deposit of $69,000 as of July 31, 2007.

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

(2.1)
Asset Purchase Agreement by and among Gatehouse Media, Inc., Gatehouse Media West Virginia Holdings, Inc., Gatehouse Media Illinois Holdings, Inc., Champion Publishing, Inc. and Champion Industries, Inc. dated June 28, 2007

Exhibit 2.1 Page Exhibit 2.1-p1
(10.1)	$262,013 Master Loan Agreement between Champion Industries, Inc. and U.S. Bancorp Equipment Finance, Inc. dates as of May 30, 2007	Exhibit 10.1 Page Exhibit 10.1-p1
(10.2)	$1,750,000 term promissory note with commercial security agreement and business loan agreement between Champion Industries, Inc. and Community Trust Bank, Inc. dated as of June 12, 2007	Exhibit 10.2 Page Exhibit 10.2-p1
(31.1)	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Marshall T. Reynolds	Exhibit 31.1 Page Exhibit 31.1-p1
(31.2)	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Todd R. Fry	Exhibit 31.2 Page Exhibit 31.2-p1
(31.3)	Principal Operating Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Toney K. Adkins	Exhibit 31.3 Page Exhibit 31.3-p1
(32)	Marshall T. Reynolds, Todd R. Fry and Toney K. Adkins Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002	Exhibit 32 Page Exhibit 32-p1

Signatures
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION INDUSTRIES, INC.

Date: September 10, 2007	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: September 10, 2007	/s/ Toney K. Adkins
Toney K. Adkins
President and Chief Operating Officer

Date: September 10, 2007	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer