Form 10-K
period 2007-10-31
CHAMPION INDUSTRIES INC
filed 2008-01-25
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2007

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
Yes ☐ No ☒

As of April 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $38,300,218 based on the closing price as reported on the National Association of Securities Dealers Automated Quotation System Global Market.

The outstanding common stock of the Registrant at the close of business on January 4, 2008 consisted of 9,987,913 shares of Common Stock, $1.00 par value.

Total number of pages including cover page 102.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s definitive proxy statement expected to be dated February 15, 2008 with respect to its Annual Meeting of Shareholders to be held on March 17, 2008 are incorporated by reference into Part III, Items 10-14. Exhibit Index located in Part IV Item 15.

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

PART I

ITEM 1 - BUSINESS

HISTORY

Champion Industries, Inc. (“Champion” or the “Company”) is a major commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets east of the Mississippi River. The Company also publishes The Herald-Dispatch daily newspaper in Huntington, WV with a total daily and Sunday circulation of approximately 27,000 and 32,000, respectively. The Company's sales offices and production facilities are located in Huntington, Charleston, Parkersburg, Clarksburg, Wheeling and Morgantown, West Virginia; Lexington and Owensboro, Kentucky; Baton Rouge and New Orleans, Louisiana; Cincinnati, Ohio; Kingsport and Knoxville, Tennessee; Evansville, Indiana; Bridgeville and Altoona, Pennsylvania; and Asheville, North Carolina. The Company's sales force of approximately 140 salespeople sells printing services, business forms management services, office products, office furniture and newspaper advertising.

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

On September 7, 2004, the Company acquired all the issued and outstanding capital stock of Syscan Corporation (“Syscan”), a West Virginia corporation, for a gross cash price of $3,500,000 and a contingent purchase price, dependent upon satisfaction of certain conditions, not to exceed the amount of $1,500,000.  At closing, after considering the cash received in the transaction, the acquisition of a building and acquisition costs, the net assets acquired totaled approximately $2,688,000. On December 14, 2006, the Company satisfied the contingent purchase price for a payment of $1,350,725.

On September 14, 2007, the Company completed, pursuant to an asset purchase agreement, the acquisition of The Herald-Dispatch daily newspaper in Huntington, WV through a newly formed subsidiary Champion Publishing, Inc. The purchase price was $77.0 million and subject to a working capital payment of $837,554 plus or minus any change in working capital from the index working capital base of $1,675,107 at the closing date of September 14, 2007. The working capital payment totaled approximately $1.6 million.

All acquisitions have been accounted for using the purchase method of accounting except for U.S. Tag, Blue Ridge, Capitol and Thompson’s, which utilized the “pooling-of-interest” method of accounting.

BUSINESS

Champion is engaged in the commercial printing and office products and furniture supply business in regional markets east of the Mississippi River. The Company also publishes The Herald-Dispatch daily newspaper in Huntington, WV with a total daily and Sunday circulation of approximately 27,000 and 32,000. The Company's sales force markets a full range of printing services, business forms, office products and office furniture. Management views these sales activities as complementary since frequent customer sales calls required for one of its products or services provide opportunities to cross-sell other products and services. The Company believes it benefits from significant customer loyalty and customer referrals because it provides personal service, quality products, convenience and selection with one-stop shopping.

The Company's printing services range from the simplest to the most complex jobs, including business cards, books, tags, labels, brochures, posters, 4- to 6-color process printing and multi-part, continuous and snap-out business forms. The Company's state-of-the-art equipment enables it to provide computerized composition, art design, paste-up, stripping, film assembly and color scanner separations. Included within our print segment are fulfillment services to our customers which encompasses warehousing, distribution, and reporting services. The Company also offers complete bindery and letterpress services. The printing operations contributed $101.7 million, $106.4 million and $98.5 million or 69.8%, 73.3% and 73.0% of the Company's total revenues for the fiscal years ended October 31, 2007, 2006 and 2005.

The Company provides a full range of office products and office furniture primarily in the budget and middle price ranges, and also offers office design services. The Company publishes a catalog of high volume, frequently ordered items purchased directly from manufacturers. These catalog sales account for the bulk of sales volume and afford sales personnel flexibility in product selection and pricing. Medium to large volume customers are offered levels of pricing discounts. In addition, the Company offers a broad line of general office products through major wholesalers' national catalogs. The Company has implemented Internet e-commerce sites, which allow customers to order office products, furniture and forms online. The e-commerce sites include the office products and office furniture catalog, which is customized specifically for each customer requesting Internet e-commerce access. In addition, the Company offers customized on-line forms management solutions through www.cgc1.com. The Company believes that its e-commerce sites will allow customers to access data concerning their company’s purchase habits so as to better control expenditures for office products and business forms and eliminate large in-house inventories. The Company is a member of a major office products purchasing organization. Members benefit from volume discounts, which permit them to offer competitive prices and improve margins. The Company's office furniture business focuses on the budget to middle price range lines, although upscale lines are offered as well. Office products, office furniture and office design operations contributed $41.4 million, $38.8 million and $36.5 million, or 28.5%, 26.7% and 27.0% of the Company's total revenues for the fiscal years ended October 31, 2007, 2006 and 2005.

The Company operates a daily newspaper in Huntington, WV. The Company entered the newspaper business by purchasing the assets of The Herald-Dispatch from Gatehouse Media, Inc. The Herald-Dispatch was previously owned by Gannett, Inc. since 1971 and was sold to Gatehouse Media, Inc. in May of 2007.

The Herald-Dispatch serves a regional market area in southwestern West Virginia covering Cabell County and portions of neighboring Wayne County and eastern Lawrence County, Ohio. The Herald-Dispatch is the primary print advertising medium for the region, which centers on Huntington and draws business from across the border into Ohio and Kentucky. The Herald-Dispatch has circulation of 27,239 Monday through Friday mornings, 27,108 on Saturday, and 31,872 on Sunday, according to the latest Audit Bureau of Circulations (ABC) Newspaper Publisher's Statement for the 26 weeks ended September 30, 2007. The Herald-Dispatch faces a very limited amount of print competition from other daily newspapers in its home county. It is estimated, based on research performed by Scarborough Management, the designated market area readership (DMA) is approximately 110,000 on Sunday and 88,670 for weekdays. The website has attracted approximately 277,000 unique visitors per month and approximately 4.4 million page views per month. The historical on-line revenues for The Herald-Dispatch have increased from approximately $1.1 million in calendar year 2005 to approximately $1.3 million in calendar year 2006. The six weeks of 2007 from the acquisition on September 14, 2007 to the Company's fiscal calendar year ending on October 31, 2007 represented approximately $200,000 of online revenues. The Company will disclose The Herald-Dispatch commercial printing as a component of the Company's printing segment. The operations also publish the Putnam Herald serving Putnam county, West Virginia, one of the fastest-growing counties in the state, and the Lawrence Herald in Lawrence County, Ohio. The Putnam Herald and Lawrence Herald are distributed free via mail on Saturday and Thursday, respectively.

The Huntington area has been heavily affected by the de-industrialization experienced in the Upper Midwest since the 1970s. Huntington has sought to recast itself as a university town home to 16,000 students. Downtown Huntington was recently revitalized with a $60 million retail/mixed use project; and new industries such as call centers are opening and expanding their locations. The area is also a regional shopping hub and growing medical and research center.

Marshall University borders the downtown area of Huntington. Marshall is 170 years old and is the second largest university in West Virginia. The university currently enrolls 12,000 undergraduate and 4,000 graduate students and offers a full range of programs. Marshall's positive effect on the local economy goes beyond being one of Huntington's top two employers. The university's research corporation, medical school and graduate programs are dedicated to bringing research and development dollars into the community. The university's medical school is a nationwide leader for rural healthcare delivery.

Huntington has experienced several positive industrial developments in the last 10 years. According to the Huntington Area Development Council, 9,000 new jobs have been brought to the Huntington area in the last ten years and 1.7 million square feet of building space has been leased, sold or built. In 2005 the $60 million Pullman Square open-air retail, restaurant and entertainment project was completed to rejuvenate the downtown "Superblock" area, immediately increasing downtown usage. The Harris Riverfront Park promenade that stretches along the Ohio River and downtown is also a target of revitalization efforts.

                KineticPark was another major development to open for business in 2005. This 95-acre site was developed to become a business and technology park/retail area. Early tenants included professional service firms and a restaurant. In addition, Marshall University and the Huntington Area Development Council, both committed to promoting the biotech industry in the area, have teamed up to plan to develop the Velocity Center in KineticPark. The Velocity Center is envisioned as a technology business incubator that will work with the Robert C. Byrd Biotechnology Center at Marshall University to explore and expand commercial applications to technology innovations. The 60,000-square-foot building is also projected to house other technology businesses, including AFBTECH, the American Foundation for the Blind Employment and Technology Center in Huntington.

                Other developments in the area include the opening of two call centers. Amazon.com opened a call center in 2000 that employs 350. Global Contact Services opened a call center in 1998 and recently announced an investment of $1.9 million to expand their facility by 12,000 square feet and 300 employees. The expansion will make them one of the larger employers in the area.

                The Huntington area also serves as a regional shopping center. The Huntington Mall, the largest mall in the state, houses over 150 stores, restaurants and boutiques. It is anchored by Sears, Macy's, JC Penney, Elder Beerman and Dick's Sporting Goods. Many retail stores surround the mall including Goody's, Kohl's, Walmart and Value City. Only a few minutes west on U.S. 60 from the Huntington Mall is another growing shopping plaza, Merritt Creek Farm. This plaza of 30-plus shops includes Home Depot, Target, Marshall's, and the state's first freestanding Starbucks. River Place, a bustling shopping center located near the entrance to downtown Barboursville, is just another few miles down the road. This area features many locally owned restaurants and stores.

        Huntington's medical community provides health care for the region, which also includes portions of Ohio and Kentucky. St. Mary's Hospital is the second-largest health care facility in West Virginia with 393 beds, and has recently completed a $28 million regional heart center and expanded emergency medicine department. Cabell-Huntington Hospital, with 322 beds, recently opened its $84 million North Patient Tower, and shares its campus with the Marshall University Medical Center and the $44 million Edwards Comprehensive Cancer Center, which opened in 2006. The two hospitals are jointly designated as a Level II trauma center. The third area hospital, the Huntington VA Medical Center, is an 80-bed medical and surgical facility. In 1998 the hospital completed a $10 million research facility. These hospitals are three of the top employers in the region.

        Huntington's historic roots as an industrial hub remain alive today. Located along the Ohio River, Huntington was founded as the western terminus of the C&O Railroad. CSX, the successor to C&O, still maintains a headquarters and rail yard in the city. Huntington's inland port along the Ohio River is the largest in the United States in terms of total tonnage and ton miles, and much of the coal mined in southern West Virginia is brought to Huntington via train to be transported by river barges to industrial centers in other parts of the country. Several heavy industrial plants still line the Ohio River and the Guyandotte River.

ORGANIZATION

Champion’s three lines of business are comprised of eighteen operating divisions. The Huntington headquarters provides centralized financial management and administrative services to all of its business segments.

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

Chapman Printing in Charleston, West Virginia operates as a full line printing, printing services distributor and office products and office furniture distributor. Chapman Printing Charleston offers complete print management, fulfillment, mail, digital print, office furniture and print and office products B2B e-commerce solutions. The Syscan operation was consolidated into the Chapman Printing Charleston division effective November 1, 2005. This division also operates a facility in Morgantown, West Virginia providing printing, office products and office furniture, distribution and integration services. In 2007, the Chapman Printing Charleston division spun off its print on demand and mail operations into a new division located in Charleston, West Virginia operating under the name Champion Output Solutions.  Champion Output Solutions is a comprehensive transactional printing and mail center providing statement rendering, check and explanation of benefits variable print, medical billing and postal optimization.

        River Cities Printing was acquired via the acquisition of The Herald-Dispatch and is a commercial printer with sales comprised primarily of stick-on labels and other commercial printing.

Office Products, Office Furniture and Office Design

Stationers, located in Huntington, Clarksburg (doing business as “Champion Clarksburg”), Morgantown (through its Chapman Printing Morgantown division) and Parkersburg, West Virginia (doing business as “Chapman Printing”), provides office products and office furniture primarily to customers in the Company's West Virginia, Ohio and Kentucky market areas. Products are sold by printing division sales people and delivered in bulk daily to each division, or shipped directly to customers.

Smith & Butterfield, located in Evansville, Indiana, provides office products and office furniture primarily to customers in the Company's Indiana and Kentucky market areas. Products are sold by Smith & Butterfield sales personnel and delivered to customers daily.

Stationers, through its Capitol division, offers office design services throughout West Virginia and eastern Kentucky.

Newspaper

      The Herald-Dispatch, located in Huntington, WV, publishes a daily newspaper with a daily and Sunday circulation of approximately 27,000 and 32,000 respectively.

PRODUCTS AND SERVICES

Printing Services

Champion's primary business is commercial printing and business forms manufacturing. The Company, unlike most of its regional competitors, offers the full range of printing production processes, enabling the Company to provide customers a one-stop, one-vendor source without the time and service constraints of subcontracting one or more aspects of production. Major production areas include: (i) printing of business cards, letterhead, envelopes, and one, two, or three color brochures; (ii) process color manufacturing of brochures, posters, advertising sheets and catalogues; (iii) die cutting and foil stamping; (iv) bindery services, including trimming, collating, folding and stitching the final product; (v) forms printing, encompassing roll-to-roll computer forms, checks, invoices, purchase orders and similar forms in single-part, multi-part, continuous and snap-out formats; (vi) tag and label manufacturing; (vii) high volume process color web printing of brochures and catalogs; and (viii) output solutions including print on demand, inserting and mailing services. The capabilities of the Company's various printing divisions are stated below.

Division	Sales & Customer Service	Pre-Press	Sheet Printing	Rotary Printing	Full Color	High Volume Full Color	Output Solutions

Huntington	*	*	*	*
Charleston / Morgantown	*	*
Champion Output Solutions	*						*
Parkersburg	*	*	*		*
Lexington	*	*
Champion Graphic Communications (Baton Rouge)	*	*	*		*
Champion Graphic Communications (New Orleans)	*
Carolina Cut Sheets, Inc.	*
U.S. Tag & Ticket Company, Inc.	*	*		*
Donihe Graphics, Inc.	*	*	*	*	*	*
The Merten Company	*	*	*		*
Interform Corporation	*	*		*	*		*
Consolidated Graphic Communications	*	*
Blue Ridge Printing Co., Inc.	*	*	*		*
River Cities Printing	*	*		*

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

Newspaper

        The Company provides its customers in the Tri-State regions surrounding Huntington, WV with the primary and premier print advertising solutions for the region.

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

The newspaper is produced nightly at its own in-house facility. The paper is then distributed via contract haulers between 3:00AM and 4:00AM each morning. The contract haulers then deliver the papers to each of the route delivery personnel for a targeted delivery of 6:00AM each morning.

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

During the fiscal years ended October 31, 2007, 2006 and 2005, no single customer accounted for more than 3% of the Company’s total revenues. Due to the project-oriented nature of customers' printing requirements, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects.

SUPPLIERS

The Company has not experienced difficulties in obtaining materials in the past and does not consider itself dependent on any particular supplier for supplies. The Company has negotiated company-wide paper purchasing agreements directly with paper manufacturers and is a member of a major office products buying group, which management believes provides the Company with a competitive advantage. The Company is also affiliated with a buying group with a national organization for it's newsprint purchases.

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

The Herald-Dispatch faces limited competition from other daily newspapers in its primary market area of Cabell County, West Virginia. The Herald-Dispatch competes with other advertising mediums in its designated market area including television and radio advertising.

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

        The Company's newspaper operations are geographically concentrated and serve a regional market area in southwestern West Virginia primarily covering Cabell County, West Virginia, parts of neighboring Wayne County, West Virginia and eastern Lawrence County, Ohio.

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

Our business is subject to seasonal fluctuations that we expect to continue to be reflected in our operating results in future periods. On a historical basis The Herald-Dispatch's first and third calendar quarters of the year tended to be the weakest because advertising volume is at its lowest levels following the holiday season and a seasonal slowdown in the summer months. Correspondingly, on a historical basis the fourth calendar quarter followed by the second calendar quarter tended to be the strongest quarters. The fourth calendar quarter includes heavy holiday season advertising. Other factors that affect our quarterly revenues and operating results may be beyond our control, including changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures, distribution costs, changes in newsprint prices and general economic factors.

EMPLOYEES

On October 31, 2007, the Company had approximately 890 employees.

The Company's subsidiary, Interform Corporation, is party to a collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC on behalf of its Local Union 8263 covering all production and maintenance employees (totaling approximately 70 employees at October 31, 2007) at its Bridgeville, Pennsylvania facility. This contract expires May 31, 2010. As a result of the acquisition of The Herald-Dispatch, the Company also is party to a collective bargaining agreement with Graphic Communication Conference/ International Brotherhood of Teamsters Local 619-M of District Council 3 covering newspaper press production employees (totaling approximately 10 employees at October 31, 2007) at The Herald-Dispatch Huntington, West Virginia location. The contract expires December 31, 2010. The Company believes relations with the unions and covered employees are good.

EXECUTIVE OFFICERS OF CHAMPION
		Position and offices with Champion;

Name	Age	Principal occupation or employment last five years
Marshall T. Reynolds	71
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

Toney K. Adkins	58
President and Chief Operating Officer of the Company since January 2005; Vice President-Administration of the Company from November 1995 to January 2005; President, KYOWVA Corrugated Container Company, Inc. from 1991 to 1996.

J. Mac Aldridge	66
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

R. Douglas McElwain	60
Senior Vice President and Division Manager - Champion Graphic Communications Division of the Company since January 2005; Vice President and Division Manager - Bourque Printing division of the Company from December 1993 to January 2005; General Manager of Bourque Printing from June 1993 to December 1993; Sales Representative of Charleston Division of Harrah and Reynolds and Company from 1986 until June 1993.

Todd R. Fry	42
Senior Vice President and Chief Financial Officer of the Company since January 2005; Vice President and Chief Financial Officer of the Company from November 1999 to January 2005; Treasurer and Chief Financial Officer of Broughton Foods Company from September 1997 to June 1999; Coopers & Lybrand L.L.P. from 1991 to September 1997.

Walter R. Sansom	78	Secretary of the Company since December 1992; Production Coordinator of the Company since December 1992 and of Harrah and Reynolds from August 1968 to December 1992.
James A. Rhodes	51
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

Dependence on Marshall T. Reynolds; Control of the Company.

      The Company's operations and prospects are dependent in large part on the continued efforts of Marshall T. Reynolds.  The loss of Mr. Reynolds could have an adverse effect on the Company. In addition, by virtue of Mr. Reynolds' ownership of Company common stock, Mr. Reynolds will continue to significantly influence our operations. As of October 31, 2007, Marshall T. Reynolds and his affiliated entities, including The Harrah and Reynolds Corporation ("Harrah and Reynolds"), held 4,274,127 shares (41.5%) of the common stock of the Company. Sales by Mr. Reynolds of common stock could adversely affect the prevailing market price of the common stock. The Company is unable to estimate the amount of common stock, if any, that may be sold in the future.

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

                The largest current asset on the Company's balance sheet on a net basis is our accounts receivable balances from our customers. We grant credit to substantially all of our customers. A decline in financial condition across a significant component of our customer base could hinder our ability to collect amounts owed by customers. In addition, such a decline could result in lower demand for our services. The potential causes of such a decline include national or local economic downturns, the fact that many of our customers are in highly-competitive industries or markets and the impact of regulatory actions may impact the financial stability of our customers.

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

                We employ approximately 80 persons who are covered by collective bargaining agreements. If our unionized employees were to engage in a concerted strike or other work stoppage, or if our other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both.

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

        Demand for printing services is highly correlated with general economic conditions. A decline in U.S. economic conditions may, therefore, adversely impact our business and results of operations. Because such outcomes are difficult to predict, the industry may experience excess capacity resulting in declines in prices for our services. The overall business climate may also be impacted by foreign wars or domestic or foregin acts of terrorism. Such acts may have sudden and unpredictable adverse impacts on demand for our services.

We may face adverse pricing pressures as a result of operating in a highly competitive market.

        The markets for our services are highly fragmented and we have a large number of competitors, resulting in a highly competitive market and increasing the risk of adverse pricing pressures in various circumstances outside of our control, including economic downturns.

We are dependent on the markets utilizing printed materials in lieu of alternative media. If this changes we may be adversely affected.

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

                We are subject to numerous rules and regulations, including, but not limited to, environmental and health and welfare benefit regulations as well as those associated with being a public company as well as numerous federal, state, and local tax rules and regulations. These rules and regulations and associated interpretations may be changed by local, state or federal governments or agencies. Changes in these regulations may result in a significant increase in our compliance costs. Compliance with changes in rules and regulations could require increases to our workforce, increased cost for services, compensation and benefits, or investments in new or upgraded equipment. In addition, audits and examinations of prior years may result in liabilities and additional financial burdens. The Company currently has not been required by the United States Securities and Exchange Commission to report on the effectiveness of its internal controls in accordance with Section 404 of The Sarbanes-Oxley Act. Under current regulations the Company will be required to comply with such requirements under revised compliance dates and final rules regarding the internal control over financial reporting requirements commencing with managements report for fiscal years ending on or after December 15, 2007 and for auditors attestation for fiscal years end on or after December 15, 2008. The Company is currently unable to predict the cost or difficulties required to complete such certifications.

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

Competition from alternative forms of media may impair our ability to achieve revenue growth

        Advertising produces the predominant share of our newspaper revenues. With the continued development of alternative forms of media, particularly those based on the Internet, our traditional print business faces increased competition. Alternative media sources also affect our ability to increase our circulation revenues. This competition could make it difficult for us to grow our advertising and circulation revenues, which we believe will challenge us to expand the contributions of our online business.

If there is a significant increase in the price of newsprint or a reduction in the availability of newsprint, our results of operations and financial condition may suffer.

        Newsprint is the major component of our cost of raw materials associated with production of the newspaper. Accordingly, our earnings are sensitive to changes in newsprint prices. We have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, our operating results could be adversely affected. If our newsprint suppliers experience labor unrest, transportation difficulties or other supply disruptions, our ability to produce and deliver newspapers could be impaired and/or the cost of the newsprint could increase, both of which would negatively affect our operating results.

Our indebtedness could adversely affect our financial health and reduce the funds available to us for other purposes, including dividend payments.

        We have a significant amount of indebtedness. At October 31, 2007, we had total indebtedness of $84.4 million under our credit facilities. Our pro forma interest expense for the year ended October 31, 2007 was approximately $6.6 million. At October 31, 2007, the borrowings under our credit facility were subject to a floating interest rate of LIBOR plus 275 basis points or the prime rate plus 75 basis points. The borrowings under our credit facility were hedged through the execution of interest rate hedge agreements that convert the floating interest rate component to an effective interest rate of 4.78% plus the applicable LIBOR margin on $25.0 million of these borrowings through October 29, 2010. The pro forma interest expense included historical interest expense of the Company and pro forma expense as if the acquisition of The Herald-Dispatch occured as of November 1, 2006. The pro forma interest rates included the contractual swap rate and an assumed LIBOR rate of 4.80%

We may not be able to pay or maintain dividends and the failure to do so may negatively affect our share price.

        We have historically paid regular quarterly dividends to the holders of our common stock. Our ability to pay dividends, if any, will depend on, among other things, our cash flows, our cash requirements, our financial condition, the degree to which we are or become leveraged, contractual restrictions binding on us, provisions of applicable law and other factors that our board of directors may deem relevant. There can be no assurance that we will generate sufficient cash from continuing operations in the future, or have sufficient surplus or net profits to pay dividends on our common stock. Our dividend policy is based upon our directors’ current assessment of our business and the environment in which we operate and that assessment could change based on competitive or technological developments (which could, for example, increase our need for capital expenditures) or new growth opportunities. Our board of directors may, in its discretion, amend or repeal our dividend policy to decrease the level of dividends or entirely discontinue the payment of dividends. The reduction or elimination of dividends may negatively affect the market price of our common stock.

Our newspaper business is subject to seasonal and other fluctuations, which affects our revenues and operating results.

        Our business is subject to seasonal fluctuations that we expect to continue to be reflected in our operating results in future periods. On a historical basis The Herald-Dispatch's first and third calendar quarters of the year tended to be the weakest because advertising volume is at its lowest levels following the holiday season and a seasonal slow down in the summer months. Correspondingly, on a historical basis the fourth calendar quarter followed by the second calendar quarter tended to be the strongest quarters. The fourth calendar quarter includes heavy holiday season advertising. Other factors that affect our quarterly revenues and operating results may be beyond our control, including changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures, distribution costs, changes in newsprint prices and general economic factors.

We could be adversely affected by declining newspaper circulation.

        According to the Newspaper Association of America, overall daily newspaper circulation, including national and urban newspapers, has declined at an average annual rate of 0.8% during the three-year period from 2002 to 2004. There can be no assurance that our circulation will not decline in the future. Further declines in circulation could impair our ability to maintain or increase our advertising prices, cause purchasers of advertising in our publications to reduce or discontinue those purchases and discourage potential new advertising customers which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 2 - PROPERTIES

                The Company conducts its operations primarily from twenty-one (21) different physical locations, fourteen (14) of which are leased and seven (7) of which are owned in fee simple by Company subsidiaries.  The Company also owns two facilities of which the operations have been consolidated into other Champion facilities.  The Company also leases other facilities primarily as sales and customer service locations, these operations and locations are not included as core operating facilities.  The Company does not anticipate any issues in regards to the renewal of certain leases when the terms expire.  The properties leased and certain of the lease terms are set forth below and may be subject to periodic adjustments based on the consumer price index:
Property	Division Occupying Property	Square Feet	Annual Rental	Expiration Of Term
2450 1st Avenue Huntington, West Virginia (1)	Chapman Printing- Huntington	85,000	$116,400	2013
1945 5th Avenue Huntington, West Virginia (1)	Stationers	37,025	30,000	2013

Property	Division Occupying Property	Square Feet	Annual Rental	Expiration Of Term
615-619 4th Avenue Huntington, West Virginia (1)	Stationers	59,641	21,600	2013
405 Ann Street Parkersburg, West Virginia (1)	Chapman Printing - Parkersburg	36,614	57,600	2013
890 Russell Cave Road Lexington, Kentucky (1)	Chapman Printing - Lexington	20,135	57,600	2013
2800 Lynch Road Evansville, Indiana (1)	Smith & Butterfield	42,375	121,640	2009
1901 Mayview Road Bridgeville, Pennsylvania (1)	Interform Corporation	120,000	293,503	2008
1515 Central Parkway Cincinnati, Ohio (1)	The Merten Company	40,000	107,163	2011
1214 Main Street Wheeling, West Virginia	CBI - Wheeling	22,000	36,000	2009
3000 Washington St. Charleston, West Virginia (2)	Chapman Printing-Charleston	37,710	147,240	2009
951 Point Marion Rd. Morgantown, West Virginia (1)	Chapman Printing-Charleston	5,850	42,000	2010
120 Hills Plaza Charleston, West Virginia (4)	Champion Output Solutions	22,523	115,992	2011
1539-A River Oaks Rd. New Orleans, Louisiana (3)	Champion Graphic Communications	3,000	36,000	2009
1639-51 7th Ave. Huntington, West Virginia (1)	The Herald-Dispatch	14,000	39,600	2008

(1)  Lease is “triple net”, whereby the Company pays for all utilities, insurance, taxes, repairs and maintenance and all other costs associated with properties.

(2)  Champion has an option to purchase building at end of lease term and Williams Land Corporation has an option to put the building to Champion at end of lease term.

(3)  Lease is gross to the extent it excludes taxes and insurance during the lease term.

 (4)  Lease is gross to the extent it excludes taxes and insurance during the initial lease term. The Company has renewal options through 2024 at various rates and the lease essentially converts to a triple net lease in the renewal period.  The Company has entered into a sublease agreement with an anticipated start date of January 2007, through June 30, 2011, at an annual sublease of $44,370, representing approximately 8,500 square feet.

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

      The Herald-Dispatch owns and operates from a five-story masonry building of approximately 65,000 square feet at 946 5th Avenue, Huntington, West Virginia.

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

	Fiscal Year 2007		Fiscal Year 2006
	High	Low	High	Low
First quarter	$ 8.87	$ 6.45	$ 4.50	$ 4.25
Second quarter	9.99	7.56	6.49	4.27
Third quarter	8.22	6.61	9.98	6.05
Fourth quarter	6.45	5.30	7.93	6.30

        At the close of business on January 4, 2008, there were 418 shareholders of record of Champion common stock. The shareholders of record are determined by the Company’s transfer agent.

The following table sets forth the quarterly dividends per share declared on Champion common stock.

	Fiscal Year 2008	Fiscal Year 2007	Fiscal Year 2006
First quarter	$0.06	$0.06	$0.05
Second quarter	-	0.06	0.05
Third quarter	-	0.06	0.05
Fourth quarter	-	0.06	0.05

ITEM 6 - SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for each of the five years in the period ended October 31, 2007, have been derived from the Audited Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with the Audited Consolidated Financial Statements, related notes, and the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.

	Year Ended October 31,
	2007 (2)	2006 (1)	2005 (1)	2004	2003
	(In thousands, except share and per share data)
OPERATING STATEMENT DATA:
Revenues:
Printing	$101,653	$106,414	$98,458	$95,325	$96,537
Office products and office furniture	41,449	38,774	36,467	29,077	25,646
Newspaper	2,540	-	-	-	-
Total revenues	145,642	145,188	134,925	124,402	122,183

Cost of sales & newspaper operating costs:
Printing	72,769	75,016	70,978	69,746	69,889
Office products and office furniture	28,835	26,778	25,694	20,260	17,963
Newspaper cost of sales & operating costs	1,188	-	-	-	-
Total cost of sales & newspaper operating costs	102,792	101,794	96,672	90,006	87,852

Gross profit	42,850	43,394	38,253	34,396	34,331
Selling, general and administrative expense	32,336	34,018	34,797	33,058	31,175
Hurricane and relocation costs, net of recoveries	-	(377)	1,021	-	-

Income from operations	10,514	9,753	2,435	1,338	3,156

Interest income	45	28	18	7	4
Interest expense	(1,455)	(610)	(610)	(301)	(167)
Other income	179	32	120	288	10

Income before income taxes	9,283	9,203	1,963	1,332	3,003

Income tax	(3,203)	(3,729)	(846)	(582)	(1,235)
Net income	$6,080	$5,474	$1,117	$750	$1,768

Earnings per share:
Basic	$0.61	$0.56	$0.11	$0.08	$0.18
Diluted	0.60	0.55	0.11	0.08	0.18

Dividends per share	$0.24	$0.20	$0.20	$0.20	$0.20
Weighted average common shares outstanding:

Basic	9,957,000	9,818,000	9,735,000	9,729,000	9,714,000
Diluted	10,103,000	9,972,000	9,809,000	9,825,000	9,761,000

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

(2)	The revenues associated with the acquisition of The Herald-Dispatch are primarily composed of advertising, circulation and commercial printing revenues. The advertising and circulation revenues are included as a component of the newspaper segment and the commercial printing revenues are recorded as a component of the printing segment. Approximately six weeks of the operations of The Herald-Dispatch are included in the Company's Statement of Operations commencing concurrent with the acquisition in 2007.

	At October 31,
	2007	2006	2005	2004	2003
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents	$5,793	$5,487	$3,662	$1,745	$2,172
Working capital	25,308	25,955	26,081	26,913	26,977
Total assets	149,212	65,989	61,645	64,150	58,469
Long-term debt (net of current portion) (1)	79,378	4,220	6,761	8,257	3,966
Shareholders' equity	48,727	44,777	40,752	41,551	42,691

(1) Includes non-current borrowings under the Company’s credit facilities.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets of the United States of America, east of the Mississippi River. The Company also publishes The Herald-Dispatch daily newspaper in Huntington, WV with a total daily and Sunday circulation of approximately 27,000 and 32,000, respectively. The Company has grown through strategic acquisitions and internal growth. Through such growth, the Company has realized regional economies of scale, operational efficiencies, and exposure of its core products to new markets. The Company has acquired fifteen printing companies, eight office products and office furniture companies, one company with a combined emphasis on both printing and office products and office furniture, a paper distribution division (which was subsequently sold in 2001) and a daily newspaper since its initial public offering on January 28, 1993.

The Company's net revenues consist primarily of sales of commercial printing, business forms, tags, other printed products, document output solutions including rendering, inserting and mailing, office supplies, office furniture, data products and office design services as well as newspaper revenues primarily from advertising and circulation. The Company recognizes revenues when products are shipped or ownership is transferred and when services are rendered to the customer. Newspaper advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on web sites. Circulation revenues are recognized when purchased newspapers are distributed. The Company's revenues are subject to seasonal fluctuations caused by variations in demand for its products.

The Company's cost of sales primarily consists of raw materials, including paper, ink, pre-press supplies and purchased office supplies, furniture and data products, and manufacturing costs including direct labor, indirect labor and overhead. Significant factors affecting the Company's cost of sales include the costs of paper in printing, office supplies and the newspaper operations, costs of labor and other raw materials.

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

As discussed in the notes to the financial statements, goodwill and other intangibles are recorded at the adjusted book value and were analyzed for impairment with the implementation of SFAS 142. The fair value of the Company’s goodwill and other intangibles was estimated using discounted cash flow methodologies. Based on the analysis, the Company determined that the fair value relating to goodwill and other intangibles resulted in an implied fair value greater than the book value recorded for the corresponding goodwill and other intangibles, and therefore, no impairment was recognized in any period subsequent to the adoption of this statement.

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

During 2007, 2006 and 2005, $492,000, $979,000 and $421,000 of bad debt expense was incurred and the allowance for doubtful accounts was $1,511,000, $1,558,000 and $1,410,000 as of October 31, 2007, 2006 and 2005. The actual write-offs for the periods were $657,000, $832,000 and $407,000 during 2007, 2006 and 2005. General economic conditions and specific geographic and customer concerns are major factors that may affect the adequacy of the allowance and may result in a change in the annual bad debt expense.

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

	Year Ended October 31,
	($ In thousands)
	2007		2006		2005
Revenues:
Printing	$101,653	69.8%	$106,414	73.3%	$98,458	73.0%
Office products and office furniture	41,449	28.5%	38,774	26.7%	36,467	27.0%
Newspaper	2,540	1.7%	-	-	-	-
Total revenues	145,642	100.0%	145,188	100.0%	134,925	100.0%
Cost of sales & newspaper operating costs:
Printing	72,769	50.0%	75,016	51.7%	70,978	52.6%
Office products and office furniture	28,835	19.8%	26,778	18.4%	25,694	19.0%
Newspaper cost of sales & operating costs	1,188	0.8%	-	-	-	-
Total cost of sales and newspaper operating costs	102,792	70.6%	101,794	70.1%	96,672	71.6%
Gross profit	42,850	29.4%	43,394	29.9%	38,253	28.4%
Selling, general and administrative
expenses	32,336	22.2%	34,018	23.5%	34,797	25.8%
Hurricane and relocation costs, net of recoveries	-	-	(377)	-0.3%	1,021	0.8%
Income from operations	10,514	7.2%	9,753	6.7%	2,435	1.8%
Other income (expense):
Interest income	45	0.0%	28	0.0%	18	0.0%
Interest expense	(1,455)	-1.0%	(610)	-0.4%	(610)	-0.4%
Other income	179	0.2%	32	0.0%	120	0.1%
Income before income taxes	9,283	6.4%	9,203	6.3%	1,963	1.5%
Income tax expense	(3,203)	-2.2%	(3,729)	-2.5%	(846)	-0.7%
Net income	$6,080	4.2%	$5,474	3.8%	$1,117	0.8%

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

	Three Months Ended October 31,		Year Ended October 31,
	2007	2006	2007	2006
Net income	$2,391,000	$1,973,000	$6,080,000	$5,474,000
Recoveries, net of expenses (Hurricane and relocation expenses), net of tax	-	46,000	-	224,000
Core net income	$2,391,000	$1,927,000	$6,080,000	$5,250,000

Year Ended October 31, 2007 Compared to Year Ended October 31, 2006

Revenues

Consolidated net revenues were $145.6 million for the year ended October 31, 2007 compared to $145.2 million in the prior fiscal year. This change represents an increase in revenues of approximately $0.5 million, or 0.3%. Printing revenues decreased by $4.8 million or 4.5% from $106.4 million in 2006 to $101.7 million in 2007. The decrease in printing sales was primarily due to sales declines in several of our commercial plants that primarily operate in the sheetfed arena. Office products and office furniture revenue increased $2.7 million or 6.9% from $38.8 million in 2006 to $41.4 million in 2007. The increase in revenues for the office products and office furniture segment was primarily attributable to robust office furniture sales in 2007 compared to 2006, as well as slight increases in office products sales. During the period in which the Company owned The Herald-Dispatch, approximately six weeks, the newspaper revenues were composed of approximately $2.0 million in advertising revenue and $0.6 million in circulation revenues.

Cost of Sales

Total cost of sales for the year ended October 31, 2007 totaled $102.8 million compared to $101.8 million in the previous year. This change represented an increase of $1.0 million or 1.0% in cost of sales. Printing cost of sales decreased $2.2 million, or 3.0% to $72.8 million in 2007 compared to $75.0 million in 2006. Printing cost of sales were lower due to an overall decrease in printing sales. Printing cost of sales as a percentage of printing sales increased to 71.6% as a percent of printing sales in 2007 from 70.5% in 2006. This increase was primarily the result of higher payroll costs as a percent of sales. Office products and office furniture cost of sales increased $2.1 million to $28.8 million in 2007 from $26.8 million in 2006. The increase in office products and office furniture cost of sales is attributable to an increase in office products and office furniture sales. The increase in office products and office furniture cost of sales as a percent of office products and office furniture sales is primarily reflective of higher furniture costs as a percent of furniture sales.

Operating Expenses and Income

Selling, general and administrative (S,G&A) expenses decreased $1.7 million to $32.3 million in 2007 from $34.0 million in 2006. S,G&A as a percentage of net sales represented 22.2% of net sales in 2007 compared with 23.5% of net sales in 2006. This decrease in selling, general and administrative costs is due to reductions in payroll, lower selling related expenses and a decrease in bad debt expense, as well as reductions in several other S,G&A line items partially offset by additional expenses from the acquisition of The Herald-Dispatch.

Other Income (Expense)

Other expense increased approximately $681,000 from $550,000 in 2006 to $1,231,000 in 2007. This was primarily due to an increase in interest expense of $846,000 from $610,000 in 2006 to $1,455,000 in 2007 partially offset by higher other income. The increase in interest expense was attributed to the acquisition of The Herald-Dispatch which was completed on September 14, 2007.

Income Taxes

Income taxes as a percentage of income before taxes were 34.5% in 2007 compared with 40.5% in 2006. The decrease in income taxes as a percentage of income before taxes is primarily related to lower state tax rates based on multi-state apportionment factors, amended state returns, and amortization expense deductions recorded as a permanent difference due to the acquisition of The Herald-Dispatch.

The effective income tax rate in 2007 and 2006 approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

For reasons set forth above, net income for 2007 increased approximately $0.6 million to $6.1 million, or $0.61 per share on a basic and $0.60 per share on a diluted basis, from net income of $5.5 million for 2006, or $0.56 per share on a basic basis and $0.55 on a diluted basis.

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

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2007, the Company had $5.8 million of cash and cash equivalents, an increase of $0.3 million from the prior year. Working capital as of October 31, 2007 was $25.3 million, a 2.5% decrease from $26.0 million at October 31, 2006.

The Company had historically used cash generated from operating activities and debt to finance capital expenditures and the cash portion of the purchase price of acquisitions. Management plans to continue making significant investments in equipment and to seek appropriate acquisition candidates. However, to fund the Company's continued expansion of operations, additional financing may be necessary. The Company has two available lines of credit totaling up to $31.0 million, of which $30.0 million is subject to borrowing base limitations (See Note 3 of the Consolidated Financial Statements). For the foreseeable future including through Fiscal 2008, management believes it can fund operations, meet debt service requirements and make the planned capital expenditures based on the available cash and cash equivalents, cash flow from operations and lines of credit.

Additionally, the Company has minimal amounts of future contracted obligations (See Note 3 and Note 6 of the Consolidated Financial Statements). The Company is not a guarantor of indebtedness of others. The Company’s off balance sheet arrangements at October 31, 2007 relate to the Syscan acquisition and are associated with a put option from Williams Land Corporation to sell a building to the Company for $1.5 million. This option may be exercised no later than 60 days prior to the end of the lease and closing of said purchase cannot exceed 45 days from the end of the lease.

      The Company had borrowed under its $30.0 million line of credit approximately $15.5 million at October 31, 2007 which encompassed refinancing of existing indebtedness prior to The Herald-Dispatch acquisition and to partially fund the purchase of The Herald-Dispatch. Pursuant to the borrowing base calculation the Company had $8.8 million in additional availability under its $30.0 million revolving credit line and $1.0 million available under an unsecured line of credit at October 31, 2007.

        As of October 31, 2007, the Company had contractual obligations in the form of leases, debt and a contingent acquisition payment as follows:

Payments Due by Fiscal Year
Contractual Obligations	2008	2009	2010	2011	2012	Residual	Total

Non-cancelable operating leases	$1,184,662	$839,739	$542,912	$440,242	$283,200	$206,800	$3,497,555

Term debt	5,033,637	4,937,402	4,900,000	4,900,000	4,900,000	44,200,000	68,871,039

Line of credit	-	-	-	-	15,540,496	-	15,540,496

Working capital due to Gatehouse Media, Inc.	1,616,000	-	-	-	-	-	1,616,000
	$7,834,299	$5,777,141	$5,442,912	$5,340,242	$20,723,696	$44,406,800	$89,525,090

                The company has accrued $1,616,000 for a final payment due to Gatehouse Media, Inc. regarding the working capital settlement for the acquisition of The Herald-Dispatch. The payment is contractually due to Gatehouse Media, Inc. in the company's first quarter of 2008.

Cash Flows from Operating Activities

Cash flows from operating activities for the years ended October 31, 2007, 2006 and 2005 were $8.7 million, $10.2 million and $8.3 million. The decrease in cash flows from operating activities for the fiscal year 2007 compared to 2006 was primarily reflective of cash paid for taxes of which a refund has been recorded in 2007 and a liability was recorded in 2006, primarily due to the timing of tax payments and a cash payment under a deferred compensation plan. These items were partially offset by additional cash generated by changes in the remaining assets and liabilities and an increase in net income. The increase in cash flows from operating activities for the fiscal year 2006 compared to 2005 was primarily reflective of additional cash generated in 2006 from higher net income.

Cash Flows from Investing Activities

Cash used in investing activities was ($4.1) million, ($3.0) million and ($2.7) million for the years ended October 31, 2007, 2006 and 2005. Cash flows used in investing activities increased in 2007 compared to 2006 primarily due to the contingent earn-out paid for the acquisition of Syscan, higher capital expenditures, partially offset by cash net of certain acquisition related expenditures for The Herald-Dispatch.  Cash flows used in investing activities increased slightly in 2006 compared to 2005 due to higher capital expenditures.

Cash Flows from Financing Activities

Net cash flows used in financing activities for the years ended October 31, 2007, 2006 and 2005 were ($4.2) million, ($5.4) million and ($3.7) million. The $4.2 million utilized for financing activities in 2007 was primarily reflective of net payments on debt, dividends and financing costs paid, partially offset by stock option proceeds.  During 2006, the Company reduced net borrowings by approximately $2.6 million and, after adjusting for non-cash investing and financing activities, reduced net borrowings by $3.9 million. This coupled with dividend payments of $2.0 million, partially offset by stock option proceeds, was reflective of net cash used in financing activities during 2006. Dividends paid in 2007 were $2.4 million, $2.0 million in 2006 and $1.9 million in 2005.

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

        Our business is subject to seasonal fluctuations that we expect to continue to be reflected in our operating results in future periods. On a historical basis the Herald-Dispatch's first and third calendar quarters of the year tended to be the weakest because advertising volume is at its lowest levels following the holiday season and a seasonal slowdown in the summer months. Correspondingly, on a historical basis the fourth calendar quarter followed by the second calendar quarter tended to be the strongest quarters. The fourth calendar quarter includes heavy holiday season advertising. Other factors that affect our quarterly revenues and operating results may be beyond our control, including changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures, distribution costs, changes in newsprint prices and general economic factors.

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

        We adopted the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ended October 31, 2007. As a result of the adoption of SAB 108, the Company recorded an increase in net fixed assets of approximately $95,000, an increase in accounts receivable of approximately $101,000, a decrease in accrued payroll of approximately $68,000, a decrease in accrued professional fees of approximately $83,000, reductions in accounts receivable and inventory of approximately $65,000, other accrual increases of $68,000 and an increase in retained earnings of approximately $128,000, net of tax, as of November 1, 2006. The accompanying financial statements reflect these adjustments.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Board of Directors selects the independent accountants for the Company each year. On April 16, 2007, the Company dismissed BKD, LLP and engaged the firm of Arnett and Foster, PLLC as its independent accountants for the fiscal year ended October 31, 2007. During the Company's two most recent fiscal years and through the date of discharge of BKD, LLP, there were no disagreements with BKD, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of BKD, LLP would have caused BKD, LLP to make reference to the matter in its report. The reports of BKD, LLP on the Company's financial statements for the fiscal years ended October 31, 2005 and 2006, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Company requested BKD, LLP to furnish to the Company a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. Such letter, received by the Company on April 18, 2007, was filed as an exhibit to Form 8-K by the Company with the Securities and Exchange Commission on April 20, 2007. The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Company and ratified by the Board of Directors.

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

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to the directors of the Company is contained under the captions “Elections of Directors”, “Meetings, Committees and Attendance”, “Section 16a Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement, expected to be dated February 15, 2008, with respect to the Annual Meeting of Shareholders to be held on March 17, 2008, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference. Certain information concerning executive officers of the Company appear in “EXECUTIVE OFFICERS OF CHAMPION” at Part I of this report.

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this Item is contained under the captions "Executive Compensation" including "Compensation Discussion and Analysis", "Compensation Committee Report", "Summary Compensation Table", "Outstanding Equity Awards at Fiscal Year-End" and "Director Compensation" in the Company’s definitive Proxy Statement, expected to be dated February 15, 2008, with respect to the Annual Meeting of Shareholders to be held on March 17, 2008, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item is contained under the captions “Equity Compensation Plan Information” and “Ownership of Shares” in the Company’s definitive Proxy Statement, expected to be dated February 15, 2008, with respect to the Annual Meeting of Shareholders to be held on March 17, 2008, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this Item is contained under the captions “Transactions with Directors, Officers and Principal Shareholders” and "Meetings, Committees and Attendence" in the Company’s definitive Proxy Statement, expected to be dated February 15, 2008, with respect to the Annual Meeting of Shareholders to be held on March 17, 2008, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is contained under the caption “Independent Auditors” in the Company’s definitive Proxy Statement, expected to be dated February 15, 2008, with respect to the Annual Meeting of Shareholders to be held on March 17, 2008, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

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

(3)	3.1	Articles of Incorporation	Filed as Exhibit 3.1 to Form 10-Q dated June 16, 1997, filed on June 16, 1997, incorporated herein by reference.

	3.2	Bylaws	Page Exhibit 3.2-pl

(4)		Instruments defining the rights of security holders, including debentures.	See Exhibit 3.1 above.

(10)		Material Contracts
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

$1,000,000 revolving line of credit between Stationers, Inc. and First Sentry Bank dated as of October 7, 2005, filed as exhibit 10.1 to Form 10-K dated January 16, 2006 filed January 27, 2006, is incorporated herein by reference.

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

$1,200,000 term note between Champion Industries, Inc. and Community Trust Bank, Inc. dated as of July 28, 2006, filed as Exhibit 10.1 to Form 10-K dated January 15, 2007 filed January 28, 2007, is incorporated herein by reference.

$642,831.68 term note between Champion Industries, Inc. and First Bank of Charleston, Inc. dated as of August 30, 2006, filed as Exhibit 10.1 to Form 10-K dated January 15, 2007 filed January 28, 2007, is incorporated herein by reference.

$10,000,000 promissory note between Champion Industries, Inc. and United Bank, Inc., filed as Exhibit 10.2 to form 8-K dated March 20, 2007 filed March 22, 2007, is incorporated herein by reference.

$324,408.00 promissory note between Champion Industries, Inc. and First Bank of Charleston, Inc. dated as of March 23, 2007, filed as Exhibit 10.1 to Form 10-Q dated June 8, 2007 filed June 8, 2007, is incorporated herein by reference.

$1,000,000 revolving line of credit between Stationers, Inc. and First Sentry Bank dated as of April 7, 2007, filed as exhibit 10.2 to Form 10-Q dated June 8, 2007 filed June 8, 2007, is incorporated herein by reference.

$267,013. master loan agreement between Champion Industries, Inc. and US Bancorp Equipment Finance dated as of May 30, 2007, filed as Exhibit 10.1 to Form 10-Q dated September 10, 2007 filed September 11, 2007, is incorporated herein by reference.

$1,750,000 promissory note between Champion Industries, Inc. and Community Trust Bank, Inc. dated as of June 12, 2007, filed as Exhibit 10.2 to Form 10-Q dated September 10, 2007 filed September 11, 2007, is incorporated herein by reference.

Credit agreement between Champion Industries, Inc. and Fifth Third Bank, filed as Exhibit 10.1 to Form 8-K dated September 14, 2007 filed September 19, 2007, is incorporated herein by reference.

(14)	Code of Ethics
Code of Ethics for the Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer, filed as Exhibit 14 to form 10-K dated January 19, 2004 filed January 26, 2004, is incorporated herein by reference.

Code of Business Conduct and Ethics, filed as Exhibit 14.2 to Form 10-K dated January 19, 2004 filed January 26, 2004, is incorporated herein by reference.

(16)		Letter of BKD, LLP dated April 20, 2007, filed as Exhibit 16 to Form 8-K dated April 20, 2007, filed April 20, 2007, is incorporated herein by reference.

(21)	Subsidiaries of the Registrant	Exhibit 21	Page Exhibit 21-p1

(23.1)	Consent of Arnett and Foster, PLLC	Exhibit 23.1	Page Exhibit 23.1-p1

(23.2)	Consent of BKD, LLP	Exhibit 23.2	Page Exhibit 23.2-p1

(31.1)	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Marshall T. Reynolds	Exhibit 31.1	Page Exhibit 31.1-p1

(31.2)	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Todd R. Fry	Exhibit 31.2	Page Exhibit 31.2-p1

(31.3)	Principal Operating Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Toney K. Adkins	Exhibit 31.3	Page Exhibit 31.3-p1

(32)	Marshall T. Reynolds, Todd R. Fry and Toney K. Adkins Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002	Exhibit 32	Page Exhibit 32-p1

(b)  Exhibits - Exhibits are filed as a separate section of this report.

(c)  Financial Statement Schedules - Filed as separate section on page F-38.

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

Date: January 21, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.
SIGNATURE AND TITLE	DATE

/s/ Lou J. Akers	January 21, 2008
Lou J. Akers, Director

/s/ Philip E. Cline	January 21, 2008
Philip E. Cline, Director

/s/ Harley F. Mooney, Jr.	January 21, 2008
Harley F. Mooney, Jr., Director

/s/ A. Michael Perry	January 21, 2008
A. Michael Perry, Director

/s/ Marshall T. Reynolds	January 21, 2008
Marshall T. Reynolds, Director

/s/ Neal W. Scaggs	January 21, 2008
Neal W. Scaggs, Director

/s/ Glenn W. Wilcox, Sr.	January 21, 2008
Glenn W. Wilcox, Sr., Director

Champion Industries, Inc.

Audited Consolidated Financial Statements and Schedule

October 31, 2007

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
Champion Industries, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheet of Champion Industries, Inc. and Subsidiaries (the “Company”) as of October 31, 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for year ended October 31, 2007. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at October 31, 2007, and the results of its operations and its cash flows for the year ended October 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Arnett & Foster, PLLC

Charleston, West Virginia
January 25, 2008

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
Champion Industries, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheet of Champion Industries, Inc. and Subsidiaries (the “Company”) as of October 31, 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended October 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at October 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ BKD, LLP

Evansville, Indiana
December 15, 2006

Champion Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	October 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$5,793,120	$5,486,577
Accounts receivable, net of allowance of $1,511,000 and $1,558,000	23,239,103	20,638,823
Inventories	11,504,847	10,986,590
Income tax refund	632,439	-
Other current assets	882,535	618,549
Deferred income tax assets	969,664	1,200,037
Total current assets	43,021,708	38,930,576

Property and equipment, at cost:
Land	2,120,689	2,023,375
Buildings and improvements	12,262,229	8,731,280
Machinery and equipment	55,763,920	46,757,859
Furniture and fixtures	4,088,761	3,620,783
Vehicles	3,185,555	3,453,415
	77,421,154	64,586,712
Less accumulated depreciation	(48,164,640)	(45,541,027)
	29,256,514	19,045,685

Cash surrender value of officers’ life insurance	834,106	1,202,696
Goodwill	38,853,657	3,411,511
Deferred financing costs	1,818,140	-
Other intangibles, net of accumulated amortization	16,779,241	3,125,691
Trademark and masthead	18,515,316	-
Other assets	132,909	272,567
	76,933,369	8,012,465
Total assets	$149,211,591	$65,988,726

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	October 31,
	2007	2006
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,491,189	$5,763,928
Accrued payroll and commissions	2,460,287	2,169,878
Taxes accrued and withheld	1,294,125	1,394,345
Accrued income taxes	-	1,107,837
Accrued expenses	3,433,971	925,070
Current portion of long-term debt:
Notes payable	5,033,637	1,614,861
Total current liabilities	17,713,209	12,975,919

Long-term debt, net of current portion:
Line of credit	15,540,496	-
Notes payable	63,837,402	4,219,724
Deferred income tax liabilities	3,382,447	3,628,014
Other liabilities	10,950	388,384
Total liabilities	100,484,504	21,212,041

Commitments and contingencies-See Note

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized;
9,968,913 and 9,922,913 shares issued
and outstanding	9,968,913	9,922,913
Additional paid-in capital	22,733,300	22,636,620
Retained earnings	16,036,224	12,217,152
Other comprehensive loss	(11,350)	-
Total shareholders’ equity	48,727,087	44,776,685
Total liabilities and shareholders’ equity	$149,211,591	$65,988,726

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended October 31,
	2007	2006	2005
Revenues:
Printing	$101,652,835	$106,413,663	$98,458,017
Office products and office furniture	41,448,642	38,774,213	36,467,219
Newspaper	2,540,377	-	-
Total revenues	145,641,854	145,187,876	134,925,236

Cost of sales & newspaper operating costs:
Printing	72,769,486	75,015,978	70,978,621
Office products and office furniture	28,834,642	26,777,539	25,693,958
Newspaper cost of sales & operating costs	1,187,444	-	-
Total cost of sales & newspaper operating costs	102,791,572	101,793,517	96,672,579

Gross profit	42,850,282	43,394,359	38,252,657

Selling, general and administrative expenses	32,335,593	34,018,288	34,796,990

Hurricane and relocation costs, net of recoveries	-	(377,276)	1,020,999
Income from operations:	10,514,689	9,753,347	2,434,668

Other income (expense):
Interest income	45,021	28,251	18,472
Interest expense	(1,455,470)	(609,881)	(610,787)
Other	179,126	31,694	120,436
	(1,231,323)	(549,936)	(471,879)
Income before income taxes	9,283,366	9,203,411	1,962,789
Income tax expense	(3,203,226)	(3,729,563)	(846,155)
Net income	$6,080,140	$5,473,848	$1,116,634

Earnings per share:
Basic	$0.61	$0.56	$0.11
Diluted	0.60	0.55	0.11

Dividends paid per share	0.24	0.20	0.20

Weighted average shares outstanding:
Basic	9,957,000	9,818,000	9,735,000
Diluted	10,103,000	9,972,000	9,809,000

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance, October 31, 2004	9,733,913	$9,733,913	$22,278,110	$9,538,789	$-	$41,550,812

Net income for 2005	-	-	-	1,116,634	-	1,116,634
Dividends ($0.20 per share)	-	-	-	(1,946,785)	-	(1,946,785)
Stock options exercised	12,000	12,000	19,560	-	-	31,560
Balance, October 31, 2005	9,745,913	9,745,913	22,297,670	8,708,638	-	40,752,221

Net income for 2006	-	-	-	5,473,848	-	5,473,848
Dividends ($0.20 per share)	-	-	-	(1,965,334)	-	(1,965,334)
Stock options exercised	177,000	177,000	338,950	-	-	515,950

Balance, October 31, 2006	9,922,913	9,922,913	22,636,620	12,217,152	-	44,776,685

Net income for 2007	-	-	-	6,080,140	-	6,080,140
Dividends ($0.24 per share)	-	-	-	(2,389,417)	-	(2,389,417)
Stock options exercised	46,000	46,000	96,680	-	-	142,680
Cumulative effect of adjustment resulting from adoption of SAB 108, net of tax	-	-	-	128,349	-	128,349
Other comprehensive loss	-	-	-		(11,350)	(11,350)

Balance, October 31, 2007	9,968,913	$9,968,913	$22,733,300	$16,036,224	$(11,350)	$48,727,087

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Year Ended October 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$6,080,140	$5,473,848	$1,116,634
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,992,640	4,158,748	4,696,105
Loss (gain) on sale of assets	49,758	4,409	(36,516)
Deferred income taxes	(15,194)	(388,431)	(461,308)
Deferred compensation	-	3,574	7,149
Bad debt expense	491,934	979,089	420,673
Hurricane and relocation (recoveries) costs	-	(377,276)	1,020,999
Changes in assets and liabilities:
Accounts receivable	(927,958)	(2,239,782)	1,413,579
Inventories	4,232	(101,037)	135,596
Other current assets	(166,758)	10,832	344,451
Accounts payable	959,552	1,533,189	(558,876)
Accrued payroll and commissions	298,569	455,799	(64,658)
Taxes accrued and withheld	(132,206)	287,435	(182,614)
Accrued income taxes	(1,825,842)	426,074	546,207
Accrued expenses	248,251	(62,158)	(41,018)
Other liabilities	(377,434)	(4,120)	(46,585)
Net cash provided by operating activities	8,679,684	10,160,193	8,309,818
Cash flows from investing activities:
Purchase of property and equipment	(3,530,050)	(2,951,610)	(2,736,561)
Proceeds from sale of fixed assets	146,857	135,846	301,559
Businesses acquired, net of cash received	(1,214,283)	-	-
Goodwill and other intangible additions	(45,811)	-	(359,648)
Change in other assets	127,657	(52,362)	171,670
Cash surrender value proceeds	291,836	-	-
Decrease (increase) in cash surrender value	76,754	(85,212)	(77,970)
Net cash used in investing activities	(4,147,040)	(2,953,338)	(2,700,950)
Cash flows from financing activities:
Borrowings on line of credit	12,101,000	10,884,000	7,719,000
Payments on line of credit	(12,101,000)	(12,496,000)	(8,407,000)
Proceeds from long-term debt	2,654,254	1,091,843	605,000
Principal payments on long-term debt	(4,313,471)	(3,412,359)	(1,694,478)
Financing costs paid	(320,147)	-	-
Proceeds from exercise of stock options	142,680	515,950	31,560
Dividends paid	(2,389,417)	(1,965,334)	(1,946,785)
Net cash used in financing activities	(4,226,101)	(5,381,900)	(3,692,703)
Net increase in cash and cash equivalents	306,543	1,824,955	1,916,165
Cash and cash equivalents at beginning of year	5,486,577	3,661,622	1,745,457
Cash and cash equivalents at end of year	$5,793,120	$5,486,577	$3,661,622

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Champion is a commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets in the United States of America, east of the Mississippi. Champion also publishes The Herald-Dispatch daily newspaper in Huntington, WV with a total daily and Sunday circulation of approximately 27,000 and 32,000, respectively.

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

Principles of Consolidation

The accompanying consolidated financial statements of Champion Industries, Inc. and Subsidiaries (the “Company”) include the accounts of The Chapman Printing Company, Inc., Bourque Printing, Inc., Dallas Printing Company, Inc., Stationers, Inc., Carolina Cut Sheets, Inc., U.S. Tag & Ticket Company, Inc., Donihe Graphics, Inc., Smith and Butterfield Co., Inc., The Merten Company, Interform Corporation, Blue Ridge Printing Co., Inc., CHMP Leasing, Inc., Rose City Press, Capitol Business Equipment, Inc., Thompson’s of Morgantown, Inc., Independent Printing Service, Inc., Diez Business Machines, Transdata Systems, Inc., Syscan Corporation and Champion Publishing, Inc.

Significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash on deposit with banks and repurchase agreements for government securities, all highly liquid investments with an original maturity of three months or less. At October 31, 2007 and 2006, the Company held overnight repurchase agreements for $3,589,000 of Eurodollar Sweep Investments and $1,487,000 of government securities with stated interest rates of 3.97% and 4.88%, respectively. The Company's cash deposits in excess of federally insured amounts are primarily maintained at a large well-known financial institution.

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

During 2007, 2006 and 2005, $492,000, $979,000 and $421,000 of bad debt expense was incurred and the allowance for doubtful accounts was $1,511,000, $1,558,000 and $1,410,000 as of October 31, 2007, 2006 and 2005. The actual write-offs for the periods were $657,000, $832,000 and $407,000 during 2007, 2006 and 2005. The actual write-offs occur when it is determined an account will not be collected. General economic conditions and specific geographic and customer concerns are major factors that may affect the adequacy of the allowance and may result in a change in the annual bad debt expense.

No individual customer represented greater than 6.0% and 5.0% of the gross outstanding accounts receivable at October 31, 2007 and 2006. The Company’s ten largest accounts receivable balances represented 17.6% and 19.9% of gross outstanding accounts receivable at October 31, 2007 and 2006.

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

        Major renewals, betterments and replacements are capitalized while maintenance and repair costs are charged to operations as incurred. Upon the sale or disposition of assets, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in income. Depreciation expense approximated $3,538,000, $3,786,000 and $4,292,000 for the years ended October 31, 2007, 2006 and 2005.

        Long-lived property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation includes the review of operating performance and estimated future undiscounted cash flows of the underlying assets or businesses.

Goodwill and Other Intangibles

        The excess cost over fair value of net assets of acquired businesses, goodwill, was in years prior to 2002 being amortized by the straight-line method over periods ranging from 15 to 25 years. The other intangible assets are being amortized over 5 to 20 years representing the future benefit of the intangible. The fair values of these intangible assets are estimated based on management's assessment as well as independent third party appraisals in some cases.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expense for the years ended October 31, 2007, 2006 and 2005 approximated $587,000, $647,000, and $617,000.

Income Taxes

      Provisions for income taxes currently payable and deferred income taxes are based on the libaility method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options using the treasury stock method. The effect of dilutive stock options increased weighted average shares outstanding by 146,000, 154,000 and 74,000 for the years ended October 31, 2007, 2006 and 2005.

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

Revenue Recognition

Revenues are recognized when products are shipped or ownership is transferred and when services are rendered to customers. The Company acts as a principal party in sales transactions, assumes title to products and assumes the risks and rewards of ownership including risk of loss for collection, delivery or returns. The Company typically recognizes revenue for the majority of its products upon shipment to the customer and transfer of title. Under agreements with certain customers, custom forms may be stored by the Company for future delivery. In these situations, the Company may receive a logistics and warehouse management fee for the services provided. In these cases, delivery and bill schedules are outlined with the customer and product revenue is recognized when manufacturing is complete and the product is received into the warehouse, title transfers to the customer, the order is invoiced and there is reasonable assurance of collectibility. Since the majority of products are customized, product returns are not significant. Therefore, the Company records sales on a gross basis. Shipping and handling costs are recorded as a component of cost of sales.  Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on websites. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognized are recorded as deferred revenue. The deferred revenue associated with The Herald-Dispatch approximated $424,000 at October 31, 2007.

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which supersedes EITF No. 94-3, “Liability Recognition for Certain Employment Termination Benefits and Other Costs to Exit an Activity.” SFAS 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard was effective for exit or disposal activities that were initiated after December 31, 2002.  During the fourth quarter of 2005, the Company recognized costs associated with facility related costs, equipment costs, operational costs from lost business and uncollectible receivables, personnel costs, inventory related costs and relocation costs aggregating approximately $1.0 million associated with Hurricane Katrina. In 2006, the Company recognized recoveries, net of expenses associated with Hurricane Katrina of approximately $377,000.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R). This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard was interim and annual periods beginning after June 15, 2005. On April 14, 2005, the United States Securities and Exchange Commission amended the effective date of this standard to the beginning of a company’s fiscal year that begins after June 15, 2005. Therefore, the effective date of this standard for the Company was November 1, 2005. Since the Company’s employee stock options vest immediately in the year granted, the initial adoption of this standard did not have any affect on the Company’s financial statements. However, the Company will be required to expense the value of the employee stock options when future options are granted.  There were no stock option grants in 2007 or 2006.

Before the adoption of SFAS 123R, the Company has elected to follow the intrinsic value method in accounting for its employee stock options. Accordingly, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005: risk-free interest rates of 4.34%; dividend yields of 4.72%; volatility factors of the expected market price of the Company's common stock of 45.1%; and a weighted-average expected life of the option of 4 years.

The following pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options was expensed in the year granted since the options vested immediately. The Company's pro forma information for the years ended October 31 are as follows:

	Year Ended October 31,
	2007 (1)	2006 (1)	2005

Net income as reported	$6,080,140	$5,473,848	$1,116,634
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	-	-	296,400
Pro forma net income	$6,080,140	$5,473,848	$820,234
Earnings per share:
Basic, as reported	$0.61	$0.56	$0.11
Basic, pro forma	$0.61	$0.56	$0.08

Diluted, as reported	$0.60	$0.55	$0.11
Diluted, pro forma	$0.60	$0.55	$0.08

(1) Not applicable, since the Company adopted SFAS 123R on November 1, 2005 and there were no stock options granted during 2006 and 2007.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

        We adopted the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ended October 31, 2007.  As a result of the adoption of SAB 108, the Company recorded an increase in net fixed assets of approximately $95,000, an increase in accounts receivable of approximately $101,000, a decrease in accrued payroll of approximately $68,000, a decrease in accrued professional fees of approximately $83,000, reductions in accounts receivable and inventory of approximately $65,000, other accrual increases of $68,000 and an increase in retained earnings of approximately $128,000, net of tax, as of November 1, 2006. The accompanying financial statements reflect these adjustments.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

2. Inventories

Inventories consisted of the following:
	October 31,
	2007	2006
Printing and Newspaper:
Raw materials	$2,401,340	$2,121,843
Work in process	1,906,301	1,800,517
Finished goods	4,003,318	4,404,162
Office products and office furniture	3,193,888	2,660,068
	$11,504,847	$10,986,590

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Long-term Debt

Long-term debt consisted of the following:
	October 31,
	2007	2006
Secured term note payable to a bank, due in monthly principal and interest installments approximating $0 at October 31, 2007 and $53,633 at October 31, 2006 with interest at the Wall Street Journal prime rate maturing October 2008, collateralized by substantially all assets of the Syscan Corporation and the Chapman Printing Charleston division.	$-	$452,386
Installment notes payable to banks, due in monthly installments plus interest at rates approximating the bank’s prime rate maturing in various periods ranging from April 2008 - September 2011, collateralized by vehicles in 2007 and equipment, vehicles, inventory and accounts receivable in 2006.	171,039	5,382,199
Term loan facility with a bank, due in quarterly installments of $1,225,000 plus interest payments equal to the Base Rate plus the applicable margin or the adjusted LIBOR Rate plus the applicable margin maturing September 2013, collateralized by substantially all of the assets of the Company.	68,700,000	-
	68,871,039	5,834,585
Less current portion	5,033,637	1,614,861
Long-term debt, net of current portion	$63,837,402	$4,219,724

The secured and unsecured credit facilities contain restrictive financial covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these covenants at October 31, 2007. The Company is required to maintain a minimum of $750,000 of compensating balances with Fifth Third Bank under the terms of its credit agreement. The Company is permitted to pay dividends under its Credit Agreement as long as no default or event of default exists or shall exist after giving effect to the proposed dividend and the Company has delivered to the Credit Agreement's administrative agent prior to the proposed dividend a pro forma compliance certificate evidencing compliance with applicable covenants as defined in the Credit Agreement.

The Company is required to make certain mandatory payments on its credit facilities related to (1) net proceeds received from a loss subject to applicable thresholds, (2) equity proceeds and (3) effective January 31, 2009, the Company is required to prepay its credit facilities by 75% of excess cash flow for its most recently completed fiscal year. The excess cash flow for purposes of this calculation is defined as the difference (if any) between (a) EBITDA for such period and (b) federal, state and local income taxes paid in cash during such period plus capital expenditures during such period not financed with indebtedness plus interest expense paid in cash during such period plus the aggregate amount of scheduled payments made by the Borrower and its Subsidiaries during such period in respect of all principal on all indebtedness (whether at maturity, as a result of mandatory sinking fund redemption, or otherwise), plus restricted payments paid in cash by the Borrower during such period in compliance with the credit agreement.

Maturities of long-term debt for each of the next five years follow:

2008	$5,033,637
2009	4,937,402
2010	4,900,000
2011	4,900,000
2012	4,900,000
Residual	44,200,000
$68,871,039

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Prior to September 14, 2007, the Company had an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at the prime rate of interest. The Company had no outstanding borrowings under this facility at October 31, 2006. The line of credit was terminated and replaced with a revolving credit agreement with another bank. Under this revolving note, the Company can borrow a maximum of $30,000,000 subject to a borrowing base limitation with interest payable monthly at the prime rate of interest and/or LIBOR plus a margin. The Company had borrowed $15,540,496 under this facility at October 31, 2007. Pursuant to its borrowing base calculation, the Company had approximately $8.8 million in additional availability under its $30.0 million revolving credit line at October 31, 2007. The line of credit expires in September 2012 and contains certain restrictive financial covenants, is subject to borrowing base limitations and is collateralized by substantially all of the assets of the Company.

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in October 2008 and contains certain financial covenants. There were no borrowings outstanding under this facility at October 31, 2007 or 2006.

         The prime rate was the primary interest rate on the above loans prior to September 14, 2007. After this date, the primary interest rate consisted primarily of LIBOR 30-day and 90-day rates plus 275 basis points. Prime rate approximated 7.50% and 8.25% at October 31, 2007 and 2006, while the 30-day LIBOR rate approximated 4.75% at October 31, 2007. The Company has entered into a hedging arrangement to convert $25.0 million of variable interest rate debt to fixed interest rate debt (see Note 14). Interest paid during the years ended October 31, 2007, 2006 and 2005 approximated $1,168,000, $616,000 and $615,000. The Company had accrued interest of approximately $302,000 and $19,000 at October 31, 2007 and 2006. Deferred financing costs are amortized over the life of the related credit facilities and are reported as part of interest expense. In 2007, $46,000 of deferred financing costs were included as interest expense; there were no deferred financing costs in 2006 or 2005.

The Company’s non-cash activities for 2007, 2006 and 2005 included equipment purchases of approximately $1,738,000, $1,322,000 and $277,000, which were financed by a bank, and the accrual for the contingent earn out payment to Syscan of $1,350,725 in 2006. The Company recorded non-cash investing and financing activities for the acquisition of The Herald-Dispatch of approximately $78.5 million. The Company also accrued approximately $1.6 million for a final working capital payment for the acquisition of The Herald-Disptach.

4. Employee Benefit Plans

The Company had a Profit Sharing Plan that covered all eligible employees and qualified as a Savings Plan under Section 401(k) of the Internal Revenue Code. Effective January 1, 1998, the Profit Sharing Plan was merged into The Champion Industries, Inc. 401(k) Plan (the “Plan”). The Plan covers all eligible employees who satisfy the age and service requirements. Each participant may elect to contribute up to 15% of annual compensation and the Company is obligated to contribute 100% of the participant’s contribution not to exceed 2% of the participant’s annual compensation. The Company may make discretionary contributions to the Plan. The Company’s expense under these Plans was approximately $428,000, $437,000 and $447,000 for the years ended October 31, 2007, 2006 and 2005.

The Company’s accrued vacation liability as of October 31, 2007 and 2006 was approximately $597,000 and $605,000. This item is classified as a component of accrued expenses on the financial statements.

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

        The option price per share for incentive stock options shall not be lower than the fair market value of the common stock at the date of grant. The option price per share for non-qualified stock options shall be at such price as the Compensation Committee of the Board of Directors may determine at its sole discretion. All options to date are incentive stock options. Exercise prices for options outstanding as of October 31, 2007 ranged from $2.77 to $4.29. Options vest immediately and may be exercised within five years from the date of grant. The weighted average remaining contractual life of those options is 2.29 years.

A summary of the Company’s stock option activity and related information for the years ended October 31 follows:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2007	Price	2006	Price	2005	Price

Outstanding-beginning of year	382,000	$4.01	570,000	$3.67	379,000	$3.33
Granted	-	-	-	-	247,000	4.26
Exercised	(46,000)	3.10	(177,000)	2.91	(12,000)	2.63
Forfeited or expired	(6,000)	2.49	(11,000)	3.80	(44,000)	4.26
Outstanding-end of year	330,000	4.18	382,000	4.01	570,000	3.67
Weighted average fair value of options granted during the year	$-		$-		$1.20

A summary of stock options outstanding and exercisable at October 31, 2007, follows:

Exercise	Number	Remaining
Price	Outstanding	Life
2.77	19,000	0.12
4.29	91,000	1.13
4.26	220,000	2.96

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company had a deferred compensation agreement with one employee of Blue Ridge Printing Co., Inc. providing for payments totaling approximately $500,000 over a ten year period after retirement. During fiscal year 2007, a one-time payment to this employee of $375,000 was made by the Company satisfying its obligation in full. To assist in the funding of the payment, the Company had invested in life insurance policies which were monetized to effectuate this transaction. The amount expensed for this agreement for the years ended October 31, 2007, 2006 and 2005 approximated $0, $4,000 and $7,000.

5. Income Taxes

Income tax expense consisted of the following:

	Year Ended October 31,
	2007	2006	2005
Current expense:
Federal	$2,666,371	$3,282,566	$1,009,920
State	552,049	835,428	297,543
Deferred benefit	(15,194)	(388,431)	(461,308)
	$3,203,226	$3,729,563	$846,155

Deferred tax assets and liabilities are as follows:

	October 31,
	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$561,002	$633,118
Deferred compensation	-	150,122
Net operating loss carryforward of acquired companies	420,261	458,519
Accrued vacation	235,400	238,055
Other accrued liabilities	177,133	183,973
Other assets	-	232,422
Gross deferred tax assets	1,393,796	1,896,209

Deferred tax liabilities:
Property and equipment	2,453,341	2,669,440
Intangible assets	1,062,029	1,351,429
Gross deferred tax liability	3,515,370	4,020,869
Net deferred tax liabilities before valuation allowance	2,121,574	2,124,660

Valuation allowance:
Beginning balance	303,317	303,317
Decrease during the period	(12,108)	-
Ending balance	291,209	303,317
Net deferred tax liabilities	$2,412,783	$2,427,977

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

        The above net deferred tax liability is presented on the balance sheet as follows:

	2007	2006
Deferred tax asset - current	$969,664	$1,200,037
Deferred tax liability - long-term	(3,382,447)	(3,628,014)
	$(2,412,783)	$(2,427,977)

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended October 31,
	2007	2006	2005

Statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	5.7	5.2	6.5
Change in valuation allowance	(0.1)	-	0.6
Selling expenses	0.7	0.7	4.0
Cash surrender value of life insurance accretion	(0.2)	(0.3)	(1.4)
Amended state returns	(0.8)	-	-
State apportionment tax accrual adjustments	(1.9)	-	-
Federal tax accrual adjustments	(0.7)	-	-
Tax benefits associated with The Herald-Dispatch	(1.7)	-	-
Other	(0.5)	0.9	(0.6)
Effective tax rate	34.5%	40.5%	43.1%

Income taxes paid during the years ended October 31, 2007, 2006 and 2005 approximated $5,084,000, $3,608,000 and $930,000. The Company recorded an income tax refund at October 31, 2007 of $632,000 and income taxes payable of $1.1 million at October 31, 2006.

The Company has available for income tax purposes net operating loss carryforwards from acquired companies of approximately $893,000, of which $860,000 expires in 2012 and $33,000 in 2013.  The Company has available for state income tax purposes net operating loss carryforwards from acquired companies of approximately $1,409,000 of which $206,000 expires in 2014, $268,000 expires in 2015, $478,000 expires in 2016, $48,000 expires in 2018, $120,000 expires in 2019, $281,000 expires in 2020 and $8,000 expires in 2021. In 2007, the valuation allowance decreased by $12,000, which is primarily reflective of the usage of net operating losses in the state of Mississippi.  There was no change in the valuation allowance in 2006.  During 2005, the valuation allowance increased by $18,067 which is primarily reflective of the losses incurred during 2005 in Mississippi of which the realizability of the utilization of the resulting net operating losses resulted in an increase in the valuation allowance.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

6. Related Party Transactions and Operating Lease Commitments

The Company leases operating facilities from entities controlled by its Chief Executive Officer, his family and affiliates as well as facilities controlled by a Company owned by the former sole owner of Syscan pursuant to the acquisition of Syscan (see note 8). The original terms of these leases, which are accounted for as operating leases, range from two to fifteen years.

A summary of significant related party transactions follows:

	Year Ended October 31,
	2007	2006	2005
Rent expense paid to affiliated entities
for operating facilities	$434,000	$449,000	$519,000
Sales of office products, office furniture and printing services to affiliated entities	934,000	693,000	1,030,000

In addition, the Company leases property and equipment from unrelated entities under operating leases. Rent expense amounted to $819,000, $714,000 and $807,000 for the years ended October 31, 2007, 2006 and 2005.

Under the terms and conditions of the above-mentioned leases, the Company is primarily responsible for all taxes, assessments, maintenance, repairs or replacements, utilities and insurance. The Champion Output Solutions' lease excludes taxes and insurance during the initial lease term. The Company has renewal options for certain leases covering varying periods.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Future minimum rental commitments for all noncancelable operating leases including related party commitments with initial terms of one year or more consisted of the following at October 31, 2007:
2008	$1,184,662
2009	839,739
2010	542,912
2011	440,242
2012	283,200
Residual	206,800
$3,497,555

The Company participates in a self-insurance program for employee health care benefits with affiliates controlled by its Chief Executive Officer and as such is responsible for paying claims of Company participants as required by the plan document. The Company is allocated costs primarily related to the reinsurance premiums based on its proportionate share to provide such benefits to its employees. The Company’s expense related to this program for the years ended October 31, 2007, 2006 and 2005 was approximately $3,493,000, $3,792,000 and $3,236,000.

During 2007, 2006 and 2005, the Company utilized an aircraft from an entity controlled by its Chief Executive Officer and reimbursed the controlled entity for the use of the aircraft, fuel, aircrew, ramp fees and other expenses attendant to the Company’s use, in amounts aggregating $91,000, $119,000 and $118,000. The Company believes that such amounts are at or below the market rate charged by third-party commercial charter companies for similar aircraft.

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

8. Acquisitions

On September 14, 2007, the Company completed, pursuant to an asset purchase agreement, the acquisition of The Herald-Dispatch daily newspaper in Huntington, WV. The purchase price was $77.0 million and subject to a working capital payment of $837,554 plus or minus any change in working capital from the index working capital base of $1,675,107 at the closing date of September 14, 2007. The working capital payment totaled approximately $1.6 million.

Approximately six weeks of the operations of The Herald-Dispatch are included in the Company's Statement of Operations commencing concurrent with the acquisition in 2007.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company acquired substantially all of the net assets of The Herald-Dispatch for a purchase price of $77.0 million consisting of cash.  The purchase price includes a cash payment of $77.0 million plus acquisition costs of approximately $373,000 and a working capital adjustment of approximately $1,616,000.  The working capital adjustment was recorded under accrued expenses at October 31, 2007. The purchase price was financed by the Company through a term debt facility and a revolving credit facility. The purchase of The Herald-Dispatch was consummated based on certain specificly identified synergies due in part to duplicative functions, to achieve cash flow diversity, to capitalize on a unique investment opportunity in the company's core territory, and to provide a platform for future growth and expansion opportunities. The following is a condensed balance sheet indicating the amount assigned to each major asset and liability caption of The Herald-Dispatch at September 14, 2007:

Current assets, net of cash recieved	$2,748,445

Property, plant and equipment	8,582,200

Goodwill	35,396,335
Trademark & masthead	18,515,316
Subscriber base asset	3,427,755
Advertiser base asset	10,613,497
Total assets	$79,283,548

Current liabilities	$740,395

Net assets acquired	$78,543,153

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table summarizes the unaudited consolidated pro forma results of operations and pro forma net income per share for the years ended October 31, 2007 and 2006, assuming The Herald-Dispatch acquisition has occurred at the start of the Company's fiscal year for each of the periods represented below. The pro forma results below were derived from The Herald-Dispatch internal financial statements representing the periods approximating the Company's fiscal year and are reflective of adjustments associated with additional interest expense and associated deferred financing costs not recorded on the Company's financial statements of approximately $5.2 million and $6.2 million for the 2007 and 2006, respectively. The Company recorded pro forma adjustments resulting from additional amortization expense of $614,000 and $702,000 for 2007 and 2006, respectively; additional depreciation of $524,000 and $352,000 for 2007 and 2006 and adjustments associated with retirement plans and postretirement benefits other than pensions which were not assumed by the Company totaling $398,000 and $869,000 in 2007 and 2006.

(in millions, except per share data)	2007	2006

Revenues	$164.7	$168.8
Net income	$6.9	$6.6
Earnings per share:
Basic	$0.69	$0.67
Diluted	$0.68	$0.66
Weighted average shares outstanding:
Basic	10.0	9.8
Diluted	10.1	10.0

The identifiable intangible assets of The Herald-Dispatch are being amortized on a straight-line basis over a period of 20 years for both the subscriber and advertiser base. The weighted average life of the amortizable intangible assets for the acquisition of The Herald-Dispatch at the acquisition date was approximately 20 years. The trademarks and masthead for the acquisition of The Herald-Dispatch was determined to have an indefinite life. The remaining allocation of the purchase price of The Herald-Dispatch was assigned to goodwill. The Company expects to achieve tax deductions associated with non-amortizing intangibles and goodwill of approximately $3.6 million per year for a period of 15 years.

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

9. Industry Segment Information

The Company operates principally in three industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms); the sale of office products and office furniture including interior design services; and publishes The Herald-Dispatch daily newspaper in Huntington, West Virginia with a total daily and Sunday circulation of approximately 27,000 and 32,000, respectively. Approximately six weeks of the operations of The Herald-Dispatch are included in the Company's Statement of Operations commencing concurrent with the acquisition in 2007. The Company employs approximately 890 people, of whom approximately 80, or 9%, are covered by collective bargaining agreements, which expire on May 31, 2010 and December 31, 2010, respectively.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The table below presents information about reported segments for the years ended October 31:
2007	Printing	Office Products & Furniture	Newspaper	Total
Revenues	$114,394,118	$49,881,702	$2,540,377	$166,816,197
Elimination of intersegment revenue	(12,741,283)	(8,433,060)	-	(21,174,343)
Consolidated revenues	$101,652,835	$41,448,642	$2,540,377	$145,641,854
Operating income	6,416,551	3,438,459	659,679	10,514,689
Depreciation & amortization	3,576,975	211,167	204,498	3,992,640
Capital expenditures	4,919,357	145,471	203,086	5,267,914
Identifiable assets	57,020,668	10,339,686	81,851,237	149,211,591
Goodwill	2,226,837	1,230,485	35,396,335	38,853,657

2006	Printing	Office Products & Furniture	Newspaper	Total
Revenues	$120,891,348	$47,758,730	$-	$168,650,078
Elimination of intersegment revenue	(14,477,685)	(8,984,517)	-	(23,462,202)
Consolidated revenues	$106,413,663	$38,774,213	$-	$145,187,876
Operating income	6,804,181	2,949,166	-	9,753,347
Depreciation & amortization	3,975,850	182,898	-	4,158,748
Capital expenditures	3,995,745	278,184	-	4,273,929
Identifiable assets	53,714,643	12,274,083	-	65,988,726
Goodwill	2,226,837	1,184,674	-	3,411,511

2005	Printing	Office Products & Furniture	Newspaper	Total
Revenues	$112,680,275	$44,931,089	-	$157,611,364
Elimination of intersegment revenue	(14,222,258)	(8,463,870)	-	(22,686,128)
Consolidated revenues	$98,458,017	$36,467,219	-	$134,925,236
Operating income	779,790	1,654,878	-	2,434,668
Depreciation & amortization	4,546,612	149,493	-	4,696,105
Capital expenditures	2,821,379	192,207	-	3,013,586
Identifiable assets	51,014,174	10,630,996	-	61,645,170
Goodwill	1,774,344	286,442	-	2,060,786

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A reconciliation of total segment revenue, assets and operating income to consolidated income before income taxes for the years ended October 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Revenues:
Total segment revenues	$166,816,197	$168,650,078	$157,611,364
Elimination of intersegment revenue	(21,174,343)	(23,462,202)	(22,686,128)
Consolidated revenue	$145,641,854	$145,187,876	$134,925,236

Operating income:
Total segment operating income	$10,514,689	$9,753,347	$2,434,668
Interest income	45,021	28,251	18,472
Interest expense	(1,455,470)	(609,881)	(610,787)
Other income	179,126	31,694	120,436
Consolidated income before income taxes	$9,283,366	$9,203,411	$1,962,789

Identifiable assets:
Total segment identifiable assets	$149,211,591	$65,988,726	$61,645,170
Elimination of intersegment assets	-	-	-
Total consolidated assets	$149,211,591	$65,988,726	$61,645,170

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

The Company moved its Dallas Printing operations to an existing facility in Baton Rouge, Louisiana in August 2005. The Company is currently evaluating its options regarding this facility.

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

The following table summarizes the cumulative costs incurred as of October 31, 2007 relating to Hurricane Katrina.

Personnel	$88,423
Plant	745,035
Allowance for doubtful accounts	208,310
Moving and relocation costs	255,215

Total pre-tax hurricane expense	1,296,983

Lease settlement recovery	75,583
Insurance recoveries	577,677

Total recoveries	653,260

Cumulative impact of Hurricane Katrina, net	$643,723

        The Company recorded costs of $1,020,999 for the three months ended October, 31 2005 and costs of $275,984 and recoveries of $653,260 for the year ended October 31, 2006 relating to Hurricane Katrina. There were no costs or recoveries associated with Hurricane Katrina recorded in 2007.

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Acquired Intangible Assets and Goodwill

	2007		2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable
intangible assets:
Non-compete agreement	$1,000,000	$452,381	$1,000,000	$309,524
Customer relationships	2,451,073	416,446	2,451,073	294,348
Advertising and subscriber base	14,041,252	87,758	-	-
Other	564,946	321,445	509,946	231,456
	18,057,271	1,278,030	3,961,019	835,328

Unamortizable
intangible assets:
Goodwill	39,360,935	507,278	3,918,789	507,278
Trademark and masthead	18,515,316	-	-	-
	57,876,251	507,278	3,918,789	507,278

Total goodwill and other intangibles	$75,933,522	$1,785,308	$7,879,808	$1,342,606

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Amortization expense for the years ended October 31, 2007, 2006 and 2005 was $443,000, $361,000 and $358,000 respectively. The non-compete agreement is being amortized over a period of seven years and the customer relationships are being amortized over a period of 20 years. These items are both related to the acquisition of Syscan in 2004. The advertising and subscribers bases related to the acquisition of The Herald-Dispatch are being amortized over 20 years. The trademark and masthead associated with the acquisition of The Herald-Dispatch are non-amortizing assets. The weighted average remaining life of the Company's amortizable intangible assets was approximately 16 years. Estimated amortization expense for each of the following years is:

2008	$1,057,400
2009	1,016,428
2010	995,518
2011	971,708
2012	847,160
Thereafter	11,891,027
$16,779,241

The changes in the carrying amount of goodwill for the years ended October 31, 2007 and 2006 were:

	2007	2006
Balance as of November 1, 2006 and 2005	$3,411,511	$2,060,786
Goodwill acquired during the year additions	35,442,146	1,350,725

Balance as of October 31, 2007 and 2006	$38,853,657	$3,411,511

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The changes in the carrying amounts of goodwill and other intangibles attributed to each segment at October 31, 2007 and 2006 are as follows:
GOODWILL
	October 31, 2006	Amortization Expense	Other	October 31, 2007
Printing	$2,226,837	$-	$-	$2,226,837
Office products & furniture	1,184,674	-	45,811	1,230,485
Newspaper	-	-	35,396,335	35,396,335
Total	$3,411,511	$-	$35,442,146	$38,853,657

	October 31, 2005	Amortization Expense	Other	October 31, 2006
Printing	$1,774,344	$-	$452,493	$2,226,837
Office products & furniture	286,442	-	898,232	1,184,674
Newspaper	-	-	-	-
Total	$2,060,786	$-	$1,350,725	$3,411,511

OTHER INTANGIBLES
	October 31, 2006	Amortization Expense	Other	October 31, 2007
Printing	$1,212,899	$342,689	$55,000	$925,210
Office products & furniture	1,912,792	12,255	-	1,900,537
Newspaper	-	87,758	32,556,568	32,468,810
Total	$3,125,691	$442,702	$32,611,568	$35,294,557

	October 31, 2005	Amortization Expense	Other	October 31, 2006
Printing	$1,448,342	$164,912	$(70,531)	$1,212,899
Office products & furniture	2,249,026	196,228	(140,006)	1,912,792
Newspaper	-	-	-	-
Total	$3,697,368	$361,140	$(210,537)	$3,125,691

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

Financial Instruments

        In managing interest rate risk exposure, the Company enters into interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement. These instruments are not entered into for trading purposes. Counterparties to the Company’s interest rate swap agreements are major financial institutions. In accordance with SFAS No. 133 , “Accounting for Derivative Instruments and Certain Hedging Activities”, as amended by SFAS No. 137 and 138, the Company recognizes interest rate swap agreements on the balance sheet at fair value. The interest rate swap agreements are marked to market with changes in fair value recognized in other comprehensive income (loss).

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14. Derivative Instruments and Hedging Activities

        The Company manages exposure to changes in market interest rates. The Company’s use of derivative instruments is limited to highly effective fixed and floating interest rate swap agreements used to manage well-defined interest rate risk exposures. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes.

        At September 28, 2007, the Company was party to an interest rate swap agreement which terminates on October 29, 2010. The swap agreement is with a major financial institution and aggregates $25 million in notional principal amount. This swap agreement effectively converted $25 million of variable interest rate debt to fixed rate debt. The swap agreement requires the Company to make fixed interest payments based on an average effective rate of 4.78% and receive variable interest payments from its counterparties based on one-month LIBOR (actual rate of 4.7525% at October 31, 2007). The remaining term of this swap agreement is approximately three years. In fiscal 2007, the Company recorded a net change in the fair value of the fixed interest rate swap agreement in the amount of $11,350, net of income tax as other comprehensive loss. The net additional interest payments made or received under this swap agreement are recognized in interest expense.

15. Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Income	Weighted Average Shares	Per Share Amount
Year Ended October 31, 2007
Net income	$6,080,140
Basic earnings per share
Income available to common shareholders	6,080,140	9,957,000	$0.61
Effect of dilutive securities stock options		146,000
Diluted earnings per share
Income available to common shareholders and assumed conversions	$6,080,140	10,103,000	$0.60

Year Ended October 31, 2006
Net income	$5,473,848
Basic earnings per share
Income available to common shareholders	5,473,848	9,818,000	$0.56
Effect of dilutive securities stock options		154,000
Diluted earnings per share
Income available to common shareholders and assumed conversions	$5,473,848	9,972,000	$0.55

Year Ended October 31, 2005
Net income	$1,116,634
Basic earnings per share
Income available to common shareholders	1,116,634	9,735,000	$0.11
Effect of dilutive securities stock options		74,000
Diluted earnings per share
Income available to common shareholders and assumed conversions	$1,116,634	9,809,000	$0.11

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16. Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended October 31, 2007 and 2006.
	First Quarter (1)	Second Quarter (2)	Third Quarter	Fourth Quarter (3)
Revenues
2007	$34,939,000	$33,814,000	$35,592,000	$41,297,000
2006	$36,292,000	$37,421,000	$34,510,000	$36,965,000

Gross profit
2007	$10,351,000	$10,191,000	$9,752,000	$12,556,000
2006	$10,597,000	$11,512,000	$9,758,000	$11,527,000

Net income
2007	$1,268,000	$1,390,000	$1,031,000	$2,391,000
2006	$1,146,000	$1,578,000	$777,000	$1,973,000
Earnings per share
Basic
2007	$0.13	$0.14	$0.10	$0.24
2006	$0.12	$0.16	$0.08	$0.20

Diluted
2007	$0.13	$0.14	$0.10	$0.24
2006	$0.12	$0.16	$0.08	$0.20

Weighted average shares outstanding
Basic
2007	9,939,000	9,962,000	9,963,000	9,963,000
2006	9,746,000	9,746,000	9,865,000	9,916,000

Diluted
2007	10,110,000	10,133,000	10,106,000	10,064,000
2006	9,831,000	9,947,000	10,089,000	10,087,000

(1) Includes in 2006, approximately $258,000 of pre-tax recoveries, net of expenses, associated with Hurricane Katrina. (See Note 10 of the Consolidated Financial Statements.)

(2) Includes in 2006, pre-tax recoveries, net of expenses, associated with Hurricane Katrina of $44,000. (See Note 10 of the Consolidated Financial Statements.)

(3) Includes in 2006, approximately $76,000 in pre-tax recoveries associated with Hurricane Katrina. (See Note 10 of the Consolidated Financial Statements.) Includes in 2007, certain tax benefits associated with the acquisition of The Herald-Dispatch, tax benefits associated with multi-state apportionment factors and benefits associated with amended state returns.

Champion Industries, Inc. and Subsidiaries

 Schedule II

Valuation and Qualifying Accounts

Years Ended October 31, 2007, 2006 and 2005

Description	Balance at beginning of period	Balances of acquired companies	Additions charged to costs and expense	Deductions(1)	Balance at end of period
2007
Allowance for doubtful accounts	$1,557,895	$117,768	$491,934	$(656,560)	$1,511,037

2006
Allowance for doubtful accounts	$1,410,308	$-	$979,089	$(831,502)	$1,557,895

2005
Allowance for doubtful accounts	$1,421,922	$(25,000)	$420,673	$(407,287)	1,410,308

(1) Uncollectible accounts written off, net of recoveries.