Form 10-Q
period 2008-01-31
CHAMPION INDUSTRIES INC
filed 2008-03-10
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
                                                                                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JANUARY 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____No ✓  .

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2008
Common stock, $1.00 par value per share	9,987,913 shares

Champion Industries, Inc.

INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited)	3
Consolidated Statements of Income (Unaudited)	5
Consolidated Statements of Shareholders' Equity	6
Consolidated Statements of Cash Flows (Unaudited)	7
Notes to Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	14
Item 3a. Quantitative and Qualitative Disclosure About Market Risk	18
Item 4. Controls and Procedures	19
Part II. Other Information
Item 1A. Risk Factors	20
Item 6. Exhibits	20
Signatures	21

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	January 31,	October 31,
	2008 (Unaudited)	2007 (Audited)
Current assets:
Cash and cash equivalents	$519,748	$5,793,120
Accounts receivable, net of allowance of $1,518,000 and $1,511,000	21,791,060	23,239,103
Inventories	10,882,377	11,504,847
Income tax refund	378,820	632,439
Other current assets	1,441,819	882,535
Deferred income tax assets	969,664	969,664
Total current assets	35,983,488	43,021,708

Property and equipment, at cost:
Land	2,120,689	2,120,689
Buildings and improvements	12,326,645	12,262,229
Machinery and equipment	55,936,149	55,763,920
Furniture and fixtures	4,103,272	4,088,761
Vehicles	3,209,573	3,185,555
	77,696,328	77,421,154
Less accumulated depreciation	(49,172,822)	(48,164,640)
	28,523,506	29,256,514

Cash surrender value of officers’ life insurance	834,106	834,106
Goodwill	38,854,364	38,853,657
Deferred financing costs	1,748,426	1,818,140
Other intangibles, net of accumulated amortization	16,519,048	16,779,241
Trademark & masthead	18,515,316	18,515,316
Other assets	81,717	132,909
	76,552,977	76,933,369
Total assets	$141,059,971	$149,211,591
See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	January 31,	October 31,
	2008 (Unaudited)	2007 (Audited)

Current liabilities:
Accounts payable	$3,789,015	$5,491,189
Accrued payroll	1,857,966	2,460,287
Taxes accrued and withheld	817,353	1,294,125
Accrued expenses	1,669,659	3,433,971
Current portion of long-term debt	5,019,641	5,033,637
Total current liabilities	13,153,634	17,713,209

Long-term debt, net of current portion:
Notes payable, line of credit	12,525,496	15,540,496
Notes payable, term	62,515,937	63,837,402
Other liabilities	670,867	10,950
Deferred income tax liabilities	3,382,447	3,382,447
Total liabilities	92,248,381	100,484,504

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,987,913 and 9,968,913 shares issued and outstanding	9,987,913	9,968,913
Additional paid-in capital	22,768,610	22,733,300
Retained earnings	16,715,434	16,036,224
Other comprehensive loss	(660,367)	(11,350)
Total shareholders’ equity	48,811,590	48,727,087

Total liabilities and shareholders’ equity	$141,059,971	$149,211,591

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended January 31,
	2008	2007
Revenues:
Printing	$25,180,134	$25,862,367
Office products and office furniture	10,077,857	9,076,966
Newspaper	5,035,782	-
Total revenues	40,293,773	34,939,333

Cost of sales & newspaper operating costs:
Printing	17,801,054	18,238,302
Office products and office furniture	7,325,443	6,350,004
Newspaper cost of sales & operating costs	2,270,730	-
Total cost of sales & newspaper operating costs	27,397,227	24,588,306

Gross profit	12,896,546	10,351,027

Selling, general and administrative expenses	9,692,709	8,130,331

Income from operations	3,203,837	2,220,696
Other income (expense):
Interest income	25,237	5,230
Interest expense	(1,749,182)	(133,903)
Other	13,214	4,023
	(1,710,731)	(124,650)
Income before income taxes	1,493,106	2,096,046
Income tax expense	(214,859)	(827,885)
Net income	$1,278,247	$1,268,161

Earnings per share:
Basic	$0.13	$0.13
Diluted	$0.13	$0.13

Weighted average shares outstanding:
Basic	9,981,000	9,939,000
Diluted	10,045,000	10,110,000

Dividends per share	$0.06	$0.06

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance, October 31, 2007	9,968,913	$9,968,913	$22,733,300	$16,036,224	$(11,350)	$48,727,087
Net income for 2008	-	-	-	1,278,247	-	1,278,247
Dividends ($0.06 per share)	-	-	-	(599,037)	-	(599,037)
Stock options exercised	19,000	19,000	35,310	-	-	54,310
Other comprehensive loss	-	-	-	-	(649,017)	(649,017)

Balance, January 31, 2008	9,987,913	$9,987,913	$22,768,610	$16,715,434	$(660,367)	$48,811,590

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,278,247	$1,268,161
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,327,116	955,397
Deferred financing costs	77,368	-
Loss on sale of assets	2,523	1,209
Increase in deferred compensation	-	446
Bad debt expense	140,161	85,757
Changes in assets and liabilities:
Accounts receivable	1,307,882	75,236
Inventories	622,470	(209,335)
Other current assets	(559,284)	(410,340)
Accounts payable	(1,690,823)	(579,801)
Accrued payroll	(602,321)	(276,262)
Taxes accrued and withheld	(476,772)	3,321
Income taxes	253,619	47,459
Accrued expenses	(148,196)	72,329
Other liabilities	(450)	(1,078)
Net cash provided by operating activities	1,531,540	1,032,499

Cash flows from investing activities:
Purchases of property and equipment	(359,633)	(1,161,218)
Proceeds from sales of property	18,541	23,570
Businesses acquired	(1,616,823)	(1,350,725)
Change in other assets	48,191	(3,506)
Net cash used in investing activities	(1,909,724)	(2,491,879)

Cash flows from financing activities:
Borrowings on line of credit	-	4,134,000
Payments on line of credit	(3,015,000)	(4,134,000)
Proceeds from term debt and leases	-	1,351,225
Principal payments on long-term debt	(1,335,461)	(909,158)
Proceeds from exercise of stock options	54,310	109,440
Dividends paid	(599,037)	(596,094)
Net cash used in financing activities	(4,895,188)	(44,587)
Net decrease in cash and cash equivalents	(5,273,372)	(1,503,967)
Cash and cash equivalents, beginning of period	5,793,120	5,486,577
Cash and cash equivalents, end of period	$519,748	$3,982,610
See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

January 31, 2008

1. Basis of Presentation and Business Operations
The foregoing financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 2007, and related notes thereto contained in Champion Industries, Inc.’s Form 10-K dated January 21, 2008. The accompanying interim financial information is unaudited. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. The balance sheet information as of October 31, 2007 was derived from our audited financial statements.

2. Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options was 64,000 and 171,000 shares for the three months ended January 31, 2008 and 2007.

3. Inventories
Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

Inventories consisted of the following:

	January 31,	October 31,
	2008	2007
Printing and newspaper:
Raw materials	$2,454,048	$2,401,340
Work in process	1,734,760	1,906,301
Finished goods	4,155,092	4,003,318
Office products and office furniture	2,538,477	3,193,888
	$10,882,377	$11,504,847

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

4. Long-Term Debt

Long-term debt consisted of the following:

	January 31,	October 31,
	2008	2007
Installment notes payable to banks	$135,578	$171,039
Term loan facility with a bank	67,400,000	68,700,000
	67,535,578	68,871,039
Less current portion	5,019,641	5,033,637
Long-term debt, net of current portion	$62,515,937	$63,837,402

The secured and unsecured credit facilities contain restrictive financial covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these covenants at January 31, 2008. The Company is required to maintain a minimum of $750,000 of compensating balances with Fifth Third Bank under the terms of its credit agreement. The Company is permitted to pay dividends under its credit agreement as long as no default or event of default exists or shall exist after giving effect to the proposed dividend and the Company has delivered to the credit agreement's administrative agent prior to the proposed dividend a pro forma compliance certificate evidencing compliance with applicable covenants as defined in the credit agreement.

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

The Company can borrow a maximum of $30,000,000 under its revolving line of credit subject to a borrowing base limitation with interest payable monthly at the prime rate of interest and/or LIBOR plus a margin. The Company had borrowed $12,525,496 and $15,540,496 under this facility at January 31, 2008 and October 31, 2007. Pursuant to its borrowing base calculation, the Company had approximately $5.5 million in additional availability under its $30.0 million revolving credit line at January 31, 2008. The line of credit expires in September 2012 and contains certain restrictive financial covenants, is subject to borrowing base limitations and is collateralized by substantially all of the assets of the Company.

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in October 2008 and contains certain financial covenants. There were no borrowings outstanding under this facility at January 31, 2008 and October 31, 2007.

There were no non-cash financing activities for the three months ended January 31, 2008 and 2007.

5. Shareholders’ Equity

The Company paid a dividend of six cents per share on December 28, 2007 to stockholders of record on December 7, 2007. Also, the Company declared a dividend of six cents per share to be paid on March 24, 2008 to stockholders of record on March 7, 2008.

The Company issued 19,000 and 34,000 shares for the exercise of stock options during the first quarter of 2008 and 2007, for total proceeds from stock options exercised of approximately $54,000 and $109,000.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

6. Commitments and Contingencies

As of January 31, 2008 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2008	2009	2010	2011	2012	Residual	Total

Non-cancelable operating leases	$906,846	$839,739	$542,912	$440,242	$283,200	$221,200	$3,234,139
Line of credit	-	-	-	-	12,525,496	-	12,525,496
Term debt	3,773,176	4,937,402	4,900,000	4,900,000	4,900,000	44,125,000	67,535,578

	$4,680,022	$5,777,141	$5,442,912	$5,340,242	$17,708,696	$44,346,200	$83,295,213

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

The Company did not issue any employee stock options for the three months ended January 31, 2008 and 2007.

8. Income Taxes

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) effective November 1, 2007 with no effect on the Company's consolidated financial statements. As of the date of adoption, the Company had approximately $150,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The Company is not currently under examination by the IRS. As of November 1, 2007, the Company is subject to U.S. Federal income tax examinations for the fiscal tax years ended October 31, 2004, 2005, 2006 and 2007. State Income Tax returns are generally subject to a period of examination for a period of three to five years. We have one state income tax return covering our fiscal year end 2004 and 2005 currently under examination. Tax interest and penalties are classified as income taxes in the accompanying statements of income and were insignificant for all periods presented. The Company does not currently anticipate that any significant increase or decrease to the unrecognized tax benefit will be recorded during the next 12 months.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

9. Acquisitions

On September 14, 2007, the Company completed, pursuant to an asset purchase agreement, the acquisition of The Herald-Dispatch daily newspaper in Huntington, WV. The purchase price was $77.0 million and subject to a working capital payment of $837,554 plus or minus any change in working capital from the index working capital base of $1,675,107 at the closing date of September 14, 2007.  The working capital payment totaled approximately $1.6 million and was paid in January 2008.

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

10. Industry Segment Information

The Company operates principally in three industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms), the sale of office products and office furniture including interior design services and publishes The Herald-Dispatch daily newspaper in Huntington, West Virginia with a total daily and Sunday circulation of approximately 27,000 and 32,000, respectively.

The table below presents information about reported segments for the three months ended January 31:

2008 Quarter 1	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$28,507,768	$12,058,132	$5,035,782	$45,601,682

Elimination of intersegment revenue	(3,327,634)	(1,980,275)	-	(5,307,909)

Consolidated revenues	$25,180,134	$10,077,857	$5,035,782	$40,293,773

Operating income	1,344,079	499,699	1,360,059	3,203,837

Depreciation & amortization	918,771	54,887	353,458	1,327,116

Capital expenditures	282,641	43,002	33,990	359,633

Identifiable assets	56,124,161	3,860,314	81,075,496	141,059,971

Goodwill	2,226,837	1,230,485	35,397,042	38,854,364

2007 Quarter 1	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$28,999,524	$11,229,940	$-	$40,229,464

Elimination of intersegment revenue	(3,137,157)	(2,152,974)	-	(5,290,131)

Consolidated revenues	$25,862,367	$9,076,966	$-	$34,939,333

Operating income	1,739,649	481,047	-	2,220,696

Depreciation & amortization	904,263	51,134	-	955,397

Capital expenditures	1,131,915	29,303	-	1,161,218

Identifiable assets	54,752,575	10,375,416	-	65,127,991

Goodwill	2,226,837	1,184,674	-	3,411,511

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

A reconciliation of total segment revenues and of total segment operating income to income before income taxes, for the three months ended January 31, 2008 and 2007, is as follows:

	Three Months Ended January 31,
	2008	2007
Revenues:
Total segment revenues	$45,601,682	$40,229,464
Elimination of intersegment revenue	(5,307,909)	(5,290,131)

Consolidated revenue	$40,293,773	$34,939,333

Operating income:
Total segment operating income	$3,203,837	$2,220,696

Interest income	25,237	5,230

Interest expense	(1,749,182)	(133,903)

Other (expense) income	13,214	4,023

Consolidated income before income taxes	$1,493,106	$2,096,046

Identifiable assets:
Total segment identifiable assets	$141,059,971	$65,127,991
Elimination of intersegment assets	-	-

Total consolidated assets	$141,059,971	$65,127,991

11. Derivative Instruments and Hedging Activities

    The Company manages exposure to changes in market interest rates. The Company's use of derivative instruments is limited to highly effective fixed and floating interest rate swap agreements used to manage well-defined interest rate risk exposures. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes.

    At September 28, 2007, the Company was party to an interest rate swap agreement which terminates on October 29, 2010.  The swap agreement is with a major financial institution and aggregates $25 million in notional principal amount. This swap agreement effectively converted $25 million of variable interest rate debt to fixed rate debt. The swap agreement requires the Company to make fixed interest payments based on an average effective rate of 4.78% and receive variable interest payments from its counterparties based on one-month LIBOR (actual rate of 3.27% at January 31, 2008).  The remaining term of this swap agreement is approximately 33 months. In fiscal 2008, the Company recorded a net change in the fair value of the fixed interest rate swap agreement in the amount of $649,000, net of income tax as other comprehensive loss. The cumulative other comprehensive loss, net of income tax, recorded by the Company was $660,000 at January 31, 2008.  The net additional interest payments made or received under this swap agreement are recognized in interest expense.

Champion Industries, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Consolidated Income Statements as a percentage of total revenues.

	Three Months Ended January 31, ($ In thousands)
	2008		2007
Revenues:
Printing	$25,180	62.5%	$25,862	74.0%
Office products and office furniture	10,078	25.0	9,077	26.0
Newspaper	5,036	12.5	-	-
Total revenues	40,294	100.0	34,939	100.00

Cost of sales & newspaper operating costs:
Printing	17,801	44.2	18,238	52.2
Office products and office furniture	7,325	18.2	6,350	18.2
Newspaper cost of sales and operating costs	2,271	5.6	-	-
Total cost of sales & newspaper operating costs	27,397	68.0	24,588	70.4
Gross profit	12,897	32.0	10,351	29.6
Selling, general and administrative expenses	9,693	24.0	8,130	23.2
Income from operations	3,204	8.0	2,221	6.4
Interest income	25	0.0	5	0.0
Interest expense	(1,749)	(4.3)	(134)	(0.4)
Other income	13	0.0	4	0.0
Income before taxes	1,493	3.7	2,096	6.0
Income taxes	(215)	(0.5)	(828)	(2.4)
Net income	$1,278	3.2%	$1,268	3.6%

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended January 31, 2008 Compared to Three Months Ended January 31, 2007

Revenues

Total revenues increased 15.3% in the first quarter of 2008 compared to the same period in 2007 from $34.9 million to $40.3 million. Printing revenue decreased 2.6% in the first quarter of 2008 to $25.2 million from $25.9 million in the first quarter of 2007. Office products and office furniture revenue increased 11.0% in the first quarter of 2008 to $10.1 million from $9.1 million in the first quarter of 2007. The decrease in printing sales was due to sluggish sales in several of our commercial plants that operate primarily in the sheetfed arena. The increase in office products and office furniture sales was primarily due to higher furniture sales associated with contract furniture projects. The Company recorded newspaper revenues associated with the acquisition of The Herald-Dispatch of approximately $5.0 million consisting of advertising revenue of approximately $3.9 million and $1.1 million in circulation revenues. The on-line revenues for the three months ended January 31, 2008 approximated $340,000 and are recorded as a component of advertising revenue.

Cost of Sales and Newspaper Operating Costs

Total cost of sales increased 11.4% in the first quarter of 2008 to $27.4 million from $24.6 million in the first quarter of 2007. Printing cost of sales in the first quarter of 2008 decreased $437,000 over the prior year primarily due to lower printing sales on relatively flat gross margin percent. Office products and office furniture cost of sales increased in 2008 from 2007 levels and increased as a percent of sales from 70.0% in 2007 to 72.7% in 2008. The increase in office products and office furniture cost of sales as a percent of sales is primarily reflective of an increase in furniture cost of sales as a percent of furniture sales. Newspaper cost of sales as a percent of newspaper sales were 45.1% for the three months ended January 31, 2008.

Operating Expenses

In the first quarter of 2008, selling, general and administrative expenses increased on a gross dollar basis to $9.7 million from $8.1 million in 2007, an increase of $1.6 million or 19.2%. As a percentage of sales, the expenses increased on a quarter to quarter basis in 2008 to 24.0% from 23.2% in 2007 of total sales. The increase in selling, general and administrative expenses is primarily the result of the acquisition of The Herald-Dispatch.

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Income from Operations and Other Income and Expenses

Income from operations increased in the first quarter of 2008 to $3.2 million from $2.2 million in the first quarter of 2007. This increase is the result of the acquisition of The Herald-Dispatch.

Other expense (net), increased approximately $1.6 million from 2007 to 2008 primarily due to increases in interest expense resulting from higher average borrowings associated with the financing to purchase The Herald-Dispatch.

Income Taxes

The Company’s effective income tax rate was 14.4% for the first quarter of 2008 and 39.5% for the first quarter of 2007. The decrease in income taxes as a percentage of income before taxes is primarily related to amortization expense deductions recorded as a permanent difference due to the acquisition of The Herald-Dispatch. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the first quarter of 2008 was $1,278,000 compared to net income of $1,268,000 in the first quarter of 2007. Basic and diluted earnings per share for the three months ended January 31, 2008 and 2007 were $0.13 and $0.13.

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

Liquidity and Capital Resources

Net cash provided by operations for the three months ended January 31, 2008, was $1.5 million compared to net cash provided by operations of $1.0 million during the same period in 2007. This change in net cash from operations is due primarily to higher depreciation and amortization expense primarily as a result of the acquisition of The Herald-Dispatch.

Net cash used in investing activities for the three months ended January 31, 2008 was $1.9 million compared to $2.5 million during the same period in 2007. The net cash used in investing activities during the first three months of 2008 primarily relates to the payment of the working capital adjustment associated with the acquisition of The Herald-Dispatch and the purchase of equipment and vehicles. The net cash used in investing activities during the first three months of 2007 primarily relates to the payment of the contingent purchase price for the Syscan acquisition, capital expenditures for the build out of the facility occupied by Champion Output Solutions and the purchase of equipment and vehicles.

Champion Industries, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Net cash used in financing activities for the three months ended January 31, 2008 was $4.9 million compared to $45,000 during the same period in 2007. This increase is primarily due to payments on the line of credit and scheduled principal payments on indebtedness.

The Company’s off balance sheet arrangements at January 31, 2008 relate to the Syscan acquisition and are associated with a put option permitting Williams Land Corporation to sell a building to the Company for $1.5 million. This option may be exercised no later than 60 days prior to the end of the lease and closing of said purchase cannot exceed 45 days from the end of the lease. The lease term concludes effective September 1, 2009.

Working capital on January 31, 2008 was $22.8 million, a decrease of $2.5 million from October 31, 2007. Management believes that working capital and operating ratios remain at acceptable levels.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There were no material changes in risk factors from disclosures previously reported in our annual report on Form 10-K for the fiscal year ended October 31, 2007.

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

CHAMPION INDUSTRIES, INC.

Date: March 10, 2008	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: March 10, 2008	/s/ Toney K. Adkins
Toney K. Adkins
President and Chief Operating Officer

Date: March 10, 2008	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer