Form 10-Q
period 2008-06-06
CHAMPION INDUSTRIES INC
filed 2008-06-09
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____No  ✓ .

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common stock, $1.00 par value per share	9,987,913 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	April 30,	October 31,
	2008 (Unaudited)	2007 (Audited)
Current assets:
Cash and cash equivalents	$786,937	$5,793,120
Accounts receivable, net of allowance of $1,455,000 and $1,511,000	20,934,387	23,239,103
Inventories	11,540,859	11,504,847
Income tax refund	138,912	632,439
Other current assets	1,387,960	882,535
Deferred income tax assets	1,066,611	969,664
Total current assets	35,855,666	43,021,708

Property and equipment, at cost:
Land	2,120,689	2,120,689
Buildings and improvements	12,332,739	12,262,229
Machinery and equipment	56,326,813	55,763,920
Furniture and fixtures	4,113,300	4,088,761
Vehicles	3,283,986	3,185,555
	78,177,527	77,421,154
Less accumulated depreciation	(50,095,565)	(48,164,640)
	28,081,962	29,256,514

Cash surrender value of officers’ life insurance	834,106	834,106
Goodwill	38,854,364	38,853,657
Deferred financing costs	1,663,405	1,818,140
Other intangibles, net of accumulated amortization	16,256,712	16,779,241
Trademark & masthead	18,515,316	18,515,316
Other assets	77,490	132,909
	76,201,393	76,933,369
Total assets	$140,139,021	$149,211,591

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	April 30,	October 31,
	2008 (Unaudited)	2007 (Audited)
Current liabilities:
Accounts payable	$4,748,069	$5,491,189
Accrued payroll	2,082,397	2,460,287
Taxes accrued and withheld	700,023	1,294,125
Accrued expenses	1,647,645	3,433,971
Current portion of long-term debt	5,121,933	5,033,637
Total current liabilities	14,300,067	17,713,209

Long-term debt, net of current portion:
Notes payable, line of credit	10,125,496	15,540,496
Notes payable, term	61,845,255	63,837,402
Other liabilities	932,943	10,950
Deferred income tax liabilities	3,221,400	3,382,447
Total liabilities	90,425,161	100,484,504
Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,987,913 and 9,968,913 shares issued and outstanding	9,987,913	9,968,913
Additional paid-in capital	22,768,610	22,733,300
Retained earnings	17,511,073	16,036,224
Other comprehensive loss	(553,736)	(11,350)
Total shareholders’ equity	49,713,860	48,727,087
Total liabilities and shareholders’ equity	$140,139,021	$149,211,591

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Revenues:
Printing	$26,283,156	$25,295,295	$51,463,289	$51,157,662
Office products and office furniture	8,440,397	8,518,582	18,518,254	17,595,548
Newspaper	4,547,667	-	9,583,449	-
Total revenues	39,271,220	33,813,877	79,564,992	68,753,210

Cost of sales & newspaper operating costs:
Printing	18,467,880	17,752,603	36,268,934	35,990,905
Office products and office furniture	5,694,004	5,869,953	13,019,447	12,219,956
Newspaper cost of sales & operating costs	2,338,883	-	4,609,613	-
Total cost of sales & newspaper operating costs	26,500,767	23,622,556	53,897,994	48,210,861
Gross profit	12,770,453	10,191,321	25,666,998	20,542,349

Selling, general and administrative expenses	9,696,180	7,769,311	19,388,887	15,899,643

Income from operations	3,074,273	2,422,010	6,278,111	4,642,706
Other income (expenses):
Interest income	25,999	12,842	51,235	18,073
Interest expense	(1,365,777)	(152,162)	(3,114,959)	(286,066)
Other	19,700	14,858	32,915	18,880
	(1,320,078)	(124,462)	(3,030,809)	(249,113)
Income before income taxes	1,754,195	2,297,548	3,247,302	4,393,593
Income tax expense	(359,279)	(907,806)	(574,138)	(1,735,691)
Net income	$1,394,916	$1,389,742	$2,673,164	$2,657,902

Earnings per share
Basic	$0.14	$0.14	$0.27	$0.27
Diluted	$0.14	$0.14	$0.27	$0.26

Weighted average shares outstanding:
Basic	9,988,000	9,962,000	9,985,000	9,950,000
Diluted	10,041,000	10,133,000	10,043,000	10,121,000
Dividends per share	$0.06	$0.06	$0.12	$0.12

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance, October 31, 2007	9,968,913	$9,968,913	$22,733,300	$16,036,224	$(11,350)	$48,727,087

Comprehensive income:
Net income for 2008	-	-	-	2,673,164	-	2,673,164
Other comprehensive loss (net of tax)	-	-	-	-	(542,386)	(542,386)
Total comprehesive income	-	-	-	2,673,164	(542,386)	2,130,778

Dividends ($0.12 per share)	-	-	-	(1,198,315)	-	(1,198,315)
Stock options exercised	19,000	19,000	35,310	-	-	54,310

Balance, April 30, 2008	9,987,913	$9,987,913	$22,768,610	$17,511,073	$(553,736)	$49,713,860

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended April 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,673,164	$2,657,902
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,679,538	1,853,982
Deferred financing costs	154,735	-
Gain on sale of assets	(3,877)	(1,269)
Deferred income taxes	111,163	(195,440)
Increase in deferred compensation	-	893
Bad debt expense	242,448	177,687
Changes in assets and liabilities:
Accounts receivable	2,062,268	466,726
Inventories	(36,012)	77,541
Other current assets	(505,425)	(476,367)
Accounts payable	(731,770)	(287,752)
Accrued payroll	(377,890)	(409,112)
Taxes accrued and withheld	(594,102)	(49,022)
Income taxes	493,527	(770,813)
Accrued expenses	(170,210)	37,634
Other liabilities	(900)	(1,230)
Net cash provided by operating activities	5,996,657	3,081,360

Cash flows from investing activities:
Purchases of property and equipment	(1,035,117)	(1,934,269)
Proceeds from sales of property	62,538	78,796
Businesses acquired	(1,616,823)	(1,350,725)
Change in other assets	49,418	(60,461)
Net cash used in investing activities	(2,539,984)	(3,266,659)

Cash flows from financing activities:
Borrowings on line of credit	-	7,877,000
Payments on line of credit	(5,415,000)	(7,664,000)
Proceeds from term debt and leases	767,852	1,675,633
Principal payments on long-term debt	(2,671,703)	(2,030,247)
Proceeds from exercise of stock options	54,310	126,060
Dividends paid	(1,198,315)	(1,193,869)
Net cash used in financing activities	(8,462,856)	(1,209,423)
Net decrease in cash and cash equivalents	(5,006,183)	(1,394,722)
Cash and cash equivalents, beginning of period	5,793,120	5,486,577
Cash and cash equivalents, end of period	$786,937	$4,091,855
See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
April 30, 2008

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

2. Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options was 53,000 and 58,000 shares for the three and six months ended April 30, 2008 and 171,000 and 171,000 shares for the three and six months ended April 30, 2007.

3. Inventories
Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

Inventories consisted of the following:
	April 30,	October 31,
	2008	2007
Printing and newspaper:
Raw materials	$2,872,225	$2,401,340
Work in process	1,630,449	1,906,301
Finished goods	4,417,062	4,003,318
Office products and office furniture	2,621,123	3,193,888
	$11,540,859	$11,504,847

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

4. Long-Term Debt

Long-term debt consisted of the following:
	April 30,	October 31,
	2008	2007
Installment notes payable to banks	$867,188	$171,039
Term loan facility with a bank	66,100,000	68,700,000
	66,967,188	68,871,039
Less current portion	5,121,933	5,033,637
Long-term debt, net of current portion	$61,845,255	$63,837,402

The secured and unsecured credit facilities contain restrictive financial covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these covenants at April 30, 2008. The Company is required to maintain a minimum of $750,000 of compensating balances with Fifth Third Bank under the terms of its credit agreement. The Company is permitted to pay dividends under its credit agreement as long as no default or event of default exists or shall exist after giving effect to the proposed dividend and the Company has delivered to the credit agreement's administrative agent prior to the proposed dividend a pro forma compliance certificate evidencing compliance with applicable covenants as defined in the credit agreement.

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

The Company can borrow a maximum of $30,000,000 under its revolving line of credit subject to a borrowing base limitation with interest payable monthly at the prime rate of interest and/or LIBOR plus a margin. The Company had borrowed $10,125,496 and $15,540,496 under this facility at April 30, 2008 and October 31, 2007. Pursuant to its borrowing base calculation, the Company had approximately $7.6 million and $8.8 million in additional availability under its $30.0 million revolving credit line at April 30, 2008 and October 31, 2007. The line of credit expires in September 2012 and contains certain restrictive financial covenants, is subject to borrowing base limitations and is collateralized by substantially all of the assets of the Company.

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. The line of credit expires in October 2008 and contains certain financial covenants. There were no borrowings outstanding under this facility at April 30, 2008 and October 31, 2007.

In April 2008, the Company entered into a $767,852 five-year term debt agreement with a bank with interest at the prime rate.

There was $0 and $132,000 non-cash financing activities for the six months ended April 30, 2008 and 2007.

5. Shareholders’ Equity

The Company paid a dividend of six cents per share on March 24, 2008 to stockholders of record on March 7, 2008. Also, the Company declared a dividend of six cents per share to be paid on June 23, 2008 to stockholders of record on June 6, 2008 ..

The Company issued 19,000 and 40,000 shares for the exercise of stock options during the first half of 2008 and 2007, for total proceeds from stock options exercised of approximately $54,000 and $126,000.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

6. Commitments and Contingencies

As of April 30, 2008 the Company had contractual obligations in the form of leases and debt as follows:
	Payments Due by Fiscal Year
Contractual Obligations	2008	2009	2010	2011	2012	Residual	Total

Non-cancelable operating leases	$621,540	$1,133,242	$836,415	$733,745	$576,703	$490,244	$4,391,889

Revolving line of credit	-	-	-	-	10,125,496	-	10,125,496

Term debt	2,567,346	5,078,981	5,049,194	5,057,218	5,065,674	44,148,775	66,967,188

Equipment purchase obligations	558,598	-	-	-	-	-	558,598

	$3,747,484	$6,212,223	$5,885,609	$5,790,963	$15,767,873	$44,639,019	$82,043,171

 The Company also entered into a purchase commitment with a manufacturer for approximately $768,000. As a result of this commitment, the Company paid the manufacturer a deposit of approximately $209,000 as of April 30, 2008.  The Company had financed this entire commitment with a bank at April 30, 2008.

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

The Company did not issue any employee stock options for the three and six months ended April 30, 2008 and 2007.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

 8. Income Taxes

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) effective November 1, 2007 with no effect on the Company's consolidated financial statements. As of the date of adoption, the Company had approximately $150,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The Company was notified in April 2008 and an examination began in May 2008 by the IRS covering our fiscal year-end 2005 federal tax return.  As of  November 1, 2007, the Company is subject to U.S. Federal income tax examinations for the fiscal tax years ended October 31, 2004, 2005, 2006 and 2007. State Income Tax returns are generally subject to a period of examination for a period of three to five years. We have one state income tax return covering our fiscal years ended 2004 and 2005 currently under examination. Tax interest and penalties are classified as income taxes in the accompanying statements of income and were insignificant for all periods presented. The Company is currently unable to assess whether any significant increase or decrease to the unrecognized tax benefit will be recorded during the next 12 months.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

10. Industry Segment Information

The Company operates principally in three industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms) the sale of office products and office furniture including interior design services, and publishes The Herald-Dispatch daily newspaper in Huntington, WV with a total daily and Sunday circulation of approximately 27,000 and 32,000, respectively.

The table below presents information about reported segments for the three and six months ended April 30:
2008 Quarter 2	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$29,624,176	$10,513,065	$4,547,667	$44,684,908
Elimination of intersegment revenue	(3,341,020)	(2,072,668)	-	(5,413,688)
Consolidated revenues	$26,283,156	$8,440,397	$4,547,667	$39,271,220

Operating income	1,844,897	472,077	757,299	3,074,273
Depreciation & amortization	840,732	56,405	455,285	1,352,422
Capital expenditures	644,434	10,028	21,022	675,484
Identifiable assets	56,219,332	2,550,617	81,369,072	140,139,021
Goodwill	2,226,837	1,230,485	35,397,042	38,854,364

2007 Quarter 2	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$28,525,389	$10,594,012	$-	$39,119,401
Elimination of intersegment revenue	(3,230,094)	(2,075,430)	-	(5,305,524)
Consolidated revenues	$25,295,295	$8,518,582	$-	$33,813,877

Operating income	1,993,241	428,769	-	2,422,010
Depreciation & amortization	845,341	53,244	-	898,585
Capital expenditures	889,688	15,127	-	904,815
Identifiable assets	54,811,408	9,767,556	-	64,578,964
Goodwill	2,226,837	1,184,674	-	3,411,511

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

2008 Year to Date	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$58,131,943	$22,571,197	$9,583,449	$90,286,589
Elimination of intersegment revenue	(6,668,654)	(4,052,943)	-	(10,721,597)
Consolidated revenues	$51,463,289	$18,518,254	$9,583,449	$79,564,992

Operating income	3,188,977	971,776	2,117,358	6,278,111
Depreciation & amortization	1,759,503	111,292	808,743	2,679,538
Capital expenditures	927,075	53,030	55,012	1,035,117
Identifiable assets	56,219,332	2,550,617	81,369,072	140,139,021
Goodwill	2,226,837	1,230,485	35,397,042	38,854,364

2007 Year to Date	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$57,524,913	$21,823,952	$-	$79,348,865
Elimination of intersegment revenue	(6,367,251)	(4,228,404)	-	(10,595,655)
Consolidated revenues	$51,157,662	$17,595,548	$-	$68,753,210

Operating income	3,732,890	909,816	-	4,642,706
Depreciation & amortization	1,749,604	104,378	-	1,853,982
Capital expenditures	2,021,603	44,430	-	2,066,033
Identifiable assets	54,811,408	9,767,556	-	64,578,964
Goodwill	2,226,837	1,184,674	-	3,411,511

A reconciliation of total segment revenues and of total segment operating income to consolidated income before income taxes, for the three and six months ended April 30, 2008 and 2007, is as follows:

	Three months		Six months
	2008	2007	2008	2007
Revenues:
Total segment revenues	$44,684,908	$39,119,401	$90,286,589	$79,348,865
Elimination of intersegment revenue	(5,413,688)	(5,305,524)	(10,721,597)	(10,595,655)
Consolidated revenue	$39,271,220	$33,813,877	$79,564,992	$68,753,210

Operating income:
Total segment operating income	$3,074,273	$2,422,010	$6,278,111	$4,642,706
Interest income	25,999	12,842	51,235	18,073
Interest expense	(1,365,777)	(152,162)	(3,114,959)	(286,066)
Other income	19,700	14,858	32,915	18,880
Consolidated income before income taxes	$1,754,195	$2,297,548	$3,247,302	$4,393,593

Identifiable assets:
Total segment identifiable assets	$140,139,021	$64,578,964	$140,139,021	$64,578,964
Elimination of intersegment assets	–	–	–	–
Total consolidated assets	$140,139,021	$64,578,964	$140,139,021	$64,578,964

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

    At September 28, 2007, the Company was party to an interest rate swap agreement which terminates on October 29, 2010.  The swap agreement is with a major financial institution and aggregates $25 million in notional principal amount. This swap agreement effectively converted $25 million of variable interest rate debt to fixed rate debt. The swap agreement requires the Company to make fixed interest payments based on an average effective rate of 4.78% and receive variable interest payments from its counterparties based on one-month LIBOR (actual rate of 2.8% at April 30, 2008).  The remaining term of this swap agreement is approximately 30 months. In fiscal 2008, the Company recorded a net change in the fair value of the fixed interest rate swap agreement in the amount of $542,000, net of income tax as other comprehensive loss. The cumulative other comprehensive loss, net of income tax, recorded by the Company was $554,000 at April 30, 2008.  The net additional interest payments made or received under this swap agreement are recognized in interest expense.

Champion Industries, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Consolidated Statements of Income as a percentage of total revenues.

	Percentage of Total Revenues
	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Revenues:
Printing	66.9%	74.8%	64.7%	74.4%
Office products and office furniture	21.5	25.2	23.3	25.6
Newspaper	11.6	–	12.0	–
Total revenues	100.0	100.0	100.0	100.0

Cost of sales and newspaper operating costs:
Printing	47.0	52.5	45.6	52.3
Office products and office furniture	14.5	17.4	16.3	17.8
Newspaper cost of sales and operating costs	6.0	–	5.8	–
Total cost of sales and newspaper operating costs	67.5	69.9	67.7	70.1
Gross profit	32.5	30.1	32.3	29.9
S Selling, general and administrative expenses	24.7	22.9	24.4	23.1
Income from operations	7.8	7.2	7.9	6.8
Interest income	0.1	0.0	0.1	0.0
Interest expense	(3.5)	(0.5)	(3.9)	(0.4)
Other income	0.1	0.1	0.0	0.0
Income before taxes	4.5	6.8	4.1	6.4
Income tax expense	(0.9)	(2.7)	(0.7)	(2.5)
Net income	3.6%	4.1%	3.4%	3.9%

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended April 30, 2008 Compared to Three Months Ended April 30, 2007

Revenues

Total revenues increased 16.1% in the second quarter of 2008 compared to the same period in 2007 from $33.8 million to $39.3 million. Printing revenue increased 3.9% in the second quarter of 2008 to $26.3 million from $25.3 million in the second quarter of 2007. Office products and office furniture revenue decreased 0.9% in the second quarter of 2008 to $8.4 million from $8.5 million in the second quarter of 2007. The increase in printing sales was primarily associated with incremental commercial printing sales associated with the acquisition of The Herald-Dispatch coupled with organic sales growth. Office products and office furniture sales were relatively flat  in the second quarter of 2008 when compared to the second quarter of 2007.   The company recorded newspaper revenues associated with the acquisition of The Herald-Dispatch of approximately $4.5 million consisting of advertising revenue of approximately $3.5 million and $1.0 million in circulation revenues.  The on-line revenues for the three months ended April 30, 2008 approximated $395,000 and are recorded as a component of advertising revenue.

Cost of Sales

Total cost of sales increased 12.2% in the second quarter of 2008 to $26.5 million from $23.6 million in the second quarter of 2007. Printing cost of sales in the second quarter of 2008 increased $715,000 over the prior year and increased as a percentage of printing sales from 70.2% in 2007 to 70.3% in 2008. The printing gross margin dollar increase resulted from higher sales volume partially offset by slightly higher cost of goods sold as a percentage of printing sales.  Office products and office furniture cost of sales decreased in 2008 from 2007 levels due to decreased sales which were coupled with lower cost of goods sold as a percentage of office products and office furniture sales of 68.9% in 2007 to 67.5% in 2008, thus representing improved gross margin percent in the office products and office furniture segment.  Newspaper cost of sales and operating costs as a percent of newspaper sales were 51.4% for the three months ended April 30, 2008.

Operating Expenses

In the second quarter of 2008, selling, general and administrative expenses increased on a gross dollar basis to $9.7 million from $7.8 million in 2007, an increase of $1.9 million or 24.8%. As a percentage of total sales, the selling, general and administrative expenses increased on a quarter to quarter basis in 2008 to 24.7% from 22.9% in 2007. The increase in selling, general and administrative expenses is primarily the result of the acquisition of The Herald-Dispatch.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Income from Operations and Other Income and Expenses

Income from operations increased in the second quarter of 2008 to $3.1 million from $2.4 million in the second quarter of 2007. This increase is the result of the acquisition of The Herald-Dispatch. Other expense (net), increased approximately $1.2 million from 2007 to 2008 primarily due to increases in interest expense, resulting from higher average borrowings associated with the financing to purchase The Herald-Dispatch.

The Company is subject to various claims and legal actions, as well as various governmental audits and examinations. In the second quarter of 2008 the Company was favorably impacted by certain non-tax related multi-state claims primarily related to various liabilities, specifically related to the Company's historical accounting treatment.  The after tax impact of such items approximated $220,000. The Company's fiscal year ended 2005 federal tax return is currently under examination by the Internal Revenue Service and one state tax return covering fiscal years ended 2004 and 2005 is currently under examination.

Income Taxes

The Company’s effective income tax rate was 20.5% for the second quarter of 2008 and 39.5% for the second quarter of 2007. The decrease in income taxes as a percentage of income before taxes is primarily related to amortization expense deductions recorded as a permanent difference due to the acquisition of The Herald-Dispatch.  The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the second quarter of 2008 was $1,395,000 compared to $1,390,000 in the second quarter of 2007. Basic and diluted earnings per share for the three months ended April 30, 2008 and 2007 were $0.14.

Six Months Ended April 30, 2008 Compared to Six Months Ended April 30, 2007

Revenues

Total revenues increased 15.7% in the first six months of 2008 compared to the same period in 2007 to $79.6 million from $68.8 million. Printing revenue increased 0.6% in the six month period ended April 30, 2008 to $51.5 million from $51.2 million in the same period in 2007. Office products and office furniture revenue increased 5.2% in the six month period ended April 30, 2008 to $18.5 million from $17.6 million in the same period in 2007. The increase in printing sales was due to incremental printing sales associated with the acquisition of The Herald-Dispatch.  The increase in office products and office furniture sales was primarily due to higher furniture sales associated with contract furniture projects.  The Company recorded newspaper revenues associated with the acquisition of The Herald-Dispatch of approximately $9.6 million consisting of advertising revenues of approximately $7.5 million and $2.1 million in circulation revenues.  The on-line revenues for the six months ended April 30, 2008 approximated $735,000 and are recorded as a component of advertising revenue.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Cost of Sales

Total cost of sales increased 11.8% in the six months ended April 30, 2008 to $53.9 million from $48.2 million in the six months ended April 30, 2007. Printing cost of sales increased 0.8% in the six months ended April 30, 2008 to $36.3 million from $36.0 million in the six months ended April 30, 2007. The increase in printing cost of sales was primarily due to the increase in printing sales coupled with a slight reduction in gross margin percent. Office products and office furniture cost of sales increased 6.5% in the six months ended April 30, 2008 to $13.0 million from $12.2 million in the six months ended April 30, 2007 and increased as a percent of office products and office furniture sales from 69.4% in 2007 to 70.3% in 2008. The increase in office products and office furniture cost of sales is attributable to an increase in office products and office furniture sales as well as an increase in office products and office furniture cost of sales as a percent of office products and office furniture sales, thus representing a decrease in gross margin percent in the office products and office furniture segment.

Operating Expenses

During the six months ended April 30, 2008 compared to the same period in 2007, selling, general and administrative expenses increased as a percentage of sales to 24.4% from 23.1%. Total selling, general and administrative expenses (S,G & A) increased $3.5 million. The increase in selling, general and administrative expenses is primarily the result of the acquisition of The Herald-Dispatch.

Income from Operations and Other Income and Expenses

Income from operations increased 35.2% in the six month period ended April 30, 2008 to $6.3 million from $4.6 million in the same period of 2007. This increase is the result of the acquisition of The Herald-Dispatch.  Other Expense (net), increased approximately $2.8 million from 2007 to 2008 primarily due to increases in interest expense, resulting from higher average borrowings associated with the financing to purchase the Herald-Dispatch.

The Company is subject to various claims and legal actions, as well as various governmental audits and examinations. In the second quarter of 2008 the Company was favorably impacted by certain non-tax related multi-state claims primarily related to various liabilities, specifically related to the Company's historical accounting treatment.  The after tax impact of such items approximated $220,000. The Company's fiscal year ended 2005 federal tax return is currently under examination by the Internal Revenue Service and one state tax return covering fiscal years ended 2004 and 2005 is currently under examination.

Income Taxes

The Company’s effective income tax rate was 17.7% for the six months ended April 30, 2008, down from 39.5% in the same period of 2007. The decrease in income taxes as a percentage of income before taxes is primarily related to amortization expense deductions recorded as a permanent difference due to the acquisition of The Herald-Dispatch. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the first six months of 2008 increased slightly over 2007 levels due to the reasons discussed above. Basic and diluted earnings per share for the six months ended April 30, 2008 was $0.27 compared to 2007, at $0.27 and $0.26, respectively.

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

Liquidity and Capital Resources

Net cash provided by operations for the six months ended April 30, 2008, was $6.0 million compared to net cash provided by operations of $3.1 million during the same period in 2007. This change in net cash from operations is due primarily to timing changes in assets and liabilities primarily related to accounts receivable and higher depreciation and amortization expense resulting from the acquisition of The Herald-Dispatch.

Net cash used in investing activities for the six months ended April 30, 2008 was $2.5 million compared to $3.3 million during the same period in 2007. The net cash used in investing activities during the first six months of 2008 primarily related to the payment of the working capital adjustment associated with the acquisition of The Herald-Dispatch and the purchase of equipment and vehicles. The net cash used in investing activities during the first six months of 2007, primarily related to the payment of the contingent purchase price for the Syscan acquisition, capital expenditures in 2007 for the build out of the facility occupied by Champion Output Solutions and the purchase of equipment and vehicles.

Net cash used in financing activities for the six months ended April 30, 2008 was $8.5 million compared to $1.2 million during the same period in 2007. This increase is primarily due to payments on the line of credit and scheduled principal payments on indebtedness.

The Company’s off balance sheet arrangements at April 30, 2008 relate to the Syscan acquisition and are associated with a put option from Williams Land Corporation to sell a building to the Company for $1.5 million. This option may be exercised no later than 60 days prior to the end of the lease and closing of said purchase cannot exceed 45 days from the end of the lease. The lease term concludes effective September 1, 2009.

Working capital on April 30, 2008 was $21.6 million, a decrease of $3.8 million from October 31, 2007. Management believes that working capital and operating ratios remain at acceptable levels.

The Company entered into purchase commitments for mailing equipment with a manufacturer for approximately $768,000. As a result of the commitment, the Company paid the manufacturer a deposit of approximately $209,000 as of April 30, 2008. The company entered into a term loan agreement in April of 2008 to finance the purchase of this equipment.

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

ITEM 4T. Controls and Procedures

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

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held March 17, 2008, the following matters were voted upon:

a)	Fixing the number of directors at seven (7) and election of the following nominees as directors, with votes “for” and “withheld,” as well as broker non-votes, as follows:
Director	Votes “For”	Votes “Withheld”	Broker Non-votes
Louis J. Akers	7,924,628	1,271,395	-0-
Philip E. Cline	7,901,639	1,294,384	-0-
Harley F. Mooney, Jr.	9,136,149	59,874	-0-
A. Michael Perry	9,120,161	75,862	-0-
Marshall T. Reynolds	9,006,253	189,770	-0-
Neal W. Scaggs	9,008,150	187,873	-0-
Glenn W. Wilcox, Sr.	9,121,251	74,772	-0-

Item 6. Exhibits

a) Exhibits:

(10)	Material Contract	$767,852 term promissory note with commercial security agreement and business loan agreement between Champion Industries, Inc. and First Bank of Charleston, Inc. dated as of April 22, 2008, filed as Exhibit 10.1, 10.2 and 10.3 to Form 8-K dated April 22, 2008, filed April 25, 2008, is incorporated herein by reference

(31.1)	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Marshall T. Reynolds	Exhibit 31.1 Page Exhibit 31.1-p1

(31.2)	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Todd R. Fry	Exhibit 31.2 Page Exhibit 31.2-p1

(31.3)	Principal Operating Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Toney K. Adkins	Exhibit 31.3 Page Exhibit 31.3-p1

(32)	Marshall T. Reynolds, Todd R. Fry and Toney K. Adkins Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002	Exhibit 32 Page Exhibit 32-p1

Signatures
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION INDUSTRIES, INC.

Date: June 6, 2008	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: June 6, 2008	/s/ Toney K. Adkins
Toney K. Adkins
President and Chief Operating Officer

Date: June 6, 2008	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer