Form 10-Q
period 2008-09-05
CHAMPION INDUSTRIES INC
filed 2008-09-05
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____No  ✓ .

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common stock, $1.00 par value per share	9,987,913 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	July 31,	October 31,
	2008 (Unaudited)	2007 (Audited)
Current assets:
Cash and cash equivalents	$329,841	$5,793,120
Accounts receivable, net of allowance of $1,457,000 and $1,511,000	21,864,628	23,239,103
Inventories	11,590,551	11,504,847
Income tax refund	266,595	632,439
Other current assets	1,089,112	882,535
Deferred income tax assets	1,066,611	969,664
Total current assets	36,207,338	43,021,708

Property and equipment, at cost:
Land	2,120,689	2,120,689
Buildings and improvements	12,397,296	12,262,229
Machinery and equipment	55,002,603	55,763,920
Furniture and fixtures	4,079,690	4,088,761
Vehicles	3,229,184	3,185,555
	76,829,462	77,421,154
Less accumulated depreciation	(48,847,502)	(48,164,640)
	27,981,960	29,256,514

Cash surrender value of officers’ life insurance	834,106	834,106
Goodwill	38,854,364	38,853,657
Deferred financing costs	1,586,037	1,818,140
Other intangibles, net of accumulated amortization	15,991,016	16,779,241
Trademark & masthead	18,515,316	18,515,316
Other assets	73,198	132,909
	75,854,037	76,933,369
Total assets	$140,043,335	$149,211,591

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	July 31,	October 31,
	2008 (Unaudited)	2007 (Audited)
Current liabilities:
Accounts payable	$4,517,322	$5,491,189
Accrued payroll	2,629,595	2,460,287
Taxes accrued and withheld	989,380	1,294,125
Accrued expenses	1,837,011	3,433,971
Current portion of long-term debt:
Notes payable	5,102,173	5,033,637
Total current liabilities	15,075,481	17,713,209

Long-term debt, net of current portion:
Line of credit	10,125,496	15,540,496
Notes payable, term	60,506,964	63,837,402
Other liabilities	750,470	10,950
Deferred income tax liabilities	3,294,209	3,382,447
Total liabilities	89,752,620	100,484,504
Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,987,913 and 9,968,913 shares issued and outstanding	9,987,913	9,968,913
Additional paid-in capital	22,768,610	22,733,300
Retained earnings	17,978,714	16,036,224
Other comprehensive loss	(444,522)	(11,350)
Total shareholders’ equity	50,290,715	48,727,087
Total liabilities and shareholders’ equity	$140,043,335	$149,211,591

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Revenues:
Printing	$25,310,637	$24,667,108	$76,773,926	$75,824,770
Office products and office furniture	9,796,451	10,924,751	28,314,705	28,520,299
Newspaper	4,609,131	-	14,192,580	-
Total revenues	39,716,219	35,591,859	119,281,211	104,345,069

Cost of sales and newspaper operating costs:
Printing	18,211,453	17,998,427	54,480,388	53,989,332
Office products and office furniture	6,804,811	7,841,171	19,824,259	20,061,128
Newspaper cost of sales and operating costs	2,428,051	-	7,037,662	-
Total cost of sales and newspaper operating costs	27,444,315	25,839,598	81,342,309	74,050,460
Gross profit	12,271,904	9,752,261	37,938,902	30,294,609

Selling, general and administrative expenses	9,846,190	7,930,683	29,235,077	23,830,326

Income from operations	2,425,714	1,821,578	8,703,825	6,464,283

Other income (expenses):
Interest income	9,880	13,751	61,115	31,825
Interest expense	(1,270,690)	(137,232)	(4,385,648)	(423,298)
Other	16,820	12,745	49,734	31,625
	(1,243,990)	(110,736)	(4,274,799)	(359,848)

Income before income taxes	1,181,724	1,710,842	4,429,026	6,104,435
Income tax (expense)	(114,809)	(679,350)	(688,947)	(2,415,041)
Net income	$1,066,915	$1,031,492	$3,740,079	$3,689,394

Earnings per share
Basic	$0.11	$0.10	$0.37	$0.37
Diluted	$0.11	$0.10	$0.37	$0.36

Weighted average shares outstanding:
Basic	9,988,000	9,963,000	9,986,000	9,954,000
Diluted	10,023,000	10,106,000	10,036,000	10,116,000
Dividends per share	$0.06	$0.06	$0.18	$0.18

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance, October 31, 2007	9,968,913	$9,968,913	$22,733,300	$16,036,224	$(11,350)	$48,727,087

Comprehensive income:
Net income for 2008	-	-	-	3,740,079	-	3,740,079
Other comprehensive loss (net of tax)	-	-	-	-	(433,172)	(433,172)
Total comprehesive income	-	-	-	3,740,079	(433,172)	3,306,907

Dividends ($0.18 per share)	-	-	-	(1,797,589)	-	(1,797,589)
Stock options exercised	19,000	19,000	35,310	-	-	54,310

Balance, July 31, 2008	9,987,913	$9,987,913	$22,768,610	$17,978,714	$(444,522)	$50,290,715

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended July 31,
	2008	2007
Cash flows from operating activities:
Net income	$3,740,079	$3,689,394
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,033,131	2,803,589
Gain on sale of assets	(2,254)	(11,303)
Deferred income taxes	111,163	(195,440)
Deferred financing costs	232,103	-
Increase in deferred compensation	-	1,340
Bad debt expense	358,244	437,645
Changes in assets and liabilities:
Accounts receivable	1,016,231	(325,648)
Inventories	(85,704)	399,211
Other current assets	(206,577)	(354,031)
Accounts payable	(962,517)	(298,841)
Accrued payroll	169,308	23,993
Taxes accrued and withheld	(304,745)	12,351
Income taxes	365,844	(980,714)
Accrued expenses	19,156	47,375
Other liabilities	(1,350)	(1,680)
Net cash provided by operating activities	8,482,112	5,247,241

Cash flows from investing activities:
Purchases of property and equipment	(2,107,847)	(2,578,221)
Proceeds from sales of property	148,749	126,659
Businesses acquired	(1,616,823)	(1,481,556)
Change in other assets	50,711	(4,168)
Net cash used in investing activities	(3,525,210)	(3,937,286)

Cash flows from financing activities:
Borrowings on line of credit	-	9,311,000
Payments on line of credit	(5,415,000)	(9,311,000)
Proceeds from term debt and leases	767,852	2,654,254
Principal payments on long-term debt	(4,029,754)	(2,856,061)
Proceeds from exercise of stock options	54,310	126,060
Dividends paid	(1,797,589)	(1,791,645)
Net cash used in financing activities	(10,420,181)	(1,867,392)
Net decrease in cash and cash equivalents	(5,463,279)	(557,437)
Cash and cash equivalents, beginning of period	5,793,120	5,486,577
Cash and cash equivalents, end of period	$329,841	$4,929,140
See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
July 31, 2008
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

2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options was 35,000 and 51,000 shares for the three and nine months ended July 31, 2008 and 143,000 and 162,000 shares for the three and nine months ended July 31, 2007.

3. Inventories

Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

Inventories consisted of the following:
	July 31,	October 31,
	2008	2007
Printing and newspaper:
Raw materials	$3,083,689	$2,401,340
Work in process	1,724,908	1,906,301
Finished goods	4,049,610	4,003,318
Office products and office furniture	2,732,344	3,193,888
	$11,590,551	$11,504,847

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

4. Long-Term Debt

Long-term debt consisted of the following:
	July 31.	October 31,
	2008	2007
Installment notes payable to banks	$809,137	$171,039
Term loan facility with a bank	64,800,000	68,700,000
	65,609,137	68,871,039
Less current portion	5,102,173	5,033,637
Long-term debt, net of current portion	$60,506,964	$63,837,402

The secured and unsecured credit facilities contain restrictive financial covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these covenants at July 31, 2008. The Company is required to maintain a minimum of $750,000 of compensating balances with Fifth Third Bank under the terms of its credit agreement. The Company is permitted to pay dividends under its credit agreement as long as no default or event of default exists or shall exist after giving effect to the proposed dividend and the Company has delivered to the credit agreement's administrative agent prior to the proposed dividend a pro forma compliance certificate evidencing compliance with applicable covenants as defined in the credit agreement.

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

The Company can borrow a maximum of $30,000,000 under its revolving line of credit subject to a borrowing base limitation with interest payable monthly at the prime rate of interest and/or LIBOR plus a margin. The Company had borrowed $10,125,496 and $15,540,496 under this facility at July 31, 2008 and October 31, 2007. Pursuant to its borrowing base calculation, the Company had approximately $6.8 million and $8.8 million in additional availability under its $30.0 million revolving credit line at July 31, 2008 and October 31, 2007.  The Company’s credit availability is calculated pursuant to a minimum excess availability plus cash and cash equivalents calculation subject to a $3.0 million threshold. The line of credit expires in September 2012 and contains certain restrictive financial covenants, is subject to borrowing base limitations and is collateralized by substantially all of the assets of the Company.

In April 2008, the Company entered into a $767,852 five-year term debt agreement with a bank with interest at the prime rate.

There were no non-cash financing and investing activities for the three and nine months ended July 31, 2008.  Non-cash financing and investing activities for the three and nine months ended July 31, 2007 were $1.6 and $1.7 million.  These activities primarily related to equipment purchases.

5. Shareholders’ Equity

The Company paid a dividend of six cents per share on June 23, 2008 to stockholders of record on June 6, 2008. Also, the Company declared a dividend of six cents per share to be paid on September 19, 2008 to stockholders of record on September 2, 2008.

The Company issued 19,000 and 40,000 shares of stock during the nine months ended July 31, 2008 and 2007, for total proceeds from stock options exercised of approximately $54,000 and $126,000.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

6. Commitments and Contingencies

As of July 31, 2008 the Company had contractual obligations in the form of leases and debt as follows:
	Payments Due by Fiscal Year
Contractual Obligations	2008	2009	2010	2011	2012	Residual	Total

Non-cancelable operating leases	$342,381	$1,234,474	$889,160	$735,145	$576,703	$490,244	$4,268,107

Revolving line of credit	-	-	-	-	10,125,496	-	10,125,496

Term debt	1,209,285	5,078,981	5,049,194	5,057,218	5,065,674	44,148,785	65,609,137

	$1,551,666	$6,313,455	$5,938,354	$5,792,363	$15,767,873	$44,639,029	$80,002,740

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

The Company did not issue any employee stock options for the three and nine months ended July 31, 2008 and 2007.

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

9.  Income Taxes

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) effective November 1, 2007 with no effect on the Company’s consolidated financial statements.  As of the date of adoption, the Company has approximately $150,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized.  The Company was notified in April 2008 and an examination began in May 2008 by the IRS covering our fiscal year-end 2005 federal tax return.  This audit was completed and settled during the third quarter of 2008. As of July 31, 2008, the Company is subject to U.S. Federal income tax examinations for the fiscal tax years ended October 31, 2006 and 2007.  State Income Tax returns are generally subject to a period of examination for a period of three to five years.  We have one state income tax return covering our fiscal years ended 2004 and 2005 currently under examination.  Tax interest and penalties are classified as income taxes in the accompanying statements of income and were insignificant for all periods presented.  The Company is currently unable to assess whether any significant increase or decrease to the unrecognized tax benefit will be recorded during the next 12 months.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

10. Industry Segment Information

The Company operates principally in three industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms), the sale of office products and office furniture including interior design services and publication of The Herald-Dispatch daily newspaper in Huntington, WV with a total daily and Sunday circulation of approximately 27,000 and 32,000, respectively.

The table below presents information about reported segments for the three and nine months ended July 31:

2008 Quarter 3	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$28,577,242	$11,803,597	$4,609,131	$44,989,970
Elimination of intersegment revenue	(3,266,605)	(2,007,146)	-	(5,273,751)
Consolidated revenues	$25,310,637	9,796,451	$4,609,131	$39,716,219

Operating income	990,242	722,955	712,517	2,425,714
Depreciation & amortization	887,680	51,952	413,961	1,353,593
Capital expenditures	910,128	20,667	141,935	1,072,730
Identifiable assets	55,413,704	3,492,425	81,137,206	140,043,335
Goodwill	2,226,837	1,230,485	35,397,042	38,854,364

2007 Quarter 3	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$27,833,445	$12,896,219	$-	$40,729,664
Elimination of intersegment revenue	(3,166,337)	(1,971,468)	-	(5,137,805)
Consolidated revenues	$24,667,108	$10,924,751	$-	$35,591,859

Operating income	951,913	869,665	-	1,821,578
Depreciation & amortization	896,511	53,096	-	949,607
Capital expenditures	2,199,598	50,454	-	2,250,052
Identifiable assets	55,578,236	11,263,577	-	66,841,813
Goodwill	2,302,668	1,184,674	-	3,487,342

2008 Year to Date	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$86,709,185	$34,374,794	$14,192,580	$135,276,559
Elimination of intersegment revenue	(9,935,259)	(6,060,089)	-	(15,995,348)
Consolidated revenues	$76,773,926	$28,314,705	$14,192,580	$119,281,211

Operating income	4,179,219	1,694,730	2,829,876	8,703,825
Depreciation & amortization	2,647,183	163,244	1,222,704	4,033,131
Capital expenditures	1,837,203	73,697	196,947	2,107,847
Identifiable assets	55,413,704	3,492,425	81,137,206	140,043,335
Goodwill	2,226,837	1,230,485	35,397,042	38,854,364

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

2007 Year to Date	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$85,358,358	$34,720,171	$-	$120,078,529
Elimination of intersegment revenue	(9,533,588)	(6,199,872)	-	(15,733,460)
Consolidated revenues	$75,824,770	$28,520,299	$-	$104,345,069

Operating income	4,684,803	1,779,480	-	6,464,283
Depreciation & amortization	2,646,115	157,474	-	2,803,589
Capital expenditures	4,221,201	94,884	-	4,316,085
Identifiable assets	55,578,236	11,263,577	-	66,841,813
Goodwill	2,302,668	1,184,674	-	3,487,342

A reconciliation of total segment revenues and of total segment operating income to consolidated income before income taxes, for the three and nine months ended July 31, 2008 and 2007, is as follows:

	Three months		Nine months
	2008	2007	2008	2007
Revenues:
Total segment revenues	$44,989,970	$40,729,664	$135,276,559	$120,078,529
Elimination of intersegment revenue	(5,273,751)	(5,137,805)	(15,995,348)	(15,733,460)
Consolidated revenue	$39,716,219	$35,591,859	$119,281,211	$104,345,069

Operating income:
Total segment operating income	$2,425,714	$1,821,578	$8,703,825	$6,464,283
Interest income	9,880	13,751	61,115	31,825
Interest expense	(1,270,690)	(137,232)	(4,385,648)	(423,298)
Other income	16,820	12,745	49,734	31,625
Consolidated income before income taxes	$1,181,724	$1,710,842	$4,429,026	$6,104,435

Identifiable assets:
Total segment identifiable assets	$140,043,335	$66,841,813	$140,043,335	$66,841,813
Elimination of intersegment assets	—	—	—	—
Total consolidated assets	$140,043,335	$66,841,813	$140,043,335	$66,841,813

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

At September 28, 2007, the Company was party to an interest rate swap agreement which terminates on October 29, 2010.  The swap agreement is with a major financial institution and aggregates $25 million in notional principal amount. This swap agreement effectively converted $25 million of variable interest rate debt to fixed rate debt. The swap agreement requires the Company to make fixed interest payments based on an average effective rate of 4.78% and receive variable interest payments from its counterparties based on one-month LIBOR (actual rate of 2.46% at July 31, 2008).  The remaining term of this swap agreement is approximately 27 months. In fiscal 2008, the Company recorded a net change in the fair value of the fixed interest rate swap agreement in the amount of $433,000, net of income tax as other comprehensive loss. The cumulative other comprehensive loss, net of income tax, recorded by the Company was $445,000 at July 31, 2008.  The net additional interest payments made or received under this swap agreement are recognized in interest expense.

13

Champion Industries, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Consolidated Statements of Operations as a percentage of total revenues.

	Percentage of Total Revenues
	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Revenues:
Printing	63.7%	69.3%	64.4%	72.7%
Office products and office furniture	24.7	30.7	23.7	27.3
Newspaper	11.6	-	11.9	-
Total revenues	100.00	100.00	100.00	100.00
Cost of sales and newspaper operating costs:
Printing	45.9	50.6	45.7	51.8
Office products and office furniture	17.1	22.0	16.6	19.2
Newspaper cost of sales and operating costs	6.1	-	5.9	-
Total cost of sales and newspaper operating costs	69.1	72.6	68.2	71.0
Gross profit	30.9	27.4	31.8	29.0
Selling, general and administrative expenses	24.8	22.3	24.5	22.8
Income from operations	6.1	5.1	7.3	6.2
Interest income	0.0	0.0	0.1	0.0
Interest expense	(3.2)	(0.4)	(3.7)	(0.4)
Other income	0.1	0.1	0.0	0.0
Income before taxes	3.0	4.8	3.7	5.8
Income tax expense	(0.3)	(1.9)	(0.6)	(2.3)
Net income	2.7%	2.9%	3.1%	3.5%

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended July 31, 2008 Compared to Three Months Ended July 31, 2007

Revenues

Total revenues increased 11.6% in the third quarter of 2008 compared to the same period in 2007 from $35.6 million to $39.7 million. Printing revenue increased 2.6% in the third quarter of 2008 to $25.3 million from $24.7 million in the third quarter of 2007. Office products and office furniture revenue decreased 10.3% in the third quarter of 2008 to $9.8 million from $10.9 million in the third quarter of 2007. The increase in printing sales was related to incremental commercial printing sales associated with the acquisition of The Herald-Dispatch.  The decrease in office products and office furniture sales was primarily due to lower overall furniture sales in 2008. The Company recorded newspaper revenues associated with the acquisition of The Herald-Dispatch of approximately $4.6 million consisting of advertising revenue of approximately $3.6 million and $1.0 million in circulation revenues.  The on-line revenues for the three months ended July 31, 2008 approximated $444,000 and are recorded as a component of advertising revenue.

Cost of Sales

Total cost of sales increased 6.2% in the third quarter of 2008 to $27.4 million from $25.8 million in the third quarter of 2007. Printing cost of sales in the third quarter of 2008 increased $213,000 over the prior year and decreased as a percentage of printing sales from 73.0% in 2007 to 72.0% in 2008. The printing gross margin dollar increase resulted from higher sales volume coupled with lower cost of goods sold as percentage of sales primarily resulting from improved absorption of fixed costs associated with overhead. Office products and office furniture cost of sales decreased in 2008 from 2007 levels due to decreased sales and decreased as a percent of sales from 71.8% in 2007 to 69.5% in 2008, primarily due to a decrease in furniture cost of sales as a percent of furniture sales. Newspaper cost of sales and operating costs as a percent of newspaper sales were 52.7% for the three months ended July 31, 2008.

Operating Expenses

In the third quarter of 2008, selling, general and administrative expenses (S,G&A) increased on a gross dollar basis to $9.8 million from $7.9 million in 2007, an increase of $1.9 million or 24.2%. As a percentage of total sales, the expenses increased on a quarter to quarter basis in 2008 to 24.8% from 22.3% in 2007. The increase in selling, general and administrative expenses is primarily the result of the acquisition of The Herald-Dispatch.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Income from Operations and Other Income and Expenses

Income from operations increased in the third quarter of 2008 to $2.4 million from $1.8 million in the third quarter of 2007.  This increase is the result of the acquisition of The Herald-Dispatch.  Other expenses (net), increased approximately $1.1 million from 2007 to 2008 primarily due to increases in interest expense, resulting from higher average borrowings associated with the financing to purchase The Herald-Dispatch.

The Company is subject to various claims and legal actions as well as various governmental audits and examinations.  The Company settled the audit of its 2005 Federal Tax return in July 2008.  The Company currently has one state tax return covering fiscal years ended 2004 and 2005 under examination.

Income Taxes

The Company’s effective income tax rate was 9.7% for the third quarter of 2008 and 39.7% for the third quarter of 2007.  The decrease in income taxes as a percentage of income before taxes is primarily related to amortization expense deductions recorded as a permanent difference due to the acquisition of The Herald-Dispatch.  The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the third quarter of 2008 was $1.1 million compared to $1.0 million in the third quarter of 2007. Basic and diluted earnings per share for the three months ended July 31, 2008 and 2007 were $0.11 and $0.10.

Nine Months Ended July 31, 2008 Compared to Nine Months Ended July 31, 2007

Revenues

Total revenues increased 14.3% in the first nine months of 2008 compared to the same period in 2007 to $119.3 million from $104.3 million. Printing revenue increased 1.3% in the nine month period ended July 31, 2008 to $76.8 million from $75.8 million in the same period in 2007. Office products and office furniture revenue decreased 0.7% in the nine month period ended July 31, 2008 to $28.3 million from $28.5 million in the same period in 2007. The increase in printing sales was primarily due to incremental printing sales associated with the acquisition of The Herald-Dispatch. The decrease in the office products and office furniture segment was reflective of  a reduction in office supply sales partially offset by higher furniture sales associated with contract furniture projects.  The Company recorded newspaper revenues associated with the acquisition of The Herald-Dispatch of approximately $14.2 million consisting of advertising revenues of approximately $11.0 million and circulation revenues of approximately $3.2 million.  The on-line revenues for the nine months ended July 31, 2008 approximated $1.2 million and are recorded a as component of advertising revenue.

Cost of Sales

Total cost of sales increased 9.8% in the nine months ended July 31, 2008 to $81.3 million from $74.1 million in the nine months ended July 31, 2007. Printing cost of sales increased 0.9% in the nine months ended July 31, 2008 to $54.5 million from $54.0 million in the nine months ended July 31, 2007. The increase in printing cost of sales was primarily due to the increase in printing sales noted above partially offset by a slight gross margin improvement resulting from improved overhead absorption. Office products and office furniture cost of sales decreased 1.2% in the nine months ended July 31, 2008 to $19.8 million from $20.1 million in the nine months ended July 31, 2007 and decreased as a percent of sales from 70.3% in 2007 to 70.0% in 2008. The decrease in office products and office furniture cost of sales is attributable to a decrease in office products and office furniture sales coupled with a decrease in office products and office furniture cost of sales as a percent of office products and office furniture sales.

Operating Expenses

During the nine months ended July 31, 2008 compared to the same period in 2007, selling, general and administrative expenses increased as a percentage of sales to 24.5% from 22.8% in 2007. Total S,G&A increased $5.4 million. The increase in selling, general and administrative expenses is primarily the result of the acquisition of The Herald-Dispatch.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Income from Operations and Other Income and Expenses

Income from operations increased 34.6% in the nine month period ended July 31, 2008 to $8.7 million from $6.5 million in the same period of 2007. This increase is the result of the acquisition of The Herald-Dispatch.  Other expense (net) increased $3.9 million to $4.3 million in 2008 from $360,000 in 2007. This increase is primarily due to a $4.0 million increase in interest expense resulting from higher average borrowings associated with the financing to purchase The Herald-Dispatch.

The Company is subject to various claims and legal actions as well as various governmental audits and examinations.  The second and third quarters of 2008 were favorably impacted by certain non-tax related multi-state claims primarily related to various liabilities, specifically related to the Company’s historical accounting treatment.  The after tax impact of such items approximated $265,000.  The Company settled the audit of its 2005 Federal Tax return in July 2008.  The Company currently has one state tax return covering fiscal years ended 2004 and 2005 under examination.

Income Taxes

The Company’s effective income tax rate was 15.6% for the nine months ended July 31, 2008, down from 39.6% in the same period of 2007.  The decrease in income taxes as a percentage of income before taxes is primarily related to amortization expense deductions recorded as a permanent difference due to the acquisition of The Herald-Dispatch.  The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the first nine months of 2008 increased 1.4% to $3,740,000 from $3,689,000 in the same period of 2007 due to the reasons discussed above. Basic and diluted earnings per share for the nine months ended July 31, 2008 were $0.37 and $0.37 and for the nine months ended July 31, 2007 were $0.37 and $0.36.

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

Our business is subject to seasonal fluctuations that we expect to continue to be reflected in our operating results in future periods.  On a historical basis The Herald-Dispatch’s first and third calendar quarters of the year tended to be the weakest because advertising volume is as it lowest levels following the holiday season and a seasonal slowdown in the summer months.  Correspondingly, on a historical basis the fourth calendar quarter followed by the second calendar quarter tended to be the strongest quarters.  The fourth calendar quarter included heavy holiday season advertising.  Other factors that affect our quarterly revenues and operating results may be beyond our control, including changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures, distribution costs, changes in newsprint prices and general economic factors.

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended July 31, 2008, was $8.5 million compared to net cash provided by operations of $5.2 million during the same period in 2007. This change in net cash from operations is due primarily to timing changes in assets and liabilities and higher depreciation and amortization expense resulting from the acquisition of The Herald-Dispatch.

Net cash used in investing activities for the nine months ended July 31, 2008 was $3.5 million compared to $3.9 million during the same period in 2007.  The net cash used in investing activities during the first nine months of 2008 primarily related to the payment of the working capital adjustment associated with the acquisition of the Herald-Dispatch and the purchase of equipment and vehicles. The net cash used in investing activities during the first nine months of 2007 primarily related to the payment of the contingent purchase price for the Syscan acquisition, capital expenditures in 2007 for the build out of the facility occupied by Champion Output Solutions and other equipment and vehicle purchases.

Net cash used in financing activities for the nine months ended July 31, 2008 was $10.4 million compared to $1.9 million during the same period in 2007.  This increase is primarily due to payments on the line of credit and scheduled principal payments on indebtedness.

The Company’s off balance sheet arrangements at July 31, 2008 relate to the Syscan acquisition and are associated with a put option from Williams Land Corporation to sell a building to the Company for $1.5 million. This option may be exercised no later than 60 days prior to the end of the lease and closing of said purchase cannot exceed 45 days from the end of the lease. The lease term concludes effective September 1, 2009.

Working capital on July 31, 2008 was $21.1 million and at October 31, 2007 was $25.3 million. Management believes that working capital and operating ratios remain at acceptable levels.

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

CHAMPION INDUSTRIES, INC.

Date: September 5, 2008	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: September 5, 2008	/s/ Toney K. Adkins
Toney K. Adkins
President and Chief Operating Officer

Date: September 5, 2008	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer