Form 10-K
period 2008-10-31
CHAMPION INDUSTRIES INC
filed 2009-01-23
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2008

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
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer ", "accelerated filer", and "smaller reporting company"  in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filter ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of April 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $23,714,043 based on the closing price as reported on the National Association of Securities Dealers Automated Quotation System Global Market.

The outstanding common stock of the Registrant at the close of business on January 4, 2009 consisted of 9,987,913 shares of Common Stock, $1.00 par value.

Total number of pages including cover page 112.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s definitive proxy statement expected to be dated February 13, 2009 with respect to its Annual Meeting of Shareholders to be held on March 16, 2009 are incorporated by reference into Part III, Items 10-14. Exhibit Index located in Part IV Item 15.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report or in documents incorporated herein by reference, including without limitation statements including the word “believes,” “anticipates,” “intends,” “expects” or words of similar import, constitute “forward-looking statements” within the meaning of section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, general economic and business conditions, changes in business strategy or development plans and other factors referenced in this Annual Report, including without limitations under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

ITEM 1 - BUSINESS

HISTORY

Champion Industries, Inc. (“Champion” or the “Company”) is a major commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets east of the Mississippi River. The Company also publishes The Herald-Dispatch daily newspaper in Huntington, WV with a total daily and Sunday circulation of approximately 26,000 and 31,000, respectively. The Company's sales offices and/or production facilities are located in Huntington, Charleston, Parkersburg, Clarksburg, Wheeling and Morgantown, West Virginia; Lexington and Owensboro, Kentucky; Baton Rouge and New Orleans, Louisiana; Cincinnati, Ohio; Kingsport and Knoxville, Tennessee; Evansville, Indiana; Bridgeville and Altoona, Pennsylvania; and Asheville, North Carolina. The Company's sales force of approximately 140 salespeople sells printing services, business forms management services, office products, office furniture and newspaper advertising.

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

On September 14, 2007, the Company completed, pursuant to an asset purchase agreement, the acquisition of The Herald-Dispatch daily newspaper in Huntington, West Virginia through a newly formed subsidiary Champion Publishing, Inc. The purchase price was $77.0 million and subject to a working capital payment of $837,554 plus or minus any change in working capital from the index working capital base of $1,675,107 at the closing date of September 14, 2007. The working capital payment totaled approximately $1.6 million.

All acquisitions have been accounted for using the purchase method of accounting except for U.S. Tag, Blue Ridge, Capitol and Thompson’s, which utilized the “pooling-of-interest” method of accounting.

BUSINESS

Champion is engaged in the commercial printing and office products and furniture supply business in regional markets east of the Mississippi River. The Company also publishes The Herald-Dispatch daily newspaper in Huntington, WV with a total daily and Sunday circulation of approximately 26,000 and 31,000. The Company's sales force markets a full range of printing services, business forms, office products and office furniture. Management views these sales activities as complementary since frequent customer sales calls required for one of its products or services provide opportunities to cross-sell other products and services. The Company believes it benefits from significant customer loyalty and customer referrals because it provides personal service, quality products, convenience and selection with one-stop shopping.

The Company's printing services range from the simplest to the most complex jobs, including business cards, books, tags, labels, brochures, posters, 4- to 6-color process printing and multi-part, continuous and snap-out business forms. The Company's state-of-the-art equipment enables it to provide computerized composition, art design, paste-up, stripping, film assembly and color scanner separations. Included within our print segment are fulfillment services to our customers which encompasses warehousing, distribution, and reporting services. The Company also offers complete bindery and letterpress services. The printing operations contributed $102.2 million, $101.7 million, and $106.4 million or 62.8%, 69.8%,  and 73.3% of the Company's total revenues for the fiscal years ended October 31, 2008, 2007 and 2006.

The Company provides a full range of office products and office furniture primarily in the budget and middle price ranges, and also offers office design services. The Company publishes a catalog of high volume, frequently ordered items purchased directly from manufacturers. These catalog sales account for the bulk of sales volume and afford sales personnel flexibility in product selection and pricing. Medium to large volume customers are offered levels of pricing discounts. In addition, the Company offers a broad line of general office products through major wholesalers' national catalogs. The Company has implemented Internet e-commerce sites, which allow customers to order office products, furniture and forms online. The e-commerce sites include the office products and office furniture catalog, which is customized specifically for each customer requesting Internet e-commerce access. These sites include www.stationers-wv.com and www.cbiwv.com. In addition, the Company offers customized on-line forms management solutions through various sites including http://printwithchampion.com and www.cgc1.com. The Company believes that its e-commerce sites will allow customers to access data concerning their company’s purchase habits so as to better control expenditures for office products and business forms and eliminate large in-house inventories. The Company is a member of a major office products purchasing organization. Members benefit from volume discounts, which permit them to offer competitive prices and improve margins. The Company's office furniture business focuses on the budget to middle price range lines, although upscale lines are offered as well. Office products, office furniture and office design operations contributed $41.5 million, $41.4 million, and $38.8 million, or 25.5%, 28.5% and 26.7% of the Company's total revenues for the fiscal years ended October 31, 2008, 2007 and 2006.

The Company operates a daily newspaper in Huntington, WV. The Company entered the newspaper business by purchasing the assets of The Herald-Dispatch from Gatehouse Media, Inc. The Herald-Dispatch was previously owned by Gannett, Inc. since 1971 and was sold to Gatehouse Media, Inc. in May of 2007.

The Herald-Dispatch serves a regional market area in southwestern West Virginia covering Cabell County and portions of neighboring Wayne County and eastern Lawrence County, Ohio. The Herald-Dispatch is the primary print advertising medium for the region, which centers on Huntington and draws business from across the border into Ohio and Kentucky. The Herald-Dispatch has circulation of 26,115 Monday through Friday mornings, 25,763 on Saturday, and 31,089 on Sunday, according to the latest Audit Bureau of Circulations (ABC) Newspaper Publisher's Statement for the 6 months ended September 30, 2008. The Herald-Dispatch faces a very limited amount of print competition from other daily newspapers in its home county. It is estimated, based on research performed by Scarborough Management, that the designated market area readership (DMA) is approximately 102,946 on Sunday and 79,333 for weekdays. The website has attracted approximately 378,409 unique visitors per month and approximately 4.1 million page views per month based on the latest Newspaper Publisher's Statement. The historical on-line revenues for The Herald-Dispatch have increased from approximately $1.1 million in calendar year 2005 to approximately $1.3 million in calendar year 2006. The six weeks of 2007 from the acquisition on September 14, 2007 to the Company's fiscal calendar year ending on October 31, 2007 represented approximately $200,000 of online revenues. Online revenues for 2008 were approximately $1.6 million. The Company will disclose The Herald-Dispatch commercial printing as a component of the Company's printing segment. The operations also publish the Putnam Herald serving Putnam County, West Virginia, one of the fastest-growing counties in the state, and the Lawrence Herald in Lawrence County, Ohio. The Putnam Herald and Lawrence Herald are distributed free via mail on Saturday and Thursday, respectively.

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

Marshall University borders the downtown area of Huntington. Marshall is over 170 years old and is the second largest university in West Virginia. The university currently enrolls 12,000 undergraduate and 4,000 graduate students and offers a full range of programs. Marshall's positive effect on the local economy goes beyond being one of Huntington's top two employers. The university's research corporation, medical school and graduate programs are dedicated to bringing research and development dollars into the community. The university's medical school is a nationwide leader for rural healthcare delivery.

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

                Other developments in the area include the opening of two call centers. Amazon.com opened a call center in 2000 that employs 350. Global Contact Services opened a call center in 1998 and in recent years announced the intent to expand their facility and employee base. The expansion will make them one of the larger employers in the area.

                The Huntington area also serves as a regional shopping center. The Huntington Mall, the largest mall in the state, houses over 150 stores, restaurants and boutiques. It is anchored by Sears, Macy's, JC Penney, Elder Beerman and Dick's Sporting Goods. Many retail stores surround the mall including Best Buy, Kohl's and Walmart. Only a few minutes west on U.S. 60 from the Huntington Mall is another growing shopping plaza, Merritt Creek Farm. This plaza of 30-plus shops includes Home Depot, Target, Marshall's, and the state's first freestanding Starbucks. River Place, a bustling shopping center located near the entrance to downtown Barboursville, is just another few miles down the road. This area features many locally owned restaurants and stores.

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

ORGANIZATION

Champion’s three lines of business are comprised of nineteen operating divisions. The Huntington headquarters provides centralized financial management and administrative services to all of its business segments.

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

Chapman Printing in Charleston, West Virginia operates as a full line printing, printing services distributor and office products and office furniture distributor. Chapman Printing Charleston offers complete print management, fulfillment, mail, digital print, office furniture and print and office products and B2B e-commerce solutions. The Syscan operation was consolidated into the Chapman Printing Charleston division effective November 1, 2005. This division also operates a facility in Morgantown, West Virginia providing printing, office products and office furniture, distribution and integration services. In 2007, the Chapman Printing Charleston division spun off its print on demand and mail operations into a new division located in Charleston, West Virginia operating under the name Champion Output Solutions.  Champion Output Solutions is a comprehensive transactional printing and mail center providing statement rendering, check and explanation of benefits variable print, medical billing and postal optimization.

        River Cities Printing was acquired via the acquisition of The Herald-Dispatch and is a commercial printer with sales comprised primarily of stick-on labels and other commercial printing. In 2008, River Cities Printing was relocated to an existing facility in Huntington, WV.

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

Newspaper

      The Herald-Dispatch, located in Huntington, WV, publishes a daily newspaper with a daily and Sunday circulation of approximately 26,000 and 31,000 respectively.

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

Newspaper

        The Company provides its customers in the Tri-State regions surrounding Huntington, West Virginia with the primary and premier print advertising solutions for the region.

MANUFACTURING AND DISTRIBUTION

The Company's pre-press facilities have desktop publishing, typesetting, laser imagesetting and scanning/retouching equipment, as well as complete layout, design, stripping and plate processing operations. Sheet printing equipment (for printing onto pre-cut, individual sheets) includes single color duplicators, single to eight color presses and envelope presses. Rotary equipment (for printing onto continuous rolls of paper) includes multi-color business form web presses, carbon and multi-part collators, and a high-speed 5-color half-web press.

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

During the fiscal years ended October 31, 2008, 2007 and 2006, no single customer accounted for more than 3% of the Company’s total revenues. Due to the project-oriented nature of customers' printing and furniture requirements, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects.

SUPPLIERS

The Company has not experienced difficulties in obtaining materials in the past and does not consider itself dependent on any particular supplier for supplies. The Company has negotiated company-wide paper purchasing agreements directly with paper manufacturers and is a member of a major office products buying group, which management believes provides the Company with a competitive advantage. The Company is also affiliated with a buying group with a national organization for its newsprint purchases.

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

The Herald-Dispatch faces limited competition from other daily newspapers in its primary market area of Cabell County, West Virginia. The Herald-Dispatch competes with other advertising media in its designated market area, including television and radio advertising.

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

EMPLOYEES

On October 31, 2008, the Company had approximately 890 employees.

The Company's subsidiary, Interform Corporation, is party to a collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC on behalf of its Local Union 8263 covering all production and maintenance employees (totaling approximately 70 employees at October 31, 2008) at its Bridgeville, Pennsylvania facility. This contract expires May 31, 2010. As a result of the acquisition of The Herald-Dispatch, the Company also is party to a collective bargaining agreement with Graphic Communication Conference/ International Brotherhood of Teamsters Local 619-M of District Council 3 covering newspaper press production employees (totaling approximately 10 employees at October 31, 2008) at The Herald-Dispatch Huntington, West Virginia location. The contract expires December 31, 2010. The Company believes relations with the unions and covered employees are good.

EXECUTIVE OFFICERS OF CHAMPION
		Position and offices with Champion;

Name	Age	Principal occupation or employment last five years
Marshall T. Reynolds	72
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

Toney K. Adkins	59
President and Chief Operating Officer of the Company since January 2005; Vice President-Administration of the Company from November 1995 to January 2005; President, KYOWVA Corrugated Container Company, Inc. from 1991 to 1996.

J. Mac Aldridge	67
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

R. Douglas McElwain	61
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

Todd R. Fry	43
Senior Vice President and Chief Financial Officer of the Company since January 2005; Vice President and Chief Financial Officer of the Company from November 1999 to January 2005; Treasurer and Chief Financial Officer of Broughton Foods Company from September 1997 to June 1999; Coopers & Lybrand L.L.P. from 1991 to September 1997.

Walter R. Sansom	79	Secretary of the Company since December 1992; Production Coordinator of the Company since December 1992 and of Harrah and Reynolds from August 1968 to December 1992.
James A. Rhodes	52
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

Dependence on Marshall T. Reynolds; Control of the Company.

      The Company's operations and prospects are dependent in large part on the continued efforts of Marshall T. Reynolds.  The loss of Mr. Reynolds could have an adverse effect on the Company. In addition, by virtue of Mr. Reynolds' ownership of Company common stock, Mr. Reynolds will continue to significantly influence our operations. As of October 31, 2008, Marshall T. Reynolds and his affiliated entities, including The Harrah and Reynolds Corporation ("Harrah and Reynolds"), held 4,274,127 shares (41.5%) of the common stock of the Company. Sales by Mr. Reynolds of common stock could adversely affect the prevailing market price of the common stock. The Company is unable to estimate the amount of common stock, if any, that may be sold in the future.

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

        Demand for printing services is highly correlated with general economic conditions. A decline in U.S. economic conditions may, therefore, adversely impact our business and results of operations. Because such outcomes are difficult to predict, the industry may experience excess capacity resulting in declines in prices for our services. The overall business climate may also be impacted by foreign wars or domestic or foreign acts of terrorism. Such acts may have sudden and unpredictable adverse impacts on demand for our services.

We may face adverse pricing pressures as a result of operating in a highly-competitive market.

        The markets for our services are highly fragmented and we have a large number of competitors, resulting in a highly-competitive market and increasing the risk of adverse pricing pressures in various circumstances outside of our control, including economic downturns.

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

                We are subject to numerous rules and regulations, including, but not limited to, environmental and health and welfare benefit regulations as well as those associated with being a public company as well as numerous federal, state, and local tax rules and regulations. These rules and regulations and associated interpretations may be changed by local, state or federal governments or agencies. Changes in these regulations may result in a significant increase in our compliance costs. Compliance with changes in rules and regulations could require increases to our workforce, increased cost for services, compensation and benefits, or investments in new or upgraded equipment. In addition, audits and examinations of prior years may result in liabilities and additional financial burdens. The Company will be subject to reporting on internal controls in accordance with Section 404 of The Sarbanes-Oxley Act for auditors attestation for fiscal years ending on or after December 15, 2009. The Company is currently unable to predict the cost or difficulties required to complete such certifications.

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

Competition from alternative forms of media may impair our ability to achieve revenue growth.

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

Changes in economic conditions in the markets we serve may produce volatility in demand for our products and services.

                Our operating results depend on the relative strength of the economy in our principal newspaper market as well as the strength or weakness of national and regional economic factors. Continuing or deepening softness in the U.S. economy could significantly affect key national advertising, automotive advertising, as well as retail and classified employment revenue.

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

        We have a significant amount of indebtedness. At October 31, 2008, we had total indebtedness of $73.5 million under our credit facilities. Our interest expense for the year ended October 31, 2008 was approximately $5.7 million. At October 31, 2008, the borrowings under our credit facility were subject to a floating interest rate of LIBOR plus 275 basis points or the prime rate plus 75 basis points. The borrowings under our credit facility were hedged through the execution of interest rate hedge agreements that convert the floating interest rate component to an effective interest rate of 4.78% plus the applicable LIBOR margin on $25.0 million of these borrowings through October 29, 2010.

Volatility in U.S. credit markets could affect the Company's ability to obtain financing to fund acquisitions, investments, or other significant operating or capital expenditures.

                At the end of 2008, the company had approximately $73.5 million of indebtedness. A tightening of credit availability could restrict the Company's ability to finance significant transactions and also limit its ability to refinance its existing capital structure.

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

ITEM 2 - PROPERTIES

                The Company conducts its operations primarily from twenty-two (22) different physical locations, fifteen (15) of which are leased and seven (7) of which are owned in fee simple by Company subsidiaries. The Company also owns two facilities of which the operations have been consolidated into other Champion facilities. The Company also leases other facilities primarily as sales and customer service locations, these operations and locations are not included as core operating facilities. The Company does not anticipate any issues in regards to the renewal of certain leases when the terms expire. The properties leased and certain of the lease terms are set forth below and may be subject to periodic adjustments based on the consumer price index:

Property	Division Occupying Property	Square Feet	Annual Rental	Expiration Of Term
2450 1st Avenue Huntington, West Virginia (1)	Chapman Printing- Huntington	85,000	$116,400	2013
1945 5th Avenue Huntington, West Virginia (1)	Stationers	37,025	30,000	2013

Property	Division Occupying Property	Square Feet	Annual Rental	Expiration Of Term
615-619 4th Avenue Huntington, West Virginia (1)	Stationers	59,641	21,600	2013
405 Ann Street Parkersburg, West Virginia (1)	Chapman Printing - Parkersburg	36,614	57,600	2013
890 Russell Cave Road Lexington, Kentucky (1)	Chapman Printing - Lexington	20,135	57,600	2013
2800 Lynch Road Evansville, Indiana (1)	Smith & Butterfield	42,375	121,640	2014
1901 Mayview Road Bridgeville, Pennsylvania (1)	Interform Corporation	120,000	293,503	2013
1515 Central Parkway Cincinnati, Ohio (1)	The Merten Company	40,000	107,163	2011
1214 Main Street Wheeling, West Virginia (3)	CBI - Wheeling	22,000	36,000	2009
3000 Washington Street Charleston, West Virginia (2)	Chapman Printing-Charleston	37,710	147,240	2009
951 Point Marion Road Morgantown, West Virginia (1)	Chapman Printing-Charleston	5,850	42,000	2010
120 Hills Plaza Charleston, West Virginia (4)	Champion Output Solutions	22,523	115,992	2011
1539-A River Oaks Road New Orleans, Louisiana (3)	Champion Graphic Communications	3,000	36,000	2009
1639-51 7th Avenue Huntington, West Virginia (1)	The Herald-Dispatch	14,000	39,600	Terminated in 2009
Route 2 Industrial Lane Huntington, West Virginia (1)	The Herald-Dispatch	35,000	84,000	2013

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

 (4)  Lease is gross to the extent it excludes taxes and insurance during the initial lease term. The Company has renewal options through 2024 at various rates and the lease essentially converts to a triple net lease in the renewal period.  The Company has entered into a sublease agreement commencing January 2007, through June 30, 2011, at an annual sublease of $44,370, representing approximately 8,500 square feet.

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

	Fiscal Year 2008		Fiscal Year 2007
	High	Low	High	Low
First quarter	$ 6.30	$ 4.45	$ 8.87	$ 6.45
Second quarter	5.92	4.55	9.99	7.56
Third quarter	5.16	4.25	8.22	6.61
Fourth quarter	5.45	3.07	6.45	5.30

        At the close of business on January 2, 2009, there were 411 shareholders of record of Champion common stock. The shareholders of record are determined by the Company’s transfer agent.

The following table sets forth the quarterly dividends per share declared on Champion common stock.

	Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2007
First quarter	$0.06	$0.06	$0.06
Second quarter	-	0.06	0.06
Third quarter	-	0.06	0.06
Fourth quarter	-	0.06	0.06

ITEM 6 - SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for each of the five years in the period ended October 31, 2008, have been derived from the Audited Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with the Audited Consolidated Financial Statements, related notes, and the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.

	Year Ended October 31,
	2008	2007 (2)	2006 (1)	2005 (1)	2004
	(In thousands, except share and per share data)
OPERATING STATEMENT DATA:
Revenues:
Printing	$102,206	$101,653	$106,414	$98,458	$95,325
Office products and office furniture	41,540	41,449	38,774	36,467	29,077
Newspaper	18,939	2,540	-	-	-
Total revenues	162,685	145,642	145,188	134,925	124,402

Cost of sales & newspaper operating costs:
Printing	72,521	72,769	75,016	70,978	69,746
Office products and office furniture	28,457	28,835	26,778	25,694	20,260
Newspaper cost of sales & operating costs	9,492	1,188	-	-	-
Total cost of sales & newspaper operating costs	110,470	102,792	101,794	96,672	90,006

Gross profit	52,215	42,850	43,394	38,253	34,396
Selling, general and administrative expense	39,529	32,336	34,018	34,797	33,058
Hurricane and relocation costs, net of recoveries	(33)	-	(377)	1,021	-

Income from operations	12,719	10,514	9,753	2,435	1,338

Interest income	66	45	28	18	7
Interest expense	(5,734)	(1,455)	(610)	(610)	(301)
Other income	70	179	32	120	288

Income before income taxes	7,121	9,283	9,203	1,963	1,332

Income tax	(1,099)	(3,203)	(3,729)	(846)	(582)
Net income	$6,022	$6,080	$5,474	$1,117	$750

Earnings per share:
Basic	$0.60	$0.61	$0.56	$0.11	$0.08
Diluted	0.60	0.60	0.55	0.11	0.08

Dividends per share	$0.24	$0.24	$0.20	$0.20	$0.20

Weighted average common shares outstanding:
Basic	9,986,000	9,957,000	9,818,000	9,735,000	9,729,000
Diluted	10,024,000	10,103,000	9,972,000	9,809,000	9,825,000

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

(2)	The revenues associated with the acquisition of The Herald-Dispatch are primarily composed of advertising, circulation and commercial printing revenues. The advertising and circulation revenues are included as a component of the newspaper segment and the commercial printing revenues are recorded as a component of the printing segment. Approximately six weeks of the operations of The Herald-Dispatch are included in the Company's Statement of Operations commencing concurrent with the acquisition in 2007.

	At October 31,
	2008	2007	2006	2005	2004
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents/Negative book cash balances	$(987)	$5,793	$5,487	$3,662	$1,745
Working capital	20,367	25,308	25,955	26,081	26,913
Total assets	141,279	149,212	65,989	61,645	64,150
Long-term debt (net of current portion) (1)	66,332	79,378	4,220	6,761	8,257
Shareholders' equity	51,860	48,727	44,777	40,752	41,551

(1) Includes non-current borrowings under the Company’s credit facilities.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets of the United States of America, east of the Mississippi River. The Company also publishes The Herald-Dispatch daily newspaper in Huntington, West Virginia with a total daily and Sunday circulation of approximately 26,000 and 31,000, respectively. The Company has grown through strategic acquisitions and internal growth. Through such growth, the Company has realized regional economies of scale, operational efficiencies, and exposure of its core products to new markets. The Company has acquired fifteen printing companies, eight office products and office furniture companies, one company with a combined emphasis on both printing and office products and office furniture, a paper distribution division (which was subsequently sold in 2001) and a daily newspaper since its initial public offering on January 28, 1993.

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

During 2008, 2007 and 2006, $854,000, $492,000, and $979,000 of bad debt expense was incurred and the allowance for doubtful accounts was $1,851,000, $1,511,000 and $1,558,000 of October 31, 2008, 2007 and 2006. The actual write-offs for the periods were $514,000, $657,000, and $832,000 during 2008, 2007 and 2006. General economic conditions and specific geographic and customer concerns are major factors that may affect the adequacy of the allowance and may result in a change in the annual bad debt expense.

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

	Year Ended October 31,
	($ In thousands)
	2008		2007		2006
Revenues:
Printing	$102,206	62.8%	$101,653	69.8%	$106,414	73.3%
Office products and office furniture	41,540	25.5	41,449	28.5	38,774	26.7
Newspaper	18,939	11.7	2,540	1.7	-	0.0
Total revenues	162,685	100.0	145,642	100.0	145,188	100.0
Cost of sales & newspaper operating costs:
Printing	72,521	44.6	72,769	50.0	75,016	51.7
Office products and office furniture	28,457	17.5	28,835	19.8	26,778	18.4
Newspaper cost of sales & operating costs	9,492	5.8	1,188	0.8	-	0.0
Total cost of sales and newspaper operating costs	110,470	67.9	102,792	70.6	101,794	70.1
Gross profit	52,215	32.1	42,850	29.4	43,394	29.9
Selling, general and administrative
expenses	39,529	24.3	32,336	22.2	34,018	23.5
Hurricane and relocation costs, net of recoveries	(33)	-0.0	-	0.0	(377)	-0.3
Income from operations	12,719	7.8	10,514	7.2	9,753	6.7
Other income (expense):
Interest income	66	0.0	45	0.0	28	0.0
Interest expense	(5,734)	-3.5	(1,455)	-1.0	(610)	-0.4
Other income	70	0.1	179	0.2	32	0.0
Income before income taxes	7,121	4.4	9,283	6.4	9,203	6.3
Income tax expense	(1,099)	-0.7	(3,203)	-2.2	(3,729)	-2.5
Net income	$6,022	3.7%	$6,080	4.2%	$5,474	3.8%

Year Ended October 31, 2008 Compared to Year Ended October 31, 2007

Revenues

Consolidated net revenues were $162.7 million for the year ended October 31, 2008 compared to $145.6 million in the prior fiscal year. This change represents an increase in revenues of approximately $17.0 million, or 11.7%. Printing revenues increased by $0.6 million or 0.5% from $101.7 million in 2007 to $102.2 million in 2008. The increase in printing sales was primarily due to incremental printing sales associated with the acquisition of The Herald-Dispatch. Office products and office furniture revenue increased from $41.4 million in 2007 to $41.5 million in 2008. The increase in revenues for the office products and office furniture segment was primarily attributable to continued strong office furniture sales, partially offset by a reduction in office supply and data sales. In 2008, newspaper revenues were composed of approximately $14.7 million in advertising revenue and $4.2 million in circulation revenue. During the approximately 6 week period of 2007 in which the Company owned The Herald-Dispatch, the newspaper revenues were composed of approximately $2.0 million in advertising revenue and $0.6 million in circulation revenues.

Cost of Sales

Total cost of sales for the year ended October 31, 2008 totaled $110.5 million compared to $102.8 million in the previous year. This change represented an increase of $7.7 million or 7.5% in cost of sales. Printing cost of sales decreased $248,000, to $72.5 million in 2008 compared to $72.8 million in 2007. Printing cost of sales were lower due to improved printing gross margins. Printing cost of sales as a percentage of printing sales decreased to 71.0% as a percent of printing sales in 2008 from 71.6% in 2007. This decrease was primarily the result of improved material and absorption overhead partially offset by higher labor costs as a percent of printing sales. Office products and office furniture cost of sales decreased $377,000 to $28.5 million in 2008 from $28.8 million in 2007. The decrease in office products and office furniture cost of sales is attributable to improved gross margins in the office supply and office furniture categories. The decrease in office products and office furniture cost of sales as a percent of office products and office furniture sales is primarily reflective of lower furniture and office products costs as a percent of furniture and office products sales. The increase in newspaper cost of sales and operating costs is reflective of a full year operation for The Herald-Dispatch in 2008 compared to six weeks in 2007.

Operating Expenses and Income

Selling, general and administrative (S,G&A) expenses increased $7.2 million to $39.5 million in 2008 from $32.3 million in 2007. S,G&A as a percentage of net sales represented 24.3% of net sales in 2008 compared with 22.2% of net sales in 2007. This increase in selling, general and administrative costs is primarily due to higher selling, general and administrative expenses from a full year of operations for the The Herald-Dispatch in 2008 compared to six weeks in 2007.

Other Income (Expense)

Other expense increased approximately $4,367,000 from $1,231,000 in 2007 to $5,598,000 in 2008. This was primarily due to an increase in interest expense of $4.3 million from $1,455,000 in 2007 to $5,734,000 in 2008. The increase in interest expense was attributed to the acquisition of The Herald-Dispatch which was completed on September 14, 2007.

Income Taxes

Income taxes as a percentage of income before taxes were 15.4% in 2008 compared with 34.5% in 2007. The decrease in income taxes as a percentage of income before taxes is primarily related to amortization expense deductions recorded as a permanent difference due to the acquisition of The Herald-Dispatch.

The effective income tax rate in 2008 and 2007 approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

For reasons set forth above, net income for 2008 decreased approximately $60,000 to $6.0 million, or $0.60 per share on a basic and a diluted basis, from net income of $6.1 million for 2007, or $0.61 per share on a basic basis and $0.60 on a diluted basis.

Year Ended October 31, 2007 Compared to Year Ended October 31, 2006

Revenues

Consolidated net revenues were $145.6 million for the year ended October 31, 2007 compared to $145.2 million in the prior fiscal year. This change represents an increase in revenues of approximately $0.5 million, or 0.3%. Printing revenues decreased by $4.8 million or 4.5% from $106.4 million in 2006 to $101.7 million in 2007. The decrease in printing sales was primarily due to sales declines in several of our commercial plants that primarily operate in the sheetfed arena. Office products and office furniture revenue increased $2.7 million or 6.9% from $38.8 million in 2006 to $41.4 million in 2007. The increase in revenues for the office products and office furniture segment was primarily attributable to robust office furniture sales in 2007 compared to 2006, as well as slight increases in office products sales. During the period in which the Company owned The Herald-Dispatch, approximately six weeks, the newspapers revenues were composed of approximately $2.0 million in advertising revenue and $0.6 million in circulation revenues.

Cost of Sales

Total cost of sales for the year ended October 31, 2007 totaled $102.8 million compared to $101.8 million in the previous year. This change represented an increase of $1.0 million or 1.0% in cost of sales. Printing cost of sales decreased $2.2 million, or 3.0% to $72.8 million in 2007 compared to $75.0 million in 2006. Printing cost of sales was higher due to an overall decrease in printing sales. Printing cost of sales as a percentage of printing sales increased to 71.6% as a percent of printing sales in 2007 from 70.5% in 2006. This increase was primarily  the result of higher payroll costs as a percent of sales. Office products and office furniture cost of sales increased $2.1 million to $28.8 million in 2007 from $26.8 million in 2006. The increase in office products and office furniture cost of sales is attributable to an increase in office products and office furniture sales. The increase in office products and office furniture cost of sales as a percent of office products and office furniture sales is primarily reflective of higher furniture costs as a percent of furniture sales.

Operating Expenses and Income

Selling, general and administrative (S,G&A) expenses decreased $1.7 million to $32.3 million in 2007 from $34.0 million in 2006. S,G&A as a percentage of net sales represented 22.2% of net sales in 2007 compared with 23.5% of net sales in 2006. This decrease in selling, general, and administrative costs is due to reductions in payroll, lower selling related expense and a decrease in bad debt expense, as well as reductions in several other S,G&A line items partially offset by additional expenses from the acquisition of The Herald-Dispatch.

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

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2008, the Company had $(1.0) million negative book cash balance, a net decrease in cash and cash equivalents of $6.8 million from the prior year. Working capital as of October 31, 2008 was $20.4 million, a 19.5% decrease from $25.3 million at October 31, 2007.

The Company had historically used cash generated from operating activities and debt to finance capital expenditures and the cash portion of the purchase price of acquisitions. Management plans to continue making significant investments in equipment and to seek appropriate acquisition candidates. However, to fund the Company's continued expansion of operations, additional financing may be necessary. The Company has two available lines of credit totaling up to $31.0 million, of which $30.0 million is subject to borrowing base limitations (See Note 3 of the Consolidated Financial Statements). For the foreseeable future including through Fiscal 2009, management believes it can fund operations, meet debt service requirements and make the planned capital expenditures based on the available cash and cash equivalents, cash flow from operations and lines of credit.

Additionally, the Company has minimal amounts of future contracted obligations (See Note 3 and Note 6 of the Consolidated Financial Statements). The Company is not a guarantor of indebtedness of others. The Company’s off balance sheet arrangements at October 31, 2008 relate to the Syscan acquisition and are associated with a put option from Williams Land Corporation to sell a building to the Company for $1.5 million. This option may be exercised no later than 60 days prior to the end of the lease and closing of said purchase cannot exceed 45 days from the end of the lease.

      The Company had borrowed under its $30.0 million line of credit approximately $9.1 million at October 31, 2008 which encompassed refinancing of existing indebtedness prior to The Herald-Dispatch acquisition and to partially fund the purchase of The Herald-Dispatch. Pursuant to the borrowing base calculation the Company had $9.1 million in additional availability under its $30.0 million revolving credit line. In January 2009, the Company renewed its $1.0 million unsecured line of credit with a bank.

        As of October 31, 2008, the Company had contractual obligations in the form of leases and debt as follows:

Payments Due by Fiscal Year
Contractual Obligations	2009	2010	2011	2012	2013	Residual	Total

Non-cancelable operating leases	$1,319,849	$1,095,075	$940,785	$782,343	$695,884	$121,640	$4,955,576

Revolving line of credit	-	-	-	9,125,496	-	-	9,125,496

Term debt	7,118,543	5,055,960	5,062,313	5,068,927	42,019,107	-	64,324,850

	$8,438,392	$6,151,035	$6,003,098	$14,976,766	$42,714,991	$121,640	$78,405,922

The Company is required to make certain mandatory payments on its credit facilities related to (1) net proceeds received from a loss subject to applicable thresholds, (2) equity proceeds and (3) effective January 31, 2009, the Company is required to prepay its credit facilities by 75% of excess cash flow for its most recently completed fiscal year. The excess cash flow for purposes of this calculation is defined as the difference (if any) between (a) EBITDA for such period and (b) federal, state and local income taxes paid in cash during such period plus capital expenditures during such period not financed with indebtedness plus interest expense paid in cash during such period plus the aggregate amount of scheduled payments made by the Borrower and its Subsidiaries during such period in respect of all principal on all indebtedness (whether at maturity, as a result of mandatory sinking fund redemption, or otherwise), plus restricted payments paid in cash by the Borrower during such period in compliance with the credit agreement. The Company's prepayment obligation due January 31, 2009 is approximately $2.0 million.

                The Company converted an operating lease to an equipment purchase in December 2008. As a result of this conversion no lease commitments pertaining to this equipment are reflected in the contractual obligations schedule above. The Company paid $260,000 of an approximate aggregate commitment of $650,000 for this equipment in December 2008.

Cash Flows from Operating Activities

Cash flows from operating activities for the years ended October 31, 2008, 2007 and 2006 were $10.3 million, $8.7 million, and $10.2 million. The increase in cash flows from operating activities for fiscal 2008 compared to 2007 was primarily associated with higher depreciation and amortization, deferred financing costs, deferred income taxes and bad debt expense. The decrease in cash flows from operating activities for the fiscal year 2007 compared to 2006 was primarily reflective of cash paid for taxes of which a refund has been recorded in 2007 and a liability was recorded in 2006, primarily due to the timing of tax payments and a cash payment under a deferred compensation plan. These items were partially offset by additional cash generated by changes in the remaining assets and liabilities and an increase in net income.

Cash Flows from Investing Activities

Cash used in investing activities was ($3.8) million, ($4.1) million, and ($3.0) million for the years ended October 31, 2008, 2007 and 2006. Cash flows used in investing activities were down approximately $300,000 in 2008 from 2007. The cash used in investing activities in 2008 was primarily related to capital expenditures and a working capital adjustment payment associated with the acquisition of The Herald-Dispatch. Cash flows used in investing activities increased in 2007 compared to 2006 primarily due to the contingent earn-out paid for the acquisition of Syscan, higher capital expenditures, partially offset by cash net of certain acquisition related expenditures for The Herald-Dispatch.

Cash Flows from Financing Activities

Net cash flows used in financing activities for the years ended October 31, 2008, 2007 and 2006 were ($12.3) million, ($4.2) million, and ($5.4) million. The increase in cash used in financing activities was primarily associated with payments made on the Company's outstanding indebtedness associated with its revolving credit facility. The $4.2 million utilized for financing activities in 2007 was primarily reflective of net payments on debt, dividends and financing costs paid, partially offset by stock option proceeds.  During 2006, the Company reduced net borrowings by approximately $2.6 million and, after adjusting for non-cash investing and financing activities, reduced net borrowings by $3.9 million. This, coupled with dividend payments of $2.0 million, partially offset by stock option proceeds, was reflective of net cash used in financing activities during 2006. Dividends paid in 2008, 2007, and 2006 were $2.4 million, $2.4 million, and $2.0 million.

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

                  The United States economy has been in a recession since December 2007, according to the National Bureau of Economic Research, and it is widely believed that certain elements of the economy, such as housing, were in decline before that time. The duration and depth of an economic recession in markets in which the Company operates may further reduce its future advertising and circulation revenue, operating results and cash flows.

NEWLY ISSUED ACCOUNTING STANDARDS

SFAS NO. 157

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods, as it relates to financial assets and liabilities that are carried at fair value. SFAS No. 157 requires certain tabular disclosures related to results of applying SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142, "Goodwill and Other Intangible Assets". On November 14, 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. Based on the assets and liabilities on our balance sheet as of October 31, 2008, we do not expect the adoption of SFAS No. 157 to have a material impact on our results of operations, financial position or cash flows.

SFAS NO. 159

                In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items at fair value that are not currently required to be measured. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Based on the assets and liabilities on our balance sheet as of October 31, 2008, we do not expect the adoption of SFAS No. 159 to have any impact on our results of operations, financial position or cash flows.

SFAS NO. 141 (R)

                  During December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations". SFAS No. 141 (R) is effective for fiscal years beginning December 15, 2008. Earlier application is prohibited. Assets and liabilities that arose from business combinations which occurred prior to the adoption of FASB No. 141 (R) should not be adjusted upon the adoption of SFAS No. 141 (R). SFAS No. 141 (R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the business combination; establishes the acquisition date as the measurement date to determine the fair value of all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

                   As it relates to recognizing all (and only) the assets acquired and liabilities assumed in a business combination, costs an acquirer expects but it not obligated to incur in the future to exit an activity of an acquiree or to terminate or relocate an acquiree's employees are not liabilities at the acquisition date but must be expensed in accordance with other applicable generally accepted accounting principles. Additionally, during the measurement period, which should not exceed one year from the acquisition date, any adjustments that are needed to assets acquired and liabilities assumed to reflect new information obtained about facts and circumstances that existed as of that date will be adjusted retrospectively.

The acquirer will be required to expense all acquisition- related costs in the periods such costs are incurred other than costs to issue debt or equity securities. SFAS No. 141 (R) will have no impact on our results of operations, financial position or cash flows at the date of adoption, but it could have a material impact on our results of operations, financial position or cash flows in the future when it is applied to acquisitions which occur in the fiscal year beginning November 1, 2009.

FSP FAS 142-3

                   In April 2008, the FASB issued staff position FSP FAS 142-3 (FSP 142-3), "Determination of the Useful Life of Intangible Assets". FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R) and other U.S. generally accepted accounting principles (GAAP). FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, we will adopt FSP 142-3 on November 1, 2009. We do not expect FSP 142-3 to have an impact on our results of operations, financial position or cash flows at the date of adoption, but it could have a material impact on our results of operations, financial position or cash flows in future periods.

SFAS NO. 161

                    In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative instruments and Hedging Activities - an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SPAS 161 to have a material impact on its consolidated financial statements.

SFAS NO. 162

                     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

FSP FAS 157-2

                     In February 2008, the FASB issued FASB Staff Position FSP FAS No. 157-2 (FSP 157-2), “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP FAS 157-2 delays the effective date of SFAS 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. Examples of items to which the deferral would and would not apply are listed in the FSP. The Company does not expect the implementation of FSP 157-2 to have a material impact on its consolidated financial statements.

FSP FAS 157-3

                       In October 2008, the FASB issued FSP FAS 157-3 (FSP 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Board of Directors selects the independent accountants for the Company each year. On April 16, 2007, the Company dismissed BKD, LLP and engaged the firm of Arnett and Foster, PLLC as its independent accountants for the fiscal year ended October 31, 2007. During the Company's two most recent fiscal years and through the date of discharge of BKD, LLP, there were no disagreements with BKD, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of BKD, LLP would have caused BKD, LLP to make reference to the matter in its report. The reports of BKD, LLP on the Company's financial statements for the fiscal year ended October 31, 2006, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Company requested BKD, LLP to furnish to the Company a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. Such letter, received by the Company on April 18, 2007, was filed as an exhibit to Form 8-K by the Company with the Securities and Exchange Commission on April 20, 2007. The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Company and ratified by the Board of Directors.

ITEM 9A(T) - CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

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

b) Management's Report on Internal Control over Financial Reporting

                 Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

                 (1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

                 (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

                 (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

                  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                   Management has used the framework set forth in the report entitled "Internal Control - Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company's internal control over financial reporting. Management has concluded that the Company's internal control over financial reporting was effective as of the end of the most recent fiscal year.

           There were no changes in internal controls over financial reporting during the fourth fiscal quarter that have materially affected or are reasonably likely to materially affect the company's internal controls over financial reporting.

            This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

/s/	Marshall T. Reynolds
Marshall T. Reynolds
Chairman and Chief Executive Officer

/s/	Toney K. Adkins
Toney K. Adkins
President and Chief Operating Executive

/s/	Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer

PART III

ITEM 10 - DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to the directors and corporate governance of the Company is contained under the captions “Elections of Directors”, “Meetings, Committees and Attendance”, “Section 16a Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement, expected to be dated February 13, 2009, with respect to the Annual Meeting of Shareholders to be held on March 16, 2009, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference. Certain information concerning executive officers of the Company appear in “EXECUTIVE OFFICERS OF CHAMPION” at Part I of this report.

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this Item is contained under the captions "Executive Compensation" including "Compensation Discussion and Analysis", "Compensation Committee Report", "Summary Compensation Table", "Outstanding Equity Awards at Fiscal Year-End" and "Director Compensation" in the Company’s definitive Proxy Statement, expected to be dated February 13, 2009, with respect to the Annual Meeting of Shareholders to be held on March 16, 2009, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item is contained under the captions “Equity Compensation Plan Information” and “Ownership of Shares” in the Company’s definitive Proxy Statement, expected to be dated February 13, 2009, with respect to the Annual Meeting of Shareholders to be held on March 16, 2009, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item is contained under the captions “Transactions with Directors, Officers and Principal Shareholders” and "Meetings, Committees and Attendance" in the Company’s definitive Proxy Statement, expected to be dated February 13, 2009, with respect to the Annual Meeting of Shareholders to be held on March 16, 2009, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

                 The information called for by this Item is contained under the caption “Independent Auditors” in the Company’s definitive Proxy Statement, expected to be dated February 13, 2009, with respect to the Annual Meeting of Shareholders to be held on March 16, 2009, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

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

(3)	3.1	Articles of Incorporation	Filed as Exhibit 3.1 to Form 10-Q dated June 16, 1997, filed on June 16, 1997, incorporated herein by reference.

	3.2	Bylaws	Filed as Exhibit 3.2 to Form 10-K dated January 21, 2008, filed on January 25, 2008, incorporated herein by reference.

(4)		Instruments defining the rights of security holders, including debentures.	See Exhibit 3.1 above.

(10)		Material Contracts
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

$267,013 master loan agreement between Champion Industries, Inc. and US Bancorp Equipment Finance dated as of May 30, 2007, filed as Exhibit 10.1 to Form 10-Q dated September 10, 2007 filed September 11, 2007, is incorporated herein by reference.

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

$767,852 term loan between Champion Industries, Inc. and First Bank of Charleston, Inc. dated April 22, 2008, filed as Exhibit 10.1 to Form 8-K dated April 25, 2008 filed April 25, 2008, is incorporated herein by reference.

(10.1)		Agreement of lease dated November 1, 2008 between ADJ Corporation and Champion Publishing, Inc. regarding 100 Industrial Lane Property, Huntington, West Virginia. Page Exhibit (10.1) - p1

(10.2)		$1,000,000 revolving line of credit between Stationers, Inc. and First Sentry Bank dated as of January 13, 2009. Page Exhibit (10.2) - p1

(14)	Code of Ethics
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

(c)  Financial Statement Schedules - Filed as separate section on page F-42.

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

Date: January 19, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.
SIGNATURE AND TITLE	DATE

/s/ Louis J. Akers	January 19, 2009
Louis J. Akers, Director

/s/ Philip E. Cline	January 19, 2009
Philip E. Cline, Director

/s/ Harley F. Mooney, Jr.	January 19, 2009
Harley F. Mooney, Jr., Director

/s/ A. Michael Perry	January 19, 2009
A. Michael Perry, Director

/s/ Marshall T. Reynolds	January 19, 2009
Marshall T. Reynolds, Director

/s/ Neal W. Scaggs	January 19, 2009
Neal W. Scaggs, Director

/s/ Glenn W. Wilcox, Sr.	January 19, 2009
Glenn W. Wilcox, Sr., Director

Champion Industries, Inc.

Audited Consolidated Financial Statements and Schedule

October 31, 2008

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
Champion Industries, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Champion Industries, Inc. and Subsidiaries (the “Company”) as of October 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended October 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at October 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management's assessment of the effectiveness of Champion Industries, Inc.'s internal control over financial reporting as of October 31, 2008, included in the accompanying Management's Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Arnett & Foster, PLLC

Charleston, West Virginia
January 19, 2009

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
Champion Industries, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheet of Champion Industries, Inc. and Subsidiaries (the “Company”) as of October 31, 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended October 31, 2006. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at October 31, 2006, and the results of its operations and its cash flows for the year ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ BKD, LLP

Evansville, Indiana
December 15, 2006

Champion Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	October 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$-	$5,793,120
Accounts receivable, net of allowance of $1,851,000 and $1,511,000	23,888,688	23,239,103
Inventories	12,014,118	11,504,847
Income tax refund	711,096	632,439
Other current assets	833,066	882,535
Deferred income tax assets	1,130,742	969,664
Total current assets	38,577,710	43,021,708

Property and equipment, at cost:
Land	2,120,689	2,120,689
Buildings and improvements	12,110,480	12,262,229
Machinery and equipment	55,407,620	55,763,920
Furniture and fixtures	4,089,466	4,088,761
Vehicles	3,144,682	3,185,555
	76,872,937	77,421,154
Less accumulated depreciation	(49,764,709)	(48,164,640)
	27,108,228	29,256,514

Cash surrender value of officers’ life insurance	874,397	834,106
Goodwill	38,894,778	38,853,657
Deferred financing costs	1,508,669	1,818,140
Other intangibles, net of accumulated amortization	15,730,841	16,779,241
Trademark and masthead	18,515,316	18,515,316
Other assets	68,906	132,909
	75,592,907	76,933,369
Total assets	$141,278,845	$149,211,591

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	October 31,
	2008	2007
Liabilities and shareholders’ equity
Current liabilities:
Negative book cash balances	$986,704	$-
Accounts payable	4,844,725	5,491,189
Accrued payroll and commissions	2,726,911	2,460,287
Taxes accrued and withheld	987,385	1,294,125
Accrued expenses	1,546,055	3,433,971
Current portion of long-term debt:
Notes payable	7,118,543	5,033,637
Total current liabilities	18,210,323	17,713,209

Long-term debt, net of current portion:
Line of credit	9,125,496	15,540,496
Notes payable	57,206,307	63,837,402
Deferred income tax liabilities	3,937,658	3,382,447
Other liabilities	939,006	10,950
Total liabilities	89,418,790	100,484,504

Commitments and contingencies-See Note

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized;
9,987,913 and 9,968,913 shares issued
and outstanding	9,987,913	9,968,913
Additional paid-in capital	22,768,610	22,733,300
Retained earnings	19,661,445	16,036,224
Other comprehensive loss	(557,913)	(11,350)
Total shareholders’ equity	51,860,055	48,727,087
Total liabilities and shareholders’ equity	$141,278,845	$149,211,591

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended October 31,
	2008	2007	2006
Revenues:
Printing	$102,206,098	$101,652,835	$106,413,663
Office products and office furniture	41,540,114	41,448,642	38,774,213
Newspaper	18,939,250	2,540,377	-
Total revenues	162,685,462	145,641,854	145,187,876

Cost of sales & newspaper operating costs:
Printing	72,521,154	72,769,486	75,015,978
Office products and office furniture	28,457,142	28,834,642	26,777,539
Newspaper cost of sales & operating costs	9,492,591	1,187,444	-
Total cost of sales & newspaper operating costs	110,470,887	102,791,572	101,793,517

Gross profit	52,214,575	42,850,282	43,394,359

Selling, general and administrative expenses	39,528,551	32,335,593	34,018,288

Hurricane and relocation costs, net of recoveries	(33,411)	-	(377,276)
Income from operations	12,719,435	10,514,689	9,753,347

Other income (expense):
Interest income	65,657	45,021	28,251
Interest expense	(5,733,677)	(1,455,470)	(609,881)
Other	69,602	179,126	31,694
	(5,598,418)	(1,231,323)	(549,936)
Income before income taxes	7,121,017	9,283,366	9,203,411
Income tax expense	(1,098,933)	(3,203,226)	(3,729,563)
Net income	$6,022,084	$6,080,140	$5,473,848

Earnings per share:
Basic	$0.60	$0.61	$0.56
Diluted	0.60	0.60	0.55

Dividends paid per share	0.24	0.24	0.20

Weighted average shares outstanding:
Basic	9,986,000	9,957,000	9,818,000
Diluted	10,024,000	10,103,000	9,972,000

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total

Balance, October 31, 2005	9,745,913	$9,745,913	$22,297,670	$8,708,638	$-	$40,752,221

Net income for 2006	-	-	-	5,473,848	-	5,473,848
Dividends ($0.20 per share)	-	-	-	(1,965,334)	-	(1,965,334)
Stock options exercised	177,000	177,000	338,950	-	-	515,950

Balance, October 31, 2006	9,922,913	9,922,913	22,636,620	12,217,152	-	44,776,685

Net income for 2007	-	-	-	6,080,140	-	6,080,140
Other comprehensive loss (net of tax)	-	-	-	-	(11,350)	(11,350)
Total comprehensive income	-	-	-	6,080,140	(11,350)	6,068,790
Dividends ($0.24 per share)	-	-	-	(2,389,417)	-	(2,389,417)
Stock options exercised	46,000	46,000	96,680	-	-	142,680
Cumulative effect of adjustment resulting from adoption of SAB 108, net of tax	-	-	-	128,349	-	128,349

Balance, October 31, 2007	9,968,913	9,968,913	22,733,300	16,036,224	(11,350)	48,727,087

Net income for 2008	-	-	-	6,022,084	-	6,022,084
Other comprehensive loss (net of tax)	-	-	-	-	(546,563)	(546,563)
Total comprehensive income	-	-	-	6,022,084	(546,563)	5,475,521

Dividends ($0.24 per share)	-	-	-	(2,396,863)	-	(2,396,863)
Stock options exercised	19,000	19,000	35,310	-	-	54,310

Balance, October 31, 2008	9,987,913	$9,987,913	$22,768,610	$19,661,445	$(557,913)	$51,860,055

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Year Ended October 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$6,022,084	$6,080,140	$5,473,848
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,384,509	3,992,640	4,158,748
Loss on sale of assets	4,552	49,758	4,409
Deferred income taxes	766,076	(15,194)	(388,431)
Deferred compensation	-	-	3,574
Deferred financing costs or compensation	309,471	-	-
Bad debt expense	854,283	491,934	979,089
Hurricane related recoveries	-	-	(377,276)
Changes in assets and liabilities:
Accounts receivable	(1,503,868)	(927,958)	(2,239,782)
Inventories	(509,271)	4,232	(101,037)
Other current assets	49,469	(166,758)	10,832
Accounts payable	(635,114)	959,552	1,533,189
Accrued payroll and commissions	266,624	298,569	455,799
Taxes accrued and withheld	(306,740)	(132,206)	287,435
Accrued income taxes	(78,657)	(1,825,842)	426,074
Accrued expenses	(271,800)	248,251	(62,158)
Other liabilities	(1,800)	(377,434)	(4,120)
Net cash provided by operating activities	10,349,818	8,679,684	10,160,193
Cash flows from investing activities:
Purchase of property and equipment	(2,373,122)	(3,530,050)	(2,951,610)
Proceeds from sale of fixed assets	192,749	146,857	135,846
Businesses acquired, net of cash received	(1,657,239)	(1,214,283)	-
Goodwill and other intangible additions	-	(45,811)	-
Change in other assets	52,003	127,657	(52,362)
Cash surrender value proceeds	-	291,836	-
(Increase) decrease in cash surrender value	(40,291)	76,754	(85,212)
Net cash used in investing activities	(3,825,900)	(4,147,040)	(2,953,338)
Cash flows from financing activities:
Borrowings on line of credit	-	12,101,000	10,884,000
Payments on line of credit	(6,415,000)	(12,101,000)	(12,496,000)
Increase in negative book cash balances	986,704	-	-
Proceeds from long-term debt	767,852	2,654,254	1,091,843
Principal payments on long-term debt	(5,314,041)	(4,313,471)	(3,412,359)
Financing costs paid	-	(320,147)	-
Proceeds from exercise of stock options	54,310	142,680	515,950
Dividends paid	(2,396,863)	(2,389,417)	(1,965,334)
Net cash used in financing activities	(12,317,038)	(4,226,101)	(5,381,900)
Net (decrease) increase in cash and cash equivalents	(5,793,120)	306,543	1,824,955
Cash and cash equivalents at beginning of year	5,793,120	5,486,577	3,661,622
Cash and cash equivalents at end of year	$-	$5,793,120	$5,486,577
See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Champion is a commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets in the United States of America, east of the Mississippi. Champion also publishes The Herald-Dispatch daily newspaper in Huntington, WV with a total daily and Sunday circulation of approximately 26,000 and 31,000, respectively.

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

Principles of Consolidation

The accompanying consolidated financial statements of Champion Industries, Inc. and Subsidiaries (the “Company”) include the accounts of The Chapman Printing Company, Inc., Bourque Printing, Inc., Dallas Printing Company, Inc., Stationers, Inc., Carolina Cut Sheets, Inc., U.S. Tag & Ticket, Donihe Graphics, Inc., Smith and Butterfield Co., Inc., The Merten Company, Interform Corporation, Blue Ridge Printing Co., Inc., CHMP Leasing, Inc., Rose City Press, Capitol Business Equipment, Inc., Thompson’s of Morgantown, Inc., Independent Printing Service, Inc., Diez Business Machines, Transdata Systems, Inc., Syscan Corporation and Champion Publishing, Inc.

Significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash on deposit with banks and repurchase agreements for government securities, all highly liquid investments with an original maturity of three months or less. At October 31, 2008 and 2007, the Company held overnight repurchase agreements for $30,000 and $1,021,000 of Eurodollar Sweep Investments with stated interest rates of 1.22% and 3.97%, respectively. The Company's cash deposits in excess of federally insured amounts are primarily maintained at a large well-known financial institution.

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

During 2008, 2007 and 2006, $854,000, $492,000, and $979,000 of bad debt expense was incurred and the allowance for doubtful accounts was $1,851,000, $1,511,000, and $1,558,000 as of October 31, 2008, 2007 and 2006. The actual write-offs for the periods were $514,000, $657,000, and $832,000 during 2008, 2007 and 2006. The actual write-offs occur when it is determined an account will not be collected. General economic conditions and specific geographic and customer concerns are major factors that may affect the adequacy of the allowance and may result in a change in the annual bad debt expense.

No individual customer represented greater than 3.0% and 6.0% of the gross outstanding accounts receivable at October 31, 2008 and 2007. The Company’s ten largest accounts receivable balances represented 18.1% and 17.6% of gross outstanding accounts receivable at October 31, 2008 and 2007.

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

        Major renewals, betterments and replacements are capitalized while maintenance and repair costs are charged to operations as incurred. Upon the sale or disposition of assets, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in income. Depreciation expense approximated $4,324,000, $3,538,000, and $3,786,000 for the years ended October 31, 2008, 2007 and 2006.

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

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expense for the years ended October 31, 2008, 2007 and 2006 approximated $963,000, $587,000, and $647,000.

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options using the treasury stock method. The effect of dilutive stock options increased weighted average shares outstanding by 38,000, 146,000 and 154,000 for the years ended October 31, 2008, 2007 and 2006.

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Revenue Recognition

Revenues are recognized when products are shipped or ownership is transferred and when services are rendered to customers. The Company acts as a principal party in sales transactions, assumes title to products and assumes the risks and rewards of ownership including risk of loss for collection, delivery or returns. The Company typically recognizes revenue for the majority of its products upon shipment to the customer and transfer of title. Under agreements with certain customers, custom forms may be stored by the Company for future delivery. In these situations, the Company may receive a logistics and warehouse management fee for the services provided. In these cases, delivery and bill schedules are outlined with the customer and product revenue is recognized when manufacturing is complete and the product is received into the warehouse, title transfers to the customer, the order is invoiced and there is reasonable assurance of collectability. Since the majority of products are customized, product returns are not significant. Therefore, the Company records sales on a gross basis. Shipping and handling costs are recorded as a component of cost of sales.  Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on websites. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognized are recorded as deferred revenue. The deferred revenue associated with The Herald-Dispatch approximated $684,000 and $424,000 at October 31, 2008 and 2007.

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” (SFAS 123R). This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard was interim and annual periods beginning after June 15, 2005. On April 14, 2005, the United States Securities and Exchange Commission amended the effective date of this standard to the beginning of a company’s fiscal year that begins after June 15, 2005. Therefore, the effective date of this standard for the Company was November 1, 2005. Since the Company’s employee stock options vest immediately in the year granted, the initial adoption of this standard did not have any effect on the Company’s financial statements. However, the Company will be required to expense the value of the employee stock options when future options are granted.  There were no stock option grants in 2008, 2007 or 2006.

Before the adoption of SFAS 123R, the Company had elected to follow the intrinsic value method in accounting for its employee stock options. Accordingly, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Historically, the fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions regarding risk-free interest rates; dividend yields; volatility factors of the expected market price of the Company's common stock; and a weighted-average expected life of the option of 4 years.

The following pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options was expensed in the year granted since the options vested immediately. The Company's pro forma information for the years ended October 31 are as follows:

	Year Ended October 31,
	2008 (1)	2007 (1)	2006 (1)

Net income as reported	$6,022,084	$6,080,140	$5,473,848
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	-	-	-
Pro forma net income	$6,022,084	$6,080,140	$5,473,848
Earnings per share:
Basic, as reported	$0.60	$0.61	$0.56
Basic, pro forma	$0.60	$0.61	$0.56

Diluted, as reported	$0.60	$0.60	$0.55
Diluted, pro forma	$0.60	$0.60	$0.55

(1) Not applicable, since the Company adopted SFAS 123R on November 1, 2005 and there were no stock options granted during 2006, 2007 and 2008.

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

SFAS NO. 157

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal periods, as it relates to financial assets and liabilities that are carried at fair value. SFAS No. 157 requires certain tabular disclosures related to results of applying SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142, "Goodwill and Other Intangible Assets". On November 14, 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. Based on the assets and liabilities on our balance sheet as of October 31, 2008, we do not expect the adoption of SFAS No. 157 to have a material impact on our results of operations, financial position or cash flows.

SFAS NO. 159

                 In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items at fair value that are not currently required to be measured. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Based on the assets and liabilities on our balance sheet as of October 31, 2008, we do not expect the adoption of SFAS No. 159 to have any impact on our results of operations, financial position or cash flows.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
SFAS NO. 141 (R)

                  During December 2007, the FASB issued SFAS No. 141 (R), "Business Combinations". SFAS No. 141 (R) is effective for fiscal years beginning December 15, 2008. Earlier application is prohibited. Assets and liabilities that arose from business combinations which occurred prior to the adoption of FASB No. 141 (R) should not be adjusted upon the adoption of SFAS No. 141 (R). SFAS No. 141 (R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the business combination; establishes the acquisition date as the measurement date to determine the fair value of all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

                   As it relates to recognizing all (and only) the assets acquired and liabilities assumed in a business combination, costs an acquirer expects but it not obligated to incur in the future to exit an activity of an acquiree or to terminate or relocate an acquiree's employees are not liabilities at the acquisition date but must be expensed in accordance with other applicable generally accepted accounting principles. Additionally, during the measurement period, which should not exceed one year from the acquisition date, any adjustments that are needed to assets acquired and liabilities assumed to reflect new information obtained about facts and circumstances that existed as of that date will be adjusted retrospectively. The acquirer will be required to expense all acquisition- related costs in the periods such costs are incurred other than costs to issue debt or equity securities. SFAS No. 141 (R) will have no impact on our results of operations, financial position or cash flows at the date of adoption, but it could have a material impact on our results of operations, financial position or cash flows in the future when it is applied to acquisitions which occur in the fiscal year beginning November 1, 2009.

FSP FAS 142-3

                   In April 2008, the FASB issued staff position FSP FAS 142-3 (FSP 142-3), "Determination of the Useful Life of Intangible Assets". FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R) and other U.S. generally accepted accounting principles (GAAP). FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, we will adopt FSP 142-3 on November 1, 2009. We do not expect FSP 142-3 to have an impact on our results of operations, financial position or cash flows at the date of adoption, but it could have a material impact on our results of operations, financial position or cash flows in future periods.

SFAS NO. 161

                    In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative instruments and Hedging Activities - an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SPAS 161 to have a material impact on its consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

SFAS NO. 162

                   In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

FSP FAS 157-2

                     In February 2008, the FASB issued FASB Staff Position FSP FAS No. 157-2 (FSP 157-2), “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP FAS 157-2 delays the effective date of SFAS 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157. FSP 157-2 defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. Examples of items to which the deferral would and would not apply are listed in the FSP. The Company does not expect the implementation of FSP 157-2 to have a material impact on its consolidated financial statements.

FSP FAS 157-3

                      In October 2008, the FASB issued FSP FAS 157-3 (FSP 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.

2. Inventories

    Inventories consisted of the following:

	October 31,
	2008	2007
Printing and Newspaper:
Raw materials	$3,137,060	$2,401,340
Work in process	1,929,581	1,906,301
Finished goods	3,867,023	4,003,318
Office products and office furniture	3,080,454	3,193,888
	$12,014,118	$11,504,847

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3. Long-term Debt

Long-term debt consisted of the following:
	October 31,
	2008	2007
Installment notes payable to banks, due in monthly installments plus interest at rates approximating the bank’s prime rate maturing in various periods ranging from February 2009-May 2013, collateralized by equipment and vehicles.	$749,850	$171,039
Term loan facility with a bank, due in quarterly installments of $1,225,000 plus interest payments equal to the Base Rate plus the applicable margin or the adjusted LIBOR Rate plus the applicable margin maturing September 2013, collateralized by substantially all of the assets of the Company.	63,575,000	68,700,000
	64,324,850	68,871,039
Less current portion	7,118,543	5,033,637
Long-term debt, net of current portion	$57,206,307	$63,837,402

The secured and unsecured credit facilities contain restrictive financial covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these covenants at October 31, 2008. The Company is required to maintain a minimum of $750,000 of compensating balances with Fifth Third Bank under the terms of its credit agreement. The Company is permitted to pay dividends under its Credit Agreement as long as no default or event of default exists or shall exist after giving effect to the proposed dividend and the Company has delivered to the Credit Agreement's administrative agent prior to the proposed dividend a pro forma compliance certificate evidencing compliance with applicable covenants as defined in the Credit Agreement.

The Company is required to make certain mandatory payments on its credit facilities related to (1) net proceeds received from a loss subject to applicable thresholds, (2) equity proceeds and (3) effective January 31, 2009, the Company is required to prepay its credit facilities by 75% of excess cash flow for its most recently completed fiscal year. The excess cash flow for purposes of this calculation is defined as the difference (if any) between (a) EBITDA for such period and (b) federal, state and local income taxes paid in cash during such period plus capital expenditures during such period not financed with indebtedness plus interest expense paid in cash during such period plus the aggregate amount of scheduled payments made by the Borrower and its Subsidiaries during such period in respect of all principal on all indebtedness (whether at maturity, as a result of mandatory sinking fund redemption, or otherwise), plus restricted payments paid in cash by the Borrower during such period in compliance with the credit agreement. The Company's prepayment obligation due January 31, 2009 is approximately $2.0 million.

Maturities of long-term debt for each of the next five years follow:

2009	$7,118,543
2010	5,055,960
2011	5,062,313
2012	5,068,927
2013	42,019,107
$64,324,850

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Prior to September 14, 2007, the Company had an unsecured revolving line of credit with a bank for borrowings to a maximum of $10,000,000 with interest payable monthly at the prime rate of interest. The line of credit was terminated and replaced with a revolving credit agreement with another bank. Under this revolving note, the Company can borrow a maximum of $30,000,000 subject to a borrowing base limitation with interest payable monthly at the prime rate of interest and/or LIBOR plus a margin. The Company had borrowed $9,125,496 and $15,540,496 under this facility at October 31, 2008 and 2007. Pursuant to its borrowing base calculation, the Company had approximately $9.1 million and $8.8 million in additional availability under its $30.0 million revolving credit line at October 31, 2008 and 2007. The line of credit expires in September 2012 and contains certain restrictive financial covenants, is subject to borrowing base limitations and is collateralized by substantially all of the assets of the Company.

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. This line of credit expired in October 2008. The Company renewed this line of credit in January 2009 and the line of credit expires in July 2010 subject to a floor of 4.25% and contains certain financial covenants. There were no borrowings outstanding under this facility at October 31, 2008 or 2007.

         The prime rate was the primary interest rate on the above loans prior to September 14, 2007. After this date, the primary interest rate consisted primarily of LIBOR 30-day and 90-day rates plus 275 basis points. Prime rate approximated 4.00% and 7.50% at October 31, 2008 and 2007, while the 30-day LIBOR rate approximated 3.12% and 4.75% at October 31, 2008 and 2007. The Company has entered into a hedging arrangement to convert $25.0 million of variable interest rate debt to fixed interest rate debt (see Note 14). Interest paid during the years ended October 31, 2008, 2007 and 2006 approximated $5,713,000, $1,168,000, and $616,000. The Company had accrued interest of approximately $8,000 and $302,000 at October 31, 2008 and 2007. Deferred financing costs are amortized over the life of the related credit facilities and are reported as part of interest expense. In 2008 and 2007, $309,000 and $46,000 of deferred financing costs were included as interest expense; there were no deferred financing costs in 2006.

The Company’s non-cash activities for 2008, 2007 and 2006 included equipment purchases of approximately $0, $1,738,000, and $1,322,000 which were financed by a bank, and the accrual for the contingent earn out payment to Syscan of $1,350,725 in 2006. The Company recorded non-cash investing and financing activities for the acquisition of The Herald-Dispatch of approximately $78.5 million. The Company also accrued approximately $1.6 million for a final working capital payment for the acquisition of The Herald-Dispatch. The working capital payment was made in the first quarter of 2008 totaling approximately $1.6 million.

4. Employee Benefit Plans

The Company had a Profit Sharing Plan that covered all eligible employees and qualified as a Savings Plan under Section 401(k) of the Internal Revenue Code. Effective January 1, 1998, the Profit Sharing Plan was merged into The Champion Industries, Inc. 401(k) Plan (the “Plan”). The Plan covers all eligible employees who satisfy the age and service requirements. Each participant may elect to contribute up to 15% of annual compensation and the Company is obligated to contribute 100% of the participant’s contribution not to exceed 2% of the participant’s annual compensation. The Company may make discretionary contributions to the Plan. The Company’s expense under these Plans was approximately $525,000, $428,000, and $437,000 for the years ended October 31, 2008, 2007 and 2006.

The Company’s accrued vacation liability as of October 31, 2008 and 2007 was approximately $645,000 and $597,000. This item is classified as a component of accrued expenses on the financial statements.

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

The option price per share for incentive stock options shall not be lower than the fair market value of the common stock at the date of grant. The option price per share for non-qualified stock options shall be at such price as the Compensation Committee of the Board of Directors may determine at its sole discretion. All options to date are incentive stock options. Exercise prices for options outstanding as of October 31, 2008 ranged from $4.26 to $4.29. Options vest immediately and may be exercised within five years from the date of grant. The weighted average remaining contractual life of those options is 1.42 years.

A summary of the Company’s stock option activity and related information for the years ended October 31 follows:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2008	Price	2007	Price	2006	Price

Outstanding-beginning of year	330,000	$4.18	382,000	$4.01	570,000	$3.67
Granted	-	-	-	-	-	-
Exercised	(19,000)	2.77	(46,000)	3.10	(177,000)	2.91
Forfeited or expired	-	-	(6,000)	2.49	(11,000)	3.80
Outstanding-end of year	311,000	4.27	330,000	4.18	382,000	4.01
Weighted average fair value of options granted during the year	$-		$-		$-

A summary of stock options outstanding and exercisable at October 31, 2008, follows:

Exercise	Number	Remaining
Price	Outstanding	Life
4.29	91,000	0.12
4.26	220,000	1.96

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company had a deferred compensation agreement with one employee of Blue Ridge Printing Co., Inc. providing for payments totaling approximately $500,000 over a ten year period after retirement. During fiscal year 2007, a one-time payment to this employee of $375,000 was made by the Company satisfying its obligation in full. To assist in the funding of the payment, the Company had invested in life insurance policies which were monetized to effectuate this transaction. The amount expensed for this agreement for the year ended October 31, 2006 approximated $4,000. There was no expense for years ended October 31, 2008 and 2007.

5. Income Taxes

Income tax expense consisted of the following:

	Year Ended October 31,
	2008	2007	2006
Current expense (benefit):
Federal	$463,599	$2,666,371	$3,282,566
State	(130,742)	552,049	835,428
Deferred expenses (benefit)	766,076	(15,194)	(388,431)
	$1,098,933	$3,203,226	$3,729,563

Deferred tax assets and liabilities are as follows:

	October 31,
	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$697,181	$561,002
Net operating loss carryforward of acquired companies	393,911	420,261
Accrued vacation	253,127	235,400
Other accrued liabilities	184,093	177,133
Other comprehensive income	371,943	-
Gross deferred tax assets	1,900,255	1,393,796

Deferred tax liabilities:
Property and equipment	3,325,252	2,453,341
Intangible assets	1,090,710	1,062,029
Gross deferred tax liability	4,415,962	3,515,370
Net deferred tax liabilities before valuation allowance	2,515,707	2,121,574

Valuation allowance:
Beginning balance	291,209	303,317
Decrease during the period	-	(12,108)
Ending balance	291,209	291,209
Net deferred tax liabilities	$2,806,916	$2,412,783

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

        The above net deferred tax liability is presented on the balance sheet as follows:

	2008	2007
Deferred tax asset - current	$1,130,742	$969,664
Deferred tax liability - long-term	(3,937,658)	(3,382,447)
	$(2,806,916)	$(2,412,783)

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended October 31,
	2008	2007	2006

Statutory federal income tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	1.3	5.7	5.2
Change in valuation allowance	-	(0.1)	-
Selling expenses	1.1	0.7	0.7
Cash surrender value of life insurance accretion	(0.2)	(0.2)	(0.3)
Amended state returns	-	(0.8)	-
State apportionment tax accrual adjustments	(3.6)	(1.9)	-
Federal tax accrual adjustments	(0.8)	(0.7)	-
Tax benefits associated with The Herald-Dispatch	(17.2)	(1.7)	-
Other	0.8	(0.5)	0.9
Effective tax rate	15.4%	34.5%	40.5%

Income taxes paid during the years ended October 31, 2008, 2007 and 2006 approximated $412,000, $5,084,000, and $3,608,000. The Company recorded an income tax refund at October 31, 2008 and 2007 of $711,000 and $632,000.

The Company has available for income tax purposes net operating loss carryforwards from acquired companies of approximately $827,000, of which $794,000 expires in 2012 and $33,000 in 2013.  The Company has available for state income tax purposes net operating loss carryforwards from acquired companies of approximately $1,275,000 of which $30,000 expires in 2013, $268,000 expires in 2019, $478,000 expires in 2020, $98,000 expires in 2023, $120,000 expires in 2024 and $281,000 expires in 2025. In 2007, the valuation allowance decreased by approximately $12,000, which is primarily reflective of the usage of net operating losses in the state of Mississippi.  The Company did not record a change in the valuation allowance in 2006 and 2008.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), this interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) effective November 1, 2007 with no effect on the Company's consolidated financial statements. As of the date of adoption, the Company had approximately $150,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The Company was notified in April 2008 and an examination began in May 2008 by the IRS covering our fiscal year-end 2005 federal tax return. This audit was completed and settled during the third quarter of 2008. As of October 31, 2008, the Company is subject to U.S. Federal income tax examination for the fiscal tax years ended October 31, 2006, 2007 and 2008. State Income Tax returns are generally subject to a period of examination for a period of three to five years. We have one state income tax return covering our fiscal years ended 2004 and 2005 currently under examination. Tax interest and penalties are classified as income taxes in the accompanying statements of income and were insignificant for all periods presented. The unrecognized tax benefit at October 31, 2008 was  approximately $36,000. The Company is currently unable to assess whether any significant increase or decrease to the unrecognized tax benefit will be recorded during the next 12 months.

              The Company's unrecognized tax benefit activity for the fiscal year ended October 31, 2008 was a follows:

Unrecognized tax benefit at November 1, 2007	$150,000
Other	(42,000)
Settlements/Audits	(72,000)
Unrecognized tax benefit at October 31, 2008	$36,000

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

A summary of significant related party transactions follows:

	Year Ended October 31,
	2008	2007	2006
Rent expense paid to affiliated entities
for operating facilities	$434,000	$434,000	$449,000
Sales of office products, office furniture and printing services to affiliated entities	895,000	934,000	693,000

In addition, the Company leases property and equipment from unrelated entities under operating leases. Rent expense amounted to $912,000, $819,000, and $714,000 for the years ended October 31, 2008, 2007 and 2006.

Under the terms and conditions of the above-mentioned leases, the Company is primarily responsible for all taxes, assessments, maintenance, repairs or replacements, utilities and insurance. The Champion Output Solutions' lease excludes taxes and insurance during the initial lease term. Champion Output Solutions subleases approximately 8,500 square feet at an annual rate of approximately $44,000 through June 30th, 2011. The Company has renewal options for certain leases covering varying periods.

In addition, the Company purchased vehicles from an entity controlled by family members of its Chief Executive Officer in the amounts of $150,000, $105,000 and $102,000 for the years ended October 31, 2008, 2007 and 2006.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Future minimum rental commitments for all noncancelable operating leases including related party commitments with initial terms of one year or more consisted of the following at October 31, 2008:

2009	$1,319,849
2010	1,095,075
2011	940,785
2012	782,343
2013	695,884
Residual	121,640
$4,955,576

The Company participates in a self-insurance program for employee health care benefits with affiliates controlled by its Chief Executive Officer and as such is responsible for paying claims of Company participants as required by the plan document. The Company is allocated costs primarily related to the reinsurance premiums based on its proportionate share to provide such benefits to its employees. The Company’s expense related to this program for the years ended October 31, 2008, 2007 and 2006 was approximately $5,017,000, $3,493,000, and $3,792,000.

During 2008, 2007 and 2006, the Company utilized an aircraft from an entity controlled by its Chief Executive Officer and reimbursed the controlled entity for the use of the aircraft, fuel, aircrew, ramp fees and other expenses attendant to the Company’s use, in amounts aggregating $56,000, $91,000, and $119,000. The Company believes that such amounts are at or below the market rate charged by third-party commercial charter companies for similar aircraft.

The Company believes that the terms of its related party transactions are no less favorable to the Company than could be obtained with an independent third party.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

       The Company is subject to various claims and legal actions that arise in the ordinary course of business as well as various governmental audits and examinations. In the opinion of management, after consulting with legal counsel where applicable, the Company believes that the ultimate resolution of these claims, audits and legal actions will not have a material effect on the consolidated financial statements of the Company.

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company acquired substantially all of the net assets of The Herald-Dispatch for a purchase price of $77.0 million consisting of cash.  The purchase price included a cash payment of $77.0 million plus acquisition costs of approximately $373,000 and a working capital adjustment of approximately $1,616,000.  The working capital adjustment was recorded under accrued expenses at October 31, 2007. The purchase price was financed by the Company through a term debt facility and a revolving credit facility. The purchase of The Herald-Dispatch was consummated based on certain specifically identified synergies due in part to duplicative functions, to achieve cash flow diversity, to capitalize on a unique investment opportunity in the Company's core territory, and to provide a platform for future growth and expansion opportunities. The following is a condensed balance sheet indicating the amount assigned to each major asset and liability caption of The Herald-Dispatch at September 14, 2007:

Current assets, net of cash received	$2,748,445

Property, plant and equipment	8,582,200

Goodwill	35,396,335
Trademark & masthead	18,515,316
Subscriber base asset	3,427,755
Advertiser base asset	10,613,497
Total assets	$79,283,548

Current liabilities	$740,395

Net assets acquired	$78,543,153

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table summarizes the unaudited consolidated pro forma results of operations and pro forma net income per share for the years ended October 31, 2007 and 2006, assuming The Herald-Dispatch acquisition had occurred at the start of the Company's fiscal year for each of the periods represented below. The pro forma results below were derived from The Herald-Dispatch internal financial statements representing the periods approximating the Company's fiscal year and are reflective of adjustments associated with additional interest expense and associated deferred financing costs not recorded on the Company's financial statements of approximately $5.2 million and $6.2 million for the 2007 and 2006, respectively. The Company recorded pro forma adjustments resulting from additional amortization expense of $614,000 and $702,000 for 2007 and 2006, respectively; additional depreciation of $524,000 and $352,000 for 2007 and 2006 and adjustments associated with retirement plans and postretirement benefits other than pensions which were not assumed by the Company totaling $398,000 and $869,000 in 2007 and 2006.

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

9. Industry Segment Information

The Company operates principally in three industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms); the sale of office products and office furniture including interior design services; and publication of The Herald-Dispatch daily newspaper in Huntington, West Virginia with a total daily and Sunday circulation of approximately 26,000 and 31,000, respectively. Approximately six weeks of the operations of The Herald-Dispatch are included in the Company's Statement of Operations commencing concurrent with the acquisition in 2007. The Company employs approximately 890 people, of whom approximately 80, or 9%, are covered by collective bargaining agreements, which expire on May 31, 2010 and December 31, 2010, respectively.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The table below presents information about reported segments for the years ended October 31:
2008	Printing	Office Products & Furniture	Newspaper	Total
Revenues	$115,565,580	$49,708,630	$18,939,250	$184,213,460
Elimination of intersegment revenue	(13,359,482)	(8,168,516)	-	(21,527,998)
Consolidated revenues	$102,206,098	$41,540,114	$18,939,250	$162,685,462
Operating income	5,533,022	3,628,716	3,557,697	12,719,435
Depreciation & amortization	3,534,326	214,298	1,635,885	5,384,509
Capital expenditures	2,136,125	84,434	152,563	2,373,122
Identifiable assets	54,152,606	5,228,906	81,897,333	141,278,845
Goodwill	2,226,837	1,230,485	35,437,456	38,894,778

2007	Printing	Office Products & Furniture	Newspaper	Total
Revenues	$114,394,118	$49,881,702	$2,540,377	$166,816,197
Elimination of intersegment revenue	(12,741,283)	(8,433,060)	-	(21,174,343)
Consolidated revenues	$101,652,835	$41,448,642	$2,540,377	$145,641,854
Operating income	6,416,551	3,438,459	659,679	10,514,689
Depreciation & amortization	3,576,975	211,167	204,498	3,992,640
Capital expenditures	4,919,357	145,471	203,086	5,267,914
Identifiable assets	57,020,668	10,339,686	81,851,237	149,211,591
Goodwill	2,226,837	1,230,485	35,396,335	38,853,657

2006	Printing	Office Products & Furniture	Newspaper	Total
Revenues	$120,891,348	$47,758,730	-	$168,650,078
Elimination of intersegment revenue	(14,477,685)	(8,984,517)	-	(23,462,202)
Consolidated revenues	$106,413,663	$38,774,213	-	$145,187,876
Operating income	6,804,181	2,949,166	-	9,753,347
Depreciation & amortization	3,975,850	182,898	-	4,158,748
Capital expenditures	3,995,745	278,184	-	4,273,929
Identifiable assets	53,714,643	12,274,083	-	65,988,726
Goodwill	2,226,837	1,184,674	-	3,411,511

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A reconciliation of total segment revenue, assets and operating income to consolidated income before income taxes for the years ended October 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Revenues:
Total segment revenues	$184,213,460	$166,816,197	$168,650,078
Elimination of intersegment revenue	(21,527,998)	(21,174,343)	(23,462,202)
Consolidated revenue	$162,685,462	$145,641,854	$145,187,876

Operating income:
Total segment operating income	$12,719,435	$10,514,689	$9,753,347
Interest income	65,657	45,021	28,251
Interest expense	(5,733,677)	(1,455,470)	(609,881)
Other income	69,602	179,126	31,694
Consolidated income before income taxes	$7,121,017	$9,283,366	$9,203,411

Identifiable assets:
Total segment identifiable assets	$141,278,845	$149,211,591	$65,988,726
Elimination of intersegment assets	-	-	-
Total consolidated assets	$141,278,845	$149,211,591	$65,988,726

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
3.)
The allowance for doubtful accounts charge represents accounts receivable specifically reserved based on a collectability analysis performed by the Company using the most current available information for customers located in the New Orleans area at that time;

4.)	The relocation costs represent costs of closing the New Orleans production facility and associated costs of moving equipment.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table summarizes the cumulative costs incurred as of October 31, 2008 relating to Hurricane Katrina.

Personnel	$88,423
Plant	745,035
Allowance for doubtful accounts	208,310
Moving and relocation costs	255,215

Total pre-tax hurricane expense	1,296,983

Lease settlement recovery	75,583
Insurance recoveries	577,677

Total recoveries	653,260

Cumulative impact of Hurricane Katrina, net	$643,723

        The Company recorded costs of $1,020,999 for the three months ended October, 31 2005 and costs of $275,984 and recoveries of $653,260 for the year ended October 31, 2006 relating to Hurricane Katrina. There were no costs or recoveries associated with Hurricane Katrina recorded in 2007 and 2008.

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Acquired Intangible Assets and Goodwill

	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable
intangible assets:
Non-compete agreement	$1,000,000	$595,238	$1,000,000	$452,381
Customer relationships	2,451,073	538,544	2,451,073	416,446
Advertising and subscriber base	14,041,252	789,820	14,041,252	87,758
Other	564,946	402,828	564,946	321,445
	18,057,271	2,326,430	18,057,271	1,278,030

Unamortizable
intangible assets:
Goodwill	39,402,056	507,278	39,360,935	507,278
Trademark and masthead	18,515,316	-	18,515,316	-
	57,917,372	507,278	57,876,251	507,278

Total goodwill and other intangibles	$75,974,643	$2,833,708	$75,933,522	$1,785,308

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Amortization expense for the years ended October 31, 2008, 2007 and 2006 was $1,048,000, $443,000 and $361,000 respectively. The non-compete agreement is being amortized over a period of seven years and the customer relationships are being amortized over a period of 20 years. These items are both related to the acquisition of Syscan in 2004. The advertising and subscribers bases related to the acquisition of The Herald-Dispatch are being amortized over 20 years. The trademark and masthead associated with the acquisition of The Herald-Dispatch are non-amortizing assets. The weighted average remaining life of the Company's amortizable intangible assets was approximately 15 years. Estimated amortization expense for each of the following years is:

2009	$1,019,079
2010	1,001,866
2011	971,708
2012	847,160
2013	841,660
Thereafter	11,049,368
$15,730,841

The changes in the carrying amount of goodwill for the years ended October 31, 2008 and 2007 were:

	2008	2007
Balance as of November 1, 2007 and 2006	$38,853,657	$3,411,511
Goodwill acquired during the year additions	41,121	35,442,146

Balance as of October 31, 2008 and 2007	$38,894,778	$38,853,657

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The changes in the carrying amounts of goodwill and other intangibles attributed to each segment at October 31, 2008 and 2007 are as follows:

GOODWILL
	October 31, 2007	Amortization Expense	Other	October 31, 2008
Printing	$2,226,837	$-	$-	$2,226,837
Office products & furniture	1,230,485	-	-	1,230,485
Newspaper	35,396,335	-	41,121	35,437,456
Total	$38,853,657	$-	$41,121	$38,894,778

	October 31, 2006	Amortization Expense	Other	October 31, 2007
Printing	$2,226,837	$-	$-	$2,226,837
Office products & furniture	1,184,674	-	45,811	1,230,485
Newspaper	-	-	35,396,335	35,396,335
Total	$3,411,511	$-	$35,442,146	$38,853,657

OTHER INTANGIBLES
	October 31, 2007	Amortization Expense	Other	October 31, 2008
Printing	$925,210	$339,189	$-	$586,021
Office products & furniture	1,900,537	7,148	-	1,893,389
Newspaper	32,468,810	702,063	-	31,766,747
Total	$35,294,557	$1,048,400	$-	$34,246,157

	October 31, 2006	Amortization Expense	Other	October 31, 2007
Printing	$1,212,899	$342,689	$55,000	$925,210
Office products & furniture	1,912,792	12,255	-	1,900,537
Newspaper	-	87,758	32,556,568	32,468,810
Total	$3,125,691	$442,702	$32,611,568	$35,294,557

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

        At September 28, 2007, the Company was party to an interest rate swap agreement which terminates on October 29, 2010. The swap agreement is with a major financial institution and aggregates $25 million in notional principal amount. This swap agreement effectively converted $25 million of variable interest rate debt to fixed rate debt. The swap agreement requires the Company to make fixed interest payments based on an average effective rate of 4.78% and receive variable interest payments from its counterparties based on one-month LIBOR (actual rate of 3.12% at October 31, 2008). The remaining term of this swap agreement is approximately two years. In fiscal 2008 and 2007, the Company recorded a net change in the fair value of the fixed interest rate swap agreement in the amount of $546,563 and $11,350, net of income tax as other comprehensive loss. The net additional interest payments made or received under this swap agreement are recognized in interest expense.

15. Earnings Per Share

Earnings per share (EPS) were computed as follows:

	Income	Weighted Average Shares	Per Share Amount
Year Ended October 31, 2008
Net income	$6,022,084
Basic earnings per share
Income available to common shareholders	6,022,084	9,986,000	$0.60
Effect of dilutive securities stock options		38,000
Diluted earnings per share
Income available to common shareholders and assumed conversions	$6,022,084	10,024,000	$0.60

Year Ended October 31, 2007
Net income	$6,080,140
Basic earnings per share
Income available to common shareholders	6,080,140	9,957,000	$0.61
Effect of dilutive securities stock options		146,000
Diluted earnings per share
Income available to common shareholders and assumed conversions	$6,080,140	10,103,000	$0.60

Year Ended October 31, 2006
Net income	$5,473,848
Basic earnings per share
Income available to common shareholders	5,473,848	9,818,000	$0.56
Effect of dilutive securities stock options		154,000
Diluted earnings per share
Income available to common shareholders and assumed conversions	$5,473,848	9,972,000	$0.55

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16. Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended October 31, 2008 and 2007.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
2008	$40,294,000	$39,271,000	$39,716,000	$43,404,000
2007	$34,939,000	$33,814,000	$35,592,000	$41,297,000

Gross profit
2008	$12,897,000	$12,770,000	$12,272,000	$14,276,000
2007	$10,351,000	$10,191,000	$9,752,000	$12,556,000

Net income
2008	$1,278,000	$1,395,000	$1,067,000	$2,282,000
2007	$1,268,000	$1,390,000	$1,031,000	$2,391,000
Earnings per share
Basic
2008	$0.13	$0.14	$0.11	$0.23
2007	$0.13	$0.14	$0.10	$0.24

Diluted
2008	$0.13	$0.14	$0.11	$0.23
2007	$0.13	$0.14	$0.10	$0.24

Weighted average shares outstanding
Basic
2008	9,981,000	9,988,000	9,988,000	9,988,000
2007	9,939,000	9,962,000	9,963,000	9,963,000

Diluted
2008	10,045,000	10,041,000	10,023,000	9,988,000
2007	10,110,000	10,133,000	10,106,000	10,064,000

Champion Industries, Inc. and Subsidiaries

 Schedule II

Valuation and Qualifying Accounts

Years Ended October 31, 2008, 2007 and 2006

Description	Balance at beginning of period	Balances of acquired companies	Additions charged to costs and expense	Deductions(1)	Balance at end of period
2008
Allowance for doubtful accounts	$1,511,037	$-	$854,283	$(513,835)	$1,851,485

2007
Allowance for doubtful accounts	$1,557,895	$117,768	$491,934	$(656,560)	$1,511,037

2006
Allowance for doubtful accounts	$1,410,308	$-	$979,089	$(831,502)	1,557,895

(1) Uncollectible accounts written off, net of recoveries.