Form 10-Q
period 2009-03-16
CHAMPION INDUSTRIES INC
filed 2009-03-16
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____No  ✓ .

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2009
Common stock, $1.00 par value per share	9,987,913 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	January 31,	October 31,
	2009 (Unaudited)	2008 (Audited)
Current assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net of allowance of $1,102,000 and $1,851,000	19,397,516	23,888,688
Inventories	11,614,119	12,014,118
Income tax refund	1,492,686	711,096
Other current assets	1,113,277	833,066
Deferred income tax assets	1,130,742	1,130,742
Total current assets	34,748,340	38,577,710

Property and equipment, at cost:
Land	2,120,689	2,120,689
Buildings and improvements	12,140,645	12,110,480
Machinery and equipment	55,800,471	55,407,620
Furniture and fixtures	4,146,603	4,089,466
Vehicles	3,106,273	3,144,682
	77,314,681	76,872,937
Less accumulated depreciation	(50,718,098)	(49,764,709)
	26,596,583	27,108,228

Cash surrender value of officers’ life insurance	874,397	874,397
Goodwill	38,894,778	38,894,778
Deferred financing costs	1,431,302	1,508,669
Other intangibles, net of accumulated amortization	15,470,667	15,730,841
Trademark & masthead	18,515,316	18,515,316
Other assets	64,614	68,906
	75,251,074	75,592,907
Total assets	$136,595,997	$141,278,845

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	January 31,	October 31,
	2009 (Unaudited)	2008 (Audited)
Current liabilities:
Notes payable, line of credit	$9,125,496	$-
Negative book cash balances	1,376,580	986,704
Accounts payable	4,523,460	4,844,725
Accrued payroll	1,859,029	2,726,911
Taxes accrued and withheld	1,079,753	987,385
Accrued expenses	1,779,260	1,546,055
Current portion of long-term debt:
Notes payable	60,490,625	7,118,543
Total current liabilities	80,234,203	18,210,323

Long-term debt, net of current portion:
Notes payable, line of credit	-	9,125,496
Notes payable, term	518,191	57,206,307
Other liabilities	1,381,929	939,006
Deferred income tax liabilities	3,760,309	3,937,658
Total liabilities	85,894,632	89,418,790
Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,987,913 and 9,987,913 shares issued and outstanding	9,987,913	9,987,913
Additional paid-in capital	22,768,610	22,768,610
Retained earnings	18,768,779	19,661,445
Other comprehensive loss	(823,937)	(557,913)
Total shareholders’ equity	50,701,365	51,860,055
Total liabilities and shareholders’ equity	$136,595,997	$141,278,845

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended January 31,
	2009	2008
Revenues:
Printing	$22,515,429	$25,180,134
Office products and office furniture	9,237,402	10,077,857
Newspaper	4,512,790	5,035,782
Total revenues	36,265,621	40,293,773

Cost of sales and newspaper operating costs:
Printing	17,349,402	17,801,054
Office products and office furniture	6,696,650	7,325,443
Newspaper cost of sales and operating costs	2,440,302	2,270,730
Total cost of sales and newspaper operating costs	26,486,354	27,397,227
Gross profit	9,779,267	12,896,546

Selling, general and administrative expenses	9,807,471	9,692,709
Hurricane and relocation costs, net of recoveries	(30,358)	-

Income from operations	2,154	3,203,837

Other income (expenses):
Interest income	2,724	25,237
Interest expense	(1,099,333)	(1,749,182)
Other	24,112	13,214
	(1,072,497)	(1,710,731)

(Loss) income before income taxes	(1,070,343)	1,493,106
Income tax benefit (expense)	776,953	(214,859)
Net (loss) income	$(293,390)	$1,278,247

(Loss) earnings per share
Basic	$(0.03)	$0.13
Diluted	$(0.03)	$0.13

Weighted average shares outstanding:
Basic	9,988,000	9,981,000
Diluted	9,988,000	10,045,000
Dividends per share	$0.06	$0.06

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance, October 31, 2008	9,987,913	$9,987,913	$22,768,610	$19,661,445	$(557,913)	$51,860,055

Comprehensive loss:
Net loss for 2009	-	-	-	(293,390)	-	(293,390)
Other comprehensive loss (net of tax)	-	-	-	-	(266,024)	(266,024)
Total comprehensive loss	-	-	-	(293,390)	(266,024)	(559,414)

Dividends ($0.06 per share)	-	-	-	(599,276)	-	(599,276)

Balance, January 31, 2009	9,987,913	$9,987,913	$22,768,610	$18,768,779	$(823,937)	$50,701,365

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended January 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(293,390)	$1,278,247
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	1,316,320	1,327,116
(Gain) loss on sale of assets	(14,113)	2,523
Deferred financing costs	77,368	77,368
Bad debt expense	266,910	140,161
Changes in assets and liabilities:
Accounts receivable	4,224,262	1,307,882
Inventories	399,999	622,470
Other current assets	(280,211)	(559,284)
Accounts payable	(321,265)	(1,690,823)
Accrued payroll	(867,882)	(602,321)
Taxes accrued and withheld	92,368	(476,772)
Income taxes	(781,590)	253,619
Accrued expenses	233,205	(148,196)
Other liabilities	(450)	(450)
Net cash provided by operating activities	4,051,531	1,531,540

Cash flows from investing activities:
Purchases of property and equipment	(560,747)	(359,633)
Proceeds from sales of property	33,358	18,541
Business acquired, net of cash received	-	(1,616,823)
Change in other assets	1,292	48,191
Net cash used in investing activities	(526,097)	(1,909,724)

Cash flows from financing activities:
Payments on line of credit	-	(3,015,000)
Increase in negative book cash balances	389,876	-
Principal payments on long-term debt	(3,316,034)	(1,335,461)
Proceeds from exercise of stock options	-	54,310
Dividends paid	(599,276)	(599,037)
Net cash used in financing activities	(3,525,434)	(4,895,188)
Net decrease in cash and cash equivalents	-	(5,273,372)
Cash and cash equivalents, beginning of period	-	5,793,120
Cash and cash equivalents, end of period	$-	$519,748
See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
January 31, 2009

1. Basis of Presentation, Business Operations and Recent Accounting Pronouncements

The foregoing financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 2008, and related notes thereto contained in Champion Industries, Inc.’s Form 10-K dated January 19, 2009. The accompanying interim financial information is unaudited. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. The balance sheet information as of October 31, 2008 was derived from our audited financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.”  FAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities.  It does not expand the use of fair value measurements.  FAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007.  FASB Staff Position (FSB) FAS No. 157-2 was issued in February 2008 and deferred the effective date of FAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities.  Accordingly, as of November 1, 2008, the Company adopted FAS No. 157 for financial assets and liabilities only.  The Company's interest rate swap derivative liability is based on third party valuation models, and is therefore classified as having Level 2 inputs. The adoption of FAS No. 157 for financial assets and financial liabilities did not have a material impact on the Company's results of operations, financial condition or liquidity.  The full adoption of FAS No. 157 for nonfinancial assets and nonfinancial liabilities is also not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”  SFAS No. 159 permits entities to choose to measure at fair value many financial instruments and certain other items at fair value that are not currently required to be measured.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company elected to not apply the provisions of SFAS No. 159; therefore the adoption of SFAS No. 159 did not affect our consolidated financial position, results of operations or cash flows.

The company measures and records in the accompanying consolidated financial statements certain liabilities at fair value on a recurring basis. SFAS No. 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs).  The hierarchy consists of three levels:

Level 1 - Quoted market prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 - Unobservable inputs developed using estimates and assumptions developed by the company, which reflect those that a market participant would use.

The following table summarizes the financial instruments measured at fair value in the accompanying consolidated balance sheet as of January 31, 2009:

	Fair Value Measurements as of
	January 31, 2009
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap	$-	$1,373,229	$-	$1,373,229

2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options was 0 and 64,000 shares for the three months ended January 31, 2009 and 2008.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)
3. Inventories

Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

Inventories consisted of the following:
	January 31,	October 31,
	2009	2008
Printing and newspaper:
Raw materials	$3,106,764	$3,137,060
Work in process	1,744,826	1,929,581
Finished goods	3,753,524	3,867,023
Office products and office furniture	3,009,005	3,080,454
	$11,614,119	$12,014,118

4. Long-Term Debt

Long-term debt consisted of the following:
	January 31,	October 31,
	2009	2008
Installment notes payable to banks	$690,114	$749,850
Term loan facility with a bank	60,318,702	63,575,000
	61,008,816	64,324,850
Less current portion	60,490,625	7,118,543
Long-term debt, net of current portion	$518,191	$57,206,307

The secured and unsecured credit facilities contain restrictive financial covenants requiring the Company to maintain certain financial ratios. The Company was unable to remain in compliance with certain of its financial covenants arising under substantially all of its long-term note agreements. The creditors have not waived the financial covenant requirements. The Company has been working with the different creditors to restructure the existing debt; however, an agreement satisfactory to the Company has not been reached. A total of $69,444,000 of long-term debt and outstanding revolving line of credit borrowing are subject to accelerated maturity and, as such, the creditors may, at their option, give notice to the Company that amounts owed are immediately due and payable. As a result, the full amount of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at January 31, 2009 representing $64,533,000. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest, including an excess cash flow recapture payment of approximately $2.0 million in January 2009.

The Company is required to make certain mandatory payments on its credit facilities related to (1) net proceeds received from a loss subject to applicable thresholds, (2) equity proceeds and (3) effective January 31, 2009, and continuing each year thereafter under the terms of the agreement the Company is required to prepay its credit facilities by 75% of excess cash flow for its most recently completed fiscal year. The excess cash flow for purposes of this calculation is defined as the difference (if any) between (a) EBITDA for such period and (b) federal, state and local income taxes paid in cash during such period plus capital expenditures during such period not financed with indebtedness plus interest expense paid in cash during such period plus the aggregate amount of scheduled payments made by the Borrower and its Subsidiaries during such period in respect of all principal on all indebtedness (whether at maturity, as a result of mandatory sinking fund redemption, or otherwise), plus restricted payments paid in cash by the Borrower during such period in compliance with the credit agreement. The Company paid its prepayment obligation of approximately $2.0 million in January 2009.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

The Company can borrow a maximum of $30,000,000 under its revolving line of credit subject to a borrowing base limitation with interest payable monthly at the prime rate of interest and/or LIBOR plus a margin. The Company had borrowed $9,125,496 under this facility at January 31, 2009 and October 31, 2008. Pursuant to its borrowing base calculation, the Company had approximately $5.9 million and $9.1 million in additional availability under its $30.0 million revolving credit line at January 31, 2009 and October 31, 2008.  The Company’s credit availability is calculated pursuant to a minimum excess availability plus cash and cash equivalents calculation subject to a $3.0 million threshold. The line of credit expires in September 2012 and contains certain restrictive financial covenants, is subject to borrowing base limitations and is collateralized by substantially all of the assets of the Company. The Company has not received any notice of line of credit limitations as a result of its debt covenant non-compliance.

There were no non-cash financing and investing activities for the three months ended January 31, 2009 and for 2008.

5. Shareholders’ Equity

The Company paid a dividend of six cents per share on December 26, 2008 to stockholders of record on December 5, 2008. The Company's Board of Directors did not declare a dividend for this quarter due to the Company's current credit position.

6. Commitments and Contingencies

As of January 31, 2009 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2009	2010	2011	2012	2013	Residual	Total

Non-cancelable operating leases	$1,005,352	$1,097,678	$941,930	$782,343	$695,884	$121,640	$4,644,827

Revolving line of credit	9,125,496	-	-	-	-	-	9,125,496

Term debt	60,451,147	159,852	165,125	170,573	62,119	-	61,008,816

	$70,581,995	$1,257,530	$1,107,055	$952,916	$758,003	$121,640	$74,779,139

The Company paid $260,000 in December 2008 of an approximate aggregate commitment of $650,000 for certain equipment.

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

The Company did not issue any employee stock options for the three months ended January 31, 2009 and 2008.

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

9. Income Taxes

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) effective November 1, 2007 with no effect on the Company’s consolidated financial statements. As of the date of adoption, the Company has approximately $150,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The Company was notified in April 2008 and an examination began in May 2008 by the IRS covering our fiscal year-end 2005 federal tax return. This audit was completed and settled during the third quarter of 2008. As of January 31, 2009, the Company is subject to U.S. Federal income tax examinations for the fiscal tax years ended October 31, 2006, 2007 and 2008. State Income Tax returns are generally subject to a period of examination for a period of three to five years. We have one state income tax return covering our fiscal years ended 2004 and 2005 currently under examination and one state income tax return covering our fiscal year ended October 31, 2007 scheduled for examination. Tax interest and penalties are classified as income taxes in the accompanying statements of income and were insignificant for all periods presented. The Company's unrecognized tax benefit at January 31, 2009 was approximately $36,000. The Company is currently unable to assess whether any significant increase or decrease to the unrecognized tax benefits will be recorded during the next 12 months.

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

The table below presents information about reported segments for the three months ended January 31:

2009 Quarter 1	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$25,186,926	$11,010,923	$4,512,790	$40,710,639
Elimination of intersegment revenue	(2,671,497)	(1,773,521)	-	(4,445,018)
Consolidated revenues	$22,515,429	9,237,402	$4,512,790	$36,265,621

Operating income (loss)	(909,752)	249,651	662,255	2,154
Depreciation & amortization	840,113	50,389	425,818	1,316,320
Capital expenditures	467,973	57,137	35,637	560,747
Identifiable assets	51,649,121	3,205,853	81,741,023	136,595,997
Goodwill	2,226,837	1,230,485	35,437,456	38,894,778

2008 Quarter 1	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$28,507,768	$12,058,132	$5,035,782	$45,601,682
Elimination of intersegment revenue	(3,327,634)	(1,980,275)	-	(5,307,909)
Consolidated revenues	$25,180,134	$10,077,857	$5,035,782	$40,293,773

Operating income	1,344,079	499,699	1,360,059	3,203,837
Depreciation & amortization	918,771	54,887	353,458	1,327,116
Capital expenditures	282,641	43,002	33,990	359,633
Identifiable assets	56,124,161	3,860,314	81,075,496	141,059,971
Goodwill	2,226,837	1,230,485	35,397,042	38,854,364

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

A reconciliation of total segment revenues and of total segment operating income to consolidated (loss) income before income taxes, for the three months ended January 31, 2009 and 2008, is as follows:

	Three months ended January 31,
	2009	2008
Revenues:
Total segment revenues	$40,710,639	$45,601,682
Elimination of intersegment revenue	(4,445,018)	(5,307,909)
Consolidated revenue	$36,265,621	$40,293,773

Operating income:
Total segment operating income	$2,154	$3,203,837
Interest income	2,724	25,237
Interest expense	(1,099,333)	(1,749,182)
Other income	24,112	13,214
Consolidated (loss) income before income taxes	$(1,070,343)	$1,493,106

Identifiable assets:
Total segment identifiable assets	$136,595,997	$141,059,971
Elimination of intersegment assets	—	—
Total consolidated assets	$136,595,997	$141,059,971

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

At September 28, 2007, the Company was party to an interest rate swap agreement which terminates on October 29, 2010.  The swap agreement is with a major financial institution and aggregates $25 million in notional principal amount. This swap agreement effectively converted $25 million of variable interest rate debt to fixed rate debt. The swap agreement requires the Company to make fixed interest payments based on an average effective rate of 4.78% and receive variable interest payments from its counterparties based on one-month LIBOR (actual rate of 0.41% at January 31, 2009).  The remaining term of this swap agreement is approximately 21 months. In the three months ended January 31, 2009 and 2008, the Company recorded a net change in the fair value of the fixed interest rate swap agreement in the amount of $266,000 and $649,000, net of income tax as other comprehensive loss. The cumulative other comprehensive loss, net of income tax, recorded by the Company was $824,000 at January 31, 2009.  The net additional interest payments made or received under this swap agreement are recognized in interest expense.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

12. Acquired Intangible Assets and Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. As required by SFAS No. 142, the Company tests for impairment of goodwill annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two-step approach uses accounting judgements and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment is done at a reporting unit level. The Company performs this testing at its operating segments, which are also considered reporting units under SFAS No. 142. An impairment loss generally is recognized when the carrying amount of the reporting units net assets exceeds the estimated fair value of the reporting unit. The estimates and judgements that most significantly affect the fair value calculation are assumptions related to revenue growth, Earnings Before, Interest, Taxes, Depreciation and Amortization (EBITDA), newsprint prices, compensation levels and discount rate. The Company primarily relies on evaluating cash flows of its segments in evaluating goodwill impairment. The Company determined that it should perform its impairment testing of goodwill as of January 31, 2009, due to the continuing challenging business conditions and the resulting weakness in the Company's operating performance as of the end of its first quarter. This performance would appear to be related, in part, to the current global economic crisis.

Newspaper trademark and masthead (newspaper titles and website domain names ) are not subject to amortization and are tested for impairment annually (at year end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of these intangible assets with their carrying amount. The Company performed impairment tests on newspaper trademark and mastheads as of January 31, 2009.

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. The Company performed impairment tests on its long lived assets (including intangible assets subject to amortization) as of January 31, 2009.

No impairment loss was recognized on goodwill, trademarks, masthead or amortizing intangibles at January 31, 2009. The Company will continue to monitor market conditions due to existence of certain indicators which may lead to impairment charges in future periods.

Champion Industries, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Consolidated Statements of Operations as a percentage of total revenues.
	Three Months Ended January 31 ($ In thousands)
	2009		2008
Revenues:
Printing	$22,515	62.1%	$25,180	62.5%
Office products and office furniture	9,237	25.5	10,078	25.0
Newspaper	4,513	12.4	5,036	12.5
Total revenues	36,265	100.00	40,294	100.00
Cost of sales and newspaper operating costs:
Printing	17,349	47.8	17,801	44.2
Office products and office furniture	6,697	18.5	7,325	18.2
Newspaper cost of sales and operating costs	2,440	6.7	2,271	5.6
Total cost of sales and newspaper operating costs	26,486	73.0	27,397	68.0
Gross profit	9,779	27.0	12,897	32.0
Selling, general and administrative expenses	9,807	27.0	9,693	24.0
Hurricane and relocation costs, net of recoveries	(30)	0.0	-	0.0
Income from operations	2	0.0	3,204	8.0
Interest income	3	0.0	25	0.0
Interest expense	(1,099)	(3.0)	(1,749)	(4.3)
Other income	24	0.1	13	0.0
(Loss) income before taxes	(1,070)	(2.9)	1,493	3.7
Income tax benefit (expense)	777	2.1	(215)	(0.5)
Net (loss) income	$(293)	(0.8)%	$1,278	3.2%

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended January 31, 2009 Compared to Three Months Ended January 31, 2008

Revenues

Total revenues decreased 10.0% in the first quarter of 2009 compared to the same period in 2008 from $40.3 million to $36.3 million. Printing revenue decreased 10.6% in the first quarter of 2009 to $22.5 million from $25.2 million in the first quarter of 2008. Office products and office furniture revenue decreased 8.3% in the first quarter of 2009 to $9.2 million from $10.1 million in the first quarter of 2008. The decrease in printing sales was due to sluggish sales in several of our commercial plants that operate primarily in the sheetfed arena. The decrease in office products and office furniture sales was due to weaker sales in both office products and office furniture sales. The Company recorded newspaper revenues associated with the acquisition of The Herald-Dispatch of approximately $4.5 million consisting of advertising revenue of approximately $3.5 million and $1.0 million in circulation revenues for the first quarter of 2009. This compares to newspaper revenues of approximately $5.0 million consisting of advertising revenue of approximately $3.9 million and $1.1 million in circulation revenues for the first quarter of 2008. The on-line revenues for the three months ended January 31, 2009 and 2008 approximated $264,000 and $340,000 and are recorded as a component of advertising revenue.

Cost of Sales

Total cost of sales decreased 3.3% in the first quarter of 2009 to $26.5 million from $27.4 million in the first quarter of 2008. Printing cost of sales in the first quarter of 2009 decreased $452,000 over the prior year but increased as a percent of printing sales from 70.7% in 2008 to 77.1% in 2009.  The increase in printing cost of sales as a percentage of printing sales is primarily related to higher material costs as a percent of printing sales. Office products and office furniture cost of sales decreased in 2009 from 2008 levels and decreased as a percent of sales from 72.7% in 2008 to 72.5% in 2009. Newspaper cost of sales and operating costs as a percent of newspaper sales were 54.1% for the three months ended January 31, 2009 compared with 45.1% for the three months ended January 31, 2008.

Operating Expenses

In the first quarter of 2009, selling, general and administrative expenses (S,G&A) increased on a gross dollar basis to $9.8 million from $9.7 million in 2008, an increase of $115,000. As a percentage of total sales, the expenses increased on a quarter to quarter basis in 2009 to 27.0% from 24.0% in 2008 of total sales. The increase in S,G&A as a percent of sales was primarily reflective of lower sales and a slight increase in S,G&A on a gross dollar basis.

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. As required by SFAS No. 142, the Company tests for impairment of goodwill annually (at year-end) or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two-step approach uses accounting judgements and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment is done at a reporting unit level. The Company performs this testing at its operating segments, which are also considered reporting units under SFAS No. 142. An impairment loss generally is recognized when the carrying amount of the reporting units net assets exceeds the estimated fair value of the reporting unit. The estimates and judgements that most significantly affect the fair value calculation are assumptions related to revenue growth, Earnings Before, Interest, Taxes, Depreciation and Amortization (EBITDA), newsprint prices, compensation levels and discount rate. The Company primarily relies on evaluating cash flows of its segments in evaluating goodwill impairment. The Company determined that it should perform its impairment testing of goodwill as of January 31, 2009, due to the continuing challenging business conditions and the resulting weakness in the Company's operating performance as of the end of its first quarter. This performance would appear to be related, in part, to the current global economic crisis.

Newspaper trademark and masthead (newspaper titles and website domain names ) are not subject to amortization and are tested for impairment annually (at year end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of these intangible assets with their carrying amount. The Company performed impairment tests on newspaper trademark and mastheads as of January 31, 2009.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. The Company performed impairment tests on its long lived assets (including intangible assets subject to amortization) as of January 31, 2009.

No impairment loss was recognized on goodwill, trademarks, masthead or amortizing intangibles at January 31, 2009. The Company will continue to monitor market conditions due to existence of certain indicators which may lead to impairment charges in future periods.

Income from Operations and Other Income and Expenses

Income from operations decreased in the first quarter of 2009 to $2,000 from $3.2 million in the first quarter of 2008. This decrease is the result of decreased contributions from each of the Company's business segments.

Other expenses (net), decreased approximately $638,000 from 2008 to 2009 primarily due to decreases in interest expense, resulting from lower average borrowings and lower rates primarily associated with the financing to purchase The Herald-Dispatch.

Income Taxes

The Company’s effective income tax benefit (expense) rate was a benefit of 72.6% in the first quarter of 2009 and an expense of (14.4%) for the first quarter of 2008. The income tax benefit (expense) rate is reflective of amortization expense deductions recorded as a permanent difference due to the acquisition of The Herald-Dispatch. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net (Loss) Income

Net loss for the first quarter of 2009 was ($293,000) compared to net income of $1,278,000 in the first quarter of 2008. Basic and diluted (loss) earnings per share for the three months ended January 31, 2009 and 2008 were ($0.03) and $0.13.

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

The United States economy has been in a recession since December 2007, according to the National Bureau of Economic Research, and it is widely believed that certain elements of the economy, such as housing, were in decline before that time. The duration and depth of an economic recession in markets in which the Company operates may further reduce its future advertising and circulation revenue, printing revenue, office products revenue and office furniture revenue operating results and cash flows.

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

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Liquidity and Capital Resources

Net cash provided by operations for the three months ended January 31, 2009, was $4.1 million compared to net cash provided by operations of $1.5 million during the same period in 2008. This change in net cash from operations is due primarily to timing changes in assets and liabilities partially offset by a net loss in 2009 compared with net income in 2008.

Net cash used in investing activities for the three months ended January 31, 2009 was $526,000 compared to $1.9 million during the same period in 2008. The net cash used in investing activities during the first three months of 2009 primarily related to the purchase of equipment and vehicles. The net cash used in investing activities during the first three months of 2008 primarily related to the payment of the working capital adjustment associated with the acquisition of the Herald-Dispatch and the purchase of equipment and vehicles.

Net cash used in financing activities for the three months ended January 31, 2009 was $3.5 million compared to $4.9 million during the same period in 2008. This decrease is primarily due to payments on the line of credit in 2008 partially offset by higher scheduled principal payments on indebtedness related to cash flow recapture provisions in 2009.

The Company’s off balance sheet arrangements at January 31, 2009 relate to the Syscan acquisition and are associated with a put option from Williams Land Corporation to sell a building to the Company for $1.5 million. This option may be exercised no later than 60 days prior to the end of the lease and closing of said purchase cannot exceed 45 days from the end of the lease. The lease term concludes effective September 1, 2009.

Working capital on January 31, 2009 was ($45.5) million and at October 31, 2008 was $20.4 million. The decrease in working capital is associated with the classification as a current liability of $64.5 million of debt which was long-term. This debt was reclassified due to the Company's inability to remain in compliance with certain of its financial covenants. The Company has been working with the different creditors to restructure the existing debt; however, an agreement satisfactory to the Company has not been reached.

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

Special Note Regarding Forward-Looking Statements

Certain statements contained in this Form 10-Q, including without limitation statements including the word “believes,” “anticipates,” “intends,” “expects” or words of similar import, constitute “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, changes in business strategy or development plans and other factors referenced in this Form 10-Q , including without limitations under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

The Company does not have any significant exposure relating to market risk.

ITEM 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls were effective as of the end of the period covered by this quarterly report.

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first three months of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There were no material changes in risk factors from disclosures previously reported in our annual report on Form 10-K for the fiscal year ended October 31, 2008.

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

CHAMPION INDUSTRIES, INC.

Date: March 16, 2009	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: March 16, 2009	/s/ Toney K. Adkins
Toney K. Adkins
President and Chief Operating Officer

Date: March 16, 2009	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer