Form 10-Q
period 2009-06-05
CHAMPION INDUSTRIES INC
filed 2009-06-15
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website , if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SEC. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes___ No___.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____No  ✓ .

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common stock, $1.00 par value per share	9,987,913 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	April 30,	October 31,
	2009 (Unaudited)	2008 (Audited)
Current assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net of allowance of $1,228,000 and $1,851,000	18,841,569	23,888,688
Inventories	11,109,594	12,014,118
Income tax refund	1,871,502	711,096
Other current assets	1,421,989	833,066
Deferred income tax assets	937,832	1,130,742
Total current assets	34,182,486	38,577,710

Property and equipment, at cost:
Land	2,120,689	2,120,689
Buildings and improvements	12,148,868	12,110,480
Machinery and equipment	56,665,399	55,407,620
Furniture and fixtures	4,154,712	4,089,466
Vehicles	3,112,151	3,144,682
	78,201,819	76,872,937
Less accumulated depreciation	(51,684,734)	(49,764,709)
	26,517,085	27,108,228

Cash surrender value of officers’ life insurance	874,397	874,397
Goodwill	38,894,778	38,894,778
Deferred financing costs	1,353,934	1,508,669
Other intangibles, net of accumulated amortization	15,210,490	15,730,841
Trademark & masthead	18,515,316	18,515,316
Other assets	60,322	68,906
	74,909,237	75,592,907
Total assets	$135,608,808	$141,278,845

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	April 30,	October 31,
	2009 (Unaudited)	2008 (Audited)
Current liabilities:
Notes Payable, line of credit	$9,725,496	$-
Negative book cash balances	527,349	986,704
Accounts payable	3,582,823	4,844,725
Accrued payroll	2,262,172	2,726,911
Taxes accrued and withheld	1,433,782	987,385
Accrued expenses	1,862,284	1,546,055
Current portion of long-term debt:
Notes Payable	59,242,398	7,118,543
Total current liabilities	78,636,304	18,210,323

Long-term debt, net of current portion:
Notes payable, line of credit	-	9,125,496
Notes payable, term	478,391	57,206,307
Other liabilities	1,297,369	939,006
Deferred income tax liabilities	3,808,516	3,937,658
Total liabilities	84,220,580	89,418,790
Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,987,913 and 9,987,913 shares issued and outstanding	9,987,913	9,987,913
Additional paid-in capital	22,768,610	22,768,610
Retained earnings	19,405,176	19,661,445
Other comprehensive loss	(773,471)	(557,913)
Total shareholders’ equity	51,388,228	51,860,055
Total liabilities and shareholders’ equity	$135,608,808	$141,278,845

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Revenues:
Printing	$22,357,699	$26,283,156	$44,873,128	$51,463,289
Office products and office furniture	9,105,845	8,440,397	18,343,247	18,518,254
Newspaper	3,861,516	4,547,667	8,374,306	9,583,449
Total revenues	35,325,060	39,271,220	71,590,681	79,564,992

Cost of sales & newspaper operating costs:
Printing	16,329,302	18,467,880	33,678,703	36,268,934
Office products and office furniture	6,424,851	5,694,004	13,121,501	13,019,447
Newspaper cost of sales & operating costs	2,132,349	2,338,883	4,572,651	4,609,613
Total cost of sales & newspaper operating costs	24,886,502	26,500,767	51,372,855	53,897,994
Gross profit	10,438,558	12,770,453	20,217,826	25,666,998

Selling, general and administrative expenses	8,821,989	9,696,180	18,629,460	19,388,887
Hurricane and relocation costs, net of recoveries	(8,315)	-	(38,673)	-

Income from operations	1,624,884	3,074,273	1,627,039	6,278,111
Other income (expenses):
Interest income	47	25,999	2,771	51,235
Interest expense	(1,169,984)	(1,365,777)	(2,269,317)	(3,114,959)
Other	10,653	19,700	34,766	32,915
	(1,159,284)	(1,320,078)	(2,231,780)	(3,030,809)

Income (Loss) before income taxes	465,600	1,754,195	(604,741)	3,247,302
Income tax benefit (expense)	170,796	(359,279)	947,749	(574,138)
Net income	$636,396	$1,394,916	$343,008	$2,673,164

Earnings per share
Basic	$0.06	$0.14	$0.03	$0.27
Diluted	$0.06	$0.14	$0.03	$0.27

Weighted average shares outstanding:
Basic	9,988,000	9,988,000	9,988,000	9,985,000
Diluted	9,988,000	10,041,000	9,988,000	10,043,000
Dividends per share	$-	$0.06	$0.06	$0.12

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance, October 31, 2008	9,987,913	$9,987,913	$22,768,610	$19,661,445	$(557,913)	$51,860,055

Comprehensive income:
Net Income for 2009	-	-	-	343,008	-	343,008
Other comprehensive loss (net of tax)	-	-	-	-	(215,558)	(215,558)
Total comprehensive income	-	-	-	343,008	(215,558)	127,450

Dividends ($0.06 per share)	-	-	-	(599,277)	-	(599,277)

Balance, April 30, 2009	9,987,913	$9,987,913	$22,768,610	$19,405,176	$(773,471)	$51,388,228

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended April 30,
	2009	2008
Cash flows from operating activities:
Net income	$343,008	$2,673,164
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,622,704	2,679,538
Gain on sale of assets	(15,844)	(3,877)
Deferred income taxes	207,473	111,163
Deferred financing costs or compensation	154,735	154,735
Bad debt expense	514,607	242,448
Changes in assets and liabilities:
Accounts receivable	4,532,512	2,062,268
Inventories	904,526	(36,012)
Other current assets	(588,923)	(505,425)
Accounts payable	(1,261,903)	(731,770)
Accrued payroll	(464,739)	(377,890)
Taxes accrued and withheld	446,397	(594,102)
Income taxes	(1,160,406)	493,527
Accrued expenses	316,229	(170,210)
Other liabilities	(900)	(900)
Net cash provided by operating activities	6,549,476	5,996,657

Cash flows from investing activities:
Purchases of property and equipment	(1,544,375)	(1,035,117)
Proceeds from sales of property	55,008	62,538
Businesses acquired	-	(1,616,823)
Change in other assets	2,584	49,418
Net cash used in investing activities	(1,486,783)	(2,539,984)

Cash flows from financing activities:
Borrowings on line of credit	600,000	-
Payments on line of credit	-	(5,415,000)
Decrease in negative book cash balances	(459,355)	-
Proceeds from term debt and leases	-	767,852
Principal payments on long-term debt	(4,604,061)	(2,671,703)
Proceeds from exercise of stock options	-	54,310
Dividends paid	(599,277)	(1,198,315)
Net cash used in financing activities	(5,062,693)	(8,462,856)
Net decrease in cash and cash equivalents	-	(5,006,183)
Cash and cash equivalents, beginning of period	-	5,793,120
Cash and cash equivalents, end of period	$-	$786,937
See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
April 30, 2009

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

The following table summarizes the financial instruments measured at fair value in the accompanying consolidated balance sheet as of April 30, 2009:

	Fair Value Measurements as of
	April 30, 2009
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap	$-	$1,289,119	$-	$1,289,119

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)
2. Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options was 0 shares for the three and six months ended April 30, 2009 and 53,000 and 58,000 shares for the three and six months ended April 30, 2008.

3. Inventories
Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

Inventories consisted of the following:
	April 30,	October 31,
	2009	2008
Printing and newspaper:
Raw materials	$2,986,213	$3,137,060
Work in process	1,731,635	1,929,581
Finished goods	3,897,432	3,867,023
Office products and office furniture	2,494,314	3,080,454
	$11,109,594	$12,014,118
4. Long-Term Debt

Long-term debt consisted of the following:
	April 30,	October 31,
	2009	2008
Installment notes payable to banks	$638,347	$749,850
Term loan facility with a bank	59,082,442	63,575,000
	59,720,789	64,324,850
Less current portion	59,242,398	7,118,543
Long-term debt, net of current portion	$478,391	$57,206,307

The secured and unsecured credit facilities contain restrictive financial covenants requiring the Company to maintain certain financial ratios. The Company was unable to remain in compliance with certain of its financial covenants arising under substantially all of its long-term note agreements. The creditors have not waived the financial covenant requirements. The Company has been working with the different creditors to restructure the existing debt; however, an agreement satisfactory to the Company has not been reached. A total of $68,808,000 of long-term debt and outstanding revolving line of credit borrowing are subject to accelerated maturity and, as such, the creditors may, at their option, give notice to the Company that amounts owed are immediately due and payable. As a result, the full amount of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at April 30, 2009 representing $ 63,908,000. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest, including an excess cash flow recapture payment of approximately $2.0 million in January 2009.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

The Company can borrow a maximum of $30,000,000 under its revolving line of credit subject to a borrowing base limitation with interest payable monthly at the prime rate of interest and/or LIBOR plus a margin. The Company had borrowed $9,725,496  under this facility at April 30, 2009 and $9,125,496 in October 31, 2008. Pursuant to its borrowing base calculation, the Company had approximately $5.9 million and $9.1 million in additional availability under its $30.0 million revolving credit line at April 30, 2009 and October 31, 2008. The Company’s credit availability is calculated pursuant to a minimum excess availability plus cash and cash equivalents calculation subject to a $3.0 million threshold. The line of credit expires in September 2012 and contains certain restrictive financial covenants, is subject to borrowing base limitations and is collateralized by substantially all of the assets of the Company. The Company has not received any notice of line of credit limitations as a result of its debt covenant non-compliance.

There were no non-cash financing and investing activities for the three and six months ended April 30, 2009 and for 2008.

5. Shareholders’ Equity

The Company paid a dividend of six cents per share on December 26, 2008 to stockholders of record on December 5, 2008. The Company's Board of Directors did not declare a dividend for this quarter due to the Company's current credit position.

6. Commitments and Contingencies

As of April 30, 2009 the Company had contractual obligations in the form of leases and debt as follows:
	Payments Due by Fiscal Year
Contractual Obligations	2009	2010	2011	2012	2013	Residual	Total

Non-cancelable operating leases	$693,398	$1,098,549	$941,930	$782,343	$695,884	$121,640	$4,333,744

Revolving line of credit	9,725,496	-	-	-	-	-	9,725,496

Term debt	59,242,398	162,467	167,827	148,097	-	-	59,720,789
	$69,661,292	$1,261,016	$1,109,757	$930,440	$695,884	$121,640	$73,780,029

The Company paid $260,000 in December 2008 of an approximate aggregate commitment of $650,000 for certain equipment. The remaining payment for this equipment of approximately $390,000 was paid in May of 2009.

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

The Company did not issue any employee stock options for the three and six months ended April 30, 2009 and 2008.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

 8. Income Taxes

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) effective November 1, 2007 with no effect on the Company's consolidated financial statements. As of the date of adoption, the Company had approximately $150,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The Company was notified in April 2008 and an examination began in May 2008 by the IRS covering our fiscal year-end 2005 federal tax return.  This audit was completed and settled during the third quarter of 2008. As of April 30, 2009, the Company is subject to U.S. Federal income tax examinations for the fiscal tax years ended October 31, 2006, 2007 and 2008. State Income Tax returns are generally subject to a period of examination for a period of three to five years. We have one state income tax return covering our fiscal years ended 2004 and 2005 currently under examination and one state income tax return covering our fiscal year ended October 31, 2007 scheduled for examination.  Tax interest and penalties are classified as income taxes in the accompanying statements of income and were insignificant for all periods presented. The Company's unrecognized tax benefit at April 30, 2009 was approximately $36,000. The Company is currently unable to assess whether any significant increase or decrease to the unrecognized tax benefit will be recorded during the next 12 months.

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

The table below presents information about reported segments for the three and six months ended April 30:
2009 Quarter 2	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$25,057,118	$10,777,243	$3,861,516	$39,695,877
Elimination of intersegment revenue	(2,699,419)	(1,671,398)	-	(4,370,817)
Consolidated revenues	$22,357,699	$9,105,845	$3,861,516	$35,325,060

Operating income	691,331	548,318	385,235	1,624,884
Depreciation & amortization	834,143	45,569	426,672	1,306,384
Capital expenditures	968,343	10,734	4,551	983,628
Identifiable assets	51,560,070	2,150,999	81,897,739	135,608,808
Goodwill	2,226,837	1,230,485	35,437,456	38,894,778

2008 Quarter 2	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$29,624,176	$10,513,065	$4,547,667	$44,684,908
Elimination of intersegment revenue	(3,341,020)	(2,072,668)	-	(5,413,688)
Consolidated revenues	$26,283,156	$8,440,397	$4,547,667	$39,271,220

Operating income	1,844,897	472,077	757,299	3,074,273
Depreciation & amortization	840,732	56,405	455,285	1,352,422
Capital expenditures	644,434	10,028	21,022	675,484
Identifiable assets	56,219,332	2,550,617	81,369,072	140,139,021
Goodwill	2,226,837	1,230,485	35,397,042	38,854,364

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

2009 Year to Date	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$50,244,044	$21,788,166	$8,374,306	$80,406,516
Elimination of intersegment revenue	(5,370,916)	(3,444,919)	-	(8,815,835)
Consolidated revenues	$44,873,128	$18,343,247	$8,374,306	$71,590,681

Operating income	(218,420)	797,969	1,047,490	1,627,039
Depreciation & amortization	1,674,256	95,958	852,490	2,622,704
Capital expenditures	1,436,316	67,871	40,188	1,544,375
Identifiable assets	51,560,070	2,150,999	81,897,739	135,608,808
Goodwill	2,226,837	1,230,485	35,437,456	38,894,778

2008 Year to Date	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$58,131,943	$22,571,197	$9,583,449	$90,286,589
Elimination of intersegment revenue	(6,668,654)	(4,052,943)	-	(10,721,597)
Consolidated revenues	$51,463,289	$18,518,254	$9,583,449	$79,564,992

Operating income	3,188,977	971,776	2,117,358	6,278,111
Depreciation & amortization	1,759,503	111,292	808,743	2,679,538
Capital expenditures	927,075	53,030	55,012	1,035,117
Identifiable assets	56,219,332	2,550,617	81,369,072	140,139,021
Goodwill	2,226,837	1,230,485	35,397,042	38,854,364

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

A reconciliation of total segment revenues and of total segment operating income to consolidated income (loss) before income taxes, for the three and six months ended April 30, 2009 and 2008, is as follows:

	Three months		Six months
	2009	2008	2009	2008
Revenues:
Total segment revenues	$39,695,877	$44,684,908	$80,406,516	$90,286,589
Elimination of intersegment revenue	(4,370,817)	(5,413,688)	(8,815,835)	(10,721,597)
Consolidated revenue	$35,325,060	$39,271,220	$71,590,681	$79,564,992

Operating income:
Total segment operating income	$1,624,884	$3,074,273	$1,627,039	$6,278,111
Interest income	47	25,999	2,771	51,235
Interest expense	(1,169,984)	(1,365,777)	(2,269,317)	(3,114,959)
Other income	10,653	19,700	34,766	32,915
Consolidated income (loss) before income taxes	$465,600	$1,754,195	$(604,741)	$3,247,302

Identifiable assets:
Total segment identifiable assets	$135,608,808	$140,139,021	$135,608,808	$140,139,021
Elimination of intersegment assets	–	–	–	–
Total consolidated assets	$135,608,808	$140,139,021	$135,608,808	$140,139,021

11. Derivative Instruments and Hedging Activities

The Company adopted Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133" (SFAS 161) effective February 1, 2009. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.

Cash Flow Hedges Designated as an Effective Hedging Instrument

Instrument	Notional Amount April 30, 2009	Maturity Date	Fair Value at April 30, 2009	Fair Value at October 31, 2009	Gain (loss) in OCI for six months ending April 30, 2009	Balance in accrued liabilities and OCI as at April 30, 2009 (1)
Interest Rate Swap, net of tax	$22,375,000	October 29, 2010	$(773,471)	$(557,913)	$(215,558)	$(773,471)
TOTAL	$22,375,000		$(773,471)	$(557,913)	$(215,558)	$(773,471)

(1) This balance is net of tax, the gross amount recorded as a liability on the Company's balance sheet at April 30, 2009 is $1,289,119.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)
Interest Rate Swaps

In connection with its current long-term debt facility, the Company uses an interest rate swap to limit its exposure to changing interest rates and future cash outflows for interest. The interest rate swap provides for the Company to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount (actual one-month LIBOR rate of 0.43% at April 30, 2009). As of April 30, 2009, the Company has $22,375,000 of interest rate swaps which convert an aggregate notional principal amount of $22,375,000 (or approximately 32% of its interest-bearing debt). The fixed rate of the current interest rate swap is 4.78%. The Company does not use its interest rate swap for speculative purposes.

During fiscal 2007, the Company entered into an interest rate swap for $25.0 million, with its principal lender to reduce the risk of changes in cash flows associated with interest payments due to changes in one-month LIBOR in accordance with the terms of its credit agreement. The interest rate swap expires prior to the period which the senior credit extends. The objective of the swap is to hedge the risk of changes in cash flows associated with the first future interest payments on floating rate debt with an initial notional amount 25.0 million which is subject to changes in the one-month LIBOR rate, and therefore the cash flow from the derivative is expected to offset any changes in the first interest payments on floating rate debt with an initial notional amount of $25.0 million due to changes in one-month LIBOR. This is a hedge of specified cash flows. As a result, the interest rate swap is a derivative and was designated as a hedging instrument at the initiation of the swap. The Company has applied cash flow hedge accounting in accordance with FAS 133. At the end of each period, the interest rate swap is recorded in the consolidated balance sheet at fair value. The swap is recorded on a gross basis with the corresponding deferred tax recorded separately and reflected net of tax for OCI. Any related increases or decreases in the fair value are recognized on the Company's balance sheet within accumulated other comprehensive income.

The Company considers its interest rate swap to be a Level 2 measurement under the FAS 157 hierarchy. The fair value of the interest rate swap is calculated monthly by the Company's principal lender. The Company believes the valuation of the interest rate swap can be sensitive to changes in the current and future one month LIBOR rates, which can have a material impact on the fair value of the derivative. However, as these swaps are used to manage the Company's cash outflows, these changes will not impact its liquidity and capital resources. Furthermore, since the interest rate swap is deemed as an effective hedging instrument, these changes do not impact income from operations, as they would be included in other comprehensive income.

The Company assesses the effectiveness of its interest rate swap as defined in FAS 133 on a quarterly basis. The Company has considered the impact of the current credit crisis in the United States in assessing the risk of the counterparty default. The Company believes that it is still likely that the counterparty for the swap will continue to act throughout the contract period, and as a result continues to deem the swap as an effective hedging instrument. A counterparty's default risk is considered in the valuation of the interest rate swap.

Management has assessed that its cash flow hedges have no ineffectiveness, as determined by the hypothetical derivative method. If the hedge of the interest rate swap, was deemed ineffective, or extinguished by either counterparty, any accumulated gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the period.

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

Newspaper trademark and masthead (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually (at year end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of these intangible assets with their carrying amount. The Company performed impairment tests on newspaper trademark and mastheads as of January 31, 2009.

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

No impairment loss was recognized on goodwill, trademarks, masthead or amortizing intangibles at April 30, 2009. The Company will continue to monitor market conditions due to existence of certain indicators which may lead to impairment charges in future periods.

13. Subsequent Event

On May 22, 2009 the Company announced a reduction in force at its Champion Publishing subsidiary resulting in the elimination of 24 positions. The Company anticipates recording a charge of approximately $150,000 during the third quarter of 2009 associated with employee related separation costs.

Champion Industries, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Consolidated Statements of Income as a percentage of total revenues.

	Percentage of Total Revenues
	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Revenues:
Printing	63.3%	66.9%	62.7%	64.7%
Office products and office furniture	25.8	21.5	25.6	23.3
Newspaper	10.9	11.6	11.7	12.0
Total revenues	100.0	100.0	100.0	100.0

Cost of sales and newspaper operating costs:
Printing	46.2	47.0	47.1	45.6
Office products and office furniture	18.2	14.5	18.3	16.3
Newspaper cost of sales and operating costs	6.0	6.0	6.4	5.8
Total cost of sales and newspaper operating costs	70.4	67.5	71.8	67.7
Gross profit	29.6	32.5	28.2	32.3
S Selling, general and administrative expenses	25.0	24.7	26.0	24.4
	0.0	0.0	(0.1)	0.0
Income from operations	4.6	7.8	2.3	7.9
Interest income	0.0	0.1	0.0	0.1
Interest expense	(3.3)	(3.5)	(3.2)	(3.9)
Other income	0.0	0.1	0.1	0.0
	(3.3)	(3.3)	(3.1)	(3.8)
Income (loss) before taxes	1.3	4.5	(0.8)	4.1
Income tax benefit (expense)	0.5	(0.9)	1.3	(0.7)
Net income	1.8%	3.6%	0.5%	3.4%

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended April 30, 2009 Compared to Three Months Ended April 30, 2008

Revenues

Total revenues decreased 10% in the second quarter of 2009 compared to the same period in 2008 from $39.3 million to $35.3 million. Printing revenue decreased 14.9% in the second quarter of 2009 to $22.4 million from $ 26.3 million in the second quarter of 2008. Office products and office furniture revenue increased 7.9% in the second quarter of 2009 to $9.1 million from $8.4 million in the second quarter of 2008. The decrease in printing sales was primarily associated with the continued impact of the global economic crisis. Office products and office furniture sales were stronger in the second quarter of 2009 when compared to the second quarter of 2008. This was indicative of higher furniture sales offset by reductions in office products sales. The company recorded newspaper revenues associated with The Herald-Dispatch of approximately $3.9 million consisting of advertising revenue of approximately $2.9 million and $1.0 million in circulation revenues for the three months ended April 30, 2009. The company recorded newspaper revenues associated with The Herald-Dispatch of approximately $4.5 million consisting of advertising revenue of approximately $3.5 million and $1.0 million in circulation revenues for the three months ended April 30, 2008. The on-line revenues for the three months ended April 30, 2009 and April 30, 2008 approximated $230,000 and $395,000 and are recorded as a component of advertising revenue. The reduction in newspaper revenues is primarily associated with a decrease in advertising revenues associated with decreased advertising demand due to the global economic crisis.

Cost of Sales

Total cost of sales decreased 6.1% in the second quarter of 2009 to $24.9 million from $26.5 million in the second quarter of 2008. Printing cost of sales in the second quarter of 2009 decreased $2.1 million over the prior year and increased as a percentage of printing sales from 70.3% in 2008 to 73.1% in 2009. The printing gross margin dollar decrease resulted from lower sales volume coupled with higher cost of goods sold as a percentage of printing sales.  Office products and office furniture cost of sales increased in 2009 from 2008 levels due to increased sales which were coupled with higher cost of goods sold as a percentage of office products and office furniture sales of  67.5% in 2008 to 70.6% in 2009, thus representing compression in gross margin percent in the office products and office furniture segment.  Newspaper cost of sales and operating costs as a percent of newspaper sales were 55.2% and 51.4%  for the three months ended April 30, 2009 and 2008.

Operating Expenses

In the second quarter of 2009, selling, general and administrative expenses decreased on a gross dollar basis to $8.8 million from $ 9.7 million in 2008, a decrease of $874,000 or 9.0%. As a percentage of total sales, the selling, general and administrative expenses increased on a quarter to quarter basis in 2009 to 25.0% from 24.7% in 2008. The decrease in selling, general and administrative expenses is primarily the result of payroll related reductions associated in part with cost reduction initiatives.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Income from Operations and Other Income and Expenses

Income from operations decreased in the second quarter of 2009 to $1.6 million from $3.1 million in the second quarter of 2008. This decrease is the result of reduced contributions primarily due to revenue reductions at the Company's printing and newspaper operating segments. Other expense (net), decreased approximately $161,000 from 2008 to 2009 primarily due to decreases in interest expense, resulting from lower average borrowings and lower rates associated with the financing to purchase The Herald-Dispatch.

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

Income Taxes

The Company’s effective income tax benefit (expense) rate was a benefit of 36.7 % for the second quarter of 2009 and an expense of (20.5%) for the second quarter of 2008. The income tax benefit (expense) rate is reflective of amortization expense deductions recorded as a permanent difference due to the acquisition of The Herald-Dispatch.  The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the second quarter of 2009 was $636,000 compared to $1,395,000  in the second quarter of 2008. Basic and diluted earnings per share for the three months ended April 30, 2009 and 2008 were $0.06 and $0.14.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued

Six Months Ended April 30, 2009 Compared to Six Months Ended April 30, 2008

Revenues

Total revenues decreased 10.0% in the first six months of 2009 compared to the same period in 2008 to $71.6 million from $79.6 million. Printing revenue decreased 12.8% in the six month period ended April 30, 2009 to $44.9 million from $51.5 million in the same period in 2008. Office products and office furniture revenue decreased 1.0% in the six month period ended April 30, 2009 to $18.3 million from $18.5 million in the same period in 2008. The decrease in printing sales was primarily associated with the continued impact of the global economic crisis. The decrease in office products and office furniture sales was primarily due lower office product sales partially offset by higher office furniture sales.  The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $8.4 million consisting of advertising revenues of approximately $6.4 million and $2.0 million in circulation revenues for the six months ended April 30, 2009.  The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $9.6 million consisting of advertising revenues of approximately $7.5 million and $2.1 million in circulation revenues for the six months ended April 30, 2008. The on-line revenues for the six months ended April 30, 2009 and 2008 approximated $495,000 and $735,000 and are recorded as a component of advertising revenue. The reduction in newspaper revenues is primarily associated with a decrease in advertising revenues associated with decreased advertising demand due to the global economic crisis.

Cost of Sales

Total cost of sales decreased 4.7% in the six months ended April 30, 2009 to $51.4 million from $53.9 million in the six months ended April 30, 2008. Printing cost of sales decreased 7.1% in the six months ended April 30, 2009 to $33.7 million from $36.3 million in the six months ended April 30, 2008. The decrease in printing cost of sales was primarily due to the decrease in printing sales partially offset by a reduction in gross margin percent. Office products and office furniture cost of sales remained essentially flat in the six months ended April 30, 2009. Newspaper cost of sales and operating costs as a percent of newspaper sales were 54.6% and 48.10% for the six months ended April 30, 2009 and 2008.

Operating Expenses

During the six months ended April 30, 2009 compared to the same period in 2008, selling, general and administrative expenses increased as a percentage of sales to 26% from 24.4%. Total selling, general and administrative expenses (S,G & A) decreased $759,000. The increase in S, G & A expenses as a percent of sales is primarily due to lower sales. The decrease in total S,G & A costs is primarily reflective of payroll related reductions associated in part with cost reduction initiatives. These actions were partially offset by increases in bad debt expense.

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

Newspaper trademark and masthead (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually (at year end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of these intangible assets with their carrying amount. The Company performed impairment tests on newspaper trademark and mastheads as of January 31, 2009.

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

No impairment loss was recognized on goodwill, trademarks, masthead or amortizing intangibles at April 30, 2009. The Company will continue to monitor market conditions due to existence of certain indicators which may lead to impairment charges in future periods.

Income from Operations and Other Income and Expenses

Income from operations decreased 74.1% in the six month period ended April 30, 2009 to $1.6 million from $6.3 million in the same period of 2008. This decrease is the result of revenue reductions and associated gross margin compaction at the Company's printing and newspaper operating segments.  Other Expense (net), decreased approximately $800,000 from 2008 to 2009 primarily due to decreases in interest expense, resulting from lower average borrowings and lower interest rates associated with the financing to purchase The Herald-Dispatch.

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

Income Taxes

The Company’s effective income tax benefit (expense) rate was a benefit of 157% for the six months ended April 30, 2009, and an expense of (17.7%) in the same period of 2008. The income tax benefit (expense) rate is reflective of amortization expense deductions recorded as a permanent difference due to the acquisition of The Herald-Dispatch. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)
Net Income

Net income for the six months ended April 30, 2009 was $343,000 compared to $2.7 million for the same period in 2008. Net income for the first six months of 2009 decreased over 2008 levels due to the reasons discussed above. Basic and diluted earnings per share for the six months ended April 30, 2009 was $0.03 compared to 2008, at $ 0.27.

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

The United States economy has been in a recession since December 2007, according to the National Bureau of Economic Research, and it it widely believed that certain elements of economy, such as housing, were in decline before that time. The duration and depth of an economic recession in markets in which the Company operates may further reduce its future advertising and circulation revenue, printing revenue, office products revenue and office furniture revenue operating results and cash flows.

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

Liquidity and Capital Resources

Net cash provided by operations for the six months ended April 30, 2009, was $6.5 million compared to net cash provided by operations of $6.0 million during the same period in 2008. This change in net cash from operations is due primarily to timing changes in assets and liabilities.

Net cash used in investing activities for the six months ended April 30, 2009 was $1.5 million compared to $2.5 million during the same period in 2008. The net cash used in investing activities during the first six months of 2009 primarily relate to the purchase of equipment and vehicles. The net cash used in investing activities during the first six months of 2008 primarily related to the payment of the working capital adjustment associated with the acquisition of The Herald-Dispatch and the purchase of equipment and vehicles.

Net cash used in financing activities for the six months ended April 30, 2009 was $5.1 million compared to $8.5 million during the same period in 2008. This decrease is primarily due to higher payments on the line of credit in 2008 and a reduction in dividends paid in 2009.

The Company’s off balance sheet arrangements at April 30, 2009 relate to the Syscan acquisition and are associated with a put option from Williams Land Corporation to sell a building to the Company for $1.5 million. This option may be exercised no later than 60 days prior to the end of the lease and closing of said purchase cannot exceed 45 days from the end of the lease. The lease term concludes effective September 1, 2009.

Working capital on April 30, 2009 was $(44.5) million and at October 31, 2008 was $20.4  million. The decrease in working capital is associated with the classification as current liability of $63.9 million of debt which was long-term. This debt was reclassified due to the Company's inability to remain in compliance with certain of its financial covenants. The Company has been working with the different creditors to restructure the existing debt; however an agreement satisfactory to the Company has not been reached.

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

Special Note Regarding Forward-Looking Statements

Certain statements contained in this Form 10-Q, including without limitation statements including the word “believes,” “anticipates,” “intends,” “expects” or words of similar import, constitute “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, changes in business strategy or development plans and other factors referenced in this Form 10-Q , including without limitations under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments

ITEM 3a. Quantitative and Qualitative Disclosure About Market Risk

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first six months of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1A. Risk Factors

There were no material changes in risk factors from disclosures previously reported in our annual report on Form 10-K for the fiscal year ended October 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held March 16, 2009, the following matters were voted upon:

a)	Fixing the number of directors at seven (7) and election of the following nominees as directors, with votes “for” and “withheld,” as well as broker non-votes, as follows:
Director	Votes “For”	Votes “Withheld”	Broker Non-votes
Louis J. Akers	9,176,521	97,422	-0-
Philip E. Cline	8,122,937	1,151,066	-0-
Harley F. Mooney, Jr.	9,160,456	113,487	-0-
A. Michael Perry	9,149,735	124,208	-0-
Marshall T. Reynolds	9,103,107	170,836	-0-
Neal W. Scaggs	9,154,301	119,642	-0-
Glenn W. Wilcox, Sr.	9,104,204	109,739	-0-

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

CHAMPION INDUSTRIES, INC.

Date: June 15, 2009	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: June 15, 2009	/s/ Toney K. Adkins
Toney K. Adkins
President and Chief Operating Officer

Date: June 15, 2009	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer