Form 10-Q
period 2009-09-11
CHAMPION INDUSTRIES INC
filed 2009-09-11
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

OR

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site , if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SEC. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes___ No___.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____No  ✓ .

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common stock, $1.00 par value per share	9,987,913 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	July 31,	October 31,
	2009 (Unaudited)	2008 (Audited)
Current assets:
Cash and cash equivalents	$106,347	$-
Accounts receivable, net of allowance of $1,143,000 and $1,851,000	16,886,964	23,888,688
Inventories	10,597,010	12,014,118
Income tax refund	2,482,286	711,096
Other current assets	1,161,905	833,066
Deferred income tax assets	937,832	1,130,742
Total current assets	32,172,344	38,577,710

Property and equipment, at cost:
Land	2,120,689	2,120,689
Buildings and improvements	12,144,389	12,110,480
Machinery and equipment	57,311,282	55,407,620
Furniture and fixtures	4,163,854	4,089,466
Vehicles & other	3,153,493	3,144,682
	78,893,707	76,872,937
Less accumulated depreciation	(52,628,226)	(49,764,709)
	26,265,481	27,108,228

Cash surrender value of officers’ life insurance	353,567	874,397
Goodwill	38,894,778	38,894,778
Deferred financing costs	1,276,566	1,508,669
Other intangibles, net of accumulated amortization	14,951,919	15,730,841
Trademark & masthead	18,515,316	18,515,316
Other assets	56,030	68,906
	74,048,176	75,592,907
Total assets	$132,486,001	$141,278,845

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	July 31,	October 31,
	2009 (Unaudited)	2008 (Audited)
Current liabilities:
Notes Payable, line of credit	$8,725,496	$-
Negative book cash balances	-	986,704
Accounts payable	2,802,233	4,844,725
Accrued payroll	2,138,403	2,726,911
Taxes accrued and withheld	1,526,871	987,385
Accrued expenses	1,741,604	1,546,055
Current portion of long-term debt:
Notes payable	58,175,644	7,118,543
Total current liabilities	75,110,251	18,210,323
Long-term debt, net of current portion:
Line of credit	-	9,125,496
Notes payable, term	848,100	57,206,307
Other liabilities	1,133,075	939,006
Deferred income tax liabilities	3,874,054	3,937,658
Total liabilities	80,965,480	89,418,790
Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,987,913 and 9,987,913 shares issued and outstanding	9,987,913	9,987,913
Additional paid-in capital	22,768,610	22,768,610
Retained earnings	19,439,163	19,661,445
Other comprehensive loss	(675,165)	(557,913)
Total shareholders’ equity	51,520,521	51,860,055
Total liabilities and shareholders’ equity	$132,486,001	$141,278,845

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Revenues:
Printing	$20,943,727	$25,310,637	$65,816,855	$76,773,926
Office products and office furniture	9,025,837	9,796,451	27,369,084	28,314,705
Newspaper	3,899,621	4,609,131	12,273,927	14,192,580
Total revenues	33,869,185	39,716,219	105,459,866	119,281,211

Cost of sales and newspaper operating costs:
Printing	15,864,454	18,211,453	49,543,157	54,480,388
Office products and office furniture	6,256,070	6,804,811	19,377,572	19,824,259
Newspaper cost of sales and operating costs	2,082,670	2,428,051	6,655,320	7,037,662
Total cost of sales and newspaper operating costs	24,203,194	27,444,315	75,576,049	81,342,309
Gross profit	9,665,991	12,271,904	29,883,817	37,938,902

Selling, general and administrative expenses	8,758,148	9,846,190	27,387,608	29,235,077
Hurricane and relocation costs, net recoveries	-	-	(38,673)	-
Income from operations	907,843	2,425,714	2,534,882	8,703,825

Other income benefit (expenses):
Interest income	-	9,880	2,771	61,115
Interest expense	(1,449,210)	(1,270,690)	(3,718,527)	(4,385,648)
Other	14,081	16,820	48,847	49,734
	(1,435,129)	(1,243,990)	(3,666,909)	(4,274,799)

Income (Loss) before income taxes	(527,286)	1,181,724	(1,132,027)	4,429,026
Income tax benefit (expense)	561,275	(114,809)	1,509,024	(688,947)
Net income	$33,989	$1,066,915	$376,997	$3,740,079

Earnings per share
Basic	$0.00	$0.11	$0.04	$0.37
Diluted	$0.00	$0.11	$0.04	$0.37

Weighted average shares outstanding:
Basic	9,988,000	9,988,000	9,988,000	9,986,000
Diluted	9,988,000	10,023,000	9,988,000	10,036,000
Dividends per share	$0.00	$0.06	$0.06	$0.18

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance, October 31, 2008	9,987,913	$9,987,913	$22,768,610	$19,661,445	$(557,913)	$51,860,055

Comprehensive income:
Net income for 2009	-	-	-	376,997	-	376,997
Other comprehensive loss (net of tax)	-	-	-	-	(117,252)	(117,252)
Total comprehensive income	-	-	-	376,997	(117,252)	259,745

Dividends ($0.06 per share)	-	-	-	(599,279)	-	(599,279)

Balance, July 31, 2009	9,987,913	$9,987,913	$22,768,610	$19,439,163	$(675,165)	$51,520,521

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended July 31,
	2009	2008
Cash flows from operating activities:
Net income	$376,997	$3,740,079
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,931,633	4,033,131
Gain on sale of assets	(14,943)	(2,254)
Deferred income taxes	207,473	111,163
Deferred financing costs	232,103	232,103
Bad debt expense	619,966	358,244
Changes in assets and liabilities:
Accounts receivable	6,381,758	1,016,231
Inventories	1,417,108	(85,704)
Other current assets	(328,839)	(206,577)
Accounts payable	(2,042,492)	(962,517)
Accrued payroll	(588,508)	169,308
Taxes accrued and withheld	539,486	(304,745)
Income taxes	(1,771,190)	365,844
Accrued expenses	195,549	19,156
Other liabilities	(1,350)	(1,350)
Net cash provided by operating activities	9,154,751	8,482,112

Cash flows from investing activities:
Purchases of property and equipment	(1,787,074)	(2,107,847)
Proceeds from sales of property	83,808	148,749
Businesses acquired	-	(1,616,823)
Proceeds from cash surrender value of officers' life insurance	520,830	-
Change in other assets	3,876	50,711
Net cash used in investing activities	(1,178,560)	(3,525,210)

Cash flows from financing activities:
Borrowing on line of credit	600,000	-
Payments on line of credit	(1,000,000)	(5,415,000)
Proceeds from term debt and leases	-	767,852
Principal payments on long-term debt	(5,883,861)	(4,029,754)
Proceeds from exercise of stock options	-	54,310
Dividends paid	(599,279)	(1,797,589)
Net cash used in financing activities	(6,883,140)	(10,420,181)
Net increase (decrease) in cash and cash equivalents	1,093,051	(5,463,279)
Cash and cash equivalents, beginning of period	(986,704)	5,793,120
Cash and cash equivalents, end of period	$106,347	$329,841
See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
July 31, 2009
1. Basis of Presentation and Business Operations

The foregoing financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 2008, and related notes thereto contained in Champion Industries, Inc.’s Form 10-K dated January 19, 2009. The accompanying interim financial information is unaudited. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. The balance sheet information as of October 31, 2008 was derived from our audited financial statements. For the third quarter, we evaluated subsequent events through September 4, 2009.

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

The following table summarizes the financial instruments measured at fair value in the accompanying consolidated balance sheet as of July 31, 2009:

	Fair Value Measurements as of
	July 31, 2009
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap	$-	$1,125,275	$-	$1,125,275

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)
2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options was 0 and 0 shares for the three and nine months ended July 31, 2009 and 35,000 and 51,000 shares for the three and nine months ended July 31, 2008.

3. Inventories

Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

Inventories consisted of the following:
	July 31, 2009	October 31, 2008
Printing and newspaper:
Raw materials	$2,816,403	$3,137,060
Work in process	1,572,994	1,929,581
Finished goods	3,622,808	3,867,023
Office products and office furniture	2,584,805	3,080,454
	$10,597,010	$12,014,118

4. Long-Term Debt

Long-term debt consisted of the following:
	July 31, 2009	October 31, 2008
Installment notes payable to banks	$1,166,302	$749,850
Term loan facility with a bank	57,857,442	63,575,000
	59,023,744	64,324,850
Less current portion	58,175,644	7,118,543
Long-term debt, net of current portion	$848,100	$57,206,307

The secured and unsecured credit facilities contain restrictive financial covenants requiring the Company to maintain certain financial ratios. The Company was unable to remain in compliance with certain of its financial covenants arising under substantially all of its long-term note agreements. The creditors have not waived the financial covenant requirements. The Company received a notice of default on March 25, 2009 which was reported pursuant to item 2.04 of form 8k filed March 27, 2009.  This notice of default advised that the administrative agent had not waived the event of default and reserves all rights and remedies thereof.  These remedies include, under the credit agreement, the right to accelerate and declare due and immediately payable the principal and accrued interest on all loans outstanding under the credit agreement.  The notice of default further stated that any extension of additional credit under the credit agreement would be made by the lenders in their sole discretion without any intention to waive any event of default. The Company has been working with the different creditors to restructure the existing debt; however, an agreement satisfactory to the Company has not been reached. A total of $66,583,000 of long-term debt and outstanding revolving line of credit borrowing are subject to accelerated maturity and, as such, the creditors may, at their option, give notice to the Company that amounts owed are immediately due and payable. As a result, the full amount of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at July 31, 2009 representing $61,683,000. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest, including an excess cash flow recapture payment of approximately $2.0 million in January 2009 and net payments of $400,000 on the Company's revolving line of credit in 2009.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

The Company can borrow a maximum of $30,000,000 under its revolving line of credit subject to a borrowing base limitation with interest payable monthly at the prime rate of interest and/or LIBOR plus a margin. The Company had borrowed $8,725,496  under this facility at July 31, 2009 and $9,125,496 in October 31, 2008. Pursuant to its borrowing base calculation, the Company had approximately $8.1 million and $9.1 million at July 31, 2009 and October 31, 2008 in minimum excess availability plus cash and cash equivalents pursuant to its borrowing base calculations. The Company also has a covenant in which the minimum excess availability plus cash and cash equivalents is required to be in excess of $3 million. During the third quarter of 2009, the administrative agent of the Company's credit facility placed a $5.0 million reserve against the Company's availability pursuant to its borrowing base calculations. Therefore the Company has $3.1 million and $9.1 million in additional availability under its $30.0 million revolving credit line at July 31, 2009 and October 31, 2008. The line of credit expires in September 2012 and contains certain restrictive financial covenants, is subject to borrowing base limitations and is collateralized by substantially all of the assets of the Company.

There were no non-cash financing and investing activities for the three and nine months ended July 31, 2008. The Company financed the purchase of a printing press of $500,000 and vehicles of $83,000 during the third quarter of 2009 which were non-cash investing and financing activities. The aggregate commitment remaining for the purchase and installation of the press approximates $100,000 and the total financing commitment inclusive of the funded portion is $600,000.

5. Shareholders’ Equity

The Company paid a dividend of six cents per share on December 26, 2008 to stockholders of record on December 5, 2008. The Company's Board of Directors has not declared or paid dividends since December 2008 due to the Company's current credit position.

6. Commitments and Contingencies

As of July 31, 2009 the Company had contractual obligations in the form of leases and debt as follows:
	Payments Due by Fiscal Year
Contractual Obligations	2009	2010	2011	2012	2013	Residual	Total

Non-cancelable operating leases	$381,009	$1,098,549	$941,930	$782,343	$695,884	$121,640	$4,021,355

Revolving line of credit	8,725,496	-	-	-	-	-	8,725,496

Term debt	57,936,124	320,464	314,464	290,573	162,119	-	59,023,744
	$67,042,629	$1,419,013	$1,256,394	$1,072,916	$858,003	$121,640	$71,770,595

7. Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R (revised 2004), "Share-Based Payment." This statement revised SFAS No. 123, "Accounting for Stock-Based Compensation," and requires companies to expense the value of employee stock options and similar awards. The effective date of this standard initially was for interim and annual periods beginning after June 15, 2005. On April 14, 2005, the United States Securities and Exchange Commission amended the effective date of this standard to the beginning of a company's fiscal year that begins after June 15, 2005. Therefore, the effective date of this standard for the Company was November 1, 2005. Since the Company's outstanding employee stock options vested immediately in the year granted, the initial adoption of this standard had no effect on the Company's financial statements. However the company will be required to expense the fair value of the employee stock options when future options are granted or when existing options are modified or repurchased pursuant to the provisions of SFAS No. 123R.

The Company did not issue any employee stock options for the three months and the nine months ended July 31, 2009 and 2008.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

8. Income Taxes

The Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) effective November 1, 2007 with no effect on the Company's consolidated financial statements. As of the date of adoption, the Company had approximately $150,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The Company was notified in April 2008 and an examination began in May 2008 by the IRS covering our fiscal year-end 2005 federal tax return.  This audit was completed and settled during the third quarter of 2008. As of July 31, 2009, the Company is subject to U.S. Federal income tax examinations for the fiscal tax years ended October 31, 2007 and 2008. State Income Tax returns are generally subject to a period of examination for a period of three to five years. We have one state income tax return covering our fiscal years ended 2004 and 2005 currently under examination and one state income tax return covering our fiscal year ended October 31, 2007 scheduled for examination.  Tax interest and penalties are classified as income taxes in the accompanying statements of income and were insignificant for all periods presented. The Company's unrecognized tax benefit at July 31, 2009 was approximately $36,000. The Company is currently unable to assess whether any significant increase or decrease to the unrecognized tax benefit will be recorded during the next 12 months.

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

The Williams Land Corporation has the option to put the 3000 Washington Street building occupied by Syscan to the Company for a price of $1.5 million and the Company has the option to purchase the building for $1.5 million at the conclusion of the five year lease term ending September 1, 2009. This option may be exercised no later than 60 days prior to the end of the lease and closing of said purchase cannot exceed 45 days from the end of the lease.  The company exercised its option to purchase this building on June 16, 2009.

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

The table below presents information about reported segments for the three and nine months ended July 31:

2009 Quarter 3	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$23,421,174	$10,575,598	$3,899,621	$37,896,393
Elimination of intersegment revenue	(2,477,447)	(1,549,761)	-	(4,027,208)
Consolidated revenues	$20,943,727	9,025,837	$3,899,621	$33,869,185

Operating income (loss)	(210,289)	661,592	456,540	907,843
Depreciation & amortization	851,308	30,880	426,741	1,308,929
Capital expenditures	809,359	9,142	6,953	825,454
Identifiable assets	50,435,085	526,240	81,524,676	132,486,001
Goodwill	2,226,837	1,230,485	35,437,456	38,894,778

2008 Quarter 3	Printing	Office Products & Furniture	Newspaper	Total
Revenues	$28,577,242	$11,803,597	$4,609,131	$44,989,970
Elimination of intersegment revenue	(3,266,605)	(2,007,146)	-	(5,273,751)
Consolidated revenues	$25,310,637	$9,796,451	$4,609,131	$39,716,219

Operating income	990,242	722,955	712,517	2,425,714
Depreciation & amortization	887,680	51,952	413,961	1,353,593
Capital expenditures	910,128	20,667	141,935	1,072,730
Identifiable assets	55,413,704	3,492,425	81,137,206	140,043,335
Goodwill	2,226,837	1,230,485	35,397,042	38,854,364

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

2009 Year to Date	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$73,665,217	$32,363,763	$12,273,927	$118,302,907
Elimination of intersegment revenue	(7,848,362)	(4,994,679)	-	(12,843,041)
Consolidated revenues	$65,816,855	$27,369,084	$12,273,927	$105,459,866

Operating income (loss)	(428,709)	1,459,560	1,504,031	2,534,882
Depreciation & amortization	2,525,565	126,837	1,279,231	3,931,633
Capital expenditures	2,245,675	77,013	47,141	2,369,829
Identifiable assets	50,435,085	526,240	81,524,676	132,486,001
Goodwill	2,226,837	1,230,485	35,437,456	38,894,778

2008 Year to Date	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$86,709,185	$34,374,794	$14,192,580	$135,276,559
Elimination of intersegment revenue	(9,935,259)	(6,060,089)	-	(15,995,348)
Consolidated revenues	$76,773,926	$28,314,705	$14,192,580	$119,281,211

Operating income	4,179,219	1,694,730	2,829,876	8,703,825
Depreciation & amortization	2,647,183	163,244	1,222,704	4,033,131
Capital expenditures	1,837,203	73,697	196,947	2,107,847
Identifiable assets	55,413,704	3,492,425	81,137,206	140,043,335
Goodwill	2,226,837	1,230,485	35,397,042	38,854,364

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

	Three months		Nine months
	2009	2008	2009	2008
Revenues:
Total segment revenues	$37,896,393	$44,989,970	$118,302,907	$135,276,559
Elimination of intersegment revenue	(4,027,208)	(5,273,751)	(12,843,041)	(15,995,348)
Consolidated revenue	$33,869,185	$39,716,219	$105,459,866	$119,281,211

Operating income:
Total segment operating income	$907,843	$2,425,714	$2,534,882	$8,703,825
Interest income	-	9,880	2,771	61,115
Interest expense	(1,449,210)	(1,270,690)	(3,718,527)	(4,385,648)
Other income	14,081	16,820	48,847	49,734
Consolidated income (loss) before income taxes	$(527,286)	$1,181,724	$(1,132,027)	$4,429,026

Identifiable assets:
Total segment identifiable assets	$132,486,001	$140,043,335	$132,486,001	$140,043,335
Elimination of intersegment assets	-	-	-	-
Total consolidated assets	$132,486,001	$140,043,335	$132,486,001	$140,043,335

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

Cash Flow Hedges Designated as an Effective Hedging Instrument

Instrument	Notional Amount July 31, 2009	Maturity Date	Fair Value at July 31, 2009	Fair Value at October 31, 2008	Gain (loss) in OCI for nine months ending July 31, 2009	Balance in accrued liabilities and OCI as at July 31, 2009 (1)
Interest Rate Swap, net of tax	$21,900,000	October 29, 2010	$(675,165)	$(557,913)	$(117,252)	$(675,165)
TOTAL	$21,900,000		$(675,165)	$(557,913)	$(117,252)	$(675,165)

(1) This balance is net of tax, the gross amount recorded as a liability on the Company's balance sheet at July 31, 2009 is $1,125,275.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)
Interest Rate Swaps

In connection with its current long-term debt facility, the Company uses an interest rate swap to limit its exposure to changing interest rates and future cash out flows for interest. The interest rate swap provides for the Company to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount (actual one-month LIBOR rate of 0.29% at July 31, 2009). As of July 31, 2009, the Company has $21,900,000 of interest rate swaps which convert an aggregate notional principal amount of $21,900,000 (or approximately 32% of its interest-bearing debt). The fixed rate of the current interest rate swap is 4.78%. The Company does not use its interest rate swap for speculative purposes.

During fiscal 2007, the Company entered into an interest rate swap for $25.0 million, with its principal lender to reduce the risk of changes in cash flows associated with interest payments due to changes in one-month LIBOR in accordance with the terms of its credit agreement. The interest rate swap expires prior to the period in which the senior credit expires. The objective of the swap is to hedge the risk of changes in cash flows associated with the first future interest payments on floating rate debt with an initial notional amount $25.0 million which is subject to changes in the one-month LIBOR rate, and therefore the cash flow from the derivative is expected to offset any changes in the first interest payments on floating rate debt with an initial notional amount of $25.0 million due to changes in one-month LIBOR. This is a hedge of specified cash flows. As a result, the interest rate swap is a derivative and was designated as a hedging instrument at the initiation of the swap. The Company has applied cash flow hedge accounting in accordance with FAS 133. At the end of each period, the interest rate swap is recorded in the consolidated balance sheet at fair value. The swap is recorded on a gross basis with the corresponding deferred tax recorded separately and reflected net of tax for OCI. Any related increases or decreases in the fair value are recognized on the Company's balance sheet within accumulated other comprehensive income.

The Company considers its interest rate swap to be a Level 2 measurement under the FAS 157 hierarchy. The fair value of the interest rate swap is calculated monthly by the Company's principal lender. The Company believes the valuation of the interest rate swap can be sensitive to changes in the current and future one month LIBOR rates, which can have a material impact on the fair value of the derivative. However, as these swaps are used to manage the Company's cash out flows, these changes will not impact its liquidity and capital resources. Furthermore, since the interest rate swap is deemed as an effective hedging instrument, these changes do not impact income from operations, as they would be included in other comprehensive income.

The Company assesses the effectiveness of its interest rate swap as defined in FAS 133 on a quarterly basis. The Company has considered the impact of the current credit crisis in the United States in assessing the risk of the counter party default. The Company believes that it is still likely that the counter party for the swap will continue to act throughout the contract period, and as a result continues to deem the swap as an effective hedging instrument. A counter party's default risk is considered in the valuation of the interest rate swap.

Management has assessed that its cash flow hedges have no ineffectiveness, as determined by the hypothetical derivative method. If the hedge of the interest rate swap, was deemed ineffective, or extinguished by either counter party, any accumulated gains or losses remaining in other comprehensive income would be fully recorded in interest expense during the period.

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

Newspaper trademark and masthead (newspaper titles and web site domain names) are not subject to amortization and are tested for impairment annually (at year end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of these intangible assets with their carrying amount. The Company performed impairment tests on newspaper trademark and mastheads as of January 31, 2009.

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

No impairment loss was recognized on goodwill, trademarks, masthead or amortizing intangibles at July 31, 2009. The Company will continue to monitor market conditions due to existence of certain indicators which may lead to impairment charges in future periods.

13. Restructuring of Operations

On May 22, 2009 the Company announced a reduction in force at its Champion Publishing subsidiary resulting in the elimination of 24 positions. The Company recorded a charge of approximately $150,000 during the third quarter of 2009 associated with employee related separation costs. The Company incurred an additional $44,000 in restructuring related expenses during the third quarter of 2009 primarily associated with employee related separation costs.

Champion Industries, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Consolidated Statements of Operations as a percentage of total revenues.

	Percentage of Total Revenues
	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Revenues:
Printing	61.8%	63.7%	62.4%	64.4%
Office products and office furniture	26.7	24.7	26.0	23.7
Newspaper	11.5	11.6	11.6	11.9
Total revenues	100.00	100.00	100.00	100.00
Cost of sales and newspaper operating costs:
Printing	46.8	45.9	47.0	45.7
Office products and office furniture	18.5	17.1	18.4	16.6
Newspaper cost of sales and operating costs	6.2	6.1	6.3	5.9
Total cost of sales and newspaper operating costs	71.5	69.1	71.7	68.2
Gross profit	28.5	30.9	28.3	31.8
Selling, general and administrative expenses	25.8	24.8	26.0	24.5
Hurricane and relocation costs, net of recoveries	0.0	0.0	(0.1)	0.0
Income from operations	2.7	6.1	2.4	7.3
Interest income	0.0	0.0	0.0	0.1
Interest expense	(4.3)	(3.2)	(3.5)	(3.7)
Other income	0.0	0.1	0.0	0.0
Income (loss) before taxes	(1.6)	3.0	(1.1)	3.7
Income tax benefit (expense)	1.7	(0.3)	1.5	(0.6)
Net income	0.1%	2.7%	0.4%	3.1%

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended July 31, 2009 Compared to Three Months Ended July 31, 2008

Revenues

Total revenues decreased 14.7% in the third quarter of 2009 compared to the same period in 2008 from $39.7 million to $33.9 million. Printing revenue decreased 17.3% in the third quarter of 2009 to $20.9 million from $25.3 million in the third quarter of 2008. Office products and office furniture revenue decreased 7.9% in the third quarter of 2009 to $9.0 million from $9.8 million in the third quarter of 2008. The decrease in printing sales was primarily associated with the continued impact of the global economic crisis.  Office products and office furniture sales were lower in the third quarter of 2009 when compared to the third quarter of 2008. This was due to lower sales in both office products and office furniture, reflective of the effects of the economic recession. The Company recorded newspaper revenues associated with the The Herald-Dispatch of approximately $3.9 million consisting of advertising revenue of approximately $2.9 million and $1.0 million in circulation revenues for the three months ended July 31, 2009.  The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $4.6 million consisting of advertising revenue of approximately $3.6 million and $1.0 million in circulation revenues for the three months ended July 31, 2008. The on-line revenues for the three months ended July 31, 2009 and 2008 approximated $271,000 and $444,000 and are recorded as a component of advertising revenue. The reduction in newspaper revenues is primarily associated with a decrease in advertising revenues associated with decreased advertising demand due to the global economic crisis.

Cost of Sales

Total cost of sales decreased 11.8% in the third quarter of 2009 to $24.2 million from $27.4 million in the third quarter of 2008. Printing cost of sales in the third quarter of 2009 decreased  $2.3 million  over the prior year and increased as a percentage of printing sales from 72.0% in 2008 to 75.8%  in 2009. The printing gross margin dollar decrease resulted from lower sales volume coupled with higher cost of goods sold as percentage of sales resulting from decreased absorption of labor and overhead and higher material costs as a percent of sales. Office products and office furniture cost of sales decreased in 2009 from 2008 levels due to decreased sales which were coupled with lower cost of goods sold as a percentage of office products and office furniture sales of 69.5% in 2008 compared to 69.3% in 2009, thus representing slight expansion in gross margin percent in the office products and office furniture segment. However, the sales decline led to lower overall office products and office furniture gross margin contribution. Newspaper cost of sales and operating costs as a percent of newspaper sales were 53.4% and 52.7% for the three months ended July 31, 2009 and 2008.

Operating Expenses

In the third quarter of 2009, selling, general and administrative expenses (S,G&A) decreased on a gross dollar basis to $8.8 million from $9.8 million in 2008, a decrease of $1.1 million or 11.1%. As a percentage of total sales, the expenses increased on a quarter to quarter basis in 2009 to 25.8% from 24.8% in 2008. The decrease in selling, general and administrative expenses is primarily the result of payroll related reductions associated in part with cost reduction initiatives.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Income from Operations and Other Income and Expenses

Income from operations decreased in the third quarter of 2009 to $900,000 from $2.4 million in the third quarter of 2008.  This decrease is the result of reduced contributions primarily due to revenue reductions at the Company's printing and newspaper operating segments.  The Company was also impacted by certain restructuring related costs primarily associated with payroll related expenses due to reductions in force of approximately  $194,000. Other expenses (net), increased approximately $190,000 from 2008 to 2009 primarily due to an increase in interest expense, resulting from higher rates associated with the financing to purchase The Herald-Dispatch, due to higher applicable margin rates being instituted by the Administrative Agent of the Company's credit facility as a result of certain covenant violations pursuant to the terms of the Credit Agreement.

Income Taxes

The Company’s effective income tax benefit (expense) rate was a benefit of  106.4% for the third quarter of 2009 and an expense of (9.7%) for the third quarter of 2008.  The income tax benefit (expense) rate is reflective of amortization expense deductions recorded as a permanent difference due to the acquisition of The Herald-Dispatch.  The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the third quarter of 2009 was $34,000 compared to $1.1 million in the third quarter of 2008. Basic and diluted earnings per share for the three months ended July 31, 2009 and 2008 were $0.00  and $0.11.

Nine Months Ended July 31, 2009 Compared to Nine Months Ended July 31, 2008

Revenues

Total revenues decreased 11.6% in the first nine months of 2009 compared to the same period in 2008 to $105.5 million from $119.3 million. Printing revenue decreased 14.3% in the nine month period ended July 31, 2009 to $65.8 million from $76.8 million in the same period in 2008. Office products and office furniture revenue decreased 3.3% in the nine month period ended July 31, 2009 to $27.4 million from $28.3 million in the same period in 2008. The decrease in printing sales was primarily associated with the continued impact of the global economic crisis. The decrease in the office products and office furniture segment was primarily due to lower office product sales partially offset by higher furniture sales. The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $12.3 million consisting of advertising revenues of approximately $9.3 million and circulation revenues of approximately $3.0 million for the nine months ended July 31, 2009.  The Company recorded newspaper revenues associated with The Herald Dispatch of approximately $14.2 million consisting of advertising revenue of $11.0 million and $3.2 million in circulation revenues for the nine months ended July 31, 2008. The on-line revenues for the nine months ended July 31, 2009 and 2008 approximated $800,000 and $1.2 million and are recorded as a component of advertising revenue. The reduction in newspaper revenue is primarily associated with a decrease in advertising revenues associated with decreased advertising demand due to the global economic crisis.

Cost of Sales

Total cost of sales decreased 7.1% in the nine months ended July 31, 2009 to $75.6 million from $81.3 million in the nine months ended July 31, 2008. Printing cost of sales decreased 9.1% in the nine months ended July 31, 2009 to $49.5 million from $54.5 million in the nine months ended July 31, 2008. The decrease in printing cost of sales was primarily due to the decrease in printing sales partially offset by a reduction in gross margin percent.  Office products and office furniture cost of sales decreased 2.3% in the nine months ended July 31, 2009 to $19.4 million from $19.8 million in the nine months ended July 31, 2008 and increased as a percent of sales from 70.0% in 2008 to 70.8% in 2009. The decrease in office products and office furniture cost of sales is attributable to a decrease in office products and office furniture sales partially offset by an increase in office products and office furniture cost of sales as a percent of office products and office furniture sales. Newspaper cost of sales and operating costs as a percentage of newspaper sales were 54.2% and 49.6% for the nine months ended July 31, 2009 and 2008.

Operating Expenses

During the nine months ended July 31, 2009 compared to the same period in 2008, selling, general and administrative expenses increased as a percentage of sales to 26.0% from 24.5% in 2008. Total S,G&A decreased $1.8 million. The increase in S,G & A expense as a percent of sales is primarily due to lower sales. The decrease in total S, G & A is  primarily reflective of payroll related reductions associated in part with cost reduction initiatives. These actions were partially offset by increases in bad debt expense.

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

Newspaper trademark and masthead (newspaper titles and web site domain names) are not subject to amortization and are tested for impairment annually (at year end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of these intangible assets with their carrying amount. The Company performed impairment tests on newspaper trademark and mastheads as of January 31, 2009.

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

No impairment loss was recognized on goodwill, trademarks, masthead or amortizing intangibles at July 31, 2009. The Company will continue to monitor market conditions due to existence of certain indicators which may lead to impairment charges in future periods.

Income from Operations and Other Income and Expenses

Income from operations decreased 70.9% in the nine month period ended July 31, 2009 to $2.5 million from $8.7 million in the same period of 2008. This decrease is primarily the result of revenue reductions and associated gross margin compaction at the Company's printing and newspaper operating segments.  Other expense (net) decreased $600,000 to $3.7 million in 2009 from $4.3 million in 2008. This is primarily due to decreases in interest expense, resulting from lower borrowings and lower interest rates associated with the financing to purchase The Herald-Dispatch prior to the Administrative Agent of the Company's credit facility instituting higher applicable margin rates pursuant to the terms of the Credit Agreement as a result of certain covenant violations.

The Company is subject to various claims and legal actions as well as various governmental audits and examinations.  The second and third quarters of 2008 were favorably impacted by certain non-tax related multi-state claims primarily related to various liabilities, specifically related to the Company’s historical accounting treatment.  The after tax impact of such items approximated $265,000.

Income Taxes

The Company’s effective income tax benefit (expense) rate was a benefit of 133.3% for the nine months ended July 31, 2009, and an expense of (15.6%) in the same period of 2008.  The income tax benefit (expense) rate is reflective of amortization expense deductions recorded as a permanent difference due to the acquisition of The Herald-Dispatch.  The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Net Income

Net income for the first nine months of 2009 decreased 89.9% to $377,000 from $3.7 million in the same period of 2008 due to the reasons discussed above. Basic and diluted earnings per share for the nine months ended July 31, 2009 were $0.04 and $0.37 for the nine months ended July 31, 2008.

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

The United States economy has been in a recession since December 2007, according to the National Bureau of Economic Research, and it is widely believed that certain elements of the economy such as housing, were in decline before that time. The duration and depth of an economic recession in markets which the Company operates may further reduce it's future advertising and circulation revenue, printing revenue, office products revenue and office furniture revenue operating results and cash flows.

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

Our business is subject to seasonal fluctuations that we expect to continue to be reflected in our operating results in future periods.  On a historical basis, The Herald-Dispatch’s first and third calendar quarters of the year tended to be the weakest because advertising volume is as it lowest levels following the holiday season and a seasonal slowdown in the summer months.  Correspondingly, on a historical basis the fourth calendar quarter followed by the second calendar quarter tended to be the strongest quarters.  The fourth calendar quarter included heavy holiday season advertising.  Other factors that affect our quarterly revenues and operating results may be beyond our control, including changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures, distribution costs, changes in newsprint prices and general economic factors.

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended July 31, 2009, was $ 9.2 million compared to net cash provided by operations of $8.5 million during the same period in 2008. This change in net cash from operations is due primarily to reductions in accounts receivable and inventory partially offset by lower net income, lower accounts payable and income tax refunds.

Net cash used in investing activities for the nine months ended July 31, 2009 was $1.2 million compared to $3.5 million during the same period in 2008. The net cash used in investing activities during the first nine months of 2009 primarily relates to the purchase of the equipment and vehicles. The net cash used in investing activities during the first nine months of 2008 primarily related to the payment of the working capital adjustment associated with the acquisition of The Herald-Dispatch and the purchase of equipment and vehicles.

Net cash used in financing activities for the nine months ended July 31, 2009 was $6.9 million compared to $10.4 million during the same period in 2008.  This decrease is primarily due to higher payments on the line of credit in 2008 and a reduction in dividends paid in 2009.

The Company’s off balance sheet arrangements at July 31, 2009 relate to the Syscan acquisition and are associated with a put option from Williams Land Corporation to sell a building to the Company for $1.5 million. This option may be exercised no later than 60 days prior to the end of the lease and closing of said purchase cannot exceed 45 days from the end of the lease. The lease term concludes effective September 1, 2009. The company exercised its option to purchase this building on June 16, 2009.

Working capital on July 31, 2009 was $(42.9) million and at October 31, 2008 was $20.4 million. The decrease in working capital is associated with the classification as a current liability of approximately $61.7 million of debt which was long-term. This debt was reclassified due to the Company's inability to remain in compliance with certain of its financial covenants. The Company has been working with the different creditors to restructure the existing debt; however an agreement satisfactory to the Company has not been reached.

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

Item 6. Exhibits

a)	Exhibits:

(10.1)	$600,000 Promissory Note between Champion Industries, Inc. and First Sentry Bank dated June 10, 2009	Exhibit 10.1 Page 10.1-p 1
(31.1)	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Marshall T. Reynolds	Exhibit 31.1 Page Exhibit 31.1-p1
(31.2)	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Todd R. Fry	Exhibit 31.2 Page Exhibit 31.2-p1
(31.3)	Principal Operating Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Toney K. Adkins	Exhibit 31.3 Page Exhibit 31.3-p1
(32)	Marshall T. Reynolds, Todd R. Fry and Toney K. Adkins Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002	Exhibit 32 Page Exhibit 32-p1

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION INDUSTRIES, INC.

Date: September 10, 2009	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: September 10, 2009	/s/ Toney K. Adkins
Toney K. Adkins
President and Chief Operating Officer

Date: September 10, 2009	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer