Form 10-K
period 2009-10-31
CHAMPION INDUSTRIES INC
filed 2010-01-29
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2009

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
Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒No ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
Yes ☐No ☒

As of April 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $8,065,518 based on the closing price as reported on the National Association of Securities Dealers Automated Quotation System Global Market.

The outstanding common stock of the Registrant at the close of business on January 4, 2010 consisted of 9,987,913 shares of Common Stock, $1.00 par value.

Total number of pages including cover page:  111.           .

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s definitive proxy statement expected to be dated February 12, 2010 with respect to its Annual Meeting of Shareholders to be held on March 15, 2010 are incorporated by reference into Part III, Items 10-14. Exhibit Index located in Part IV Item 15.

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

PART I

ITEM 1 - BUSINESS

HISTORY

Champion Industries, Inc. (“Champion” or the “Company”) is a major commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets east of the Mississippi River. The Company also publishes The Herald-Dispatch daily newspaper in Huntington, WV with a total daily and Sunday circulation of approximately 24,000 and 30,000 respectively. The Company's sales offices and/or production facilities are located in Huntington, Charleston, Parkersburg, Clarksburg, Wheeling and Morgantown, West Virginia; Lexington Kentucky; Baton Rouge and New Orleans, Louisiana; Cincinnati, Ohio; Kingsport, Tennessee; Evansville, Indiana; Bridgeville and Altoona, Pennsylvania; and Asheville, North Carolina. The Company's sales force of approximately 130 salespeople sells printing services, business forms management services, office products, office furniture and newspaper advertising.

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

On May 21, 1997, the Company acquired all outstanding common shares of Blue Ridge Printing Co., Inc. of Asheville, North Carolina (“Blue Ridge”). During the second quarter of 2004, the Blue Ridge Knoxville plant was consolidated into the Asheville plant.

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

BUSINESS

Champion is engaged in the commercial printing and office products and furniture supply business in regional markets east of the Mississippi River. The Company also publishes The Herald-Dispatch daily newspaper in Huntington, WV with a total daily and Sunday circulation of approximately 24,000 and 30,000. The Company's sales force markets a full range of printing services, business forms, office products and office furniture. Management views these sales activities as complementary since frequent customer sales calls required for one of its products or services provide opportunities to cross-sell other products and services. The Company believes it benefits from significant customer loyalty and customer referrals because it provides personal service, quality products, convenience and selection with one-stop shopping.

The Company's printing services range from the simplest to the most complex jobs, including business cards, books, tags, labels, brochures, posters, 4- to 6-color process printing and multi-part, continuous and snap-out business forms. The Company's state-of-the-art equipment enables it to provide computerized composition, art design, paste-up, stripping, film assembly and color scanner separations. Included within our print segment are fulfillment services to our customers which encompass warehousing, distribution, and reporting services. The Company also offers complete bindery and letterpress services. The printing operations contributed $89.0 million, $105.3 million, and $104.5 million or 63.0%, 63.5% and 70.4% of the Company's total revenues for the fiscal years ended October 31, 2009, 2008 and 2007.

The Company provides a full range of office products and office furniture primarily in the budget and middle price ranges, and also offers office design services. The Company publishes a catalog of high volume, frequently ordered items purchased directly from manufacturers. These catalog sales account for the bulk of sales volume and afford sales personnel flexibility in product selection and pricing. Medium to large volume customers are offered levels of pricing discounts. In addition, the Company offers a broad line of general office products through major wholesalers' national catalogs. The Company has implemented Internet e-commerce sites, which allow customers to order office products, furniture and forms online. The e-commerce sites include the office products and office furniture catalog, which is customized specifically for each customer requesting Internet e-commerce access. These sites include www.stationers-wv.com and www.cbiwv.com. In addition, the Company offers customized on-line forms management solutions through various sites including http://printwithchampion.com and www.cgc1.com. The Company believes that its e-commerce sites will allow customers to access data concerning their company’s purchase habits so as to better control expenditures for office products and business forms and eliminate large in-house inventories. The Company is a member of a major office products purchasing organization. Members benefit from volume discounts, which permit them to offer competitive prices and improve margins. The Company's office furniture business focuses on the budget to middle price range lines, although upscale lines are offered as well. Office products, office furniture and office design operations contributed $35.9 million, $41.5 million, and $41.4 million, or 25.4%, 25.1% and 27.9% of the Company's total revenues for the fiscal years ended October 31, 2009, 2008 and 2007.

The Company operates a daily newspaper in Huntington, WV. The Company entered the newspaper business by purchasing the assets of The Herald-Dispatch from Gatehouse Media, Inc. The Herald-Dispatch was previously owned by Gannett, Inc. since 1971 and was sold to Gatehouse Media, Inc. in May of 2007.

The Herald-Dispatch serves a regional market area in southwestern West Virginia covering Cabell County and portions of neighboring Wayne County and eastern Lawrence County, Ohio. The Herald-Dispatch is the primary print advertising medium for the region, which centers on Huntington and draws business from across the border into Ohio and Kentucky. The Herald-Dispatch has circulation of 24,000 Monday through Saturday mornings and 30,000 on Sunday, according to the latest Audit Bureau of Circulations (ABC) Newspaper Publisher's Statement for the 6 months ended September 30, 2009. The Herald-Dispatch faces a very limited amount of print competition from other daily newspapers in its home county.  It is estimated, based on research performed by Scarborough Management, that the designated market area readership (DMA) is approximately 101,000 on Sunday and 86,000 for weekdays. The website has attracted approximately 416,000 unique visitors per month and approximately 5.16 million page views per month based on the latest Newspaper Publisher's Statement. The historical on-line revenues for The Herald-Dispatch have decreased from approximately $1.6 million in fiscal year 2008 to approximately $1.1 million in fiscal year 2009. The six weeks of 2007 from the acquisition on September 14, 2007 to the Company's fiscal calendar year ending on October 31, 2007 represented approximately $200,000 of online revenues. The Herald-Dispatch contributed $16.4 million, $18.9 million, and $2.5 million, or 11.6%, 11.4% and 1.7% of the Company's total revenues for the fiscal years ended October 31, 2009, 2008 and 2007.

 The operations also publish the Putnam Herald serving Putnam County, West Virginia, one of the fastest-growing counties in the state, and the Lawrence Herald in Lawrence County, Ohio. The Putnam Herald and Lawrence Herald are distributed free via mail on Saturday and Thursday, respectively.

The Huntington area has been heavily affected by the de-industrialization experienced in the Upper Midwest since the 1970s. Huntington has sought to recast itself as a university town home to 14,000 students. Downtown Huntington was recently revitalized with a $60 million retail/mixed use project; and new industries such as call centers are opening and expanding their locations. The area is also a regional shopping hub and growing medical and research center.

Marshall University borders the downtown area of Huntington. Marshall is over 170 years old and is the second largest university in West Virginia. The university currently enrolls 9,500 undergraduate and 4,500 graduate students and offers a full range of programs. Marshall's positive effect on the local economy goes beyond being one of Huntington's top two employers. The university's research corporation, medical school and graduate programs are dedicated to bringing research and development dollars into the community. The university's medical school is a nationwide leader for rural healthcare delivery.

Huntington has experienced several positive industrial developments in the last 10 plus years. According to the Huntington Area Development Council, 9,000 new jobs have been brought to the Huntington area in the last ten years and 1.7 million square feet of building space has been leased, sold or built. In 2005 the $60 million Pullman Square open-air retail, restaurant and entertainment project was completed to rejuvenate the downtown "Superblock" area, immediately increasing downtown usage. The Harris Riverfront Park promenade that stretches along the Ohio River and downtown is also a target of revitalization efforts.

                Kinetic Park was another major development to open for business in 2005. This 95-acre site was developed to become a business and technology park/retail area. Early tenants included professional service firms and a restaurant. In addition, Marshall University and the Huntington Area Development Council, both committed to promoting the biotech industry in the area, have teamed up to plan to develop the Velocity Center in Kinetic Park. The Velocity Center is envisioned as a technology business incubator that will work with the Robert C. Byrd Biotechnology Center at Marshall University to explore and expand commercial applications to technology innovations. The 60,000-square-foot building is also projected to house other technology businesses, including AFBTECH, the American Foundation for the Blind Employment and Technology Center in Huntington.

                Other developments in the area include the opening of two call centers. Amazon.com opened a call center in 2000 that employs 350. Global Contact Services opened a call center in 1998 and in recent years announced the intent to expand their facility and employee base. The expansion will make them one of the larger employers in the area.

                The Huntington area also serves as a regional shopping center. The Huntington Mall, the largest mall in the state, houses over 150 stores, restaurants and boutiques. It is anchored by Sears, Macy's, JC Penney, Elder Beerman and Dick's Sporting Goods. Many retail stores surround the mall including Best Buy, Kohl's and Wal-Mart. Only a few minutes west on U.S. 60 from the Huntington Mall is another growing shopping plaza, Merritt Creek Farm. This plaza of 30-plus shops includes Home Depot, Target, Marshall's, and the state's first freestanding Starbucks. River Place, a bustling shopping center located near the entrance to downtown Barboursville, is just another few miles down the road. This area features many locally owned restaurants and stores.

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

        Huntington's historic roots as an industrial hub remain alive today. Located along the Ohio River, Huntington was founded as the western terminus of the C&O Railroad. CSX, the successor to C&O, still maintains operations in the city. Huntington's inland port along the Ohio River is the largest in the United States in terms of total tonnage and ton miles, and much of the coal mined in southern West Virginia is brought to Huntington via train to be transported by river barges to industrial centers in other parts of the country. Several heavy industrial plants still line the Ohio River and the Guyandotte River.

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

Newspaper

      The Herald-Dispatch, located in Huntington, WV, publishes a daily newspaper with a daily and Sunday circulation of approximately 24,000 and 30,000 respectively.

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

During the fiscal years ended October 31, 2009, 2008 and 2007, no single customer accounted for more than 3% of the Company’s total revenues. Due to the project-oriented nature of customers' printing and furniture requirements, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects.

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

EMPLOYEES

On October 31, 2009, the Company had approximately 790 employees.

The Company's subsidiary, Interform Corporation, is party to a collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC on behalf of its Local Union 8263 covering all production and maintenance employees (totaling approximately 40 employees at October 31, 2009) at its Bridgeville, Pennsylvania facility. This contract expires May 31, 2010. As a result of the acquisition of The Herald-Dispatch, the Company also is party to a collective bargaining agreement with Graphic Communication Conference/ International Brotherhood of Teamsters Local 619-M of District Council 3 covering newspaper press production employees (totaling approximately 10 employees at October 31, 2009) at The Herald-Dispatch Huntington, West Virginia location. The contract expires December 31, 2010. The Company believes relations with the unions and covered employees are good.

EXECUTIVE OFFICERS OF CHAMPION
		Position and offices with Champion;

Name	Age	Principal occupation or employment last five years
Marshall T. Reynolds	73
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

Toney K. Adkins	60
President and Chief Operating Officer of the Company since January 2005; Vice President-Administration of the Company from November 1995 to January 2005; President, KYOWVA Corrugated Container Company, Inc. from 1991 to 1996.

J. Mac Aldridge	68
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

R. Douglas McElwain	62
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

Todd R. Fry	44
Senior Vice President and Chief Financial Officer of the Company since January 2005; Vice President and Chief Financial Officer of the Company from November 1999 to January 2005; Treasurer and Chief Financial Officer of Broughton Foods Company from September 1997 to June 1999; Coopers & Lybrand L.L.P. from 1991 to September 1997.

Walter R. Sansom	80	Secretary of the Company since December 1992; Production Coordinator of the Company since December 1992 and of Harrah and Reynolds from August 1968 to December 1992.
James A. Rhodes	53
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

Dependence on Marshall T. Reynolds; Control of the Company.

    The Company's operations and prospects are dependent in large part on the continued efforts of Marshall T. Reynolds.  The loss of Mr. Reynolds could have an adverse effect on the Company. In addition, by virtue of Mr. Reynolds' ownership of Company common stock, Mr. Reynolds will continue to significantly influence our operations. As of October 31, 2009, Marshall T. Reynolds and his affiliated entities, including The Harrah and Reynolds Corporation ("Harrah and Reynolds"), held 4,266,127 shares (41.8%) of the common stock of the Company. Sales by Mr. Reynolds of common stock could adversely affect the prevailing market price of the common stock. The Company is unable to estimate the amount of common stock, if any, that may be sold in the future.

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

    We employ approximately 50 persons who are covered by collective bargaining agreements. If our unionized employees were to engage in a concerted strike or other work stoppage, or if our other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both.

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

    We are subject to numerous rules and regulations, including, but not limited to, environmental and health and welfare benefit regulations as well as those associated with being a public company as well as numerous federal, state, and local tax rules and regulations. These rules and regulations and associated interpretations may be changed by local, state or federal governments or agencies. Changes in these regulations may result in a significant increase in our compliance costs. Compliance with changes in rules and regulations could require increases to our workforce, increased cost for services, compensation and benefits, or investments in new or upgraded equipment. In addition, audits and examinations of prior years may result in liabilities and additional financial burdens. The Company will be subject to reporting on internal controls in accordance with Section 404 of The Sarbanes-Oxley Act for auditors attestation for fiscal years ending on or after June 15, 2010. The Company is currently unable to predict the cost or difficulties required to complete such certifications.

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

    Our operating results depend on the relative strength of the economy in our principal newspaper market as well as the strength or weakness of national and regional economic factors. Continuing or deepening softness in the U.S. economy could significantly affect key national advertising and automotive advertising, as well as retail and classified employment revenue.

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

        We have a significant amount of indebtedness. At October 31, 2009, we had total indebtedness of $66.7 million under our credit facilities. Our interest expense for the year ended October 31, 2009 was approximately $5.2 million. At October 31, 2009, the borrowings under our credit facility were subject to a floating interest rate of LIBOR plus the applicable margin or the prime rate plus the applicable margin. Subsequent to October 31, 2009 the Administrative Agent for Lenders suspended our LIBOR borrowing option. The borrowings under our credit facility were hedged through the execution of interest rate hedge agreements that convert the floating interest rate component to an effective interest rate of 4.78% plus the applicable LIBOR margin on initial borrowings of $25 million subsequently adjusted for scheduled amortization of these borrowings through October 29, 2010.

    On December 29, 2009, the Administrative Agent and Lenders under the Company's Credit Agreement dated September 14, 2007 ("Credit Agreement"), the Company and Marshall T. Reynolds entered into a Forbearance Agreement (the "Forbearance Agreement") which provides, among other things, that during a standstill period commencing on December 29, 2009 and ending on March 31, 2010 (unless sooner terminated by default of Champion under the Forbearance Agreement or the Credit Agreement), the Required Lenders are willing to temporarily forbear exercising certain rights and remedies available to them, including acceleration of the obligations or enforcement of any of the liens provided for in the Credit Agreement. The Company acknowledged in the Forbearance Agreement that as a result of the existing defaults, the Lenders are entitled to decline to provide further credit to the Company, to terminate their loan commitments, to accelerate the outstanding loans, and to enforce their liens.

Volatility in U.S. credit markets could affect the Company's ability to obtain financing to fund acquisitions, investments, or other significant operating or capital expenditures.

                At the end of 2009, the company had approximately $66.7 million of indebtedness. A further tightening of credit availability could restrict the Company's ability to finance significant transactions and also limit its ability to refinance its existing capital structure or to fund its current operation pursuant to the terms of the Forbearance Agreement.

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

    As a result of the Company's inability to remain in compliance with various financial covenants of the Credit Agreement during fiscal 2009, the Board of Directors suspended the Company's dividend. Any future dividends will be subject to the above mentioned factors under the current Forbearance Agreement and restricted payments are not permitted.

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

        According to the Newspaper Association of America, overall daily newspaper circulation, including national and urban newspapers, has continued to decline. There can be no assurance that our circulation will not decline in the future. Further declines in circulation could impair our ability to maintain or increase our advertising prices, cause purchasers of advertising in our publications to reduce or discontinue those purchases and discourage potential new advertising customers which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Property	Division Occupying Property	Square Feet	Annual Rental	Expiration Of Term
2450 1st Avenue Huntington, West Virginia (1)	Chapman Printing- Huntington	85,000	$116,400	2013
1945 5th Avenue Huntington, West Virginia (1)	Stationers	37,025	30,000	2013

Property	Division Occupying Property	Square Feet	Annual Rental	Expiration Of Term
615-619 4th Avenue Huntington, West Virginia (1)	Stationers	59,641	21,600	2013
405 Ann Street Parkersburg, West Virginia (1)	Chapman Printing - Parkersburg	36,614	57,600	2013
890 Russell Cave Road Lexington, Kentucky (1)	Chapman Printing - Lexington	20,135	57,600	2013
2800 Lynch Road Evansville, Indiana (1)	Smith & Butterfield	42,375	121,640	2014
1901 Mayview Road Bridgeville, Pennsylvania (1)	Interform Corporation	120,000	293,503	2013
1515 Central Parkway Cincinnati, Ohio (1)	The Merten Company	40,000	107,163	2011
1214 Main Street Wheeling, West Virginia (2)	CBI - Wheeling	22,000	37,200	2010
3000 Washington Street Charleston, West Virginia (1)	Chapman Printing-Charleston	37,710	150,000	2014
951 Point Marion Road Morgantown, West Virginia (1)	Chapman Printing-Charleston	5,850	42,000	2010
120 Hills Plaza Charleston, West Virginia (3)	Champion Output Solutions	22,523	115,992	2011
1539-A River Oaks Road New Orleans, Louisiana (2)	Champion Graphic Communications	3,000	36,000	2011
1639-51 7th Avenue Huntington, West Virginia (1)	The Herald-Dispatch	14,000	39,600	Terminated in 2009
Route 2 Industrial Lane Huntington, West Virginia (1)	The Herald-Dispatch	35,000	84,000	2013

(1)  Lease is “triple net”, whereby the Company pays for all utilities, insurance, taxes, repairs and maintenance and all other costs associated with properties.

(2)  Lease is gross to the extent it excludes taxes and insurance during the lease term.

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

	Fiscal Year 2009		Fiscal Year 2008
	High	Low	High	Low
First quarter	$3.40	$2.20	$ 6.30	$ 4.45
Second quarter	3.00	1.40	5.92	4.55
Third quarter	1.98	1.42	5.16	4.25
Fourth quarter	2.09	1.65	5.45	3.07

         At the close of business on January 14, 2010, there were 400 shareholders of record of Champion common stock. The shareholders of record are determined by the Company’s transfer agent.

The following table sets forth the quarterly dividends per share declared on Champion common stock.

	Fiscal Year 2010	Fiscal Year 2009	Fiscal Year 2008
First quarter	$-	$0.06	$0.06
Second quarter	-	-	0.06
Third quarter	-	-	0.06
Fourth quarter	-	-	0.06

ITEM 6 - SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

 The following selected consolidated financial data for each of the five years in the period ended October 31, 2009, have been derived from the Audited Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with the Audited Consolidated Financial Statements, related notes, and the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.

	Year Ended October 31,
	2009 (3)	2008	2007 (2)	2006 (1)	2005 (1)
		(Restated)
	(In thousands, except share and per share data)
OPERATING STATEMENT DATA:
Revenues:
Printing	$88,990	$105,275	$104,500	$108,475	$100,308
Office products and office furniture	35,874	41,540	41,449	38,774	36,467
Newspaper	16,394	18,939	2,540	-	-
Total revenues	141,258	165,754	148,489	147,249	136,775

Cost of sales & newspaper operating costs:
Printing	66,856	75,590	75,617	77,077	72,828
Office products and office furniture	24,859	28,457	28,834	26,778	25,694
Newspaper cost of sales & operating costs	8,715	9,492	1,188	-	-
Total cost of sales & newspaper operating costs	100,430	113,539	105,639	103,855	98,522

Gross profit	40,828	52,215	42,850	43,394	38,253

Selling, general and administrative expense	37,126	39,529	32,336	34,018	34,797
Asset impairments costs	41,334	-	-	-	-
Hurricane and relocation costs, net of recoveries	(39)	(33)	-	(377)	1,021

(Loss) income from operations	(37,593)	12,719	10,514	9,753	2,435

Interest income	3	66	45	28	18
Interest expense	(5,185)	(5,734)	(1,455)	(610)	(610)
Other (expense) income	(476)	70	179	32	120

(Loss) income before income taxes	(43,251)	7,121	9,283	9,203	1,963
Income tax benefit (expense)	15,730	(2,463)	(3,203)	(3,729)	(846)
Net (loss) income	$(27,521)	$4,658	$6,080	$5,474	$1,117

(Loss) earnings per share:
Basic	$(2.76)	$0.47	$0.61	$0.56	$0.11
Diluted	(2.76)	0.46	0.60	0.55	0.11

Dividends per share	$0.06	$0.24	$0.24	$0.20	$0.20

Weighted average common shares outstanding:
Basic	9,988,000	9,986,000	9,957,000	9,818,000	9,735,000
Diluted	9,988,000	10,024,000	10,103,000	9,972,000	9,809,000

(1)	During the fourth quarter of 2005, the Company incurred various charges resulting from Hurricane Katrina. As a result of the hurricane, the Company recorded a pre-tax charge of $1,021,000 or $581,000 net of tax or $0.06 per share on a basic and diluted basis. In 2006, the Company recorded recoveries of approximately $377,000, or $224,000 net of tax or $0.02 per share on a basic and diluted basis.

(2)	The revenues associated with the acquisition of The Herald-Dispatch are primarily composed of advertising, circulation and commercial printing revenues. The advertising and circulation revenues are included as a component of the newspaper segment and the commercial printing revenues are recorded as a component of the printing segment. Approximately six weeks of the operations of The Herald-Dispatch are included in the Company's Statement of Operations commencing concurrent with the acquisition in 2007.

(3)	Includes impairment for goodwill and other intangibles in the fourth quarter of 2009 of $(41.1) million or $(25.5) million net of tax or $(2.55) per share on a basic and diluted basis. The Company also recorded a loss on an interest rate swap agreement resulting from a reclassification from other comprehensive income to other expense, pursuant to the elimination of a LIBOR borrowing option from the Administrative Agent of the Credit Agreement resulting in the ineffectiveness of a cash flow hedge in the amount of $(578,000), net of tax or $(0.06) per share on a basic and diluted basis. The Company also incurred a charge of $(206,000) or $(128,000) net of tax or $(0.01) per share on a basic and diluted basis related to impairment charges associated with property, plant and equipment.

	At October 31,
	2009	2008 (Restated)	2007	2006	2005
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents/Negative book cash balances	$1,159	$(987)	$5,793	$5,487	$3,662
Working capital (1)	(42,579)	20,367	25,308	25,955	26,081
Total assets	101,022	141,279	149,212	65,989	61,645
Long-term debt (net of current portion) (2)	918	66,332	79,378	4,220	6,761
Shareholders' equity	22,934	50,496	48,727	44,777	40,752

(1)  Includes $60.5 million of long-term debt reclassified to current debt due to the Company's inability to remain in compliance with various financial covenants in 2009.

(2)  Includes non-current borrowings under the Company’s credit facilities.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets of the United States of America, east of the Mississippi River. The Company also publishes The Herald-Dispatch daily newspaper in Huntington, West Virginia with a total daily and Sunday circulation of approximately 24,000 and 30,000 respectively. The Company has grown through strategic acquisitions and internal growth. Through such growth, the Company has realized regional economies of scale, operational efficiencies, and exposure of its core products to new markets. The Company has acquired fifteen printing companies, eight office products and office furniture companies, one company with a combined emphasis on both printing and office products and office furniture, a paper distribution division (which was subsequently sold in 2001) and a daily newspaper since its initial public offering on January 28, 1993.

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

Restatement of Prior Year:    In the fourth quarter of fiscal year 2009, the Company identified approximately $1.4 million or $0.14 per share on a basic and diluted basis of non-cash deferred tax related adjustments for 2008. Accordingly, the Consolidated Financial statements for October 31, 2008 presented in this Form 10-K have been restated to increase deferred income tax expense and to increase deferred income tax liability. This adjustment is related to the goodwill, tradename and masthead associated with the acquisition of The Herald-Dispatch. This deferred tax liability will remain on the balance sheet until such time as the associated intangible assets are impaired, sold or otherwise disposed of. As a result of the impairment charge recorded in 2009 this deferred tax liability is now reflected as a deferred tax asset due to the non-cash benefit associated with the impairment of goodwill, tradename and masthead.

Asset Impairment: The Company is required to test for asset impairment relating to property and equipment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. The Company uses guidelines and applies requirements that are set forth in the ASC Topic 360, “Impairment or Disposal of Long-Lived Assets” in order to determine whether or not an asset is impaired. This standard requires an impairment analysis when indicators of impairment are present. If such indicators are present, the standard indicates that if the sum of the future expected cash flows from the Company’s asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

The Company believes that the accounting estimate related to asset impairment is a “critical accounting estimate” because it is highly susceptible to change from period to period because it requires management to make assumptions about future cash flows over future years and that the impact of recognizing impairment could have a significant effect on operations. Management’s assumptions about future cash flows requires significant judgment because actual operating levels have fluctuated in the past and are expected to continue to do so in the future. Management has discussed the development and selection of this critical accounting estimate with the audit committee of our board of directors and the audit committee has reviewed the Company’s disclosure relating to it in the MD&A.

Beginning in fiscal year 2002, goodwill and other intangibles are required to be evaluated annually for impairment in accordance with ASC 350, “Intangibles- Goodwill and Other”. The standard requires a two-step process be performed to analyze whether or not goodwill has been impaired. Step one is to test for potential impairment and requires that the fair value of the reporting unit be compared to its book value including goodwill and other intangibles. If the fair value is higher than the book value, no impairment is recognized. If the fair value is lower than the book value, a second step must be performed. The second step is to measure the amount of impairment loss, if any, and requires that a hypothetical purchase price allocation be done to determine the implied fair value of goodwill and other intangibles. This fair value is then compared to the carrying value of goodwill and other intangibles. If the implied fair value is lower than the carrying value, an impairment must be recorded.

As discussed in the notes to the financial statements, goodwill and other intangibles are recorded at the adjusted book value and were analyzed for impairment with the implementation of ASC 350. The fair value of the Company’s goodwill and other intangibles was estimated using both the market and income approaches. The Company determined that it should perform impairment testing of goodwill and intangible assets during the fourth quarter of 2009, due, in part, to declines in our stock price, increased volatility in operating results and declines in market transactions in the industry.  Based on the analysis and with the assistance of third party valuation specialists the Company determined that the fair value relating to goodwill and other intangibles resulted in an implied fair value less than the book value recorded for the corresponding goodwill and other intangibles, and therefore, an impairment was recognized in the fourth quarter of 2009 in the amount of $(41.1) million or $(25.5) million net of deferred tax benefit.

The Company believes that the accounting estimate related to the goodwill and other intangibles impairment is a “critical accounting estimate” because the underlying assumptions used for the discounted cash flow can change from period to period and could potentially cause a material impact to the income statement. Management’s assumptions about discount rates, inflation rates and other internal and external economic conditions, such as earnings growth rate, require significant judgment based on fluctuating rates and expected revenues. Additionally, ASC 350 requires that the goodwill and other intangibles be analyzed for impairment on an annual basis using the assumptions that apply at the time the analysis is updated. Management has discussed the development of these estimates with the audit committee of the board of directors. Additionally, the board of directors has reviewed this disclosure and its relation to MD&A.

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

During 2009, 2008 and 2007, $876,000, $854,000, and $492,000 of bad debt expense was incurred and the allowance for doubtful accounts was $1,353,000, $1,851,000 and $1,511,000 of October 31, 2009, 2008 and 2007. The actual write-offs for the periods were $1,375,000, $514,000, and $657,000 during 2009, 2008 and 2007. General economic conditions and specific geographic and customer concerns are major factors that may affect the adequacy of the allowance and may result in a change in the annual bad debt expense.

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

	Year Ended October 31,
	($ In thousands)
	2009		2008 (Restated)		2007
Revenues:
Printing	$88,990	63.0%	$105,275	63.5%	$104,500	70.4%
Office products and office furniture	35,874	25.4	41,540	25.1	41,449	27.9
Newspaper	16,394	11.6	18,939	11.4	2,540	1.7
Total revenues	141,258	100.0	165,754	100.0	148,489	100.0
Cost of sales & newspaper operating costs:
Printing	66,856	47.3	75,590	45.6	75,617	50.9
Office products and office furniture	24,859	17.6	28,457	17.2	28,834	19.4
Newspaper cost of sales & operating costs	8,715	6.2	9,492	5.7	1,188	0.8
Total cost of sales and newspaper operating costs	100,430	71.1	113,539	68.5	105,639	71.1
Gross profit	40,828	28.9	52,215	31.5	42,850	28.9

Selling General and Administrative expenses	37,126	26.2	39,529	23.8	32,336	21.8
Asset Impairment Costs	41,334	29.3	-	0.0	-
Hurricane and relocation costs, net of recoveries	(39)	0.0	(33)	0.0	-	0.0
(Loss) income from operations	(37,593)	(26.6)	12,719	7.7	10,514	7.1
Other income (expense):
Interest income	3	0.0	66	0.0	45	0.0
Interest expense	(5,185)	(3.7)	(5,734)	(3.4)	(1,455)	(0.9)
Other income	(476)	(0.3)	70	0.0	179	0.1

(Loss) income before income taxes	(43,251)	(30.6)	7,121	4.3	9,283	6.3
Income tax benefit (expense)	15,730	11.1	(2,463)	(1.5)	(3,203)	(2.2)
Net (loss) income	$(27,521)	(19.5)%	$4,658	2.8%	$6,080	4.1%

Year Ended October 31, 2009 Compared to Year Ended October 31, 2008 (Restated)

Revenues

Consolidated net revenues were $141.3 million for the year ended October 31, 2009 compared to $165.8 million in the prior fiscal year. This change represents a decrease in revenues of approximately $24.5 million, or 14.8%. Printing revenues decreased by $16.3 million or 15.5% from $105.3 million in 2008 to $89.0 million in 2009. The decrease in printing sales was primarily due to the continued impact of the global economic crisis. Office products and office furniture revenue decreased from $41.5 million in 2008 to $35.9 million in 2009. The decrease in revenues for the office products and office furniture segment was primarily attributable to lower sales in both office products and office furniture. In 2009, newspaper revenues were composed of approximately $12.5 million in advertising revenue and $3.9 million in circulation revenue compared to the same period in 2008, in which the newspaper revenues were composed of approximately $14.7 million in advertising revenue and $4.2 million in circulation revenues.

Cost of Sales

Total cost of sales for the year ended October 31, 2009 totaled $100.4 million compared to $113.5 million in the previous year. This change represented a decrease of $13.1 million or 11.5% in cost of sales. Printing cost of sales decreased $ 8.7 million to $66.9 million in 2009 compared to $75.6 million in 2008. Printing cost of sales was lower due to lower sales partially offset by higher cost of goods sold as a percent of print sales. Printing cost of sales as a percentage of printing sales increased to 75.1% as a percent of printing sales in 2009 from 71.8.% in 2008. This increase was primarily the result of higher material, overhead and labor costs as a percent of printing sales. Office products and office furniture cost of sales decreased $3.6 million to $24.9 million in 2009 from $28.5 million in 2008. The decrease in office products and office furniture cost of sales is attributable to a decrease in office products and office furniture sales. The increase in office products and office furniture cost of sales as a percent of office products and office furniture sales is primarily reflective of higher furniture and office products costs as a percent of furniture and office products sales. Newspaper cost of sales and operating cost decreased $778,000 to $8.7 million in 2009 from $9.5 million in 2008. Newspaper cost of sales and operating costs as a percentage of newspaper sales were 53.2% in 2009 and 50.1% in 2008.

Operating Expenses and Income

    Selling, general and administrative (S,G&A) expenses decreased $2.4 million to $37.1 million in 2009 from $39.5 million in 2008. S,G&A as a percentage of net sales represented 26.2% of net sales in 2009 compared with 23.8% of net sales in 2008. This decrease in selling, general and administrative costs is primarily due to various cost reduction initiatives primarily reflective of payroll related reductions. These reductions were initiated in part to address the impact of the global economic crisis and the associated reduction in sales.

    In accordance with ASC Topic 350, a two-step impairment test is performed on goodwill. In the first step, a comparison is made of the estimated fair value of a reporting unit to its carrying value. If the carrying value of a reporting unit exceeds the estimated fair value, the second step of the impairment test is required. In the second step, an estimate of the current fair values of all assets and liabilities is made to determine the amount of implied goodwill and consequently the amount of any goodwill impairment.

    In connection with our annual impairment testing of goodwill and other intangible assets conducted in the fourth quarter of 2009 in accordance with ASC Topic 350, we recorded a charge of $41.1 million ($25.5 million, net of deferred tax benefit) for impairment of the value of the goodwill and other intangible assets, which resulted from the 2007 acquisition of The Herald-Dispatch daily newspaper in Huntington, WV. This charge resulted in impairment charges of trademarks and masthead of $8.5 million, subscriber base asset of $2.2 million, advertiser base asset of $6.8 million and goodwill of $23.6 million, the associated deferred tax benefit of these charges approximated $15.6 million.

    The valuation methodology utilized to estimate the fair value of the newspaper operating segment was based on both the market and income approach.  The income approach was based off a discounted cash flow methodology, in which expected future free net cash flows to invested capital are discounted to present value, using an appropriate after-tax weighted average cost of capital.  The market approach using a guideline company analysis weighs empirical evidence from shares of comparable companies sold in minority transactions on stock exchanges and merger and acquisition analysis, which analyses sales of newspapers in control transactions. The Company then undertook the next step in the impairment testing process by determining the fair value of assets and liabilities within this reporting unit. The implied fair values of goodwill for this reporting unit was less than the carrying amount by $41.1 million ($25.5 million net of deferred tax benefit), and therefore an impairment charge in this amount was taken. The goodwill and other intangible assets will continue to be amortized for tax purposes over its remaining life in accordance with applicable Internal Revenue Service standards.

    The Company has other reporting units within Goodwill. The Company evaluated these reporting units during the fourth quarter of 2009, and while the estimated fair value of these reporting units declined from 2008, the estimated fair value of each of our other reporting units exceeded carrying values in 2009. As a result, no additional testing or impairment charges were necessary.

    During 2009, the U.S. recession had a negative impact on the Company's operations across multiple segment lines. The newspaper operating segment reflected lower operating revenues in both advertising and circulation. In response to this difficult operating environment Champion initiated a cost reduction plan and eliminated 24 employee positions or approximately 15% of the workforce at the Champion Publishing subsidiary.

    The Company also incurred asset impairment charges from property, plant and equipment of approximately $(206,000), or $(128,000) net of tax or $(0.01) per share on a basic and diluted basis.

Other Income (Expense)

 Other expense increased approximately $59,000 from $5.6 million in 2008 to $5.7 million in 2009. This was primarily due to charges associated with ineffectiveness in the interest rate swap hedge due to the elimination of the LIBOR borrowing option by the Administrative Agent of the Credit Agreement partially offset by a decrease in interest expense of $549,000 from $5,734,000 in 2008 to $5,185,000 in 2009. The decrease in interest expense was attributed to the acquisition of The Herald-Dispatch which was completed on September 14, 2007 and was reflective of lower benchmark rates and debt offset partially by increased applicable margins due to the implementation of the default rate by the Administrative Agent. The loss reclassified to other expense from other comprehensive income approximated $0.6 million, net of tax or $(0.06) per share on a basic and diluted basis.

Income Taxes

Income taxes as a percentage of income before taxes were a benefit of 36.4% in 2009 compared with an expense of (34.6%) in 2008. The income tax benefit (expense) rate is reflective of deferred tax benefits associated with impairment charges of The Herald-Dispatch partially offset by deferred tax liabilities representing timing changes associated with goodwill and other non-amortizing assets with indefinite lives being recorded as deferred tax liabilities. The effective income tax rate in 2009 and 2008 approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net (Loss) Income

For reasons set forth above coupled with restructuring related expenses primarily associated with employee separation costs of $0.2 million or $0.1 million net of tax, net income decreased approximately $32.2 million to a loss of $(27.5) million or $(2.76) per share on a basic and diluted basis, in 2009 from net income of $4.7 million for 2008, or $0.47 and $0.46 per share on a basic and diluted basis.

Year Ended October 31, 2008 (Restated) Compared to Year Ended October 31, 2007

 Revenues

Consolidated net revenues were $165.8 million for the year ended October 31, 2008 compared to $148.5 million in the prior fiscal year. This change represents an increase in revenues of approximately $17.3 million, or 11.6%. Printing revenues increased by $0.8 million or 0.7% from $104.5 million in 2007 to $105.3 million in 2008. The increase in printing sales was primarily due to incremental printing sales associated with the acquisition of The Herald-Dispatch. Office products and office furniture revenue increased from $41.4 million in 2007 to $ 41.5 million in 2008. The increase in revenues for the office products and office furniture segment was primarily attributable to continued strong office furniture sales, partially offset by a reduction in office supply and data sales. In 2008, newspaper revenues were composed of approximately $14.7 million in advertising revenue and $4.2 million in circulation revenue. During the approximately six weeks period of 2007 in which the Company owned The Herald-Dispatch, the newspaper revenues were composed of approximately $2.0 million in advertising revenue and $0.6 million in circulation revenues.

Cost of Sales

Total cost of sales for the year ended October 31, 2008 totaled $113.5 million compared to $105.6 million in the previous year. This change represented an increase of $7.9 million or 7.5% in cost of sales. Printing cost of sales decreased $27,000 to 75.6 million in 2008 compared to $75.6 million in 2007. Printing cost of sales was lower due to an overall decrease in printing sales. Printing cost of sales as a percentage of printing sales decreased to 71.8 % as a percent of printing sales in 2008 from 72.4% in 2007. This decrease was primarily  the result of improved material and absorption overhead partially offset by higher labor costs as a percent of printing sales. Office products and office furniture cost of sales decreased $377,000 to $28.5 million in 2008 from $28.8 million in 2007. The decrease in office products and office furniture cost of sales is attributable to improved gross margins in the office supply and office furniture categories. The decrease in office products and office furniture cost of sales as a percent of office products and office furniture sales is primarily reflective of lower furniture and office products costs as a percent of furniture and office products sales. The increase in newspaper cost of sales and operating costs is reflective of a full year operation for The Herald-Dispatch in 2008 compared to six weeks in 2007.

Operating Expenses and Income

    Selling, general and administrative (S,G&A) expenses increased $7.2 million to $39.5 million in 2008 from $32.3 million in 2007. S,G&A as a percentage of net sales represented 23.8% of net sales in 2008 compared with 21.8% of net sales in 2007. This increase in S,G&A costs is primarily due to higher S,G&A expenses from a full year of operations for The Herald-Dispatch in 2008 compared to six weeks in 2007.
Other Income (Expense)

Other expense increased approximately $4,367,000 from $1,231,000 in 2007 to $ 5,598,000 in 2008. This was primarily due to an increase in interest expense of $4.3 million from $1,455,000 in 2007 to $5,734,000 in 2008.  The increase in interest expense was attributed to the acquisition of The Herald-Dispatch which was completed on September 14, 2007.

Income Taxes

Income taxes as a percentage of income before taxes were 34.6% in 2008 compared with 34.5% in 2007. The tax rate in 2008 is reflective of deferred tax liabilities representing timing changes associated with goodwill and other non-amortizing assets with indefinite lives being recorded as deferred tax liabilities.

The effective income tax rate in 2008 and 2007 approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

    For reasons set forth above, net income for 2008 decreased approximately $1.4 million to $4.7 million, or $0.47 per share on a basic and $0.46 per share on a diluted basis, from net income of $6.1 million for 2007, or $0.61 per share on a basic basis and $0.60 on a diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2009, the Company had $1.2 million book cash balance, a net increase in cash and cash equivalents of $2.1 million from the prior year when the Company had a (1.0) million negative book cash balance. Working capital as of October 31, 2009 was $(42.6) million, and $20.4 million at October 31, 2008. The decrease in working capital is associated with the classification as a current liability of approximately $60.5 million of debt which was previously classified as long term. This debt was reclassified due to the company's inability to remain in compliance with certain of its financial covenants.

The Company had historically used cash generated from operating activities and debt to finance capital expenditures and the cash portion of the purchase price of acquisitions. Management plans to continue making required investments in equipment. The Company has two available lines of credit totaling up to $21.0 million, of which $20.0 million is subject to borrowing base limitations reserves which may be initiated by the Administrative Agent for Lenders in its sole discretion and are subject to a minimum excess availability threshold (See Note 3 of the Consolidated Financial Statements). For the foreseeable future including through Fiscal 2010, management believes it can fund operations, meet debt service requirements and make the planned capital expenditures based on the available cash and cash equivalents, cash flow from operations and lines of credit, subject to continued availability of the aforementioned credit facilities. The Company may incur costs in 2010 related to facility consolidations, employee termination costs and other restructuring related activities. These costs may be incurred, in part, as a response to the Company's efforts to overcome the impact of the global economic crisis.

    Additionally, the Company has future contracted obligations (See Note 3 and Note 6 of the Consolidated Financial Statements). The Company is not a guarantor of indebtedness of others.

    On December 29, 2009, the Administrative Agent and Lenders under the Company's Credit Agreement dated September 14, 2007 ("Credit Agreement"), the Company and Marshall T. Reynolds entered into a Forbearance Agreement (the "Forbearance Agreement") which provides, among other things, that during a standstill period commencing on December 29, 2009 and ending on March 31, 2010 (unless sooner terminated by default of Champion under the Forbearance Agreement or the Credit Agreement), the Required Lenders are willing to temporarily forbear exercising certain rights and remedies available to them, including acceleration of the obligations or enforcement of any of the liens provided for in the Credit Agreement. The Company acknowledged in the Forbearance Agreement that as a result of the existing defaults, the Lenders are entitled to decline to provide further credit to the Company, to terminate their loan commitments, to accelerate the outstanding loans, and to enforce their liens.  The Company does not believe it will be in compliance with certain financial covenants in the Credit Agreement during 2010.

    The Forbearance Agreement provides that during the standstill period, so long as the Company has excess availability equal to or greater than $1,000,000 (and will continue to have after any request for credit) and meets the conditions of the Forbearance Agreement, it may continue to request credit under the revolving credit line.

    The Forbearance Agreement imposes various reporting and disclosure requirements on the Company, requires it to submit to a third party financial review, maintain certain account levels, submit to field audits and inspections and reduce outstanding term loans to $49,632,442. The reduction in the principal outstanding obligations of the term loan will be accomplished through the elimination of various borrowing base reserves established by the Administrative Agent, the release of $3.0 million in cash collateral that was being held in escrow subsequent to year end pursuant to previous actions by the Administrative Agent and the $3.0 million in cash proceeds received by the Company from issuing an unsecured promissory note.

    The Forbearance Agreement also required Marshall T. Reynolds to lend to the Company $3,000,000 in exchange for a subordinated unsecured promissory note in like amount, payment of principal and interest on which is prohibited until payment of all liabilities under the Credit Agreement. This $3,000,000 was applied to prepayment of $3,000,000 of the Company's loans. This subordinated unsecured promissory note bearing interest at the Wall Street Journal prime rate (currently 3.25%) and maturing September 14, 2014, and a debt subordination agreement, both dated December 29, 2009, have been executed and delivered, and Mr. Reynolds has advanced $3,000,000 to the Company. The Company paid to the Administrative Agent a nonrefundable forbearance fee of $100,000 upon closing of the Forbearance Agreement.

    The Company had borrowed under its $20.0 million line of credit approximately $8.7 million at October 31, 2009 which encompassed refinancing of existing indebtedness prior to The Herald-Dispatch acquisition and to partially fund the purchase of The Herald-Dispatch. Pursuant to the borrowing base calculation and reflective of the terms of the Forbearance Agreement and the Credit Agreement and exclusive of any reserves which may be implemented by the Administrative Agent in its sole discretion (the Company was notified pursuant to the filing of its December 31, 2009 borrowing base of an additional $1.5 million reserve being instituted by the Administrative Agent), the Company had $8.9 million in additional availability under its $20.0 million revolving credit line subject to the $1.0 million excess availability threshold pursuant to the terms of the Forbearance Agreement as of October 31, 2009. The Company has an additional $1.0 million unsecured Line of Credit available with another Bank that expires in July 2010.

    As of October 31, 2009, the Company had contractual obligations in the form of leases and debt as follows:

Payments Due by Fiscal Year
Contractual Obligations	2010	2011	2012	2013	2014	Residual	Total

Non-cancelable operating leases	$1,281,076	$1,105,785	$932,343	$845,884	$271,640	$-	$4,436,728

Revolving line of credit	8,725,496	-	-	-	-	-	8,725,496

Term debt	57,024,424	375,729	290,573	182,119	70,015	-	57,942,860

	$67,030,996	$1,481,514	$1,222,916	$1,028,003	$341,655	$-	$71,105,084

    The Company is required to make certain mandatory payments on its credit facilities related to (1) net proceeds received from a loss subject to applicable thresholds, (2) equity proceeds and (3) effective January 31, 2009, the Company is required to prepay its credit facilities by 75% of excess cash flow for its most recently completed fiscal year. The excess cash flow for purposes of this calculation is defined as the difference (if any) between (a) EBITDA for such period and (b) federal, state and local income taxes paid in cash during such period plus capital expenditures during such period not financed with indebtedness plus interest expense paid in cash during such period plus the aggregate amount of scheduled payments made by the Borrower and its Subsidiaries during such period in respect of all principal on all indebtedness (whether at maturity, as a result of mandatory sinking fund redemption, or otherwise), plus restricted payments paid in cash by the Borrower during such period in compliance with the credit agreement. The Company has no prepayment obligation due January 31, 2010 pursuant to the applicable calculations.

Cash Flows from Operating Activities

Cash flows from operating activities for the years ended October 31, 2009, 2008 and 2007 were $11.3 million, $10.3 million, and $8.7 million. The increase in cash flows from operating activities for fiscal 2009 compared to 2008 was primarily associated with a decrease in accounts receivable. The increase in cash flows from operating activities for the fiscal year 2008 compared to 2007 was primarily associated with higher depreciation and amortization, deferred financing costs, deferred income taxes, and bad debt expense. The impairment costs associated primarily with the acquisition of The Herald-Dispatch had no impact on cash flows from operating activities.

Cash Flows from Investing Activities

Cash used in investing activities was $(1.0) million, $(3.8) million, and $(4.1) million for the years ended October 31, 2009, 2008 and 2007. Cash flows used in investing activities were down approximately $2.9 million in 2009 from 2008. The cash used in investing activities in 2009 was primarily related to capital expenditures offset by proceeds from cash surrender value of life insurance policies. Cash flows used in investing activities decreased in 2008 compared to 2007 and for both periods the cash flows were primarily associated with purchases of property and equipment and payments for businesses acquired in previous periods.

Cash Flows from Financing Activities

Net cash flows used in financing activities for the years ended October 31, 2009, 2008 and 2007 were $(9.2) million, $(12.3) million, and $(4.2) million. The decrease in cash used in financing activities was primarily associated with less payments made on the Company's outstanding indebtedness associated with its revolving credit facility and the elimination of the Company's dividend in the second quarter of 2009.  The $12.3 million utilized for financing activities in 2008 was primarily reflective of net payments on debt and dividends partially offset by negative book cash balances and stock option proceeds.  During 2009, the Company reduced net borrowings by approximately $6.8 million after adjusting for non-cash investing and financing activities. This, coupled with dividend payments of $600,000 was reflective of net cash used in financing activities during 2009. Dividends paid in 2009, 2008, and 2007 were $0.6 million, $2.4 million, and $2.4 million.

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

NEWLY ISSUED ACCOUNTING STANDARDS

FASB ASC Topic 105

    In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, "The Hierarchy of Generally Accepted Accounting Principles"- a replacement of SFAS No. 162. This statement establishes two levels of U.S. generally accepted accounting principles ("GAAP"), authoritative and not. The FASB Accounting Standards Codification ("the Codification") became the source of authoritative, nongovernmental GAAP, with the exceptions of rules and interpretive guidelines issued by the SEC, which are authoritative for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative for interim and annual reporting as of September 15, 2009. The Company began using the Codification, for financial reporting, as of the fiscal year ended October 31, 2009. As the Codification is not intended to change any standards outlined in GAAP, but only to organize and unify existing standards, this did not have an impact on the Company's financial statements.

FASB ASC Topic 805

    "Business Combinations" (ASC 805) (formerly SFAS No. 141 and its revision 141(R)) changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. ASC 805 as it relates to recognizing all (and only) the assets acquired and liabilities assumed in a business combination, costs an acquirer expects but it not obligated to incur in the future to exit an activity of an acquiree or to terminate or relocate an acquiree's employees are not liabilities at the acquisition date but must be expensed in accordance with other applicable generally accepted accounting principles. Additionally, during the measurement period, which should not exceed one year from the acquisition date, any adjustments that are needed to assets acquired and liabilities assumed to reflect new information obtained about facts and circumstances that existed as of that date will be adjusted retrospectively. The acquirer will be required to expense all acquisition-related costs in the periods such costs are incurred other than costs to issue debt or equity securities. ASC 805 will have no impact on our results of operations, financial position or cash flows at the date of adoption, but it could have a material impact on our results of operations, financial position or cash flows in the future when it is applied to acquisitions which occur in the fiscal year beginning November 1, 2009.

FASB ASC Topic 350-30-35

    In April 2008, the FASB issued staff position FSP FAS 142-3 (FSP 142-3), "Determination of the Useful Life of Intangible Assets", and has subsequently been codified under FASB ASC 350-30-35, "Determining the Useful Life of an Intangible Asset" and is hereon referred to as ASC 350-30-35, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of ASC 350-30-35 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset as outlined by the U.S. generally accepted accounting principles (GAAP). ASC 350-30-35 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, we will adopt ASC 350-30-35 as of November 1, 2009. We do not expect this to have an impact on our results of operations, financial position or cash flows at the date of adoption, but it could have a material impact on our results of operations, financial position or cash flows in future periods.

FASB ASC Topic 815

    "Derivatives and Hedging" (ASC 815) (formerly SFAS No. 161- an amendment of FASB Statement No. 133) changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under the former Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of requirements outlined in ASC 815 to have a material impact on its consolidated financial statements.

 FASB ASC Topic 820-10-35

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
Todd R. Fry
Senior Vice President and Chief Financial Officer

PART III

ITEM 10 - DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to the directors and corporate governance of the Company is contained under the captions “Elections of Directors”, “Meetings, Committees and Attendance”, “Section 16a Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement, expected to be dated February 12, 2010, with respect to the Annual Meeting of Shareholders to be held on March 15, 2010, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference. Certain information concerning executive officers of the Company appear in “EXECUTIVE OFFICERS OF CHAMPION” at Part I of this report.

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this Item is contained under the captions "Executive Compensation" including "Compensation Discussion and Analysis", "Compensation Committee Report", "Summary Compensation Table", "Outstanding Equity Awards at Fiscal Year-End" and "Director Compensation" in the Company’s definitive Proxy Statement, expected to be dated February 12, 2010, with respect to the Annual Meeting of Shareholders to be held on March 15, 2010, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item is contained under the captions “Equity Compensation Plan Information” and “Ownership of Shares” in the Company’s definitive Proxy Statement, expected to be dated February 12, 2010, with respect to the Annual Meeting of Shareholders to be held on March 15, 2010, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item is contained under the captions “Transactions with Directors, Officers and Principal Shareholders” and "Meetings, Committees and Attendance" in the Company’s definitive Proxy Statement, expected to be dated February 12, 2010, with respect to the Annual Meeting of Shareholders to be held on March 15, 2010, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

                 The information called for by this Item is contained under the caption “Independent Auditors” in the Company’s definitive Proxy Statement, expected to be dated February 12, 2010, with respect to the Annual Meeting of Shareholders to be held on March 15, 2010, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

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

(3)	3.1	Articles of Incorporation	Filed as Exhibit 3.1 to Form 10-Q dated June 16, 1997, filed on June 16, 1997, incorporated herein by reference.

	3.2	By Laws	Filed as Exhibit 3.2 to Form 10-K dated January 21, 2008, filed on January 25, 2008, incorporated herein by reference.

(4)		Instruments defining the rights of security holders, including debentures.	See Exhibit 3.1 above.

(10)		Material Contracts
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

Agreement of Lease dated September 25, 1998 between Ronald H. Scott and Frank A. Scott dba St. Clair Leasing Co. and Interform Corporation, regarding 1901 Mayview Road, Bridgeville, Pennsylvania, filed as Exhibit 10.4 to Form 10-K dated January 25, 2000, filed January 28, 2000, is incorporated herein by reference.

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

Agreement of lease dated November 1, 2008 between ADJ Corporation and Champion Publishing, Inc. regarding 100 Industrial Lane Property, Huntington, West Virginia. Filed as exhibit 10.1 to Form 10-K dated January 19, 2009, is incorporated herein by reference.

$1,000,000 revolving line of credit between Stationers, Inc. and First Sentry Bank dated as of January 13, 2009.
Filed as Exhibit 10.2 to Form 10-K  dated January 19, 2009, is incorporated herein by reference.

Forbearance Agreement and related Promissory Note and Debt Subordination Agreement dated December 19, 2009  between Champion Industries Inc., Marshall Reynolds and Fifth Third Bank as Lender, L/C Issuer and Administrative Agent for Lenders. Filed as Exhibits 10.1, 10.2 and 10.3 to Form 8-K dated January 4, 2010, is incorporated herein by reference.

(10.1)		$600,000 Promissory Note dated June 10, 2009 between Champion Industries, Inc and First Sentry Bank. Page Exhibit (10.1)

(10.2)		Agreement of Lease dated October 27, 2009 between ADJ Corporation and Champion Industries, Inc. regarding 3000 Washington St. West, Charleston, WV. Page Exhibit (10.2)

(14)	Code of Ethics
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

(c)  Financial Statement Schedules - Filed as separate section on page F-41.

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

Date: January 27, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.
SIGNATURE AND TITLE	DATE

/s/ Louis J. Akers	January 27, 2010
Louis J. Akers, Director

/s/ Philip E. Cline	January 27, 2010
Philip E. Cline, Director

/s/ Harley F. Mooney, Jr.	January 27, 2010
Harley F. Mooney, Jr., Director

/s/ A. Michael Perry	January 27, 2010
A. Michael Perry, Director

/s/ Marshall T. Reynolds	January 27, 2010
Marshall T. Reynolds, Director

/s/ Neal W. Scaggs	January 27, 2010
Neal W. Scaggs, Director

/s/ Glenn W. Wilcox, Sr.	January 27, 2010
Glenn W. Wilcox, Sr., Director

Champion Industries, Inc.

Audited Consolidated Financial Statements and Schedule

October 31, 2009

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
Champion Industries, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Champion Industries, Inc. and Subsidiaries (the “Company”) as of October 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2009.  Our audits also included the financial statement schedule listed in the index at Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the 2008 consolidated financial statements have been restated to correct a misstatement of deferred tax expense associated with deferred tax liability attributes relating to goodwill and other intangible assets.

As more fully discussed in Note 12 to the consolidated financial statements, in connection with the Company’s annual impairment evaluation of recorded goodwill and other intangible assets, the Company recorded a noncash charge of approximately $41.1 million ($25.5 million, net of deferred tax benefit) for impairment of the value of the goodwill and other intangible assets, which resulted from the 2007 acquisition of the Company’s newspaper segment.  Additionally, as more fully discussed in Note 14 to the consolidated financial statements, the Company recorded a charge of approximately $600,000 resulting from the discontinuation of hedge accounting for the hedge ineffectiveness of the Company’s interest rate swap agreement.

Additionally, as more fully discussed in Note 3 to the consolidated financial statements, the Company as of, and during the year ended October 31, 2009, was not in compliance with certain of its financial covenants arising under a credit agreement involving several lending financial institutions. The Company has been unable to obtain a waiver or negotiate amendments to correct the covenant violations.  The Company has been negotiating with the financial institutions’ administrative agent for the credit agreement to restructure the existing arrangement; however, terms satisfactory to the Company and all lending parties involved have not been reached.  The Company and the administrative agent entered into a Forbearance Agreement that concludes on March 31, 2010, which provides, among other things, a standstill period that temporarily forbears exercising certain rights available to the lending institutions including acceleration of the obligations and enforcement of any of the liens, unless sooner terminated by default by the Company.  Should the Company and the administrative agent for the lending institutions not reach mutually agreeable arrangements to amend or waive the current lending agreement’s financial covenants, and the Company is unable to comply with those covenants subsequent to the conclusion of the Forbearance Agreement, the entire debt obligation could become due and payable immediately and the Company would be forced to refinance or repay its debt obligations or seek other remedial alternatives.  Management’s plans concerning these matters are also discussed in Note 3 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, except that certain debt obligations have been reflected as current liabilities as of October 31, 2009.

We were not engaged to examine management's assessment of the effectiveness of Champion Industries, Inc.’s internal control over financial reporting as of October 31, 2009, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ Arnett & Foster, P.L.L.C.

Charleston, West Virginia
January 28, 2010

Champion Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	October 31,
	2009	2008 (Restated)
Assets
Current assets:
Cash and cash equivalents	$1,159,282	$-
Accounts receivable, net of allowance of $1,353,000 and $1,851,000	18,424,310	23,888,688
Inventories	11,161,977	12,014,118
Income tax refund	1,911,400	711,096
Other current assets	925,120	833,066
Deferred income tax assets	1,000,847	1,130,742
Total current assets	34,582,936	38,577,710

Property and equipment, at cost:
Land	2,016,148	2,120,689
Buildings and improvements	11,806,238	12,110,480
Machinery and equipment	57,481,742	55,407,620
Furniture and fixtures	4,129,537	4,089,466
Vehicles	3,145,772	3,144,682
	78,579,437	76,872,937
Less accumulated depreciation	(53,170,108)	(49,764,709)
	25,409,329	27,108,228

Cash surrender value of officers’ life insurance	-	874,397
Goodwill	15,332,283	38,894,778
Deferred financing costs	1,199,199	1,508,669
Other intangibles, net of accumulated amortization	5,645,078	15,730,841
Trademark and masthead	10,001,812	18,515,316
Deferred tax asset, net of current portion	8,799,518	-
Other assets	51,738	68,906
	41,029,628	75,592,907
Total assets	$101,021,893	$141,278,845

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	October 31,
	2009	2008 (Restated)
Liabilities and shareholders’ equity
Current liabilities:
Line of credit	$8,725,496	$-
Negative book cash balances	-	986,704
Accounts payable	4,637,199	4,844,725
Accrued payroll and commissions	2,392,971	2,726,911
Taxes accrued and withheld	1,391,718	987,385
Accrued expenses	2,027,266	1,546,055
Other current liabilities	962,893	-
Current portion of long-term debt:
Notes payable	57,024,424	7,118,543
Total current liabilities	77,161,967	18,210,323

Long-term debt, net of current portion:
Line of credit	-	9,125,496
Notes payable	918,436	57,206,307
Deferred income tax liabilities	-	5,301,581
Other liabilities	7,350	939,006
Total liabilities	78,087,753	90,782,713

Commitments and contingencies-See Note

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized;
9,987,913 shares issued
and outstanding	9,987,913	9,987,913
Additional paid-in capital	22,768,610	22,768,610
Retained (deficit) earnings	(9,822,383)	18,297,522
Other comprehensive loss	-	(557,913)
Total shareholders’ equity	22,934,140	50,496,132
Total liabilities and shareholders’ equity	$101,021,893	$141,278,845

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended October 31,
	2009	2008 (Restated)	2007
Revenues:
Printing	$88,989,794	$105,275,191	$104,500,337
Office products and office furniture	35,874,431	41,540,114	41,448,642
Newspaper	16,393,896	18,939,250	2,540,377
Total revenues	141,258,121	165,754,555	148,489,356

Cost of sales & newspaper operating costs:
Printing	66,856,098	75,590,247	75,616,988
Office products and office furniture	24,859,285	28,457,142	28,834,642
Newspaper cost of sales & operating costs	8,714,941	9,492,591	1,187,444
Total cost of sales & newspaper operating costs	100,430,324	113,539,980	105,639,074

Gross profit	40,827,797	52,214,575	42,850,282

Selling, general and administrative expenses	37,126,228	39,528,551	32,335,593
Asset impairments costs	41,333,653	-	-
Hurricane and relocation costs, net of recoveries	(38,673)	(33,411)	-
(Loss) Income from operations	(37,593,411)	12,719,435	10,514,689

Other income (expense):
Interest income	2,771	65,657	45,021
Interest expense	(5,184,668)	(5,733,677)	(1,455,470)
Other	(475,488)	69,602	179,126
	(5,657,385)	(5,598,418)	(1,231,323)
(Loss) income before income taxes	(43,250,796)	7,121,017	9,283,366
Income tax benefit (expense)	15,730,172	(2,462,856)	(3,203,226)
Net (loss) income	$(27,520,624)	$4,658,161	$6,080,140

(Loss) earnings per share:
Basic	$(2.76)	$0.47	$0.61
Diluted	(2.76)	0.46	0.60

Dividends paid per share	0.06	0.24	0.24

Weighted average shares outstanding:
Basic	9,988,000	9,986,000	9,957,000
Diluted	9,988,000	10,024,000	10,103,000

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings (Deficit)	Loss	Total
Balance, October 31, 2006	9,922,913	$9,922,913	$22,636,620	$12,217,152	$-	$44,776,685
Net income for 2007	-	-	-	6,080,140	-	6,080,140
Other comprehensive loss (net of tax)	-	-	-	-	(11,350)	(11,350)
Total comprehensive income	-	-	-	6,080,140	(11,350)	6,068,790
Dividends ($0.24 per share)	-	-	-	(2,389,417)	-	(2,389,417)
Stock options exercised	46,000	46,000	96,680	-	-	142,680
Cumulative effect of adjustment resulting from adoption of SAB 108, net of tax	-	-	-	128,349	-	128,349
Balance, October 31, 2007	9,968,913	9,968,913	22,733,300	16,036,224	(11,350)	48,727,087
Net income for 2008 (Restated)	-	-	-	4,658,161		4,658,161
Other comprehensive loss (net of tax)	-	-	-	-	(546,563)	(546,563)
Total comprehensive income (Restated)	-	-	-	4,658,161	(546,563)	4,111,598
Dividends ($0.24 per share)	-	-	-	(2,396,863)	-	(2,396,863)
Stock options exercised	19,000	19,000	35,310	-	-	54,310
Balance, October 31, 2008 (Restated)	9,987,913	9,987,913	22,768,610	18,297,522	(557,913)	50,496,132
Net loss for 2009				(27,520,624)	-	(27,520,624)
Other comprehensive loss (net of tax)	-	-	-	-	(19,823)	(19,823)
Ineffectiveness hedging loss				-	577,736	577,736
Total comprehensive loss				(27,520,624)	557,913	(26,962,711)
Dividends ($0.06 per share)	-	-	-	(599,281)	-	(599,281)
Stock options exercised	-	-	-
Balance, October 31, 2009	9,987,913	$9,987,913	$22,768,610	$(9,822,383)	$-	$22,934,140

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
	Year Ended October 31,
	2009	2008 (Restated)	2007
Cash flows from operating activities:
Net (loss) income	$(27,520,624)	$4,658,161	$6,080,140
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	5,244,938	5,384,509	3,992,640
(Gain) loss on sale of assets	(55,719)	4,552	49,758
Deferred income taxes	(13,957,990)	2,129,999	(15,194)
Deferred financing costs	309,471	309,471	-
Bad debt expense	876,145	854,283	491,934
Intangible impairment	41,127,483	-	-
Asset Impairment	206,170	-	-
Loss on hedging agreements	577,736	-	-
Changes in assets and liabilities:
Accounts receivable	4,588,233	(1,503,868)	(927,958)
Inventories	852,141	(509,271)	4,232
Other current assets	(92,053)	49,469	(166,758)
Accounts payable	(207,527)	(635,114)	959,552
Accrued payroll and commissions	(333,940)	266,624	298,569
Taxes accrued and withheld	404,333	(306,740)	(132,206)
Accrued income taxes	(1,200,304)	(78,657)	(1,825,842)
Accrued expenses	481,211	(271,800)	248,251
Other liabilities	(1,800)	(1,800)	(377,434)
Net cash provided by operating activities	11,297,904	10,349,818	8,679,684
Cash flows from investing activities:
Purchase of property and equipment	(1,993,029)	(2,373,122)	(3,530,050)
Proceeds from sale of fixed assets	160,324	192,749	146,857
Businesses acquired, net of cash received	-	(1,657,239)	(1,214,283)
Goodwill and other intangible additions	-	-	(45,811)
Change in other assets	5,168	52,003	127,657
Cash surrender value proceeds	874,397	-	291,836
(Increase) decrease in cash surrender value	-	(40,291)	76,754
Net cash used in investing activities	(953,140)	(3,825,900)	(4,147,040)
Cash flows from financing activities:
Borrowings on line of credit	600,000	-	12,101,000
Payments on line of credit	(1,000,000)	(6,415,000)	(12,101,000)
(Decrease) increase in negative book cash balances	(986,704)	986,704	-
Proceeds from long-term debt	-	767,852	2,654,254
Principal payments on long-term debt	(7,199,497)	(5,314,041)	(4,313,471)
Financing costs paid	-	-	(320,147)
Proceeds from exercise of stock options	-	54,310	142,680
Dividends paid	(599,281)	(2,396,863)	(2,389,417)
Net cash used in financing activities	(9,185,482)	(12,317,038)	(4,226,101)
Net increase (decrease) in cash and cash equivalents	1,159,282	(5,793,120)	306,543
Cash and cash equivalents at beginning of year	-	5,793,120	5,486,577
Cash and cash equivalents at end of year	$1,159,282	$-	$5,793,120

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Champion is a commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets in the United States of America, east of the Mississippi. Champion also publishes The Herald-Dispatch daily newspaper in Huntington, WV with a total daily and Sunday circulation of approximately 24,000 and 30,000 respectively.

The accounting and reporting policies of Champion conform to accounting principles generally accepted in the United States. The preparation of the financial statements in conformity with generally accepted accounting principles (GAAP) require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

As of July 1, 2009, FASB (Financial Accounting Standards Board) Accounting Standards Codification became the single reference source of authoritative non-governmental U.S. GAAP. In the succeeding footnotes references to GAAP issued by the FASB are to the FASB Accounting Standards Codification which is denoted here forth as ASC. The following is a summary of the more significant accounting and reporting policies which include updated references to GAAP as stated by the ASC which became effective for financial reporting purposes as of September 15, 2009.

Restatement of Prior Year

    In the fourth quarter of fiscal year 2009, the Company identified approximately $1.4 million or $0.14 per share on a basic and diluted basis of non-cash deferred tax related adjustments for 2008. Accordingly, the Consolidated Financial statements for October 31, 2008 presented in this Form 10-K have been restated to increase deferred income tax expense and to increase deferred income tax liability. This adjustment is related to the goodwill, tradename and masthead associated with the acquisition of The Herald-Dispatch. This deferred tax liability will remain on the balance sheet until such time as the associated intangible assets are impaired, sold or otherwise disposed of. As a result of the impairment charge recorded in 2009 this deferred tax liability is now reflected as a deferred tax asset due to the non-cash benefit associated with the impairment of goodwill, tradename and masthead.

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

Cash and Cash Equivalents

Cash and cash equivalents consist principally of cash on deposit with banks and repurchase agreements for government securities, all highly liquid investments with an original maturity of three months or less. At October 31, 2009 and 2008, the Company held overnight repurchase agreements for $ 0 and $30,000 of Eurodollar Sweep Investments with stated interest rates of 0.40% and 1.22%, respectively. The Company's cash deposits in excess of federally insured amounts are primarily maintained at a large well-known financial institution.

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

During 2009, 2008 and 2007, $876,000, $854,000, and $492,000 of bad debt expense was incurred and the allowance for doubtful accounts was $1,353,000, $1,851,000, and $1,511,000 as of October 31, 2009, 2008 and 2007. The actual write-offs for the periods were $1,375,000, $514,000, and $657,000 during 2009, 2008 and 2007. The actual write-offs occur when it is determined an account will not be collected. General economic conditions and specific geographic and customer concerns are major factors that may affect the adequacy of the allowance and may result in a change in the annual bad debt expense.

No individual customer represented greater than 3.0% of the gross outstanding accounts receivable at October 31, 2009 and 2008. The Company’s ten largest accounts receivable balances represented 13.8% and 18.1% of gross outstanding accounts receivable at October 31, 2009 and 2008.

Inventories

Inventories are principally stated at the lower of first-in, first-out, cost or market. Manufactured finished goods and work-in-process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs.

FASB ASC Topic 330, "Inventories" (ASC 330) (formerly SFAS No.151, an amendment of ARB No.43, chapter 4) clarifies the accounting for items such as abnormal freight, handling costs, and amounts of wasted material (spoilage). ASC 330 requires such items to be treated as current period charges rather than as a portion of the inventory cost. This did not have a material effect on the Company's financial statement.

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

        Major renewals, betterments and replacements are capitalized while maintenance and repair costs are charged to operations as incurred. Upon the sale or disposition of assets, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in income. Depreciation expense approximated $4,199,000, $4,324,000 and $3,538,000 for the years ended October 31, 2009, 2008 and 2007 and is reflected as a component of cost of sales and newspaper operating costs and selling, general and administrative expenses.

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

    FASB ASC Topics 805, “Business Combinations” and 350, “Intangibles- Goodwill and Other” (formerly SFAS No. 141 and 142 respectively) express that Goodwill shall not be amortized. Instead, Goodwill shall be tested for impairment at a level of reporting referred to as a reporting unit. The first step of impairment analysis is a screen for potential impairment and was to be completed within six months of adopting the former SFAS No. 142. The second step, if required, measures the amount of the impairment. The Company completed step one of the initial impairment analysis and subsequent annual analysis during the second and fourth quarters of 2002. Additionally, this analysis was performed in the fourth quarter of each year thereafter.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expense for the years ended October 31, 2009, 2008 and 2007 approximated $791,000, $978,000, and $609,000.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options using the treasury stock method. The effect of dilutive stock options increased weighted average shares outstanding by 0, 38,000 and 146,000 for the years ended October 31, 2009, 2008 and 2007.

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Revenue Recognition

Revenues are recognized when products are shipped or ownership is transferred and when services are rendered to customers. The Company acts as a principal party in sales transactions, assumes title to products and assumes the risks and rewards of ownership including risk of loss for collection, delivery or returns. The Company typically recognizes revenue for the majority of its products upon shipment to the customer and transfer of title. Under agreements with certain customers, custom forms may be stored by the Company for future delivery. In these situations, the Company may receive a logistics and warehouse management fee for the services provided. In these cases, delivery and bill schedules are outlined with the customer and product revenue is recognized when manufacturing is complete and the product is received into the warehouse, title transfers to the customer, the order is invoiced and there is reasonable assurance of collectability. Since the majority of products are customized, product returns are not significant. Therefore, the Company records sales on a gross basis. Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on websites. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognized are recorded as deferred revenue. The deferred revenue associated with The Herald-Dispatch approximated $611,000 and $684,000 at October 31, 2009 and 2008.

Accounting for Costs Associated with Exit or Disposal Activities

    FASB ASC Topic 420, “Exit or Disposal Cost Obligations” (formerly SFAS No. 146) states that a liability for a cost associated with an exit or disposal activity shall be measured initially at its fair value in the period in which the liability is incurred. The adoption of this standard has been effective for exit or disposal activities that were initiated after December 31, 2002.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Accounting for Stock-Based Compensation

 FASB ASC Topic 718, “Compensation- Stock Compensation” (formerly FASB SFAS No. 123R) states that an entity shall recognize the services received in a share-based payment transaction with an employee as services are received. Employee services themselves are not recognized before they are received. The entity shall recognize either a corresponding increase in equity or a liability, depending on whether the instruments granted satisfy the equity or liability classification criteria. As the services are consumed, the entity shall recognize the related cost. This Topic uses the terms compensation and payment in their broadest senses to refer to the consideration paid for employee services. This standard has been effective as of the interim and annual periods beginning after June 15, 2005. Therefore this was in effect for the Company as of November 1, 2005. Since the Company’s employee stock options vest immediately in the year granted, the initial adoption did not have any effect on the Company’s financial statements. However, the Company will be required to expense the value of employee stock options when future options are granted. There were no stock option grants in 2009, 2008 or 2007.

Before the adoption of the former SFAS 123R, the Company had elected to follow the intrinsic value method in accounting for its employee stock options. Accordingly, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized.

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

The following pro forma information has been determined as if the Company had accounted for its employee stock options under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options was expensed in the year granted since the options vested immediately. The Company's pro forma information for the years ended October 31 are as follows:

	Year Ended October 31,
	2009 (1)	2008 (1) (Restated)	2007 (1)

Net (loss) income as reported	$(27,520,624)	$4,658,161	$6,080,140
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	-	-	-
Pro forma net (loss) income	$(27,520,624)	$4,658,161	$6,080,140
(Loss) earnings per share:
Basic, as reported	$(2.76)	$0.47	$0.61
Basic, pro forma	$(2.76)	$0.47	$0.61

Diluted, as reported	$(2.76)	$0.46	$0.60
Diluted, pro forma	$(2.76)	$0.46	$0.60

(1) Not applicable, since the Company adopted the former SFAS 123R on November 1, 2005 and there were no stock options granted during 2007, 2008 and 2009.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

FASB ASC Topic 250

        In September 2006, the SEC Staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 is now subsequently codified under FASB ASC 250, “Accounting Changes and Error Corrections”.

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

FASB ASC Topic 605-45-50
FASB ASC Topic 605-45-50 “Taxes Collected from Customers and Remitted to Governmental Authorities” (ASC 605-45-50) (formerly EITF 06-03) clarifies the proper treatment in accounting for taxes collected and remitted to government authorities. This standard states that taxes should be, within the scope of the issue, reported on either a gross basis (included in revenues and costs) or a net basis (excluded from revenues). For any such taxes that are reported on a gross basis, an entity shall disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The Company adopted the former EITF 06-03 on February 1, 2007 and records sales tax on a net basis. The adoption of this standard did not have a material impact on our results of operations, financial position or cash flows.

FASB ASC Topic 820

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (ASC 820) (formerly SFAS No. 157) defines fair value, establishes methods used to measure fair value and expands disclosure requirements about fair value measurements. In September 2006, the FASB issued the former FAS No. 157, “Fair Value Measurements.” ASC 820 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurements. ASC 820, as issued, is effective for fiscal years beginning after November 15, 2007. The former FASB Staff Position (FSB) FAS No. 157-2 was issued in February 2008 and deferred the effective date of ASC 820 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. Accordingly, as of November 1, 2008, the Company adopted ASC 820 for financial assets and liabilities only. The Company's interest rate swap derivative liability is based on third party valuation models, and is therefore classified as having Level 2 inputs. The adoption of ASC 820 for financial assets and financial liabilities did not have a material impact on the Company's results of operations, financial condition or liquidity. The full adoption of ASC 820 for nonfinancial assets and nonfinancial liabilities is also not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

FASB ASC Topic 825-10-35

FASB ASC Topic 825-10-35, “Fair Value Option” (ASC 825-10-35) (formerly SFAS No. 159) states that a business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. ASC 825-10-35 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. ASC 825-10-35 has been effective for the Company since the adoption of ASC 825-10-35 beginning November 1, 2008.  The Company elected to not apply the provisions of ASC 825-10-35; therefore the adoption of ASC 825-10-35 did not affect our consolidated financial position, results of operations or cash flows.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
FASB ASC Topic 805

    FASB ASC Topic 805, “Business Combinations” (ASC 805) (formerly SFAS No. 141 and its revision 141(R)) changes how business acquisitions are accounted and will impact financial statements both on the acquisition date and in subsequent periods.  ASC 805 as it relates to recognizing all (and only) the assets acquired and liabilities assumed in a business combination, costs an acquirer expects but it not obligated to incur in the future to exit an activity of an acquiree or to terminate or relocate an acquiree's employees are not liabilities at the acquisition date but must be expensed in accordance with other applicable generally accepted accounting principles. Additionally, during the measurement period, which should not exceed one year from the acquisition date, any adjustments that are needed to assets acquired and liabilities assumed to reflect new information obtained about facts and circumstances that existed as of that date will be adjusted retrospectively. The acquirer will be required to expense all acquisition-related costs in the periods such costs are incurred other than costs to issue debt or equity securities. ASC 805 will have no impact on our results of operations, financial position or cash flows at the date of adoption, but it could have a material impact on our results of operations, financial position or cash flows in the future when it is applied to acquisitions which occur in the fiscal year beginning November 1, 2009.

FASB ASC Topic 50-30-35

    In April 2008, the FASB issued staff position FSP FAS 142-3 (FSP 142-3), "Determination of the Useful Life of Intangible Assets", and has subsequently been codified under FASB ASC 350-30-35, “Determining the Useful Life of an Intangible Asset” and is hereon referred to as ASC 350-30-35, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of ASC 350-30-35 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset as outlined by the U.S. generally accepted accounting principles (GAAP). ASC 350-30-35 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, we have adopted ASC 350-30-35 as of November 1, 2009. We do not expect this to have an impact on our results of operations, financial position or cash flows at the date of adoption, but it could have a material impact on our results of operations, financial position or cash flows in future periods.

FASB ASC Topic 815

    FASB ASC 815, “Derivatives and Hedging” (ASC 815) (formerly SFAS No. 161- an amendment of FASB Statement No. 133) changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The implementation of requirements outlined in ASC 815 did not have a material impact on the Company's consolidated financial statements.

FASB ASC Topic 820-10-35-15A

    FASB ASC Topic 820-10-35 paragraph 15A, “Financial Assets in a Market that is Not Active” (ASC 820-10-35-15A) (formerly FSP FAS No. 157-3) describes the proper determination of fair market value in a situation where there is little, if any, market activity. For additional guidance on measurement of fair value in such situations ASC 820-10-35-15A references ASC Topics 820-10-35-3 and 820-10-35-53. This has been in effect for the Company since the issuance of ASC 820-10-35-15A, including prior periods for which financial statements have not been issued.

FASB ASC Topic 105

    In June 2009, The FASB issued the former SFAS No.168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of the former FASB Statement No. 162 ("SFAS 162"). SFAS 168 replaces the former SFAS 162 and establishes The FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under federal securities laws are sources of authoritative GAAP for SEC registrants. The former SFAS 168 will become effective for the Company for interim and annual periods ending after September 15, 2009. The Company has adopted the Codification for the year ending October 31, 2009.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

FASB ASC Topic 820-10-35

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

FASB ASC Topic 855

    Effective July 31, 2009, the Company adopted the former SFAS No. 165, "Subsequent Events" ("SFAS 165"). ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. The Company will recognize in its consolidated financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing its financial statements. Events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date will be disclosed in a footnote. In accordance with ASC 855, the Company has evaluated events and transactions after the close of its balance sheet on October 31, 2009, until the date of the Company's 10-K filing with the SEC on January 29, 2010, for potential recognition or disclosure in the Company's consolidated financial statements

FASB ASC Topic 805

    "BusinessCombinations" (ASC 805) (formerly SFAS No. 141 and its revision 141(R)) changes how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. ASC 805 as it relates to recognizing all (and only) the assets acquired and liabilities assumed in a business combination, costs an acquirer expects but it not obligated to incur in the future to exit an activity of an acquiree or to terminate or relocate an acquiree's employees are not liabilities at the acquisition date but must be expensed in accordance with other applicable generally accepted accounting principles. Additionally, during the measurement period, which should not exceed one year from the acquisition date, any adjustments that are needed to assets acquired and liabilities assumed to reflect new information obtained about facts and circumstances that existed as of that date will be adjusted retrospectively. The acquirer will be required to expense all acquisition-related costs in the periods such costs are incurred other than costs to issue debt or equity securities. ASC 805 will have no impact on our results of operations, financial position or cash flows at the date of adoption, but it could have a material impact on our results of operations, financial position or cash flows in the future when it is applied to acquisitions which occur in the fiscal year beginning November 1, 2009.

FASB ASC Topic 350-30-35

    In April 2008, the FASB issued staff position FSP FAS 142-3 (FSP 142-3), "Determination of the Useful Life of Intangible Assets", and has subsequently been codified under FASB ASC 350-30-35, "Determining the Useful Life of an Intangible Asset" and is hereon referred to as ASC 350-30-35, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of ASC 350-30-35 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset as outlined by the U.S. generally accepted accounting principles (GAAP). ASC 350-30-35 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, we have adopted ASC 350-30-35 as of November 1, 2009. We do not expect this to have an impact on our results of operations, financial position or cash flows at the date of adoption, but it could have a material impact on our results of operations, financial position or cash flows in future periods.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Reclassification
    Certain prior-year amounts have been reclassified to conform to the current year Financial Statement Presentation.

2. Inventories

    Inventories consisted of the following:

	October 31,
	2009	2008
Printing and Newspaper:
Raw materials	$2,854,938	$3,137,060
Work in process	1,405,320	1,929,581
Finished goods	3,765,244	3,867,023
Office products and office furniture	3,136,475	3,080,454
	$11,161,977	$12,014,118
3. Long-term Debt

    Long-term debt consisted of the following:
	October 31,
	2009	2008
Installment notes payable to banks, due in monthly installments plus interest at rates approximating the bank’s prime rate maturing in various periods ranging from June 2011-June 2014, collateralized by equipment and vehicles.	$1,310,418	$749,850
Term loan facility with a bank, due in quarterly installments of $1,225,000 plus interest payments equal to the Base Rate plus the applicable margin or the adjusted LIBOR Rate plus the applicable margin maturing September 2013, collateralized by substantially all of the assets of the Company.	56,632,442	63,575,000
	57,942,860	64,324,850
Less current portion	57,024,424	7,118,543
Long-term debt, net of current portion	$918,436	$57,206,307

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

    On December 29, 2009, the Administrative Agent and Lenders under the Company's Credit Agreement dated September 14, 2007 ("Credit Agreement"), the Company and Marshall T. Reynolds entered into a Forbearance Agreement (the "Forbearance Agreement") which provides, among other things, that during a standstill period commencing on December 29, 2009 and ending on March 31, 2010 (unless sooner terminated by default of Champion under the Forbearance Agreement or the Credit Agreement), the Required Lenders are willing to temporarily forbear exercising certain rights and remedies available to them, including acceleration of the obligations or enforcement of any of the liens provided for in the Credit Agreement. The Company acknowledged in the Forbearance Agreement that as a result of the existing defaults, the Lenders are entitled to decline to provide further credit to the Company, to terminate their loan commitments, to accelerate the outstanding loans, and to enforce their liens.

    The Forbearance Agreement provides that during the standstill period, so long as the Company has excess availability equal to or greater than $1,000,000 (and will continue to have after any request for credit) and meets the conditions of the Forbearance Agreement, it may continue to request credit under the revolving credit line.

    The Forbearance Agreement imposes various reporting and disclosure requirements on the Company, requires it to submit to a third party financial review, maintain certain account levels, maintain a cash concentration account with a balance of at least $750,000 at all times, submit to field audits and inspections and reduce outstanding term loans to $49,632,442. The reduction in the principal outstanding obligations of the term loan will be accomplished through the elimination of various borrowing base reserves established by the Administrative Agent, the release of $3.0 million in cash collateral that was being held in escrow subsequent to year end pursuant to previous actions by the Administrative Agent and the $3.0 million in cash proceeds received by the Company from issuing an unsecured promissory note.

    The Forbearance Agreement also required Marshall T. Reynolds to lend to the Company $3,000,000 in exchange for a subordinated unsecured promissory note in like amount, payment of principal and interest on which is prohibited until payment of all liabilities under the Credit Agreement. This $3,000,000 was applied to prepayment of $3,000,000 of the Company's loans. This subordinated unsecured promissory note bearing interest at the Wall Street Journal prime rate (currently 3.25%) and maturing September 14, 2014, and a debt subordination agreement, both dated December 29, 2009, have been executed and delivered, and Mr. Reynolds has advanced $3,000,000 to the Company. The Company paid to the Administrative Agent a nonrefundable forbearance fee of $100,000 upon closing of the Forbearance Agreement.

    The secured and unsecured credit facilities contain restrictive financial covenants requiring the Company to maintain certain financial ratios. The Company was unable to remain in compliance with certain of its financial covenants arising under substantially all of its long-term note agreements. The creditors have not waived the financial covenant requirements. The Company received a notice of default on March 25, 2009 which was reported pursuant to item 2.04 of Form 8-K filed March 27, 2009.  This notice of default advised that the administrative agent had not waived the event of default and reserves all rights and remedies thereof.  These remedies include, under the credit agreement, the right to accelerate and declare due and immediately payable the principal and accrued interest on all loans outstanding under the credit agreement.  The notice of default further stated that any extension of additional credit under the credit agreement would be made by the lenders in their sole discretion without any intention to waive any event of default. The Company has been working with the different creditors to restructure the existing debt; however, an agreement satisfactory to the Company has not been reached. Upon the expiration of the Forbearance Agreement, a total of $65,357,938  of long-term debt and outstanding revolving line of credit borrowing are subject to accelerated maturity and, as such, the creditors may, at their option, give notice to the Company that amounts owed are immediately due and payable. As a result, the full amount of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at October 31, 2009 representing $60,457,938. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest, including an excess cash flow recapture payment of approximately $2.0 million in January 2009 and net payments of $400,000 on the Company's revolving line of credit in 2009.

    The Company is required to make certain mandatory payments on its credit facilities related to (1) net proceeds received from a loss subject to applicable thresholds, (2) equity proceeds and (3) effective January 31, 2009, and continuing each year thereafter under the terms of the agreement the Company is required to prepay its credit facilities by 75% of excess cash flow for its most recently completed fiscal year. The excess cash flow for purposes of this calculation is defined as the difference (if any) between (a) EBITDA for such period and (b) federal, state and local income taxes paid in cash during such period plus capital expenditures during such period not financed with indebtedness plus interest expense paid in cash during such period plus the aggregate amount of scheduled payments made by the Borrower and its Subsidiaries during such period in respect of all principal on all indebtedness (whether at maturity, as a result of mandatory sinking fund redemption, or otherwise), plus restricted payments paid in cash by the Borrower during such period in compliance with the credit agreement. The Company paid its prepayment obligation of approximately $2.0 million in January 2009 and had no balance due under its prepayment obligation for fiscal 2009 that would have been payable January 2010.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
 Maturities of long-term debt for each of the next five years follow:

2010	$57,024,424
2011	375,729
2012	290,573
2013	182,119
2014	70,015
$57,942,860

The Company was previously permitted to borrow a maximum of $30,000,000 under its revolving line of credit subject to a borrowing base limitation with interest payable monthly at the prime rate of interest and/or LIBOR plus a margin. In November of 2009 the Administrative Agent advised the Company that the aggregate availability under its revolving credit commitments would be $20,000,000. In December of 2009, the Administrative Agent notified the Company that Eurodollar loans would no longer be permitted. Therefore, all future borrowings will be indexed from the base rate (prime rate based) plus the applicable margin. The Company had borrowed $8,725,496 under this facility at October 31, 2009 and $9,125,496 at October 31, 2008. Pursuant to its borrowing base calculation applicable at the time the Company had $9.1 million in additional availability under its $30.0 million revolving credit line at October 31, 2008. The minimum excess availability and cash and cash equivalents at October 31, 2008 were subject to $3.0 million minimum excess availability threshold. Pursuant to the terms of the Forbearance Agreement the borrowing base certificate at October 31, 2009 would have reflected minimum excess availability of approximately $8.9 million. The minimum excess availability and cash and cash equivalents threshold at October 31, 2009, reflective of the terms of the Forbearance Agreement, was subject to a $1.0 million minimum excess availability threshold. Any reserves, which may be applied at the sole discretion of the Administrative Agent, are not reflected in the availability calculations. In 2009, the Administrative Agent revised the borrowing base calculation, which limited the eligibility of certain accounts receivable and pursuant to the filing of its December 31, 2009 borrowing base the Company was notified of an additional $1.5 million reserve being instituted by the Administrative Agent. The line of credit expires in September 2012 and contains certain restrictive financial covenants, is subject to borrowing base limitations and is collateralized by substantially all of the assets of the Company.

The prime rate was the primary interest rate on the above loans prior to September 14, 2007. After this date, the primary interest rate consisted primarily of LIBOR 30-day and 90-day rates plus the applicable margin. Prime rate approximated 3.25% and 4.00% at October 31, 2009 and 2008, while the 30-day LIBOR rate approximated 0.24% and 3.12% at October 31, 2009 and 2008. The Company has entered into a hedging arrangement to convert $25.0 million of variable interest rate debt to fixed interest rate debt the current balance outstanding subject to the hedge was $21,062,500 and $22,812,500 at October 31, 2009 and 2008 (see Note 14). Interest paid during the years ended October 31, 2009, 2008 and 2007 approximated $4,345,000, $5,713,000, and $1,168,000. The Company had accrued interest of approximately $532,000 and $8,000 at October 31, 2009 and 2008. Deferred financing costs are amortized over the life of the related credit facilities and are reported as part of interest expense. In 2009, 2008 and 2007, $309,000, $309,000 and $46,000 of deferred financing costs were included as interest expense.

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. This line of credit expires in July 2010 is subject to a floor of 4.25% and contains certain financial covenants. There were no borrowings outstanding under this facility at October 31, 2009 or 2008.

The Company may incur costs in 2010 related to facility consolidations, employee termination costs and other restructuring related activities. These costs may be incurred, in part, as a response to the Company's efforts to overcome the impact of the global economic crisis.

The Company’s non-cash activities for 2009, 2008 and 2007 included equipment purchases of approximately $818,000, $0, and $1,738,000 which were financed by a bank. The Company recorded non-cash investing and financing activities for the acquisition of The Herald-Dispatch of approximately $78.5 million in 2007. The Company also accrued approximately $1.6 million for a final working capital payment for the acquisition of The Herald-Dispatch. The working capital payment was made in the first quarter of 2008 totaling approximately $1.6 million.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4. Employee Benefit Plan

The Company had a Profit Sharing Plan that covered all eligible employees and qualified as a Savings Plan under Section 401(k) of the Internal Revenue Code. Effective January 1, 1998, the Profit Sharing Plan was merged into The Champion Industries, Inc. 401(k) Plan (the "Plan"). The Plan covers all eligible employees who satisfy the age and service requirements. Each participant may elect to contribute up to 15% of annual compensation and the Company is obligated to contribute 100% of the participant's contribution not to exceed 2% of the participant's annual compensation. The Company may make discretionary contributions to the Plan. The Company's expense under these Plans was approximately $445,000, $525,000 and $428,000 for the years ended October 31, 2009, 2008 and 2007.

The Company's accrued vacation liability as of October 31, 2009 and 2008 was approximately $615,000 and $645,000. This item is classified as a component of accrued expenses on the financial statements.

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

The option price per share for incentive stock options shall not be lower than the fair market value of the common stock at the date of grant. The option price per share for non-qualified stock options shall be at such price as the Compensation Committee of the Board of Directors may determine at its sole discretion. All options to date are incentive stock options. Exercise prices for options outstanding as of October 31, 2009 ranged from $4.24 to $4.66. Options vest immediately and may be exercised within five years from the date of grant. The weighted average remaining contractual life of those options is 0.96 years.

A summary of the Company’s stock option activity and related information for the years ended October 31 follows:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2009	Price	2008	Price	2007	Price

Outstanding-beginning of year	311,000	$4.27	330,000	$4.18	382,000	$4.01
Granted			-	-	-	-
Exercised	-	-	(19,000)	2.77	(46,000)	3.10
Forfeited or expired	(91,000)	4.29	-	-	(6,000)	2.49
Outstanding-end of year	220,000	4.26	311,000	4.27	330,000	4.18
Weighted average fair value of options granted during the year	$-		$-		$-

A summary of stock options outstanding and exercisable at October 31, 2009, follows:

Exercise	Number	Remaining
Price	Outstanding	Life
4.26	220,000	0.96

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

    The Company had a deferred compensation agreement with one employee of Blue Ridge Printing Co., Inc. providing for payments totaling approximately $500,000 over a ten year period after retirement. During fiscal year 2007, a one-time payment to this employee of $375,000 was made by the Company satisfying its obligation in full. To assist in the funding of the payment, the Company had invested in life insurance policies which were monetized to effectuate this transaction. There was no expense for years ended October 31, 2009, 2008 and 2007.

5. Income Taxes

    Income tax expense consisted of the following:

	Year Ended October 31,
	2009	2008 (Restated)	2007
Current expense (benefit):
Federal	$(1,601,934)	$463,599	$2,666,371
State	(170,248)	(130,742)	552,049
Deferred expenses (benefit)	(13,957,990)	2,129,999	(15,194)
	$(15,730,172)	$2,462,856	$3,203,226

Deferred tax assets and liabilities are as follows:

	October 31,
	2009	2008 (Restated)
Deferred tax assets:
Allowance for doubtful accounts	$497,795	$697,181
Net operating loss carryforward of acquired companies	555,470	393,911
Accrued vacation	240,311	253,127
Other accrued liabilities	265,681	184,093
Interest rate swap	385,157	371,943
Intangible assets	11,784,699	-
Gross deferred tax assets	13,729,113	1,900,255

Deferred tax liabilities:
Property and equipment	(3,449,830)	(3,325,252)
Intangible assets	-	(2,454,633)
Gross deferred tax liability	(3,449,830)	(5,779,885)
Net deferred tax asset (liabilities) before valuation allowance	10,279,283	(3,879,630)

Valuation allowance:
Beginning balance	291,209	291,209
Increase during the period	187,709	-
Ending balance	478,918	291,209
Net deferred tax asset (liabilities)	$9,800,365	$(4,170,839)

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

 The above net deferred tax asset (liability) is presented on the balance sheet as follows:

	2009	2008 (Restated)
Deferred tax asset - current	$1,000,847	$1,130,742
Deferred tax assets -non-current	8,799,518	-
Deferred tax liability - long-term	-	(5,301,581)
	$9,800,365	$(4,170,839)

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended October 31,
	2009	2008 (Restated)	2007

Statutory federal income tax rate	(34.0)%	34.0%	34.0%
State taxes, net of federal benefit	(0.7)	3.3	5.7
Change in valuation allowance	0.3	-	(0.1)
Selling expenses	0.2	1.1	0.7
Cash surrender value of life insurance accretion	0.4	(0.2)	(0.2)
Amended state returns	-	-	(0.8)
State apportionment tax accrual adjustments	0.3	(3.6)	(1.9)
Federal and state tax accrual adjustments	(0.1)	(0.8)	(0.7)
Other	(3.2)	0.8	(2.2)
Interest rate swap	0.4
Effective tax rate	(36.4)%	34.6%	34.5%

Income taxes (refunded) paid during the years ended October 31, 2009, 2008 and 2007 approximated $(572,000), $412,000, and $5,084,000. The Company recorded an income tax refund at October 31, 2009 and 2008 of $1,911,000 and $711,000 .

The Company has available for income tax purposes net operating loss carryforwards from acquired companies of approximately $827,000, of which $794,000 expires in 2012 and $33,000 in 2013.  The Company has available for state income tax purposes net operating loss carryforwards from acquired companies of approximately $1,181,000, $203,000 expires in 2019, $478,000 expires in 2020, $98,000 expires in 2023, $120,000 expires in 2024 and $281,000 expires in 2025. In 2007, the valuation allowance decreased by approximately $12,000, which is primarily reflective of the usage of net operating losses in the state of Mississippi.  In 2009, the Company had additional net operating losses of $3,308,000 which a valuation allowance of approximately $162,000 in tax benefits was recorded. In addition, the Company increased its valuation allowance associated with net operating losses of acquired companies pursuant to the expiration of such carry forward periods in the amount of $65,000 representing an increase in valuation allowance of approximately $26,000. The Company did not record a change in the valuation allowance in 2008.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

    In June 2006, the FASB issued the former FASB Interpretation No. 48 (FIN 48) (ASC 740) , this interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with the former SFAS No. 109, "Accounting for Income Taxes" (SFAS 109). This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the standard addressing "Accounting for Uncertainty in Income Taxes" effective November 1, 2007 with no effect on the Company's consolidated financial statements. As of the date of adoption, the Company had approximately $150,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The Company was notified in April 2008 and an examination began in May 2008 by the IRS covering our fiscal year-end 2005 federal tax return. This audit was completed and settled during the third quarter of 2008. As of October 31, 2009, the Company is subject to U.S. Federal income tax examination for the fiscal tax years ended October 31, 2007, 2008 and 2009. State Income Tax returns are generally subject to a period of examination for a period of three to five years. We have one state income tax return covering our fiscal years ended 2004 and 2005 currently under examination. Tax interest and penalties are classified as income taxes in the accompanying statements of income and were insignificant for all periods presented. The unrecognized tax benefit at October 31, 2009 and 2008 was  approximately $0 and $36,000. The Company is currently unable to assess whether any significant increase or decrease to the unrecognized tax benefit will be recorded during the next 12 months.

    The Company's unrecognized tax benefit activity for the fiscal year ended October 31, 2009 was a follows:

Unrecognized tax benefit at November 1, 2008	$36,000
Other	(36,000)
Settlements/Audits	-
Unrecognized tax benefit at October 31, 2009	$-

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

    A summary of significant related party transactions follows:

	Year Ended October 31,
	2009	2008	2007
Rent expense paid to affiliated entities
for operating facilities	$367,000	$434,000	$434,000
Sales of office products, office furniture and printing services to affiliated entities	861,000	895,000	934,000

In addition, the Company leases property and equipment from unrelated entities under operating leases. Rent expense amounted to $1,060,000, $912,000, and $819,000 for the years ended October 31, 2009, 2008 and 2007.

Under the terms and conditions of the above-mentioned leases, the Company is primarily responsible for all taxes, assessments, maintenance, repairs or replacements, utilities and insurance. The Champion Output Solutions' lease excludes taxes and insurance during the initial lease term. Champion Output Solutions subleases approximately 8,500 square feet at an annual rate of approximately $38,000 through June 30th, 2011. The Company has renewal options for certain leases covering varying periods.

In addition, the Company purchased vehicles from an entity controlled by family members of its Chief Executive Officer in the amounts of $58,000, $150,000 and $105,000 for the years ended October 31, 2009, 2008 and 2007.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Future minimum rental commitments for all noncancelable operating leases including related party commitments with initial terms of one year or more consisted of the following at October 31, 2009:

2010	$1,281,076
2011	1,090,785
2012	932,343
2013	845,884
2014	271,640
Residual	-
$4,436,728

The Company participates in a self-insurance program for employee health care benefits with affiliates controlled by its Chief Executive Officer and as such is responsible for paying claims of Company participants as required by the plan document. The Company is allocated costs primarily related to the reinsurance premiums based on its proportionate share to provide such benefits to its employees. The Company’s expense related to this program for the years ended October 31, 2009, 2008 and 2007 was approximately $5,196,000, $5,017,000, and $3,493,000.

During 2009, 2008 and 2007, the Company utilized an aircraft from an entity controlled by its Chief Executive Officer and reimbursed the controlled entity for the use of the aircraft, fuel, aircrew, ramp fees and other expenses attendant to the Company’s use, in amounts aggregating $49,000, $56,000, and $91,000. The Company believes that such amounts are at or below the market rate charged by third-party commercial charter companies for similar aircraft.

       The Company exercised its option to purchase a building at 3000 Washington Street, Charleston, WV on June 16, 2009. The Company assigned its option to a related party purchaser and leased the building back from the related party for a period of five years with a call option to purchase the building within the new five year lease period which commenced October 27, 2009 for $1.5 million.

    On December 29, 2009, the Company, Marshall T. Reynolds, Fifth Third Bank, as administrative agent for lenders under the Company's credit agreement dated September 14, 2007, and the other lenders entered into a Forbearance Agreement. The Forbearance Agreement, among other provisions, required Marshall T. Reynolds to lend to the Company $3,000,000 in exchange for a subordinated unsecured promissory note in like amount, payment of principal and interest on which is prohibited until payment of all liabilities under the credit agreement. The subordinated unsecured promissory note, bearing interest at a floating Wall Street Journal prime rate and maturing September 14, 2014, and a debt subordination agreement, both dated December 29,2009, were executed and delivered, and Mr. Reynolds advanced $3,000,000 to the Company. The $3,000,000 was applied to prepayment of $3,000,000 of the Company's loans.

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table summarizes the unaudited consolidated pro forma results of operations and pro forma net income per share for the years ended October 31, 2007, assuming The Herald-Dispatch acquisition had occurred at the start of the Company's fiscal year for the period represented below. The pro forma results below were derived from The Herald-Dispatch internal financial statements representing the periods approximating the Company's fiscal year and are reflective of adjustments associated with additional interest expense and associated deferred financing costs not recorded on the Company's financial statements of approximately $5.2 million for 2007. The Company recorded pro forma adjustments resulting from additional amortization expense of $614,000 for 2007, additional depreciation of $524,000 for 2007 and adjustments associated with retirement plans and postretirement benefits other than pensions which were not assumed by the Company totaling $398,000 in 2007.

2007
(in millions, expect per share data)

Revenues	$167.5
Net income	$6.9

Earnings
Basic	$0.69
Diluted	$0.68

Weighted average shares outstanding:
Basic	10.0
Diluted	10.1

The identifiable intangible assets of The Herald-Dispatch are being amortized on a straight-line basis over a period of 20 and 25 years for the subscriber and advertiser base, respectively. The weighted average life of the amortizable intangible assets for the acquisition of The Herald-Dispatch at the acquisition date was approximately 20 years. The trademarks and masthead for the acquisition of The Herald-Dispatch was determined to have an indefinite life. The remaining allocation of the purchase price of The Herald-Dispatch was assigned to goodwill. The Company expects to achieve tax deductions associated with non-amortizing intangibles and goodwill of approximately $3.6 million per year for a period of 15 years. In 2009, the Company recorded asset impairment charges of $41.1 million ($25.5 million, net of deferred tax benefit) associated with the acquisition of The Herald-Dispatch (see Note 12).

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

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

    The Williams Land Corporation had the option to put the 3000 Washington Street building occupied by Syscan to the Company for a purchase price of $1.5 million and the Company had the option to purchase the building for $1.5 million at the conclusion of the five year lease term ending September 1, 2009. This option may be exercised no later than 60 days prior to the end of the lease and closing of said purchase cannot exceed 45 days from the end of the lease. The Company exercised its option to purchase this building on June 16, 2009. The Company assigned its option to a related party to purchase the building and leased the building back from the related party for a period of five years with a call option to purchase the building within the new five year lease period which commenced October 27, 2009 for $1.5 million.

All of the above transactions have been accounted for using the purchase method of accounting.

9. Industry Segment Information

The Company operates principally in three industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms); the sale of office products and office furniture including interior design services; and publication of The Herald-Dispatch daily newspaper in Huntington, West Virginia with a total daily and Sunday circulation of approximately 24,000 and 30,000 respectively. Approximately six weeks of the operations of The Herald-Dispatch are included in the Company's Statement of Operations commencing concurrent with the acquisition in 2007. The Company employs approximately 790 people, of whom approximately 50, or 6%, are covered by collective bargaining agreements, which expire on May 31, 2010 and December 31, 2010, respectively.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The table below presents information about reported segments for the years ended October 31:
2009	Printing	Office Products & Furniture	Newspaper	Total
Revenues	$99,463,762	$42,518,613	$16,393,896	$158,376,271
Elimination of intersegment revenue	(10,473,968)	(6,644,182)	-	(17,118,150)
Consolidated revenues	$88,989,794	$35,874,431	$16,393,896	$141,258,121
Operating income	(1,166,528)	2,284,729	(38,711,612)	(37,593,411)
Depreciation & amortization	3,370,162	168,659	1,706,117	5,244,938
Capital expenditures	2,606,836	143,533	60,167	2,810,536
Identifiable assets	49,718,525	1,822,983	49,480,385	101,021,893
Goodwill	2,226,837	1,230,485	11,874,961	15,332,283

2008	Printing	Office Products & Furniture	Newspaper	Total
Revenues	$118,634,673	$49,708,630	$18,939,250	$187,282,553
Elimination of intersegment revenue	(13,359,482)	(8,168,516)	-	(21,527,998)
Consolidated revenues	$105,275,191	$41,540,114	$18,939,250	$165,754,555
Operating income	5,533,022	3,628,716	3,557,697	12,719,435
Depreciation & amortization	3,534,326	214,298	1,635,885	5,384,509
Capital expenditures	2,136,125	84,434	152,563	2,373,122
Identifiable assets	54,152,606	5,228,906	81,897,333	141,278,845
Goodwill	2,226,837	1,230,485	35,437,456	38,894,778

2007	Printing	Office Products & Furniture	Newspaper	Total
Revenues	$117,241,620	$49,881,702	2,540,377	$169,663,699
Elimination of intersegment revenue	(12,741,283)	(8,433,060)	-	(21,174,343)
Consolidated revenues	$104,500,337	$41,448,642	2,540,377	$148,489,356
Operating income	6,416,551	3,438,459	659,679	10,514,689
Depreciation & amortization	3,576,975	211,167	204,498	3,992,640
Capital expenditures	4,919,357	145,471	203,086	5,267,914
Identifiable assets	57,020,668	10,339,686	81,851,237	149,211,591
Goodwill	2,226,837	1,230,485	35,396,335	38,853,657

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A reconciliation of total segment revenue, assets and operating income to consolidated income before income taxes for the years ended October 31, 2009, 2008 and 2007 is as follows:

	2009	2008 (Restated)	2007
Revenues:
Total segment revenues	$158,376,271	$187,282,553	$169,663,699
Elimination of intersegment revenue	(17,118,150)	(21,527,998)	(21,174,343)
Consolidated revenue	$141,258,121	$165,754,555	$148,489,356

Operating income:
Total segment operating income	$(37,593,411)	$12,719,435	$10,514,689
Interest income	2,771	65,657	45,021
Interest expense	(5,184,668)	(5,733,677)	(1,455,470)
Other (loss) income	(475,488)	69,602	179,126
Consolidated income before income taxes	$(43,250,796)	$7,121,017	$9,283,366

Identifiable assets:
Total segment identifiable assets	$101,021,893	$141,278,845	$149,211,591
Elimination of intersegment assets	-	-	-
Total consolidated assets	$101,021,893	$141,278,845	$149,211,591

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10.  Restructuring of Operations

        On May 22, 2009 the Company announced a reduction in force at its Champion Publishing Subsidiary resulting in the elimination of 24 positions and recorded a charge of approximately $144,000 associated with employee related separation costs. The Company incurred an additional $68,000 in restructuring related expenses in 2009 primarily associated with employee related separation costs. Inclusive of the Champion Publishing charges the Company incurred a total of $211,000 in employee related separation costs in 2009.

11. Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. The fair value of long-term debt was estimated using discounted cash flows and it approximates its carrying value.

            ASC 820 (Formerly SFAS No.157) provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurements. The former FAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007. The former FASB Staff Position (FSB) FAS No. 157-2 was issued in February 2008 and deferred the effective date of ASC 820 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities. Accordingly, as of November 1, 2008, the Company adopted ASC 820 for financial assets and liabilities only. The Company's interest rate swap derivative liability is based on third party valuation models, and is therefore classified as having Level 2 inputs. The adoption of ASC 820 for financial assets and financial liabilities did not have a material impact on the Company's results of operations, financial condition or liquidity. The full adoption of ASC 820 for nonfinancial assets and nonfinancial liabilities is also not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

    ASC 825-10-35 previously the former SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of the former FASB Statement No. 115."  ASC 825-10-35 permits entities to choose to measure at fair value many financial instruments and certain other items at fair value that are not currently required to be measured. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  ASC 825-10-35 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  ASC 825-10-35 is effective for fiscal years beginning after November 15, 2007. The Company elected to not apply the provisions of ASC 825-10-35 ; therefore the adoption  ASC 825-10-35 did not affect our consolidated financial position, results of operations or cash flows.

    The Company measures and records in the accompanying consolidated financial statements certain liabilities at fair value on a recurring basis. SFAS No.157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 - Quoted market prices in active markets for identical assets or liabilities

Level 2 - Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 - Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

The following table summarizes the financial instruments measured at fair value in the accompanying consolidated balance sheet as of October 31, 2009 and recorded as other liabilities (current):

	Fair Value Measurements as of
	October 31, 2009
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap	$-	$962,893	$-	$962,893

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12. Acquired Intangible Assets and Goodwill

	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Non-compete agreement	$1,000,000	$738,095	$1,000,000	$595,238
Customer relationships	2,451,073	660,641	2,451,073	538,544
Advertising and subscriber base	4,989,768	1,509,335	14,041,252	789,820
Other	564,946	452,638	564,946	402,828
	9,005,787	3,360,709	18,057,271	2,326,430

Unamortizable intangible assets:
Goodwill	15,839,561	507,278	39,402,056	507,278
Trademark and masthead	10,001,812	-	18,515,316	-
	25,841,373	507,278	57,917,372	507,278

Total goodwill and other intangibles	$34,847,160	$3,867,987	$75,974,643	$2,833,708

    In accordance with ASC Topic 350, a two-step impairment test is performed on goodwill. In the first step, a comparison is made of the estimated fair value of a reporting unit to its carrying value. If the carrying value of a reporting unit exceeds the estimated fair value, the second step of the impairment test is required. In the second step, an estimate of the current fair values of all assets and liabilities is made to determine the amount of implied goodwill and consequently the amount of any goodwill impairment.

    In connection with our annual impairment testing of goodwill and other intangible assets conducted in the fourth quarter of 2009 in accordance with ASC Topic 350, we recorded a charge of $41.1 million ($25.5 million, net of deferred tax benefit) for impairment of the value of the goodwill and other intangible assets, which resulted from the 2007 acquisition of The Herald-Dispatch daily newspaper in Huntington, WV. This charge resulted in impairment charges of trademarks, masthead $8.5 million, subscriber base asset of $2.2 million, advertiser base asset $6.8 million and goodwill $23.6 million. The associated deferred tax benefit of these charges approximated $15.6 million.

    During 2009, the U.S. recession had a negative impact on the Company's operations across multiple segment lines. The newspaper operating segment reflected lower operating revenues in both advertising and circulation. In response to this difficult operating environment Champion initiated a cost reduction plan and eliminated 24 employee positions or approximately 15% of the workforce at the Champion Publishing subsidiary.

    The Company determined that it should perform impairment testing of goodwill and intangible assets during the fourth quarter of 2009, due, in part, to declines in our stock price, increased volatility in operating results and declines in market transactions in the industry.  The valuation methodology utilized to estimate the fair value of the newspaper operating segment was based on both the market and income approach. The Company then undertook the next step in the impairment testing process by determining the fair value of assets and liabilities within this reporting unit. The implied fair values of goodwill for this reporting unit was less than the carrying amount by $41.1 million ($25.5 million net of deferred tax benefit) based on the analysis by the Company and with assistance of third party valuation specialists, and therefore an impairment charge in this amount was taken. The goodwill and other intangible assets will continue to be amortized for tax purposes over its remaining life in accordance with applicable internal revenue service standards.

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company has other reporting units within Goodwill. The Company evaluated these reporting units during the fourth quarter of 2009, and while the estimated fair value of these reporting units declined from 2008, the estimated carrying value of each of our other reporting units exceeded their carrying values in 2009. As a result, no additional testing or impairment charges were necessary.

Amortization expense for the years ended October 31, 2009, 2008 and 2007 was $1,034,000, $1,048,000 and $443,000 respectively. A non-compete agreement is being amortized over a period of seven years and the customer relationships are being amortized over a period of 20 years. These items are both related to the acquisition of Syscan in 2004. The advertising and subscribers bases related to the acquisition of The Herald-Dispatch are being amortized over 25 and 20 years respectively. The trademark and masthead associated with the acquisition of The Herald-Dispatch are non-amortizing assets. The weighted average remaining life of the Company's amortizable intangible assets was approximately 13 years. Estimated amortization expense for each of the following years is:

2010	$449,718
2011	417,308
2012	292,761
2013	287,261
2014	275,970
Thereafter	3,922,060
$5,645,078

The changes in the carrying amount of goodwill for the years ended October 31, 2009 and 2008 were:

	2009	2008
Balance as of November 1, 2008 and 2007	$38,894,778	$38,853,657
Goodwill acquired during the year additions	-	41,121
Impairment of intangibles	(23,562,495)	-
Balance as of October 31, 2009 and 2008	$15,332,283	$38,894,778

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The changes in the carrying amounts of goodwill and other intangibles attributed to each segment at October 31, 2009 and 2008 are as follows:

GOODWILL
	October 31, 2008	Amortization Expense	Other	October 31, 2009
Printing	$2,226,837	$-	$-	$2,226,837
Office products & furniture	1,230,485	-	-	1,230,485
Newspaper	35,437,456	-	(23,562,495)	11,874,961
Total	$38,894,778	$-	$(23,562,495)	$15,332,283

	October 31, 2007	Amortization Expense	Other	October 31, 2008
Printing	$2,226,837	$-	$-	$2,226,837
Office products & furniture	1,230,485	-	-	1,230,485
Newspaper	35,396,335	-	41,121	35,437,456
Total	$38,853,657	$-	$41,121	$38,894,778

OTHER INTANGIBLES
	October 31, 2008	Amortization Expense	Other	October 31, 2009
Printing	$586,021	$314,766	$-	$271,255
Office products & furniture	1,893,389	-	-	1,893,389
Newspaper	31,766,747	719,513	(17,564,988)	13,482,246
Total	$34,246,157	$1,034,279	$(17,564,988)	$15,646,890

	October 31, 2007	Amortization Expense	Other	October 31, 2008
Printing	$925,210	$339,189	$-	$586,021
Office products & furniture	1,900,537	7,148	-	1,893,389
Newspaper	32,468,810	702,063	-	31,766,747
Total	$35,294,557	$1,048,400	$-	$34,246,157

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

Goodwill and Intangible Assets

We evaluate the recoverability of the goodwill and intangible assets of each of our reporting units as required under ASC 350 by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based on historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit.

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

Financial Instruments

        In managing interest rate risk exposure, the Company enters into interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement. These instruments are not entered into for trading purposes. Counter Parties to the Company’s interest rate swap agreements are major financial institutions. In accordance with guidance outlined in FASB ASC 815, “Derivatives and Hedging” (formerly SFAS No. 133 , “Accounting for Derivative Instruments and Certain Hedging Activities”, as amended by SFAS No. 137 and 138), the Company recognizes interest rate swap agreements on the balance sheet at fair value.

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

    At September 28, 2007, the Company was party to an interest rate swap agreement which terminates on October 29, 2010. The swap agreement is with a major financial institution and aggregates an initial $25 million in notional principal amount $21 million and $23 million of outstanding notional principal at October 31, 2009 and 2008. This swap agreement effectively converted $25 million of variable interest rate debt to fixed rate debt. The swap agreement requires the Company to make fixed interest payments based on an average effective rate of 4.78% and receive variable interest payments from its counterparties based on one-month LIBOR (actual rate of 0.24 and 3.12% at October 31, 2009 and 2008). The remaining term of this swap agreement is approximately one year. In fiscal 2009, 2008 and 2007, the Company recorded a net change in the fair value of the fixed interest rate swap agreement in the amount of $19,823, $546,563 and $11,350, net of income tax as other comprehensive loss. In 2009 ineffectiveness resulting in a $0.6 million loss, was charged to other expense on the Consolidated Statements of Operations. This loss resulted from the termination of LIBOR borrowing eligibility from the Administrative Agent. The net additional interest payments made or received under this swap agreement are recognized in interest expense.

15. Earnings Per Share

(Loss) earnings per share (EPS) were computed as follows:

	(Loss) income	Weighted Average Shares	Per Share Amount
Year Ended October 31, 2009
Net loss	$(27,520,624)
Basic (loss) per share
(Loss) available to common shareholders	(27,520,624)	9,988,000	$(2.76)
Effect of dilutive securities stock options		-
Diluted (loss) per share
(Loss) available to common shareholders and assumed conversions	$(27,520,624)	9,988,000	$(2.76)

Year Ended October 31, 2008 (Restated)
Net income	$4,658,161
Basic earnings per share
Income available to common shareholders	4,658,161	9,986,000	$0.47
Effect of dilutive securities stock options		38,000
Diluted earnings per share
Income available to common shareholders and assumed conversions	$4,658,161	10,024,000	$0.46

Year Ended October 31, 2007
Net income	$6,080,140
Basic earnings per share
Income available to common shareholders	6,080,140	9,957,000	$0.61
Effect of dilutive securities stock options		146,000
Diluted earnings per share
Income available to common shareholders and assumed conversions	$6,080,140	10,103,000	$0.60

Champion Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16. Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended October 31, 2009 and 2008.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
2009	$36,891,000	$36,140,000	$34,356,000	$33,871,000
2008	$40,967,000	$40,104,000	$40,501,000	$44,183,000

Gross profit
2009	$9,779,000	$10,439,000	$9,666,000	$10,944,000
2008	$12,897,000	$12,770,000	$12,272,000	$14,276,000

Net income (loss)
2009 (Restated)	$(634,000)	$295,000	$(307,000)	$(26,875,000)
2008 (Restated)	$937,000	$1,054,000	$726,000	$1,941,000
Earnings per share
Basic
2009 (Restated)	$(0.06)	$0.03	$(0.03)	$(2.69)
2008 (Restated)	$0.09	$0.11	$0.07	$0.19

Diluted
2009 (Restated)	$(0.06)	$0.03	$(0.03)	$(2.69)
2008 (Restated)	$0.09	$0.10	$0.07	$0.19

Weighted average shares outstanding
Basic
2009	9,988,000	9,988,000	9,988,000	9,988,000
2008	9,981,000	9,988,000	9,988,000	9,988,000

Diluted
2009	9,988,000	9,988,000	9,988,000	9,988,600
2008	10,045,000	10,041,000	10,023,000	9,988,000

Champion Industries, Inc. and Subsidiaries

 Schedule II

Valuation and Qualifying Accounts

Years Ended October 31, 2009, 2008 and 2007

Description	Balance at beginning of period	Balances of acquired companies	Additions charged to costs and expense	Deductions(1)	Balance at end of period
2009
Allowance for doubtful accounts	$1,851,485	$-	$876,145	$(1,374,609)	$1,353,021

2008
Allowance for doubtful accounts	$1,511,037	$-	$854,283	$(513,835)	$1,851,485

2007
Allowance for doubtful accounts	$1,557,895	$117,768	$491,934	$(656,560)	1,511,037

(1) Uncollectible accounts written off, net of recoveries.