Form 10-Q
period 2010-03-12
CHAMPION INDUSTRIES INC
filed 2010-03-12
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _____ No _____.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____No  ✓ .

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2010
Common stock, $1.00 par value per share	9,987,913 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	January 31,	October 31,
	2010 (Unaudited)	2009 (Audited)
Current assets:
Cash and cash equivalents	$-	$1,159,282
Accounts receivable, net of allowance of $1,343,000 and 1,353,000	17,691,711	18,424,310
Inventories	10,580,057	11,161,977
Income tax refund	2,522,292	1,911,400
Other current assets	1,261,180	925,120
Deferred income tax assets	1,000,847	1,000,847
Total current assets	33,056,087	34,582,936

Property and equipment, at cost:
Land	2,016,148	2,016,148
Buildings and improvements	11,817,789	11,806,238
Machinery and equipment	57,628,390	57,481,742
Furniture and fixtures	4,129,537	4,129,537
Vehicles	3,123,939	3,145,772
	78,715,803	78,579,437
Less accumulated depreciation	(54,095,824)	(53,170,108)
	24,619,979	25,409,329

Goodwill	15,332,283	15,332,283
Deferred financing costs	1,121,832	1,199,199
Other intangibles, net of accumulated amortization	5,421,935	5,645,078
Trademark and masthead	10,001,812	10,001,812
Deferred tax asset, net of current portion	8,344,185	8,799,518
Other assets	47,446	51,738
	40,269,493	41,029,628
Total assets	$97,945,559	$101,021,893

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	January 31,	October 31,
	2010 (Unaudited)	2009 (Audited)
Current liabilities:
Notes payable, line of credit	$9,285,496	$8,725,496
Negative book cash balances	670,812	-
Accounts payable	6,293,769	4,637,199
Accrued payroll and commissions	1,727,376	2,392,971
Taxes accrued and withheld	1,694,622	1,391,718
Accrued expenses	2,146,438	2,027,266
Other current liabilities	678,814	962,893
Current portion of long-term debt:
Notes payable	48,844,495	57,024,424
Total current liabilities	71,341,822	77,161,967

Long-term debt, net of current portion:
Notes payable	3,875,383	918,436
Other liabilities	6,900	7,350
Total liabilities	75,224,105	78,087,753
Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,987,913 shares issued and outstanding	9,987,913	9,987,913
Additional paid-in capital	22,768,610	22,768,610
Retained deficit	(10,035,069)	(9,822,383)
Total shareholders’ equity	22,721,454	22,934,140
Total liabilities and shareholders’ equity	$97,945,559	$101,021,893

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended January 31,
	2010	2009 (Restated)
Revenues:
Printing	$19,749,471	$23,140,821
Office products and office furniture	8,261,714	9,237,402
Newspaper	4,376,061	4,512,790
Total revenues	32,387,246	36,891,013

Cost of sales and newspaper operating costs:
Printing	14,721,374	17,974,794
Office products and office furniture	5,931,021	6,696,650
Newspaper cost of sales and operating costs	2,128,606	2,440,302
Total cost of sales and newspaper operating costs	22,781,001	27,111,746
Gross profit	9,606,245	9,779,267

Selling, general and administrative expenses	8,716,644	9,777,113

Income from operations	889,601	2,154

Other income (expenses):
Interest income	-	2,724
Interest expense	(1,569,812)	(1,099,333)
Other	304,581	24,112
	(1,265,231)	(1,072,497)

(Loss) before income taxes	(375,630)	(1,070,343)
Income tax benefit	162,944	435,972
Net (loss)	$(212,686)	$(634,371)

(Loss) per share
Basic	$(0.02)	$(0.06)
Diluted	$(0.02)	$(0.06)

Weighted average shares outstanding:
Basic	9,988,000	9,988,000
Diluted	9,988,000	9,988,000
Dividends per share	$-	$0.06

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, October 31, 2009	9,987,913	$9,987,913	$22,768,610	$(9,822,383)	$-	$22,934,140

Comprehensive loss:
Net loss for 2010	-	-	-	(212,686)	-	(212,686)
Other comprehensive loss (net of tax)	-	-	-	-	-	-
Total comprehensive loss	-	-	-	(212,686)	-	(212,686)

Balance, January 31, 2010	9,987,913	$9,987,913	$22,768,610	$(10,035,069)	$-	$22,721,454

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended January 31,
	2010	2009 (Restated)
Cash flows from operating activities:
Net (loss)	$(212,686)	$(634,371)
Adjustments to reconcile net (loss) to cash provided by operating activities:
Depreciation and amortization	1,217,641	1,316,320
(Gain) on sale of assets	(1,075)	(14,113)
Deferred income taxes	455,333	340,981
Deferred financing costs	77,368	77,368
Bad debt expense	102,966	266,910
(Gain) on hedging agreements	(284,079)	-
Changes in assets and liabilities:
Accounts receivable	629,633	4,224,262
Inventories	581,920	399,999
Other current assets	(336,060)	(280,211)
Accounts payable	1,656,570	(321,265)
Accrued payroll and commission	(665,595)	(867,882)
Taxes accrued and withheld	302,904	92,368
Income taxes	(610,892)	(781,590)
Accrued expenses	119,172	233,205
Other liabilities	(450)	(450)
Net cash provided by operating activities	3,032,670	4,051,531

Cash flows from investing activities:
Purchases of property and equipment	(107,203)	(560,747)
Proceeds from sales of fixed assets	9,392	33,358
Change in other assets	1,292	1,292
Net cash used in investing activities	(96,519)	(526,097)

Cash flows from financing activities:
Borrowing on line of credit	8,520,000	-
Payments on line of credit	(7,960,000)	-
Increase in negative book cash balances	670,812	389,876
Principal payments on long-term debt	(5,326,245)	(3,316,034)
Dividends paid	-	(599,276)
Net cash used in financing activities	(4,095,433)	(3,525,434)
Net (decrease) in cash and cash equivalents	(1,159,282)	-
Cash and cash equivalents, beginning of period	1,159,282	-
Cash and cash equivalents, end of period	$-	$-
See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
January 31, 2010

1. Basis of Presentation, Business Operations and Recent Accounting Pronouncements

The foregoing financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 2009, and related notes thereto contained in Champion Industries, Inc.’s Form 10-K dated January 27, 2010. The accompanying interim financial information is unaudited. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. The balance sheet information as of October 31, 2009 was derived from our audited financial statements.

The Company identified approximately $0.3 million or $0.03 per share on a basic and diluted basis of non-cash deferred tax related adjustments for the first quarter of 2009.  This adjustment was initially recorded in the fourth quarter of 2009 for the full year and therefore the interim periods for 2009 have been restated accordingly to reflect such adjustment. Accordingly, the Consolidated Financial statements for January 31, 2009 have been restated to increase deferred income tax expense and to increase deferred income tax liability.  This adjustment is related to the goodwill, trade name and masthead associated with the acquisition of The Herald-Dispatch.  This deferred tax liability will remain on the balance sheet until such time as the associated intangible assets are impaired, sold, or otherwise disposed of.  Certain prior-year amounts have been reclassified to conform to the current year financial statement presentation.

2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. The dilutive effect of stock options was 0 shares for the three months ended January 31, 2010 and 2009.

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

Inventories consisted of the following:
	January 31,	October 31,
	2010	2009
Printing and newspaper:
Raw materials	$2,867,433	$2,854,938
Work in process	1,576,095	1,405,320
Finished goods	3,487,281	3,765,244
Office products and office furniture	2,649,248	3,136,475
	$10,580,057	$11,161,977

4. Long-Term Debt

Long-term debt consisted of the following:
	January 31,	October 31,
	2010	2009
Installment notes payable to banks & shareholder	$4,312,436	$1,310,418
Term loan facility with a bank	48,407,442	56,632,442
	52,719,878	57,942,860
Less current portion	48,844,495	57,024,424
Long-term debt, net of current portion	$3,875,383	$918,436

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

The Company has been working with the different creditors to restructure the existing debt; however, an agreement satisfactory to the Company has not been reached. Upon the expiration of the Forbearance Agreement, a total of $57,692,938  of long-term debt and outstanding revolving line of credit borrowing are subject to accelerated maturity and, as such, the creditors may, at their option, give notice to the Company that amounts owed are immediately due and payable. As a result, the full amount of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at January 31, 2010 and October 31, 2009 representing $52,792,938 and $60,457,938. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest, including an excess cash flow recapture payment of approximately $2.0 million in January 2009 and pursuant to the terms and of the Forbearance Agreement a payment of $7.0 million in term loans in December 2009.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

 Maturities of long-term debt for each of the next five years follow:

2010	$48,844,495
2011	387,682
2012	309,082
2013	3,138,604
2014	40,015
$52,719,878

The Company was previously permitted to borrow a maximum of $30,000,000 under its revolving line of credit subject to a borrowing base limitation with interest payable monthly at the prime rate of interest and/or LIBOR plus a margin. In November of 2009 the Administrative Agent advised the Company that the aggregate availability under its revolving credit commitments would be $20,000,000. In December of 2009, the Administrative Agent notified the Company that Eurodollar loans would no longer be permitted. Therefore, all future borrowings will be indexed from the base rate (prime rate based) plus the applicable margin. The Company had borrowed $9,285,496 under this facility at January 31, 2010 and $8,725,496 at October 31, 2009. Pursuant to the terms of the Forbearance Agreement the borrowing base certificate at October 31, 2009 would have reflected minimum excess availability of approximately $8.9 million and $6.9 million at January 31, 2010. The minimum excess availability and cash and cash equivalents threshold at January 31, 2010 and October 31, 2009, reflective of the terms of the Forbearance Agreement, was subject to a $1.0 million minimum excess availability threshold. Any reserves, which may be applied at the sole discretion of the Administrative Agent, are not reflected in the availability calculations. In 2009, the Administrative Agent revised the borrowing base calculation, which limited the eligibility of certain accounts receivable and pursuant to the filing of its December 31, 2009 borrowing base the Company was notified of an additional $1.5 million reserve being instituted by the Administrative Agent. The line of credit expires in September 2012 and contains certain restrictive financial covenants, is subject to borrowing base limitations and is collateralized by substantially all of the assets of the Company.

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. This line of credit expires in July 2010 is subject to a floor of 4.25% and contains certain financial covenants. There were no borrowings outstanding under this facility at January 31, 2010 and October 31, 2009.

The Company may incur costs in 2010 related to facility consolidations, employee termination costs and other restructuring related activities. These costs may be incurred, in part, as a response to the Company's efforts to overcome the impact of the global economic crisis.

There were no non-cash financing and investing activities for the three months ended January 31, 2009 and equipment and vehicle purchases of  $103,000 for the three months ended January 31, 2010.  On December 29, 2009 concurrent with the Forbearance Agreement, Marshall T. Reynolds prepaid $3.0 million of the Company's loans in exchange for a $3.0 million subordinated unsecured promissory note.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

5. Commitments and Contingencies

As of January 31, 2010 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2010	2011	2012	2013	2014	Total

Non-cancelable operating leases	$988,031	$1,106,930	$932,343	$845,884	$271,640	$4,144,828

Revolving line of credit	9,285,496	-	-	-	-	9,285,496

Term debt	48,764,024	391,866	307,535	3,186,438	70,015	52,719,878

	$59,037,551	$1,498,796	$1,239,878	$4,032,322	$341,655	$66,150,202

6. Share-Based Compensation

FASB ASC 718 (ASC 718) requires companies to expense the value of employee stock options and similar awards. Since the Company’s outstanding employee stock options vested immediately in the year granted, the initial adoption of this standard had no effect on the Company’s financial statements. However, the Company will be required to expense the fair value of the employee stock options when future options are granted or when existing options are modified or repurchased pursuant to the provisions of ASC 718.

The Company did not issue any employee stock options for the three months ended January 31, 2010 and 2009.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

7. Industry Segment Information

The Company operates principally in three industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms), the sale of office products and office furniture including interior design services and publication of The Herald-Dispatch daily newspaper in Huntington, WV with a total daily and Sunday circulation of approximately 24,000 and 30,000, respectively.

Our financial reporting systems present various data which is used to operate and measure our operating performance, including internal statements of operations which are prepared on a basis inconsistent with GAAP. Therefore, the segment reporting may not necessarily be consistent with GAAP reporting. Furthermore, because of our integrated business structure, operating costs included in one segment may benefit other segments, as a result of this structure these segments are not specifically designed to measure operating income or loss directly related to the products or services included in each segment.

The identifiable assets are reflective of non-GAAP assets reported on the Company's internal balance sheets and are typically adjusted for negative book cash balances, taxes, and other items excluded for segment reporting. The total assets reported on the Company's balance sheet as of January 31, 2010 and 2009 are $97,945,559 and $136,595,997. The identifiable assets reported above represent $86,408,270 and $133,726,731 at January 31, 2010 and 2009. Amounts for prior periods have been recast to conform to the current management view.

The table below presents information about reported segments for the three months ended January 31:

2010 Quarter 1	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$22,396,030	$9,892,392	$4,376,061	$36,664,483
Elimination of intersegment revenue	(2,646,559)	(1,630,678)	-	(4,277,237)

Consolidated revenues	$19,749,471	$8,261,714	$4,376,061	$32,387,246
Operating income (loss)	(494,561)	369,251	1,014,911	889,601
Depreciation & amortization	786,190	37,833	393,618	1,217,641
Capital expenditures	181,079	4,046	25,341	210,466
Identifiable assets	42,942,206	6,987,433	36,478,631	86,408,270
Goodwill	2,226,837	1,230,485	11,874,961	15,332,283

2009 Quarter 1	Printing	Office Products and Furniture	Newspaper	Total

Revenues	$25,812,318	$11,010,923	$4,512,790	$41,336,031
Elimination of intersegment revenue	(2,671,497)	(1,773,521)	-	(4,445,018)

Consolidated revenues	$23,140,821	$9,237,402	$4,512,790	$36,891,013
Operating income (loss)	(909,752)	249,651	662,255	2,154
Depreciation & amortization	840,113	50,389	425,818	1,316,320
Capital expenditures	467,973	57,137	35,637	560,747
Identifiable assets	45,899,959	8,929,626	78,897,146	133,726,731
Goodwill	2,226,837	1,230,485	35,437,456	38,894,778

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

A reconciliation of total segment revenues and of total segment operating income to consolidated (loss) before income taxes, for the three months ended January 31, 2010 and 2009, is as follows:

	Three months ended January 31,
	2010	2009 (Restated)
Revenues:
Total segment revenues	$36,664,483	$41,336,031
Elimination of intersegment revenue	(4,277,237)	(4,445,018)

Consolidated revenue	$32,387,246	$36,891,013

Operating Income:
Total segment operating income	$889,601	$2,154

Interest income	-	2,724

Interest expense	(1,569,812)	(1,099,333)

Other income	304,581	24,112

Consolidated (loss) before income taxes	$(375,630)	$(1,070,343)

Identifiable assets:
Total segment identifiable assets	$86,408,270	$133,726,731
Assets not allocated to a segment	11,537,289	2,869,266

Total consolidated assets	$97,945,559	$136,595,997

8. Derivative Instruments and Hedging Activities

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

At September 28, 2007, the Company was party to an interest rate swap agreement which terminates on October 29, 2010.  The swap agreement is with a major financial institution and aggregates $25 million in notional principal amount representing approximately $20.6 million and $21.1 million of outstanding notional principal at January 31, 2010 and October 31, 2009. This swap agreement effectively converted $25 million of variable interest rate debt to fixed rate debt. The swap agreement requires the Company to make fixed interest payments based on an average effective rate of 4.78% and receive variable interest payments from its counterparties based on one-month LIBOR (actual rate of 0.23% at January 31, 2010).  The remaining term of this swap agreement is approximately 9 months. In the three months ended January 31, 2009, the Company recorded a net change in the fair value of the fixed interest rate swap agreement in the amount of $266,000, net of income tax as other comprehensive loss. In the three months ended January 31, 2010 the Company recorded as a component of other income $284,000, related to its hedging arrangement, or $170,000 net of income tax.  Due to the termination of LIBOR borrowing eligibility from the Administrative Agent the Company recorded a loss in 2009 from ineffectiveness in its hedging arrangement.

The fair value of this derivative instrument is discussed further in Footnote 9, Fair Value of Financial Instruments.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

9.  Fair Value of Financial Instruments

FASB ASC 820 (ASC 820) provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities.  It does not expand the use of fair value measurements. The Company adopted ASC 820 for financial assets and liabilities only on November 1, 2008.  The Company's interest rate swap derivative liability is based on third party valuation models, and is therefore classified as having Level 2 inputs. The adoption of ASC 820 for financial assets and financial liabilities did not have a material impact on the Company's results of operations, financial condition or liquidity.  The full adoption of ASC 820 for nonfinancial assets and nonfinancial liabilities is also not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

FASB ASC 825 (ASC 825) permits entities to choose to measure at fair value many financial instruments and certain other items at fair value that are not currently required to be measured.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  ASC 825 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company elected to not apply the provisions of ASC 825; therefore the adoption of ASC 825 did not affect our consolidated financial position, results of operations or cash flows.

The company measures and records in the accompanying consolidated financial statements certain liabilities at fair value on a recurring basis. ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs).  The hierarchy consists of three levels:

Level 1 - Quoted market prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 - Unobservable inputs developed using estimates and assumptions developed by the company, which reflect those that a market participant would use.

The following table summarizes the financial instruments measured at fair value in the accompanying consolidated balance sheet as of January 31, 2010:

	Fair Value Measurements as of
	January 31, 2010
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap	$-	$678,814	$-	$678,814

Champion Industries, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Consolidated Statements of Operations as a percentage of total revenues.

The Company identified approximately $0.3 million or $0.03 per share on a basic and diluted basis of non-cash deferred tax related adjustments for the first quarter of 2009.  This adjustment was initially recorded in the fourth quarter of 2009 for the full year and therefore the interim periods for 2009 have been restated accordingly to reflect such adjustment. Accordingly, the Consolidated Financial statements for January 31, 2009 have been restated to increase deferred income tax expense and to increase deferred income tax liability.  This adjustment is related to the goodwill, trade name and masthead associated with the acquisition of The Herald-Dispatch.  This deferred tax liability will remain on the balance sheet until such time as the associated intangible assets are impaired, sold, or otherwise disposed of.  Certain prior-year amounts have been reclassified to conform to the current year financial statement presentation.

	Three Months Ended January 31 ($ In thousands)
	2010		2009 (Restated)
Revenues:
Printing	$19,749	61.0%	$23,141	62.7%
Office products and office furniture	8,262	25.5	9,237	25.1
Newspaper	4,376	13.5	4,513	12.2
Total revenues	32,387	100.00	36,891	100.00
Cost of sales and newspaper operating costs:
Printing	14,721	45.4	17,975	48.7
Office products and office furniture	5,931	18.3	6,697	18.2
Newspaper cost of sales and operating costs	2,129	6.6	2,440	6.6
Total cost of sales and newspaper operating costs	22,781	70.3	27,112	73.5
Gross profit	9,606	29.7	9,779	26.5
Selling, general and administrative expenses	8,717	26.9	9,777	26.5
Income from operations	889	2.8	2	0.0
Interest income	-	0.0	3	0.0
Interest expense	(1,570)	(4.9)	(1,099)	(3.0)
Other income	305	0.9	24	0.1
(Loss) before taxes	(376)	(1.2)	(1,070)	(2.9)
Income tax benefit	163	0.5	436	1.2
Net (loss)	$(213)	(0.7)%	$(634)	(1.7)%

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended January 31, 2010 Compared to Three Months Ended January 31, 2009 (Restated)

Revenues

Total revenues decreased 12.2% in the first quarter of 2010 compared to the same period in 2009  to $32.4 million from $36.9 million. Printing revenue decreased 14.7% in the first quarter of 2010 to $19.7 million from $23.1 million in the first quarter of 2009. Office products and office furniture revenue decreased 10.6% in the first quarter of 2010 to $8.3 million from $9.2 million in the first quarter of 2009. The decrease in printing sales was due to the continued impact of the global economic crisis. The decrease in office products and office furniture sales was due to weaker sales in both office products and office furniture sales. The Company recorded newspaper revenues associated with the acquisition of The Herald-Dispatch of approximately $4.4 million consisting of advertising revenue of approximately $3.4 million and $1.0 million in circulation revenues for the first quarter of 2010. This compares to newspaper revenues of approximately $4.5 million consisting of advertising revenue of approximately $3.5 million and $1.0 million in circulation revenues for the first quarter of 2009.

Cost of Sales

Total cost of sales decreased 16.0% in the first quarter of 2010 to $22.8 million from $27.1 million in the first quarter of 2009. Printing cost of sales in the first quarter of 2010 decreased $3.3 million over the prior year and decreased as a percent of printing sales from 77.7% in 2009 to 74.5% in 2010.  The decrease in printing cost of sales as a percentage of printing sales is primarily related to lower material costs as a percent of printing sales. Office products and office furniture cost of sales decreased in 2010 from 2009 levels and decreased as a percent of sales from 72.5% in 2009 to 71.8% in 2010. Newspaper cost of sales and operating costs as a percent of newspaper sales were 48.6% for the three months ended January 31, 2010 compared with 54.1% for the three months ended January 31, 2009.

Operating Expenses

In the first quarter of 2010, selling, general and administrative expenses (S,G&A) decreased on a gross dollar basis to $8.7 million from $9.8 million in 2009, a decrease of $1.1 million. As a percentage of total sales, the expenses increased on a quarter to quarter basis in 2010 to 26.9% from 26.5% in 2009. The increase in S,G&A as a percent of sales was primarily reflective of lower sales partially offset by a decrease in S,G&A on a gross dollar basis.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Income from Operations and Other Income and Expenses

Income from operations increased in the first quarter of 2010 to $0.9 million from $2,000 in the first quarter of 2009. This increase is the result of improved operating results from each of the Company's business segments.

Other expenses (net), increased approximately $0.2 million from 2009 to 2010 primarily due to increases in interest expense, resulting from higher rates associated with the Administrative Agent instituting the default rate and eliminating the LIBOR borrowing expense.  This increase was partially offset by an increase in other income resulting from a hedging arrangement.

Income Taxes

The Company’s effective income tax benefit was a benefit of 43.4% in the first quarter of 2010 and a benefit of 40.7% for the first quarter of 2009. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate. This rate is also reflective of multi-state apportionment factors and certain federal and state adjustments in the first quarter of 2010 for fiscal 2009 reflective of estimate modifications of various apportionate factors and a tax credit.

Net (Loss)

Net loss for the first quarter of 2010 was ($213,000) compared to a net loss of ($634,000) in the first quarter of 2009. Basic and diluted (loss) per share for the three months ended January 31, 2010 and 2009 were ($0.02) and ($0.06).

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

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Liquidity and Capital Resources

Net cash provided by operations for the three months ended January 31, 2010, was $3.0 million compared to net cash provided by operations of $4.1 million during the same period in 2009. This change in net cash from operations is due primarily to timing changes in assets and liabilities.

Net cash used in investing activities for the three months ended January 31, 2010 was $97,000 compared to $0.5 million during the same period in 2009. The net cash used in investing activities during the first three months of 2010 and 2009 primarily related to the purchase of equipment and vehicles.

Net cash used in financing activities for the three months ended January 31, 2010 was $4.1 million compared to $3.5 million during the same period in 2009. This increase is primarily due to higher principal payments on indebtedness related to the terms of the Forbearance Agreement.

Working capital on January 31, 2010 was ($38.3) million and at October 31, 2009 was ($42.6) million. The working capital deficit is a result of the classification as a current liability at January 31, 2010 and October 31, 2009 of $52.8 million and $60.5 million of debt which was long-term prior to the Company's violation of certain financial covenants.  This debt was reclassified due to the Company's inability to remain in compliance with certain of its financial covenants.

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

The Company has been working with the different creditors to restructure the existing debt; however, an agreement satisfactory to the Company has not been reached. Upon the expiration of the Forbearance Agreement, a total of $57,692,938  of long-term debt and outstanding revolving line of credit borrowing are subject to accelerated maturity and, as such, the creditors may, at their option, give notice to the Company that amounts owed are immediately due and payable. As a result, the full amount of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at January 31, 2010 and October 31, 2009 representing $52,792,938 and $60,457,938. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest, including an excess cash flow recapture payment of approximately $2.0 million in January 2009 and pursuant to the terms and of the Forbearance Agreement a payment of $7.0 million in term loans in December 2009.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first three months of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There were no material changes in risk factors from disclosures previously reported in our annual report on Form 10-K for the fiscal year ended October 31, 2009.

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

CHAMPION INDUSTRIES, INC.

Date: March 12, 2010	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: March 12, 2010	/s/ Toney K. Adkins
Toney K. Adkins
President and Chief Operating Officer

Date: March 12, 2010	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer