Form 10-Q
period 2010-06-10
CHAMPION INDUSTRIES INC
filed 2010-06-10
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____No  ✓ .

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common stock, $1.00 par value per share	9,987,913 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	April 30,	October 31,
	2010 (Unaudited)	2009 (Audited)
Current assets:
Cash and cash equivalents	$-	$1,159,282
Accounts receivable, net of allowance of $1,437,000 and $1,353,000	17,880,390	18,424,310
Inventories	10,193,261	11,161,977
Income tax refund	1,974,678	1,911,400
Other current assets	1,309,117	925,120
Deferred income tax assets	1,060,509	1,000,847
Total current assets	32,417,955	34,582,936

Property and equipment, at cost:
Land	2,016,148	2,016,148
Buildings and improvements	11,823,196	11,806,238
Machinery and equipment	57,304,123	57,481,742
Furniture and fixtures	4,134,979	4,129,537
Vehicles	3,141,722	3,145,772
	78,420,168	78,579,437
Less accumulated depreciation	(54,623,569)	(53,170,108)
	23,796,599	25,409,329

Goodwill	15,332,283	15,332,283
Deferred financing costs	1,309,464	1,199,199
Other intangibles, net of accumulated amortization	5,420,285	5,645,078
Trademark & masthead	10,001,812	10,001,812
Deferred tax asset, net of current portion	8,526,272	8,799,518
Other assets	343,308	51,738
	40,933,424	41,029,628
Total assets	$97,147,978	$101,021,893

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	April 30,	October 31,
	2010 (Unaudited)	2009 (Audited)
Current liabilities:
Notes payable, line of credit	$-	$8,725,496
Negative book cash balances	1,298,725	-
Accounts payable	4,768,715	4,637,199
Accrued payroll and commissions	2,085,166	2,392,971
Taxes accrued and withheld	1,620,605	1,391,718
Accrued expenses	2,148,271	2,027,266
Other current liabilities	442,560	962,893
Current portion of long-term debt:
Notes payable	5,389,767	57,024,424
Total current liabilities	17,753,809	77,161,967

Long-term debt, net of current portion:
Notes payable, line of credit	10,105,496	-
Notes payable, term	46,085,557	918,436
Other liabilities	6,450	7,350
Total liabilities	73,951,312	78,087,753
Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,987,913 shares issued and outstanding	9,987,913	9,987,913
Additional paid-in capital	22,768,610	22,768,610
Retained deficit	(9,701,608)	(9,822,383)
Other comprehensive income	141,751	-
Total shareholders’ equity	23,196,666	22,934,140
Total liabilities and shareholders’ equity	$97,147,978	$101,021,893

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended April 30,		Six Months Ended April 30,
		(Restated)		(Restated)
	2010	2009	2010	2009
Revenues:
Printing	$21,716,395	$23,172,311	$41,465,866	$46,313,132
Office products and office furniture	8,352,579	9,105,845	16,614,293	18,343,247
Newspaper	3,670,371	3,861,516	8,046,432	8,374,306
Total revenues	33,739,345	36,139,672	66,126,591	73,030,685

Cost of sales & newspaper operating costs:
Printing	15,494,951	17,143,914	30,216,325	35,118,707
Office products and office furniture	5,817,480	6,424,851	11,748,501	13,121,501
Newspaper cost of sales & operating costs	2,022,702	2,132,349	4,151,308	4,572,651
Total cost of sales & newspaper operating costs	23,335,133	25,701,114	46,116,134	52,812,859
Gross profit	10,404,212	10,438,558	20,010,457	20,217,826

Selling, general and administrative expenses	8,466,761	8,813,674	17,183,406	18,590,787

Income from operations	1,937,451	1,624,884	2,827,051	1,627,039
Other income (expenses):
Interest income	-	47	-	2,771
Interest expense	(1,362,639)	(1,169,984)	(2,932,450)	(2,269,317)
Other	7,085	10,653	311,666	34,766
	(1,355,554)	(1,159,284)	(2,620,784)	(2,231,780)

Income (loss) before income taxes	581,897	465,600	206,267	(604,741)
Income tax (expense) benefit	(248,436)	(170,185)	(85,492)	265,787
Net income (loss)	$333,461	$295,415	$120,775	$(338,954)

Earnings (loss) per share
Basic	$0.03	$0.03	$0.01	$(0.03)
Diluted	$0.03	$0.03	$0.01	$(0.03)

Weighted average shares outstanding:
Basic	9,988,000	9,988,000	9,988,000	9,988,000
Diluted	9,988,000	9,988,000	9,988,000	9,988,000
Dividends per share	$-	$-	$-	$0.06

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance, October 31, 2009	9,987,913	$9,987,913	$22,768,610	$(9,822,383)	$-	$22,934,140

Comprehensive income:
Net income for 2010	-	-	-	120,775	-	120,775
Other comprehensive income (net of tax)	-	-	-	-	141,751	141,751
Total comprehensive income	-	-	-	120,775	141,751	262,526
Balance, April 30, 2010	9,987,913	$9,987,913	$22,768,610	$(9,701,608)	$141,751	$23,196,666

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended April 30,
		(Restated)
	2010	2009
Cash flows from operating activities:
Net income (loss)	$120,775	$(338,954)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,188,029	2,622,704
Gain on sale of assets	10,686	(15,844)
Deferred income taxes	119,082	889,435
Deferred financing costs or compensation	161,550	154,735
Bad debt expense	201,298	514,607
Gain on hedging agreements	(284,079)	-
Changes in assets and liabilities:
Accounts receivable	342,622	4,532,512
Inventories	968,716	904,526
Other current assets	(383,997)	(588,923)
Accounts payable	131,517	(1,261,903)
Accrued payroll	(307,805)	(464,739)
Taxes accrued and withheld	228,887	446,397
Income taxes	(63,280)	(1,160,406)
Accrued expenses	121,005	316,229
Other liabilities	(900)	(900)
Net cash provided by operating activities	3,554,106	6,549,476

Cash flows from investing activities:
Purchases of property and equipment	(179,393)	(1,544,375)
Proceeds from sales of property	20,192	55,008
Change in other assets	(297,570)	2,584
Net cash used in investing activities	(456,771)	(1,486,783)

Cash flows from financing activities:
Borrowings on line of credit	20,440,000	600,000
Payments on line of credit	(19,060,000)	-
Increase (decrease) in negative book cash balances	1,298,725	(459,355)
Principal payments on long-term debt	(6,663,527)	(4,604,061)
Payments on debt amendment costs	(271,815)	-
Dividends paid	-	(599,277)
Net cash used in financing activities	(4,256,617)	(5,062,693)
Net decrease in cash and cash equivalents	(1,159,282)	-
Cash and cash equivalents, beginning of period	1,159,282	-
Cash and cash equivalents, end of period	$-	$-
See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
April 30, 2010

1. Basis of Presentation and Business Operations and Recent Accounting Pronouncements

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

The Company identified approximately $0.3 million or $0.03 per share on a basic and diluted basis of non-cash deferred tax related adjustment for each of the first and second quarters of 2009. This adjustment was initially recorded in the fourth quarter of 2009 for the full year and therefore the interim periods for 2009 have been restated accordingly to reflect such adjustment. Accordingly, the Consolidated Financial Statements for the three and six months ended April 30, 2009 have been restated to increase deferred income tax expense and to increase deferred income tax liability. This adjustment is related to the goodwill, trade name and masthead associated with the acquisition of The Herald-Dispatch. This deferred tax liability will remain on the balance sheet until such time as the associated intangible assets are impaired, sold, or otherwise disposed of. Certain prior-year amounts have been reclassified to conform to the current year financial statement presentation.

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-11, which amends the Subsequent Events Topic of the Accounting Standards Codification (ASC) to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. The Company will continue to evaluate subsequent events through the date of issuance of the financial statements, however, consistent with the guidance, this date will no longer be disclosed. ASU 2010-11 does not have any impact on the Company's results of operations, financial condition or liquidity.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)
2. Earnings per Share
Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. There was no dilutive effect of stock options effect for the three and six months ended April 30, 2010 and April 30, 2009.

3. Inventories
Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

Inventories consisted of the following:
	April 30,	October 31,
	2010	2009
Printing and newspaper:
Raw materials	$2,847,382	$2,854,938
Work in process	1,371,423	1,405,320
Finished goods	3,400,416	3,765,244
Office products and office furniture	2,574,040	3,136,475
	$10,193,261	$11,161,977
4. Long-Term Debt

Long-term debt consisted of the following:
	April 30,	October 31,
	2010	2009
Installment notes payable to banks & shareholder	$4,292,882	$1,310,418
Term loan facility with a bank	47,182,442	56,632,442
	51,475,324	57,942,860
Less current portion	5,389,767	57,024,424
Long-term debt, net of current portion	$46,085,557	$918,436

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

On March 31, 2010, the Company, Fifth Third Bank, as a Lender, L/C Issuer and Administrative Agent for Lenders (the "Administrative Agent") and the other Lenders party to Champion's Credit Agreement dated September 14, 2007 (the "Credit Agreement") entered into a Second Amendment and Waiver to Credit Agreement ("the "Second Amendment"). All conditions precedent to the effectiveness of the Second Amendment were satisfied on April 6, 2010.

  In the Second Amendment the Administrative Agent and Lenders waived any default or event of default arising from Champion's previously disclosed violations of provisions of the Credit Agreement. The Second Amendment amended various provisions of the Credit Agreement, including but not limited to:
  a $17,000,000 revolving credit facility with a sublimit of up to $3,000,000 for letters of credit and $3,000,000 for swing line loans. Outstanding borrowings, thereunder, may not exceed the sum of (1) up to 85% of eligible receivables plus (b) up to the lesser of $6,000,000 or 50% of eligible inventory.
  at Champions option, interest at a LIBOR Rate, so long as no default exists.
  post-default increase in interest rate of 2%.
  amendment of various financial covenants.
  fixed charge coverage ratio is required to be 1.0:1.0 through January 31, 2011; 1.1:1.0 through January 31, 2012 and 1.20:1.00 thereafter.
  leverage ratio shall not be greater the 6.5:1.00 at April 30, 2010 with 0.5:1.00 stepdowns quarterly through April 30, 2011 and 0.25:1.00 quarterly stepdowns through April 30, 2012.
  minimum EBITDA pursuant to a quarterly build up commencing with the three months ended April 30, 2010 of $2,700,000, the six months ended July 31, 2010 of $5,400,000, the nine months ended October 31, 2010 of $8,900,000 and the twelve months ended January 31, 2011 of $11,800,000, thereafter varying quarterly stepups culminating in twelve months trailing EBITDA of $14,300,000 at October 31, 2012.
  maximum capital expenditures are limited to $2,000,000 per fiscal year  for the years ended October 31, 2010 and 2011 and $2,500,000 thereafter.
  enhanced reporting by Champion to Administrative Agent, including monthly reports and conference calls, quarterly reports by Champions independent auditors of restructuring charges and organizational expense reductions.
  application of Champion's income tax refunds applied to reduce indebtedness under the Credit Agreement.
 As required by the Second Amendment, the Company, Marshall T. Reynolds and the Administrative Agent entered into a Contribution Agreement and Cash Collateral Security Agreement dated March 31, 2010 (the "Contribution Agreement") pursuant to which Mr. Reynolds deposited $2,500,000 as cash collateral with the Administrative Agent, which the Administrative Agent may withdraw upon an event of default under the Credit Agreement.

 Mr. Reynolds has granted the Administrative Agent a first priority security interest in the cash collateral.

 Amounts drawn down by the Administrative Agent will be applied to repayment of Champion's obligations under the Credit Agreement. The Contribution Agreement expires upon the earliest of (i) full drawdown of the $2,500,000 deposited, (ii) repayment in full of all obligations under the Credit Agreement and termination of all commitments thereunder and (iii) the Administrative Agent's determination that Champion has achieved a fixed charge coverage ratio of at least 1.2 to 1.0 as of the last day of two consecutive fiscal quarters of Champion.

 In connection with the Contribution Agreement, Champion has executed and delivered to Mr. Reynolds a Subordinated Promissory Note in amount of $2,500,000, payment of principal and interest on which is prohibited prior to January 31, 2011, and thereafter only with the Administrative Agent's consent. The Subordinated Promissory Note bears interest at the Wall Street Journal prime rate (currently 3.25%), matures September 14, 2014 and is unsecured.

Pursuant to the terms of the Second Agreement, the Company's borrowing base certificate as submitted to the Administrative Agent reflected minimum excess availability of $7.4 million as of April 30, 2010. The minimum excess availability is subject to a $1.0 million reserve.

The Company has an unsecured revolving line of credit with a bank for borrowings to a maximum of $1,000,000 with interest payable monthly at the Wall Street Journal prime rate. This line of credit expires in July 2010 is subject to a floor of 4.25% and contains certain financial covenants. There were no borrowings outstanding under this facility at April 30, 2010 and October 31, 2009.

There were no non-cash financing and investing activities for the three and six months ended April 30, 2009 and equipment and vehicle purchases of $93,000 and $196,000 for the three and six months ended April 30, 2010.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

5. Commitments and Contingencies

As of April 30, 2010, the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2010	2011	2012	2013	2014	Total

Non-cancelable operating leases	$682,638	$1,096,190	$932,343	$845,884	$271,640	$3,828,695

Revolving line of credit	-	-	10,105,496	-	-	10,105,496

Term debt	2,709,650	5,358,068	5,218,711	35,118,880	3,070,015	51,475,324
	$3,392,288	$6,454,258	$16,256,550	$35,964,764	$3,341,655	$65,409,515

The Company incurred costs in 2010 related to facility consolidations, employee termination costs and other restructuring related activities of $139,000 and $161,000 for the three and six months ended April 30, 2010. These costs were incurred, in part, as a response to the Company's efforts to overcome the impact of the global economic crisis. The Company believes that additional costs will be incurred in future quarters to address the impact of the economic crisis.

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

The Company did not issue any employee stock options for the three and six months ended April 30, 2010 and 2009.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

7. Industry Segment Information

The Company operates principally in three industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms) the sale of office products and office furniture including interior design services, and publication of The Herald-Dispatch daily newspaper in Huntington, WV with a total daily and Sunday circulation of approximately 25,000 and 30,000, respectively.

Our financial reporting systems present various data which is used to operate and measure our operating performance, including internal statements of operations which are prepared on a basis inconsistent with GAAP. Therefore, the segment reporting may not necessarily be consistent with GAAP reporting. Furthermore, because of our integrated business structure, operating costs included in one segment may benefit other segments. As a result of this structure these segments are not specifically designed to measure operating income or loss directly related to the products or services included in each segment.

The identifiable assets are reflective of non-GAAP assets reported on the Company's internal balance sheets and are typically adjusted for negative book cash balances, taxes, and other items excluded for segment reporting. The total assets reported on the Company's balance sheets as of April 30, 2010 and 2009 are $97,147,978 and $135,608,808. The identifiable assets reported below represent $85,348,303 and $133,209,957 at April 30, 2010 and 2009. Amounts for prior periods have been recast to conform to the current management view.

The table below presents information about reported segments for the three and six months ended April 30:
2010 Quarter 2	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$24,535,723	$9,954,527	$3,670,371	$38,160,621
Elimination of intersegment revenue	(2,819,328)	(1,601,948)	-	(4,421,276)
Consolidated revenues	$21,716,395	$8,352,579	$3,670,371	$33,739,345

Operating income	646,608	582,585	708,258	1,937,451
Depreciation & amortization	766,334	31,103	172,951	970,388
Capital expenditures	141,388	5,442	18,088	164,918
Identifiable assets	42,351,465	7,135,218	35,861,620	85,348,303
Goodwill	2,226,837	1,230,485	11,874,961	15,332,283

2009 Quarter 2	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$25,871,730	$10,777,243	$3,861,516	$40,510,489
Elimination of intersegment revenue	(2,699,419)	(1,671,398)	-	(4,370,817)
Consolidated revenues	$23,172,311	$9,105,845	$3,861,516	$36,139,672

Operating income	691,331	548,318	385,235	1,624,884
Depreciation & amortization	834,143	45,569	426,672	1,306,384
Capital expenditures	968,343	10,734	4,551	983,628
Identifiable assets	45,622,789	8,929,626	78,657,542	133,209,957
Goodwill	2,226,837	1,230,485	35,437,456	38,894,778

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

2010 Year to Date	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$46,931,754	$19,846,919	$8,046,432	$74,825,105
Elimination of intersegment revenue	(5,465,888)	(3,232,626)	-	(8,698,514)
Consolidated revenues	$41,465,866	$16,614,293	$8,046,432	$66,126,591

Operating income	152,045	951,837	1,723,169	2,827,051
Depreciation & amortization	1,552,524	68,936	566,569	2,188,029
Capital expenditures	322,467	9,488	43,429	375,384
Identifiable assets	42,351,465	7,135,218	35,861,620	85,348,303
Goodwill	2,226,837	1,230,485	11,874,961	15,332,283

2009 Year to Date	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$51,684,048	$21,788,166	$8,374,306	$81,846,520
Elimination of intersegment revenue	(5,370,916)	(3,444,919)	-	(8,815,835)
Consolidated revenues	$46,313,132	$18,343,247	$8,374,306	$73,030,685

Operating income (loss)	(218,420)	797,969	1,047,490	1,627,039
Depreciation & amortization	1,674,256	95,958	852,490	2,622,704
Capital expenditures	1,436,316	67,871	40,188	1,544,375
Identifiable assets	45,622,789	8,929,626	78,657,542	133,209,957
Goodwill	2,226,837	1,230,485	35,437,456	38,894,778

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

A reconciliation of total segment revenues and of total segment operating income to consolidated income (loss) before income taxes, for the three and six months ended April 30, 2010 and 2009, is as follows:

	Three months		Six months
	2010	2009	2010	2009
Revenues:
Total segment revenues	$38,160,621	$40,510,489	$74,825,105	$81,846,520
Elimination of intersegment revenue	(4,421,276)	(4,370,817)	(8,698,514)	(8,815,835)
Consolidated revenue	$33,739,345	$36,139,672	$66,126,591	$73,030,685

Operating income:
Total segment operating income	$1,937,451	$1,624,884	$2,827,051	$1,627,039
Interest income	-	47	-	2,771
Interest expense	(1,362,639)	(1,169,984)	(2,932,450)	(2,269,317)
Other income	7,085	10,653	311,666	34,766
Consolidated income (loss) before income taxes	$581,897	$465,600	$206,267	$(604,741)

Identifiable assets:
Total segment identifiable assets	$85,348,303	$133,209,957	$85,348,303	$133,209,957
Assets not allocated to a segment	11,799,675	2,398,851	11,799,675	2,398,851
Total consolidated assets	$97,147,978	$135,608,808	$97,147,978	$135,608,808

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

At September 28, 2007, the Company was party to an interest rate swap agreement which terminates on October 29, 2010. The swap agreement is with a major financial institution and aggregates $25 million in notional principal amount representing approximately $20.2 million and $21.1 million of outstanding notional principal at April 30, 2010 and October 31, 2009. This swap agreement effectively converted $25 million of variable interest rate debt to fixed rate debt. The swap agreement requires the Company to make fixed interest payments based on an average effective rate of 4.78% and receive variable interest payments from its counterparties based on one-month LIBOR (actual rate of 0.27% at April 30, 2010). The remaining term of this swap agreement is approximately 6 months. In the three and six months ended April 30, 2009, the Company recorded a net change in the fair value of the fixed interest rate swap agreement in the amount of $50,000 and $(216,000) net of income tax as other comprehensive gain (loss). Due to the termination of LIBOR borrowing eligibility from the Administrative Agent, the Company recorded a loss in in the fourth quarter of 2009 from ineffectiveness in its hedging arrangement. Therefore, in the three months ended January 31, 2010 the Company recorded as a component of other income $284,000  related to its hedging arrangement, or $170,000 net of income tax. Effective with the Second Amendment the Company's eligibility for LIBOR borrowings was reinstated. Therefore, for the three months ended April 30, 2010, the Company recorded a net change in the fair value of the fixed interest rate swap agreement in the amount of $142,000, net of income tax, as other comprehensive income.

The fair value of this derivative instrument is discussed further in Footnote 9, Fair Value of Financial Instruments.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

9.Fair Value of Financial Instrument

FASB ASC 820 (ASC 820) provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurements. The Company adopted ASC 820 for financial assets and liabilities only on November 1, 2008. The Company's interest rate swap derivative liability is based on third party valuation models, and is therefore classified as having Level 2 inputs. The adoption of ASC 820 for financial assets and liabilities did not have a material impact on the Company's results of operation, financial condition or liquidity. The full adoption of ASC 820 for nonfinancial assets and nonfinancial liabilities is also not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

FASB ASC 825 (ASC 825) permits entities to choose to measure at fair value many financial instruments and certain other items at fair value that are not currently required to be measured. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. ASC 825 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company elected not to apply the provisions of ASC 825; therefore, the adoption of ASC 825 did not affect our consolidated financial condition, results of operations or cash flows.

The Company measures and records in the accompanying consolidated financial statements certain liabilities at fair value on a recurring basis. ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguish between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 - Quoted market prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 - Unobservable inputs developed using estimates and assumptions developed by the company, which reflect those that a market participant would use.

The following table summarizes the financial instruments measured at fair value in the accompanying consolidated balance sheet as of April 30, 2010 and 2009:

	Fair Value Measurements as of
	April 30, 2010
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap	$-	$442,560	$-	$442,560

	Fair Value Measurements as of
	April 30, 2009
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap	$-	$1,289,119	$-	$1,289,119

Champion Industries, Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Consolidated Statements of Income as a percentage of total revenues.

The Company identified approximately $0.3 million or $0.03 per share on a basic and diluted basis of non-cash deferred tax related adjustments for each of the first and second quarters of 2009. This adjustment was initially recorded in the fourth quarter of 2009 for the full year and therefore the interim periods for 2009 have been restated accordingly to reflect such adjustment. Accordingly, the Consolidated Financial Statements for the three and six months ended April 30, 2009 have been restated to increase deferred income tax expense and to increase deferred income tax liability. This adjustment is related to the goodwill, trade name and masthead associated with the acquisition of The Herald-Dispatch. This deferred tax liability will remain on the balance sheet until such time as the associated intangible assets are impaired, sold, or otherwise disposed of. Certain prior-year amounts have been reclassified to conform to the current year financial statement presentation.

	Percentage of Total Revenues
	Three Months Ended April 30,		Six Months Ended April 30,
		(Restated)		(Restated)
	2010	2009	2010	2009
Revenues:
Printing	64.4%	64.1%	62.7%	63.4%
Office products and office furniture	24.8	25.2	25.1	25.1
Newspaper	10.8	10.7	12.2	11.5
Total revenues	100.0	100.0	100.0	100.0

Cost of sales and newspaper operating costs:
Printing	45.9	47.4	45.7	48.0
Office products and office furniture	17.3	17.8	17.7	18.0
Newspaper cost of sales and operating costs	6.0	5.9	6.3	6.3
Total cost of sales and newspaper operating costs	69.2	71.1	69.7	72.3
Gross profit	30.8	28.9	30.3	27.7
S Selling, general and administrative expenses	25.1	24.4	26.0	25.5
Income from operations	5.7	4.5	4.3	2.2
Interest income	0.0	0.0	0.0	0.0
Interest expense	(4.0)	(3.2)	(4.4)	(3.1)
Other income	0.0	0.0	0.4	0.0

Income (loss) before taxes	1.7	1.3	0.3	(0.9)
Income tax benefit (expense)	(0.7)	(0.5)	(0.1)	0.4
Net income (loss)	1.0%	0.8%	0.2%	(0.5)%

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended April 30, 2010 Compared to Three Months Ended April 30, 2009 (Restated)

Revenues

Total revenues decreased 6.6% in the second quarter of 2010 compared to the same period in 2009, to $33.7 million from $36.1 million. Printing revenue decreased 6.3% in the second quarter of 2010, to $21.7 million from $23.2 million in the second quarter of 2009. Office products and office furniture revenue decreased 8.3% in the second quarter of 2010, to $8.4 million from $9.1 million in the second quarter of 2009. The decrease in printing sales was primarily associated with the continued impact of the global economic crisis. Office products and office furniture sales were weaker in the second quarter of 2010 when compared to the second quarter of 2009. The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $3.7 million, consisting of advertising revenue of approximately $2.8 million and $0.9 million in circulation revenues, for the three months ended April 30, 2010. The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $3.9 million, consisting of advertising revenue of approximately $2.9 million and $1.0 million in circulation revenues, for the three months ended April 30, 2009. The on-line revenues for the three months ended April 30, 2010 and April 30, 2009 approximated $299,000 and $230,000 and are recorded as a component of advertising revenue. The reduction in newspaper revenues is primarily associated with a decrease in advertising revenues attributable to decreased advertising demand due, in part, to the global economic crisis.

Cost of Sales

Total cost of sales decreased 9.2% in the second quarter of 2010, to $23.3 million from $25.7 million in the second quarter of 2009. Printing cost of sales in the second quarter of 2010 decreased $1.6 million over the prior year and decreased as a percentage of printing sales from 74.0% in 2009 to 71.4% in 2010. The printing gross margin dollar increase is attributed to lower materials costs as a percentage of printing sales partially offset by lower overall printing sales. Office products and office furniture cost of sales decreased in 2010 from 2009 levels due to lower sales and lower cost of goods sold as a percentage of office products and office furniture sales of  70.6% in 2009 to 69.6% in 2010, thus representing improved gross margin percent in the office products and office furniture segment.  Newspaper cost of sales and operating costs as a percent of newspaper sales were 55.1% and 55.2% for the three months ended April 30, 2010 and 2009.

Operating Expenses

In the second quarter of 2010, selling, general and administrative expenses decreased on a gross dollar basis to $8.5 million from $ 8.8 million in 2009, a decrease of $347,000 or 3.9%. As a percentage of total sales, the selling, general and administrative expenses increased on a quarter to quarter basis in 2010 to 25.1% from 24.4% in 2009. The decrease in selling, general and administrative expenses is primarily the result of personnel cost related reductions associated in part with cost reduction initiatives, lower bad debt expense and lower amortization expense. The decrease in SG&A was partially offset by various costs associated with the Company's successful defense of a legal action approximating $270,000.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Income from Operations and Other Income and Expenses

Income from operations increased in the second quarter of 2010, to $1.9 million from $1.6 million in the second quarter of 2009. This increase is the result of lower selling, general, and administrative expenses and relatively flat gross margin dollar contributions. The improvement in income from operations was offset in part by the expenses associated with the successful defense of a legal action approximating $270,000 in the second quarter of 2010 and restructuring related costs, primarily associated with equipment relocation related costs to effectuate and streamline plant productivity, severance and operational realignment costs approximating $139,000 in the second quarter of 2010. Other expense (net), increased approximately $196,000 from 2009 to 2010, primarily due to increases in interest expense resulting from higher rates associated with the Administrative Agent instituting the default rate and eliminating the LIBOR borrowing expense option for most of the second quarter of 2010 and various deferred financing interest related expenses associated with this debt.

Income Taxes

The Company’s effective income tax expense rate was an expense of 42.7% for the second quarter of 2010 and an expense of 36.6%  for the second quarter of 2009.  The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the second quarter of 2010 was $333,000 compared to $295,000 in the second quarter of 2009. Basic and diluted earnings per share for the three months ended April 30, 2010 and 2009 were $0.03 and $0.03.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued

Six Months Ended April 30, 2010 Compared to Six Months Ended April 30, 2009 (Restated)

Revenues

Total revenues decreased 9.5% in the first six months of 2010 compared to the same period in 2009, to $66.1 million from $73.0 million. Printing revenue decreased 10.5% in the six month period ended April 30, 2010 to $41.5 million from $46.3 million in the same period in 2009. Office products and office furniture revenue decreased 9.4% in the six month period ended April 30, 2010, to $16.6 million from $18.3 million in the same period in 2009. The decrease in printing sales was primarily associated with the continued impact of the global economic crisis. The decrease in office products and office furniture sales was primarily due to lower office product and office furniture sales.  The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $8.0 million consisting of advertising revenues of approximately $6.1 million and $1.9 million in circulation revenues for the six months ended April 30, 2010.  The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $8.4 million consisting of advertising revenues of approximately $6.4 million and $2.0 million in circulation revenues for the six months ended April 30, 2009. The on-line revenues for the six months ended April 30, 2010 and 2009 approximated $0.6 and $0.5 million and are recorded as a component of advertising revenue. The reduction in newspaper revenues is primarily associated with a decrease in advertising revenues associated, in part, with decreased advertising demand due to the global economic crisis.

Cost of Sales

Total cost of sales decreased 12.7% in the six months ended April 30, 2010 to $46.1 million from $52.8 million in the six months ended April 30, 2009. Printing cost of sales decreased 14.0% in the six months ended April 30, 2010 to $30.2 million from $35.1 million in the six months ended April 30, 2009. The decrease in printing cost of sales was primarily due to the decrease in printing sales coupled with improved  gross margin percent. Office products and office furniture cost of sales decreased 10.5% in the six months ended April 30, 2010 to $11.7 million from $13.1 million for the six months ended April 30, 2009. Newspaper cost of sales and operating costs as a percent of newspaper sales were 51.6% and 54.6% for the six months ended April 30, 2010 and 2009.

Operating Expenses

During the six months ended April 30, 2010 compared to the same period in 2009, selling, general and administrative expenses increased as a percentage of sales to 26.0% from 25.5%. Total selling, general and administrative expenses (S,G & A) decreased $1.4 million. The increase in S, G & A expenses as a percent of sales is primarily due to lower sales. The decrease in total S,G & A costs is primarily reflective of personnel cost related reductions associated in part with cost reduction initiatives, lower bad debt expense and lower amortization expense. The decrease in SG&A was partially offset by various costs associated with the Company's successful defense of a legal action approximating $330,000.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Income from Operations and Other Income and Expenses

Income from operations increased 73.8% in the six month period ended April 30, 2010 to $2.8 million from $1.6 million in the same period of 2009. This increase is the result of lower selling, general and administrative expenses partially offset by revenue reductions and lower gross margin contribution at the Company's office products and office furniture segment. The improvement in income from operations was further offset, in part, by expenses associated with the successful defense of a legal action approximating $330,000 for the six months ended April 30, 2010 and restructuring related costs primarily associated with equipment relocation related costs to effectuate and streamline plant productivity, severance and operational realignment costs approximating $161,000 in the six months ended April 30, 2010. Other expense (net), increased approximately $389,000 from 2009 to 2010 primarily due to increases in interest expense, resulting from higher rates associated with the Administrative Agent instituting, the default rate and eliminating the LIBOR borrowing expense option for most of the first six months of 2010 and various deferred financing interest related expenses associated with this debt. This increase was partially offset by an increase in other income resulting from a hedging arrangement recorded in the first quarter of 2010.

Income Taxes

The Company’s effective income tax (expense) benefit rate was an expense of  (41.4)% for the six months ended April 30, 2010, and a benefit of 44.0%  in the same period of 2009. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)
Net Income (Loss)

Net income for the six months ended April 30, 2010 was $121,000 compared to a loss of $(339,000) for the same period in 2009. Net income for the first six months of 2010 increased over 2009 levels due to the reasons discussed above. Basic and diluted earnings (loss) per share for the six months ended April 30, 2010 was $0.01 compared to 2009 at $(0.03).

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

The United States economy has been in a recession since December 2007, according to the National Bureau of Economic Research, and it it widely believed that certain elements of the economy, such as housing, were in decline before that time. The duration and depth of an economic recession in markets in which the Company operates may further reduce its future advertising and circulation revenue, printing revenue, office products revenue and office furniture revenue operating results and cash flows.

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

Liquidity and Capital Resources

Net cash provided by operations for the six months ended April 30, 2010 was $3.6 million compared to net cash provided by operations of $6.5 million during the same period in 2009. This change in net cash from operations is due primarily to timing changes in assets and liabilities.

Net cash used in investing activities for the six months ended April 30, 2010 was $457,000 compared to $1.5 million during the same period in 2009. The net cash used in investing activities during the first six months of 2010 and 2009 primarily relate to the purchase of equipment and vehicles.

Net cash used in financing activities for the six months ended April 30, 2010 was $4.3 million compared to $5.1 million during the same period in 2009. This change was primarily due to an increase in negative book cash balances.

Working capital on April 30, 2010 was $14.7 million and at October 31, 2009 was $(42.6) million. The working capital deficit at October 31, 2009 was associated with the classification as a current liability of $60.5 million of debt which was long-term. This debt was reclassified due to the Company's inability to remain in compliance with certain of its financial covenants. The Company entered into a Second Amendment and Waiver to Credit Agreement in the second quarter of 2010; therefore the debt is reflected in the Company's financial statements based on contractual maturity.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first six months of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
Item 1A. Risk Factors

There were no material changes in risk factors from disclosures previously reported in our annual report on Form 10-K for the fiscal year ended October 31, 2009.

Item 6. Exhibits

a) Exhibits:
(10.1)
Second Amendment and Waiver to Credit Agreement dated March 31, 2010 among Champion Industries, Inc. and Fifth Third Bank, as Lender, L/C Issuer and Administrative Agent for Lenders, filed as Exhibit 10.1 to Current Report on Form 8-K filed on April 6, 2010, is incorporated herein by reference.

(10.2)
Contribution Agreement and Cash Collateral Security Agreement dated March 31, 2010 among Marshall Reynolds, Champion Industries, Inc. and Fifth Third Bank, as Administrative Agent for Lenders, filed as Exhibit 10.2 to Current Report on Form 8-K filed on April 6, 2010, is incorporated herein by reference.

(10.3)
Subordinated Promissory Note dated March 31, 2010 from Champion Industries, Inc. to Marshall Reynolds, filed as Exhibit 10.3 to Current Report on Form 8-K filed on April 6, 2010, is incorporated herein by reference.

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

CHAMPION INDUSTRIES, INC.

Date: June 10, 2010	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: June 10, 2010	/s/ Toney K. Adkins
Toney K. Adkins
President and Chief Operating Officer

Date: June 10, 2010	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer