Form 10-Q
period 2010-09-10
CHAMPION INDUSTRIES INC
filed 2010-09-10
CIK 19149

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____No  ✓ .

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2010
Common stock, $1.00 par value per share	9,987,913 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS		July 31,	October 31,
		2010 (Unaudited)	2009 (Audited)
Current assets:
Cash and cash equivalents	$		$1,159,282
Accounts receivable, net of allowance of $1,293,000 and $1,353,000		17,482,262	18,424,310
Inventories		9,991,977	11,161,977
Income tax refund		178,263	1,911,400
Other current assets		926,906	925,120
Deferred income tax assets		1,555,366	1,000,847
Total current assets		30,134,774	34,582,936

Property and equipment, at cost:
Land		2,016,148	2,016,148
Buildings and improvements		11,840,452	11,806,238
Machinery and equipment		56,967,326	57,481,742
Furniture and fixtures		4,145,100	4,129,537
Vehicles & other		3,116,338	3,145,772
		78,085,364	78,579,437
Less accumulated depreciation		(55,095,513)	(53,170,108)
		22,989,851	25,409,329

Goodwill		15,332,283	15,332,283
Deferred financing costs		1,372,704	1,199,199
Other intangibles, net of accumulated amortization		5,307,891	5,645,078
Trademark & masthead		10,001,812	10,001,812
Deferred tax asset, net of current portion		8,438,539	8,799,518
Other assets		37,854	51,738
		40,491,083	41,029,628
Total assets		$93,615,708	$101,021,893

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	July 31,	October 31,
	2010 (Unaudited)	2009 (Audited)
Current liabilities:
Notes Payable, line of credit	$-	$8,725,496
Negative book cash balances	2,058,264	-
Accounts payable	5,437,496	4,637,199
Accrued payroll and commissions	1,937,666	2,392,971
Taxes accrued and withheld	1,288,634	1,391,718
Accrued expenses	1,680,314	2,027,266
Other current liabilities	223,229	962,893
Current portion of long-term debt:
Notes payable	5,407,864	57,024,424
Total current liabilities	18,033,467	77,161,967
Long-term debt, net of current portion:
Line of credit	9,745,496	-
Notes payable, term	43,073,077	918,436
Other liabilities	6,000	7,350
Total liabilities	70,858,040	78,087,753
Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,987,913 shares issued and outstanding	9,987,913	9,987,913
Additional paid-in capital	22,768,610	22,768,610
Retained deficit	(10,272,206)	(9,822,383)
Other comprehensive income	273,351	-
Total shareholders’ equity	22,757,668	22,934,140
Total liabilities and shareholders’ equity	$93,615,708	$101,021,893

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended July 31,		Nine Months Ended July 31,
		(Restated)		(Restated)
	2010	2009	2010	2009
Revenues:
Printing	$19,660,226	$21,430,743	$61,126,093	$67,743,875
Office products and office furniture	8,643,039	9,025,837	25,257,332	27,369,084
Newspaper	3,585,861	3,899,621	11,632,293	12,273,927
Total revenues	31,889,126	34,356,201	98,015,718	107,386,886

Cost of sales and newspaper operating costs:
Printing	14,540,953	16,351,470	44,752,169	51,470,177
Office products and office furniture	6,260,691	6,256,070	18,009,192	19,377,572
Newspaper cost of sales and operating costs	2,058,988	2,082,670	6,210,296	6,655,320
Total cost of sales and newspaper operating costs	22,860,632	24,690,210	68,971,657	77,503,069
Gross profit	9,028,494	9,665,991	29,044,061	29,883,817

Selling, general and administrative expenses	7,317,348	8,564,413	24,366,779	27,155,200
Restructuring charges	1,398,061	193,735	1,537,145	193,735
Income from operations	313,085	907,843	3,140,137	2,534,882

Other income benefit (expenses):
Interest income	-	-	-	2,771
Interest expense	(1,232,003)	(1,449,210)	(4,164,454)	(3,718,527)
Other	10,805	14,081	322,471	48,847
	(1,221,198)	(1,435,129)	(3,841,983)	(3,666,909)

(Loss) before income taxes	(908,113)	(527,286)	(701,846)	(1,132,027)
Income tax benefit	337,515	220,294	252,023	486,082
Net loss	$(570,598)	$(306,992)	$(449,823)	$(645,945)

Loss per share
Basic	$(0.06)	$(0.03)	$(0.05)	$(0.06)
Diluted	$(0.06)	$(0.03)	$(0.05)	$(0.06)

Weighted average shares outstanding:
Basic	9,988,000	9,988,000	9,988,000	9,988,000
Diluted	9,988,000	9,988,000	9,988,000	9,988,000
Dividends per share	$0.00	$0.00	$0.00	$0.06

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance, October 31, 2009	9,987,913	$9,987,913	$22,768,610	$(9,822,383)	$-	$22,934,140

Comprehensive loss:
Net loss for 2010	-	-	-	(449,823)	-	(449,823)
Other comprehensive income (net of tax)	-	-	-	-	273,351	273,351
Total comprehensive loss	-	-	-	(449,823)	273,351	(176,472)

Balance, July 31, 2010	9,987,913	$9,987,913	$22,768,610	$(10,272,206)	$273,351	$22,757,668

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended July 31,
		(Restated)
	2010	2009
Cash flows from operating activities:
Net loss	$(449,823)	$(645,946)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	3,248,043	3,931,633
Gain on sale of assets	15,796	(14,943)
Deferred income taxes	(375,774)	1,230,416
Deferred financing costs	267,081	232,103
Bad debt expense	309,600	619,966
Gain on hedging agreements	(284,079)	-
Restructuring charges	1,708,674	193,735
Changes in assets and liabilities:
Accounts receivable	632,448	6,381,758
Inventories	1,170,000	1,417,108
Other current assets	(1,786)	(328,839)
Accounts payable	(908,376)	(2,042,492)
Accrued payroll and commissions	(455,305)	(782,243)
Taxes accrued and withheld	(103,084)	539,486
Income taxes	1,733,137	(1,771,190)
Accrued expenses	(346,953)	195,549
Other liabilities	(1,350)	(1,350)
Net cash provided by operating activities	6,158,249	9,154,751

Cash flows from investing activities:
Purchases of property and equipment	(304,073)	(1,787,074)
Proceeds from sales of property	25,306	83,808
Proceeds from cash surrender value of officers' life insurance	-	520,830
Change in other assets	6,452	3,876
Net cash used in investing activities	(272,315)	(1,178,560)

Cash flows from financing activities:
Borrowings on line of credit	35,020,000	600,000
Payments on line of credit	(34,000,000)	(1,000,000)
Increase (decrease) in negative book cash balances	2,058,264	(986,704)
Principal payments on long-term debt	(9,682,895)	(5,883,861)
Payments on debt amendment costs	(440,585)	-
Dividends paid	-	(599,279)
Net cash used in financing activities	(7,045,216)	(7,869,844)
Net increase (decrease) in cash and cash equivalents	(1,159,282)	106,347
Cash and cash equivalents, beginning of period	1,159,282	-
Cash and cash equivalents, end of period	$-	$106,347
See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
July 31, 2010

1. Basis of Presentation and Business Operations and Recent Accounting Pronouncements

The foregoing financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 2009, and related notes thereto contained in Champion Industries, Inc.’s ("Champion" or "The Company") Form 10-K dated January 27, 2010. The accompanying interim financial information is unaudited. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. The balance sheet information as of October 31, 2009 was derived from our audited financial statements.

The Company identified approximately $0.3 million or $0.03 per share on a basic and diluted basis of non-cash deferred tax related adjustment for each of the first three quarters of 2009. This adjustment was initially recorded in the fourth quarter of 2009 for the full year and therefore the interim periods for 2009 have been restated accordingly to reflect such adjustment. Accordingly, the Consolidated Financial Statements for the three and nine months ended July 31, 2009 have been restated to increase deferred income tax expense and to increase deferred income tax liability. This adjustment is related to the goodwill, trade name and masthead associated with the acquisition of The Herald-Dispatch. This deferred tax liability will remain on the balance sheet until such time as the associated intangible assets are impaired, sold, or otherwise disposed of. Certain prior-period amounts have been reclassified to conform to the current year financial statement presentation.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)
2. (Loss) / earnings per Share

Basic (loss) / earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted (loss) / earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. There was no dilutive effect of stock options for the three and nine months ended July 31, 2010 and July 31, 2009.

3. Inventories

Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods.

Inventories consisted of the following:
	July 31,	October 31,
	2010	2009
Printing and newspaper:
Raw materials	$2,981,318	$2,854,938
Work in process	1,078,681	1,405,320
Finished goods	3,337,962	3,765,244
Office products and office furniture	2,594,016	3,136,475
	$9,991,977	$11,161,977
4. Long-Term Debt

Long-term debt consisted of the following:
	July 31,	October 31,
	2010	2009
Installment notes payable to banks & shareholder	$4,197,963	$1,310,418
Term loan facility with a bank	44,282,978	56,632,442
	48,480,941	57,942,860
Less current portion	5,407,864	57,024,424
Long-term debt, net of current portion	$43,073,077	$918,436

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
  at Champion's option, interest at a LIBOR Rate, so long as no default exists.
  post-default increase in interest rate of 2%.
  amendment of various financial covenants.
  fixed charge coverage ratio is required to be 1.0:1.0 through January 31, 2011; 1.1:1.0 through January 31, 2012 and 1.20:1.00 thereafter.
  leverage ratio shall not be greater then 6.5:1.00 at April 30, 2010 with 0.5:1.00 step-downs quarterly through April 30, 2011 and 0.25:1.00 quarterly step-downs through April 30, 2012.
  minimum EBITDA pursuant to a quarterly build up commencing with the three months ended April 30, 2010 of $2,700,000, the six months ended July 31, 2010 of $5,400,000, the nine months ended October 31, 2010 of $8,900,000 and the twelve months ended January 31, 2011 of $11,800,000, thereafter varying quarterly step-ups culminating in twelve months trailing EBITDA of $14,300,000 at October 31, 2012.
  maximum capital expenditures are limited to $2,000,000 per fiscal year  for the years ended October 31, 2010 and 2011 and $2,500,000 thereafter.
  enhanced reporting by Champion to Administrative Agent, including monthly reports and conference calls, quarterly reports by Champion's independent auditors of restructuring charges and organizational expense reductions.
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

 Pursuant to the terms of the Second Agreement, the Company's borrowing base certificate as submitted to the Administrative Agent reflected minimum excess availability of $6.9 million as of July 31, 2010. The minimum excess availability is subject to a $1.0 million reserve and may be adjusted by the Administrative Agent.

 The Company financed equipment and vehicle purchases of $25,000 and $221,000 for the three and nine months ended July 31, 2010. The Company financed the purchase of a printing press of $500,000 and vehicles of $83,000 during the third quarter of 2009 which were non-cash investing and financing activities.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

5. Commitments and Contingencies

As of July 31, 2010, the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2010	2011	2012	2013	2014	Residual	Total

Non-cancelable operating leases	$401,763	$1,103,683	$939,836	$853,378	$279,133	$5,620	nmj $	3,583,413

Revolving line of credit	-	-	9,745,496	-	-	-		9,745,496

Term debt	1,368,079	5,371,842	5,226,589	33,444,416	3,070,015	-		48,480,941
	$1,769,842	$6,475,525	$15,911,921	$34,297,794	$3,349,148	$5,620		$61,809,850

The Company incurred costs in 2010 related to facility consolidations, employee termination costs and other restructuring related activities of $1.6 million and $1.7 million for the three and nine months ended July 31, 2010. These costs were incurred, in part, as a response to the Company's efforts to overcome the impact of the global economic crisis. The Company believes that additional costs will be incurred in future quarters to address the impact of the economic crisis. (See Note 10.)

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

The Company did not issue any employee stock options for the three and nine months ended July 31, 2010 and 2009.

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

The identifiable assets are reflective of non-GAAP assets reported on the Company's internal balance sheets and are typically adjusted for negative book cash balances, taxes, and other items excluded for segment reporting. The total assets reported on the Company's balance sheets as of July 31, 2010 and 2009 are $93,615,708 and $132,486,001. The identifiable assets reported below represent $82,445,784 and $130,003,715 at July 31, 2010 and 2009. Amounts for prior periods have been recast to conform to the current management view.

The table below presents information about reported segments for the three and nine months ended July 31:
2010 Quarter 3	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$21,645,833	$9,966,618	$3,585,861	$35,198,312
Elimination of intersegment revenue	(1,985,607)	(1,323,579)	-	(3,309,186)
Consolidated revenues	$19,660,226	$8,643,039	$3,585,861	$31,889,126

Operating income (loss)	(904,214)	504,691	712,608	313,085
Depreciation & amortization	741,510	33,851	284,653	1,060,014
Capital expenditures	124,492	10,121	15,052	149,665
Identifiable assets	40,336,859	6,715,239	35,393,686	82,445,784
Goodwill	2,226,837	1,230,485	11,874,961	15,332,283

2009 Quarter 3	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$23,908,190	$10,575,598	$3,899,621	$38,383,409
Elimination of intersegment revenue	(2,477,447)	(1,549,761)	-	(4,027,208)
Consolidated revenues	$21,430,743	$9,025,837	$3,899,621	$34,356,201

Operating income (loss)	(210,289)	661,592	456,540	907,843
Depreciation & amortization	851,308	30,880	426,741	1,308,929
Capital expenditures	809,359	9,142	6,953	825,454
Identifiable assets	45,233,660	6,965,923	77,804,132	130,003,715
Goodwill	2,226,837	1,230,485	35,437,456	38,894,778

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

2010 Year to Date	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$68,577,588	$29,813,537	$11,632,293	$110,023,418
Elimination of intersegment revenue	(7,451,495)	(4,556,205)	-	(12,007,700)
Consolidated revenues	$61,126,093	$25,257,332	$11,632,293	$98,015,718

Operating income (loss)	(1,212,079)	1,456,527	2,895,689	3,140,137
Depreciation & amortization	2,294,034	102,787	851,222	3,248,043
Capital expenditures	446,959	19,609	58,481	525,049
Identifiable assets	40,336,859	6,715,239	35,393,686	82,445,784
Goodwill	2,226,837	1,230,485	11,874,961	15,332,283

2009 Year to Date	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$75,592,237	$32,363,763	$12,273,927	$120,229,927
Elimination of intersegment revenue	(7,848,362)	(4,994,679)	-	(12,843,041)
Consolidated revenues	$67,743,875	$27,369,084	$12,273,927	$107,386,886

Operating income (loss)	(428,709)	1,459,560	1,504,031	2,534,882
Depreciation & amortization	2,525,565	126,837	1,279,231	3,931,633
Capital expenditures	2,245,675	77,013	47,141	2,369,829
Identifiable assets	45,233,660	6,965,923	77,804,132	130,003,715
Goodwill	2,226,837	1,230,485	35,437,456	38,894,778

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

A reconciliation of total segment revenues and of total segment operating income to consolidated income (loss) before income taxes, for the three and nine months ended July 31, 2010 and 2009, is as follows:

	Three months		Nine months
	2010	2009	2010	2009
Revenues:
Total segment revenues	$35,198,312	$38,383,409	$110,023,418	$120,229,927
Elimination of intersegment revenue	(3,309,186)	(4,027,208)	(12,007,700)	(12,843,041)
Consolidated revenue	$31,889,126	$34,356,201	$98,015,718	$107,386,886

Operating income:
Total segment operating income	$313,085	$907,843	$3,140,137	$2,534,882
Interest income	-	-	-	2,771
Interest expense	(1,232,003)	(1,449,210)	(4,164,454)	(3,718,527)
Other income	10,805	14,081	322,471	48,847
Consolidated (loss) before income taxes	$(908,113)	$(527,286)	$(701,846)	$(1,132,027)

Identifiable assets:
Total segment identifiable assets	$82,445,784	$130,003,715	$82,445,784	$130,003,715
Assets not allocated to a segment	11,169,924	2,482,286	11,169,924	2,482,286
Total consolidated assets	$93,615,708	$132,486,001	$93,615,708	$132,486,001

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

At September 28, 2007, the Company was party to an interest rate swap agreement which terminates on October 29, 2010. The swap agreement is with a major financial institution and aggregates $25 million in notional principal amount representing approximately $19.8 million and $21.1 million of outstanding notional principal at July 31, 2010 and October 31, 2009. This swap agreement effectively converted $25 million of variable interest rate debt to fixed rate debt. The swap agreement requires the Company to make fixed interest payments based on an average effective rate of 4.78% and receive variable interest payments from its counterparties based on one-month LIBOR (actual rate of 0.32% at July 31, 2010). The remaining term of this swap agreement is approximately 3 months. In the three and nine months ended July 31, 2009, the Company recorded a net change in the fair value of the fixed interest rate swap agreement in the amount of $98,000 and $(117,000) net of income tax as other comprehensive gain (loss). Due to the termination of LIBOR borrowing eligibility from the Administrative Agent, the Company recorded a loss in the fourth quarter of 2009 from ineffectiveness in its hedging arrangement. Therefore, in the three months ended January 31, 2010 the Company recorded as a component of other income $284,000 related to its hedging arrangement, or $170,000 net of income tax. Effective with the Second Amendment the Company's eligibility for LIBOR borrowings was reinstated. Therefore, for the six months ended July 31, 2010, the Company recorded a net change in the fair value of the fixed interest rate swap agreement in the amount of $273,000, net of income tax, as other comprehensive income.

The fair value of this derivative instrument is discussed further in Footnote 9, Fair Value of Financial Instruments.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

9. Fair Value of Financial Instrument

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

The following table summarizes the financial instruments measured at fair value in the accompanying consolidated balance sheet as of July 31, 2010 and 2009:

	Fair Value Measurements as of
	July 31, 2010
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap	$-	$223,000	$-	$223,000

	Fair Value Measurements as of
	July 31, 2009
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap	$-	$1,125,275	$-	$1,125,275

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

10. Restructuring and Other Charges

In the third quarter of 2010, the Company recorded charges related to a restructuring and profitability enhancement plan. This plan was implemented to effectuate certain key initiatives and was an integral component of the Second Amendment and Waiver to the Credit Agreement (Second Amendment). These actions were taken to comply with the provisions and targeted covenants of the Second Amendment and to address the impact of the global economic crisis on the Company.  The Company may incur additional costs in future periods to address the ongoing and fluid nature of the economic crisis.  The amount of future charges are currently not estimable by the Company.

The plan was implemented to address several key initiatives including streamlining production and administrative operations, headcount reductions and an overall response to the global economic crisis. The third quarter pre-tax charge resulting from these actions was $1.6 million ($1.0 million after tax or $0.10 per share on a basic and diluted basis). The charges were comprised of $1.2 million associated with excess facility and maintenance costs primarily related to operating leases, inventory related costs of $172,000 and costs associated with streamlining production and personnel related separation costs of $225,000. The Company incurred restructuring related costs in the second quarter of 2010 primarily related to streamlining of productions operations and personnel related separation costs aggregating $139,000.  The costs associated with the restructuring and profitability enhancement plan are primarily recorded in the restructuring charges line item as part of operating income.  Inventory is recorded as a component of cost of sales.

The following information summarizes the costs incurred with respect to restructuring, integration and asset impairment charges during the three and nine months ended July 31, 2010, respectively:

	July 31, 2010
	Three Months Ended	Nine Months Ended

Occupancy related costs	$1,173,175	$1,173,175
Costs incurred to streamline production, personnel and other	224,887	363,970
Inventory	171,529	171,529
Total	$1,569,591	$1,708,674

The activity pertaining to the Company's accruals related to restructuring and other charges since October 31, 2009, including additions and payments made are summarized below:

	Occupancy related costs	Costs incurred to streamline production, personnel and other	Total

Balance at October 31, 2009	$-	$-	$-
2010 expenses	1,173,175	363,970	1,537,145
Paid in 2010	(42,451)	(355,282)	(397,733)
Balance at July 31, 2010	$1,130,724	$8,688	$1,139,412

Champion Industries, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Consolidated Statements of Operations as a percentage of total revenues.

The Company identified approximately $0.3 million or $0.03 per share on a basic and diluted basis of non-cash deferred tax related adjustments for each of the first three quarters of 2009. This adjustment was initially recorded in the fourth quarter of 2009 for the full year and therefore the interim periods for 2009 have been restated accordingly to reflect such adjustment. Accordingly, the Consolidated Financial Statements for the three and nine months ended July 31, 2009 have been restated to increase deferred income tax expense and to increase deferred income tax liability. This adjustment is related to the goodwill, trade name and masthead associated with the acquisition of The Herald-Dispatch. This deferred tax liability will remain on the balance sheet until such time as the associated intangible assets are impaired, sold or otherwise disposed of. Certain prior-year amounts have been classified to conform to the current year financial statement presentation.

	Percentage of Total Revenues
	Three Months Ended July 31,		Nine Months Ended July 31,
		(Restated)		(Restated)
	2010	2009	2010	2009
Revenues:
Printing	61.7%	62.4%	62.4%	63.1%
Office products and office furniture	27.1	26.3	25.8	25.5
Newspaper	11.2	11.3	11.8	11.4
Total revenues	100.00	100.00	100.00	100.00
Cost of sales and newspaper operating costs:
Printing	45.6	47.6	45.7	47.9
Office products and office furniture	19.6	18.2	18.4	18.1
Newspaper cost of sales and operating costs	6.5	6.1	6.3	6.2
Total cost of sales and newspaper operating costs	71.7	71.9	70.4	72.2
Gross profit	28.3	28.1	29.6	27.8
Selling, general and administrative expenses	22.9	24.9	24.9	25.3
Restructuring charges	4.4	0.6	1.5	0.2
Income from operations	1.0	2.6	3.2	2.3
Interest income	0.0	0.0	0.0	0.0
Interest expense	(3.9)	(4.1)	(4.2)	(3.5)
Other income	0.0	0.0	0.3	0.0
(Loss) before taxes	(2.9)	(1.5)	(0.7)	(1.2)
Income tax benefit	1.1	0.6	0.3	0.5
Net loss	(1.8)%	(0.9)%	(0.4)%	(0.7)%

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended July 31, 2010 Compared to Three Months Ended July 31, 2009 (Restated)

Revenues

Total revenues decreased 7.2% in the third quarter of 2010 compared to the same period in 2009 from $34.4 million to $31.9 million. Printing revenue decreased 8.3% in the third quarter of 2010 to $19.7 million from $21.4 million in the third quarter of 2009. Office products and office furniture revenue decreased 4.2% in the third quarter of 2010 to $8.6 million from $9.0 million in the third quarter of 2009. The decrease in printing sales was primarily associated with the continued impact of the global economic crisis.  Office products and office furniture sales were lower in the third quarter of 2010 when compared to the third quarter of 2009. This was due to lower sales in both office products and office furniture, reflective of the effects of the economic recession. The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $3.6 million consisting of advertising revenue of approximately $2.7 million and $0.9 million in circulation revenues for the three months ended July 31, 2010.  The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $3.9 million consisting of advertising revenue of approximately $2.9 million and $1.0 million in circulation revenues for the three months ended July 31, 2009. The on-line revenues for the three months ended July 31, 2010 and 2009 approximated $270,000 and $271,000 and are recorded as a component of advertising revenue. The reduction in newspaper revenues is primarily associated with a decrease in advertising revenues associated with decreased advertising demand due, in part, to the global economic crisis.

Cost of Sales

Total cost of sales decreased 7.4% in the third quarter of 2010 to $22.9 million from $24.7 million in the third quarter of 2009. Printing cost of sales in the third quarter of 2010 decreased $1.8 million over the prior year and decreased as a percentage of printing sales from 76.3% in 2009 to 74.0% in 2010. The printing gross margin dollar increase resulted from lower cost of goods sold as a percentage of sales resulting from improved absorption of labor and lower material costs as a percent of sales. Office products and office furniture cost of sales were flat on decreased sales and higher cost of goods sold as a percentage of office products and office furniture sales of 69.3% in 2009 compared to 72.4% in 2010, thus representing contraction in gross margin percent in the office products and office furniture segment. The sales decline coupled with gross margin compaction led to lower overall office products and office furniture gross margin contribution. Newspaper cost of sales and operating costs as a percent of newspaper sales were 57.4% and 53.4% for the three months ended July 31, 2010 and 2009.

Operating Expenses

In the third quarter of 2010, selling, general and administrative expenses (S,G&A) decreased on a gross dollar basis to $7.3 million from $8.6 million in 2009, a decrease of $1.2 million or 14.6%. As a percentage of total sales, the expenses decreased on a quarter to quarter basis in 2010 to 22.9% from 24.9% in 2009. The decrease in selling, general and administrative expenses is primarily the result of cost reduction initiatives implemented by the Company in response to the global economic crisis.

In the third quarter of 2010, the Company recorded charges related to a restructuring and profitability enhancement plan. This plan was implemented to effectuate certain key initiatives and was a key provision to the Second Amendment. These actions were taken to comply with the provisions and targeted covenants of the Second Amendment and to address the impact of the global economic crisis on the Company. The Company may incur additional costs in future periods to address the ongoing and fluid nature of the economic crisis.  The amount of future charges are currently not estimable by the Company.

The implementation of the restructuring and profitability enhancement plan should not have a material impact on the Company’s future liquidity position.  The costs associated with the restructuring and profitability enhancement plan are primarily recorded in the restructuring charges line item as part of operating income.  Inventory is recorded as a component of cost of sales.

The costs associated with the implementation of the Company's restructuring and profitability enhancement plan resulted in a pre-tax charge of $1.6 million ($1.0 million after tax or $0.10 per share on a basic and diluted basis).

In the third quarter of 2009, the Company recorded pre-tax charges associated with a reduction in force of approximately $194,000 ($120,000 after tax or $0.01 per share on a basic and diluted basis).

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Income from Operations and Other Income and Expenses

Income from operations decreased in the third quarter of 2010 to $0.3 million from $0.9 million in the third quarter of 2009.  This decrease is the result of charges associated with the Company's restructuring and profitability enhancement plan.  Other expenses (net), decreased approximately $214,000 from 2009 to 2010 primarily due to a decrease in interest expense, resulting from lower average borrowings and lower rates associated with the financing to purchase The Herald-Dispatch. The lower rates resulted from provisions of the Second Amendment entered into in the second quarter of 2010.

Income Taxes

The Company’s effective income tax benefit rate was (37.2)% for the third quarter of 2010 and a benefit of (41.8)% for the third quarter of 2009.    The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Loss

Net loss for the third quarter of 2010 was ($571,000) compared to a loss of ($307,000) in the third quarter of 2009. Basic and diluted loss per share for the three months ended July 31, 2010 and 2009 were $(0.06) and $(0.03).

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Nine Months Ended July 31, 2010 Compared to Nine Months Ended July 31, 2009 (Restated)

Revenues

Total revenues decreased 8.7% in the first nine months of 2010 compared to the same period in 2009 to $98.0 million from $107.4 million. Printing revenue decreased 9.8% in the nine month period ended July 31, 2010 to $61.1 million from $67.7 million in the same period in 2009. Office products and office furniture revenue decreased 7.7% in the nine month period ended July 31, 2010 to $25.3 million from $27.4 million in the same period in 2009. The decrease in printing sales was primarily associated with the continued impact of the global economic crisis. The decrease in the office products and office furniture segment was primarily due to lower office product and furniture sales resulting from the global economic crisis. The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $11.6 million consisting of advertising revenues of approximately $8.8 million and circulation revenues of approximately $2.9 million for the nine months ended July 31, 2010.  The Company recorded newspaper revenues associated with The Herald Dispatch of approximately $12.3 million consisting of advertising revenue of $9.3 million and $3.0 million in circulation revenues for the nine months ended July 31, 2009. The on-line revenues for the nine months ended July 31, 2010 and 2009 approximated $0.8 million for both periods and are recorded as a component of advertising revenue. The reduction in newspaper revenue is primarily associated with a decrease in advertising revenues associated with decreased advertising demand due, in part, to the global economic crisis.

Cost of Sales

Total cost of sales decreased 11.0% in the nine months ended July 31, 2010 to $69.0 million from $77.5 million in the nine months ended July 31, 2009. Printing cost of sales decreased 13.1% in the nine months ended July 31, 2010 to $44.8 million from $51.5 million in the nine months ended July 31, 2009. The decrease in printing cost of sales was primarily due to the decrease in printing sales partially coupled with an improvement in gross margin percent, resulting from improved material and labor absorption.  Office products and office furniture cost of sales decreased 7.1% in the nine months ended July 31, 2010 to $18.0 million from $19.4 million in the nine months ended July 31, 2009 and increased as a percent of sales from 70.8% in 2009 to 71.3% in 2010. The decrease in office products and office furniture cost of sales is attributable to a decrease in office products and office furniture sales partially offset by an increase in office products and office furniture cost of sales as a percent of office products and office furniture sales. Newspaper cost of sales and operating costs as a percentage of newspaper sales were 53.4% and 54.2% for the nine months ended July 31, 2010 and 2009.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)
Operating Expenses

During the nine months ended July 31, 2010 compared to the same period in 2009, selling, general and administrative expenses (S,G&A) decreased as a percentage of sales to 24.9% from 25.3% in 2009. Total S,G&A decreased $2.8 million. The decrease in total S,G&A is  primarily reflective of reduction initiatives implemented by the Company in response to the global economic crisis. The decrease in S,G&A was partially offset by various costs associated with the Company's successful defense of a legal action approximating $330,000.

In the nine months ended July 31, 2010, the Company recorded charges related to a restructuring and profitability enhancement plan. This plan was implemented to effectuate certain key initiatives and was a key provision to the second amendment to the Credit Agreement. These actions were taken to comply with the provisions and targeted covenants of the Second Amendment to the Credit Agreement and to address the impact of the global economic crisis on the Company.  The Company may incur additional costs in future periods to address the ongoing and fluid nature of the economic crisis.  The amount of future charges are currently not estimable by the Company.

The implementation of the restructuring and profitability enhancement plan should not have a material impact on the Company’s future liquidity position.  The costs associated with the restructuring and profitability enhancement plan are primarily recorded in the restructuring charges line item as part of operating income.  Inventory is recorded as a component of cost of sales.

The costs associated with the implementation of the Company's restructuring and profitability enhancement plan resulted in a pre-tax charge of $1.7 million ($1.1 million after tax or $0.11 per share on a basic and diluted basis).

In the third quarter of 2009, the Company recorded pre-tax charges associated with a reduction in force of approximately $194,000 ($120,000 after tax or $0.01 per share on a basic and diluted basis).

Income from Operations and Other Income and Expenses

Income from operations increased 23.9% in the nine month period ended July 31, 2010 to $3.1 million from $2.5 million in the same period of 2009. This increase is primarily the result of cost reduction initiatives implemented by the Company partially offset by restructuring related charges of $1.7 million.  Other expense (net) increased $175,000 to $3.8 million in 2010 from $3.7 million in 2009. This is primarily due to increases in interest expense, resulting from higher interest rates associated with the Administrative Agent of the Company's credit facility instituting the default rate and eliminating the LIBOR borrowing expense option for most of the first six months of 2010 and various deferred financing interest related expenses associated with this debt. Concurrent with the Second Amendment the Company was permitted to reinstate the LIBOR borrowing option and the new applicable margin was set below the default rate in effect prior to the Second Amendment.

Income Taxes

The Company’s effective income tax benefit was 35.9% for the nine months ended July 31, 2010, and a benefit of 42.9% in the same period of 2009.   The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Loss

Net loss for the first nine months of 2010 decreased 30.3% to ($450,000) from ($646,000) in the same period of 2009 due to the reasons discussed above. Basic and diluted loss per share for the nine months ended July 31, 2010 were ($0.05) and ($0.06) for the nine months ended July 31, 2009.

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

The United States economy has been in a recession since December 2007, according to the National Bureau of Economic Research, and it is widely believed that certain elements of the economy such as housing, were in decline before that time. The duration and depth of an economic recession in markets which the Company operates may further reduce its future advertising and circulation revenue, printing revenue, office products revenue and office furniture revenue, operating results and cash flows.

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

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended July 31, 2010, was $6.2 million compared to net cash provided by operations of $9.2 million during the same period in 2009. This reduction in net cash from operations is due primarily to changes in accounts receivable offset by restructuring charges and other balance sheet changes.

Net cash used in investing activities for the nine months ended July 31, 2010 was $272,000 compared to $1.2 million during the same period in 2009. The net cash used in investing activities during the first nine months of 2010 primarily relates to the purchase of equipment and vehicles. The net cash used in investing activities during the first nine months of 2009 primarily related to the purchase of equipment and vehicles.

Net cash used in financing activities for the nine months ended July 31, 2010 was $7.0 million compared to $7.9 million during the same period in 2009.  This decrease is primarily due to an increase in negative book cash balances, line of credit borrowings and a reduction in dividends, partially offset by higher principal payments on long-term debt.

Working capital on July 31, 2010 was $12.1 million and at October 31, 2009 was $(42.6) million. The working capital deficit at October 31, 2009 was associated with the classification as a current liability of $60.5 million of debt which was long-term. This debt was reclassified due to the Company's inability to remain in compliance with certain of its financial covenants. The Company entered into the Second Amendment in the second quarter of 2010, therefore the debt is reflected in the Company's financial statements based on contractual maturity.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first nine months of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CHAMPION INDUSTRIES, INC.

Date: September 10, 2010	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: September 10, 2010	/s/ Toney K. Adkins
Toney K. Adkins
President and Chief Operating Officer

Date: September 10, 2010	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer