Form 10-K
CHAMPION INDUSTRIES INC
filed 2011-01-28
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2010

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
Yes ☐No ☒

As of April 30, 2010 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $8,360,131 based on the closing price as reported on the National Association of Securities Dealers Automated Quotation System Global Market.

The outstanding common stock of the Registrant at the close of business on January 3, 2011 consisted of 9,987,913 shares of Common Stock, $1.00 par value.

Total number of pages including cover page:  91

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s definitive proxy statement expected to be dated February 11, 2011 with respect to its Annual Meeting of Shareholders to be held on March 21, 2011 are incorporated by reference into Part III, Items 10-14. Exhibit Index located in Part IV Item 15.

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

PART I

ITEM 1 - BUSINESS

HISTORY

Champion Industries, Inc. (“Champion” or the “Company”) is a major commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets east of the Mississippi River. The Company also publishes The Herald-Dispatch daily newspaper in Huntington, West Virginia with a total daily and Sunday circulation of approximately 23,000 and 29,000 respectively. The Company's sales offices and/or production facilities are located in Huntington, Charleston, Parkersburg, Clarksburg, Wheeling and Morgantown, West Virginia; Lexington Kentucky; Baton Rouge and New Orleans, Louisiana; Cincinnati, Ohio; Kingsport, Tennessee; Evansville, Indiana; Bridgeville and Altoona, Pennsylvania; and Asheville, North Carolina. The Company's sales force of approximately 120 salespeople sells printing services, business forms management services, office products, office furniture and newspaper advertising.

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

BUSINESS

Champion is engaged in the commercial printing and office products and furniture supply business in regional markets east of the Mississippi River. The Company also publishes The Herald-Dispatch daily newspaper in Huntington, West Virginia with a total daily and Sunday circulation of approximately 23,000 and 29,000. The Company's sales force markets a full range of printing services, business forms, office products and office furniture. Management views these sales activities as complementary since frequent customer sales calls required for one of its products or services provide opportunities to cross-sell other products and services. The Company believes it benefits from significant customer loyalty and customer referrals because it provides personal service, quality products, convenience and selection with one-stop shopping.

The Company's printing services range from the simplest to the most complex jobs, including business cards, books, tags, labels, brochures, posters, 4- to 6-color process printing and multi-part, continuous and snap-out business forms. The Company's state-of-the-art equipment enables it to provide computerized composition, art design, paste-up, stripping, film assembly and color scanner separations. Included within our print segment are fulfillment services to our customers which encompass warehousing, distribution, and reporting services. The Company also offers complete bindery and letterpress services. The printing operations contributed $81.0 million, $89.0 million, and $105.3 million or 62.3%, 63.0% and 63.5% of the Company's total revenues for the fiscal years ended October 31, 2010, 2009 and 2008.

The Company provides a full range of office products and office furniture primarily in the budget and middle price ranges, and also offers office design services. The Company publishes a catalog of high volume, frequently ordered items purchased directly from manufacturers. These catalog sales account for the bulk of sales volume and afford sales personnel flexibility in product selection and pricing. Medium to large volume customers are offered levels of pricing discounts. In addition, the Company offers a broad line of general office products through major wholesalers' national catalogs. The Company has implemented Internet e-commerce sites, which allow customers to order office products, furniture and forms online. The e-commerce sites include the office products and office furniture catalog, which is customized specifically for each customer requesting Internet e-commerce access. These sites include www.stationers-wv.com and www.cbiwv.com. In addition, the Company offers customized on-line forms management solutions through various sites including http://printwithchampion.com and www.cgc1.com. The Company believes that its e-commerce sites will allow customers to access data concerning their company’s purchase habits so as to better control expenditures for office products and business forms and eliminate large in-house inventories. The Company is a member of a major office products purchasing organization. Members benefit from volume discounts, which permit them to offer competitive prices and improve margins. The Company's office furniture business focuses on the budget to middle price range lines, although upscale lines are offered as well. Office products, office furniture and office design operations contributed $33.4 million, $35.9 million, and $41.5 million, or 25.7%, 25.4% and 25.1% of the Company's total revenues for the fiscal years ended October 31, 2010, 2009 and 2008.

The Company operates a daily newspaper in Huntington, West Virginia. The Company entered the newspaper business by purchasing the assets of The Herald-Dispatch from Gatehouse Media, Inc. The Herald-Dispatch was previously owned by Gannett, Inc. since 1971 and was sold to Gatehouse Media, Inc. in May of 2007.

The Herald-Dispatch serves a regional market area in southwestern West Virginia covering Cabell County and portions of neighboring Wayne County and eastern Lawrence County, Ohio. The Herald-Dispatch is the primary print advertising medium for the region, which centers on Huntington and draws business from across the border into Ohio and Kentucky. The Herald-Dispatch has circulation of 23,000 Monday through Saturday mornings and 29,000 on Sunday, according to the latest Audit Bureau of Circulations (ABC) Newspaper Publisher's Statement for the 6 months ended September 30, 2010. The Herald-Dispatch faces a very limited amount of print competition from other daily newspapers in its home county.  It is estimated, based on research performed by Scarborough Management, that the designated market area readership (DMA) is approximately 97,000 on Sunday and 79,000 for weekdays. The website has attracted approximately 383,000 unique visitors per month and approximately 4.1 million page views per month based on the latest Newspaper Publisher's Statement. The historical on-line revenues for The Herald-Dispatch are flat at approximately $1.1 million for fiscal year 2009 and 2010, down from approximately $1.6 million in fiscal 2008.  The Herald-Dispatch contributed $15.5 million, $16.4 million, and $18.9 million, or 12.0%, 11.6% and 11.4% of the Company's total revenues for the fiscal years ended October 31, 2010, 2009 and 2008.

 The Herald-Dispatch also publishes the Putnam Herald serving Putnam County, West Virginia, one of the fastest-growing counties in the state, and the Lawrence Herald in Lawrence County, Ohio. The Putnam Herald and Lawrence Herald are distributed free via mail on Saturday and Thursday, respectively.

The Huntington area has been heavily affected by the de-industrialization experienced in the Upper Midwest since the 1970s. Huntington has sought to recast itself as a university town home to approximately 14,000 students. Downtown Huntington was revitalized in recent years with a $60 million retail/mixed use project; and new industries such as call centers are opening and expanding their locations. The area is also a regional shopping hub and growing medical and research center.

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

        Huntington's medical community provides health care for the region, which also includes portions of Ohio and Kentucky. St. Mary's Hospital is the second-largest health care facility in West Virginia with 393 beds, and has recently completed a $28 million regional heart center and expanded emergency medicine department. Cabell-Huntington Hospital, with 322 beds, recently opened its $84 million North Patient Tower, and shares its campus with the Marshall University Medical Center and the $44 million Edwards Comprehensive Cancer Center, which opened in 2006. Cabell-Huntington Hospital is in the process of raising funds to build a $12 million Children's Hospital which will be the first of its kind in the area. The two hospitals are jointly designated as a Level II trauma center. The third area hospital, the Huntington VA Medical Center, is an 80-bed medical and surgical facility. In 1998 the hospital completed a $10 million research facility. These hospitals are three of the top employers in the region.

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

Newspaper

      The Herald-Dispatch, located in Huntington, WV, publishes a daily newspaper with a daily and Sunday circulation of approximately 23,000 and 29,000 respectively.

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

MANUFACTURING AND DISTRIBUTION

The Company's pre-press facilities have desktop publishing, typesetting, laser image setting and scanning/retouching equipment, as well as complete layout, design, stripping and plate processing operations. Sheet printing equipment (for printing onto pre-cut, individual sheets) includes single color duplicators, single to eight color presses and envelope presses. Rotary equipment (for printing onto continuous rolls of paper) includes multi-color business form web presses, carbon and multi-part collators, and a high-speed 5-color half-web press.

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

During the fiscal years ended October 31, 2010, 2009 and 2008, no single customer accounted for more than 3% of the Company’s total revenues. Due to the project-oriented nature of customers' printing and furniture requirements, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects.

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

Our operating results depend on the relative strength of the economy on both a regional and national basis. Recessionary conditions applicable to the economy as a whole, and specifically to our core business segments, have had a significant adverse impact on the Company's business. A continuing or a deepening of the recessionary conditions we are experiencing could significantly affect our revenue categories.

EMPLOYEES

On October 31, 2010, the Company had approximately 700 employees.

The Company's subsidiary, Interform Corporation, is party to a collective bargaining agreement with the United Steelworkers of America, AFL-CIO-CLC on behalf of its Local Union 8263 covering all production and maintenance employees (totaling approximately 10 employees at October 31, 2010) at its Bridgeville, Pennsylvania facility. This contract expired May 31, 2010. As a result of the acquisition of The Herald-Dispatch, the Company also is party to a collective bargaining agreement with Graphic Communication Conference/ International Brotherhood of Teamsters Local 619-M of District Council 3 covering newspaper press production employees (totaling approximately 10 employees at October 31, 2010) at The Herald-Dispatch Huntington, West Virginia location. The contract expires December 31, 2013. The Company believes relations with the unions and covered employees are good.

EXECUTIVE OFFICERS OF CHAMPION
		Position and offices with Champion;

Name	Age	Principal occupation or employment last five years
Marshall T. Reynolds	74
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

Toney K. Adkins	61
President and Chief Operating Officer of the Company since January 2005; Vice President-Administration of the Company from November 1995 to January 2005; President, KYOWVA Corrugated Container Company, Inc. from 1991 to 1996.

J. Mac Aldridge	69
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

R. Douglas McElwain	63
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

Todd R. Fry	45
Senior Vice President and Chief Financial Officer of the Company since January 2005; Vice President and Chief Financial Officer of the Company from November 1999 to January 2005; Treasurer and Chief Financial Officer of Broughton Foods Company from September 1997 to June 1999; Coopers & Lybrand L.L.P. from 1991 to September 1997.

James A. Rhodes	54
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

Dependence on Marshall T. Reynolds; Control of the Company.

    The Company's operations and prospects are dependent in large part on the continued efforts of Marshall T. Reynolds.  The loss of Mr. Reynolds could have an adverse effect on the Company. In addition, by virtue of Mr. Reynolds' ownership of Company common stock, Mr. Reynolds will continue to significantly influence our operations. As of October 31, 2010, Marshall T. Reynolds and his affiliated entities, including The Harrah and Reynolds Corporation ("Harrah and Reynolds"), held 4,756,127 shares (47.6%) of the common stock of the Company. Sales by Mr. Reynolds of common stock could adversely affect the prevailing market price of the common stock. The Company is unable to estimate the amount of common stock, if any, that may be sold in the future.

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

    Our success depends, in part, on our general ability to attract, develop, motivate and retain highly skilled employees. The loss of a significant number of our employees or the inability to attract, hire, develop, train and retain additional skilled personnel could have a material adverse effect on us. We currently operate in several locations with geographic diversity. Individual locations may encounter strong competition from other employers for skilled labor. In addition, many members of our management have significant industry experience and a long track record with us that is important to our continued success. If one or more members of our senior management team leave and we cannot replace them with a suitable candidate quickly, we could experience difficulty in managing our business properly, which could harm our business and results of operations.

We may be negatively impacted by strikes or other work stoppages by our employees.

    We employ approximately 20 persons who are covered by collective bargaining agreements. If our unionized employees were to engage in a concerted strike or other work stoppage, or if our other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both.

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

We may be adversely affected by regulatory and tax requirements.

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

        We have a significant amount of indebtedness. At October 31, 2010, we had total indebtedness of $57.8 million under our credit facilities. Our interest expense for the year ended October 31, 2010 was approximately $5.4 million. At October 31, 2010, the borrowings under our credit facility were subject to a floating interest rate of LIBOR plus the applicable margin or the prime rate plus the applicable margin.  Failure to maintain compliance with financial covenants as required by our credit facility could result in default and acceleration of amounts due under those facilities.

Volatility in U.S. credit markets could affect the Company's ability to obtain financing to fund acquisitions, investments, or other significant operating or capital expenditures.

                At the end of 2010, the company had approximately $57.8 million of indebtedness. A further tightening of credit availability could restrict the Company's ability to finance significant transactions and also limit its ability to refinance its existing capital structure or to fund its current operation pursuant to the terms of the Company's Applicable Credit  Agreements. The Company's revolving line of credit expires in September 2012 and its term loan facility expires on September 2013. Both of these credit facilities are with the same bank syndicate.

We may not be able to pay or maintain dividends and the failure to do so may negatively affect our share price.

        We had historically paid regular quarterly dividends through the first quarter of 2009 to the holders of our common stock. Our ability to pay dividends, if any, will depend on, among other things, our cash flows, our cash requirements, our financial condition, the degree to which we are or become leveraged, contractual restrictions binding on us, provisions of applicable law and other factors that our board of directors may deem relevant. There can be no assurance that we will generate sufficient cash from continuing operations in the future, or have sufficient surplus or net profits to pay dividends on our common stock. Our dividend policy is based upon our directors’ current assessment of our business and the environment in which we operate and that assessment could change based on competitive or technological developments (which could, for example, increase our need for capital expenditures) or new growth opportunities. Our board of directors may, in its discretion, amend or repeal our dividend policy to decrease the level of dividends or entirely discontinue the payment of dividends. The reduction or elimination of dividends may negatively affect the market price of our common stock.

    The Board of Directors suspended the Company's dividend during fiscal 2009. Any future dividends will be subject to the above mentioned factors and compliance provisions regarding dividend payments described further in the Second Amendment to Credit Agreement and Waiver dated March 31, 2010, between the Company and its lenders (See Note 3 to Consolidated Financial Statements).

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

ITEM 2 - PROPERTIES

                The Company conducts its operations primarily from twenty (20) different physical locations, thirteen (13) of which are leased and seven (7) of which are owned in fee simple by Company subsidiaries. The Company also owns two facilities of which the operations have been consolidated into other Champion facilities. The Company also leases other facilities primarily as sales and customer service locations, these operations and locations are not included as core operating facilities. The Company does not anticipate any issues regarding the renewal of certain leases when the terms expire. The properties leased and certain of the lease terms are set forth below and may be subject to periodic adjustments based on the consumer price index:

Property	Division Occupying Property	Square Feet	Annual Rental	Expiration Of Term
2450 1st Avenue Huntington, West Virginia (1)	Chapman Printing- Huntington	85,000	$116,400	2013
1945 5th Avenue Huntington, West Virginia (1)	Stationers	37,025	30,000	2013

Property	Division Occupying Property	Square Feet	Annual Rental	Expiration Of Term
615-619 4th Avenue Huntington, West Virginia (1)	Stationers	59,641	21,600	2013
405 Ann Street Parkersburg, West Virginia (1)	Chapman Printing - Parkersburg	36,614	57,600	2013
890 Russell Cave Road Lexington, Kentucky (1)	Chapman Printing - Lexington	20,135	57,600	2013
2800 Lynch Road Evansville, Indiana (1)	Smith & Butterfield	42,375	155,558	2014
1901 Mayview Road Bridgeville, Pennsylvania (1)	Interform Corporation	120,000	293,503	2013
1515 Central Parkway Cincinnati, Ohio (1)	The Merten Company	40,000	107,163	2011
1214 Main Street Wheeling, West Virginia (2)	CBI - Wheeling	22,000	37,200	Monthly
3000 Washington Street Charleston, West Virginia (1)	Chapman Printing-Charleston	37,710	150,000	2014
951 Point Marion Road Morgantown, West Virginia (1)	Chapman Printing-Charleston	5,850	46,020	2015
120 Hills Plaza Charleston, West Virginia (3)	Champion Output Solutions	22,523	115,992	2011
Route 2 Industrial Lane Huntington, West Virginia (1)	The Herald-Dispatch	35,000	84,000	2013

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

ITEM 4 - RESERVED

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

	Fiscal Year 2010		Fiscal Year 2009
	High	Low	High	Low
First quarter	$1.97	$1.48	$ 3.40	$ 2.20
Second quarter	1.86	1.10	3.00	1.40
Third quarter	2.10	1.52	1.98	1.42
Fourth quarter	1.66	1.10	2.09	1.65

     At the close of business on January 10, 2011, there were 395 shareholders of record of Champion common stock. The shareholders of record are determined by the Company’s transfer agent.

                      The following table sets forth the quarterly dividends per share declared on Champion common stock.

	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009
First quarter	$-	$-	$0.06
Second quarter	-	-	-
Third quarter	-	-	-
Fourth quarter	-	-	-

ITEM 6 - SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

 The following selected consolidated financial data for each of the five years in the period ended October 31, 2010, have been derived from the Audited Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with the Audited Consolidated Financial Statements, related notes, and the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.

	Year Ended October 31,
	2010(4)	2009(3)	2008	2007 (2)	2006 (1)
			(Restated)
	(In thousands, except share and per share data)
OPERATING STATEMENT DATA:
Revenues:
Printing	$80,971	$88,990	$105,275	$104,500	$108,475
Office products and office furniture	33,438	35,874	41,540	41,449	38,774
Newspaper	15,525	16,394	18,939	2,540	-
Total revenues	129,934	141,258	165,754	148,489	147,249

Cost of sales & newspaper operating costs:
Printing	59,351	66,856	75,590	75,617	77,077
Office products and office furniture	23,633	24,859	28,457	28,834	26,778
Newspaper cost of sales & operating costs	8,327	8,715	9,492	1,188	-
Total cost of sales & newspaper operating costs	91,311	100,430	113,539	105,639	103,855

Gross profit	38,623	40,828	52,215	42,850	43,394

Selling, general and administrative expense	31,609	37,126	39,529	32,336	34,018
Restructurings / asset impairments costs	1,641	41,334	-	-	-
Hurricane and relocation costs, net of recoveries	-	(39)	(33)	-	(377)

Income (loss) from operations	5,373	(37,593)	12,719	10,514	9,753
Other income (expense):
Interest income	-	3	66	45	28
Interest expense	(5,414)	(5,185)	(5,734)	(1,455)	(610)
Other income (expense)	1,013	(476)	70	179	32

Income (loss) before income taxes	972	(43,251)	7,121	9,283	9,203
Income tax (expense) benefit	(484)	15,730	(2,463)	(3,203)	(3,729)
Net income (loss)	$488	$(27,521)	$4,658	$6,080	$5,474

Earnings (loss) per share:
Basic	$0.05	$(2.76)	$0.47	$0.61	$0.56
Diluted	0.05	(2.76)	0.46	0.60	0.55
Dividends per share	$0.00	$0.06	$0.24	$0.24	$0.20

Weighted average common shares outstanding:
Basic	9,988,000	9,988,000	9,986,000	9,957,000	9,818,000
Diluted	9,988,000	9,988,000	10,024,000	10,103,000	9,972,000

(1)	During the fourth quarter of 2005, the Company incurred various charges resulting from Hurricane Katrina. In 2006 as a result of the hurricane, the Company recorded recoveries of approximately $377,000, or $224,000 net of tax or $0.02 per share on a basic and diluted basis.

(2)	The revenues associated with the acquisition of The Herald-Dispatch are primarily composed of advertising, circulation and commercial printing revenues. The advertising and circulation revenues are included as a component of the newspaper segment and the commercial printing revenues are recorded as a component of the printing segment. Approximately six weeks of the operations of The Herald-Dispatch are included in the Company's Statement of Operations commencing concurrent with the acquisition in 2007.

(3)
Includes impairment for goodwill and other intangibles in the fourth quarter of 2009 of $(41.1) million or $(25.5) million net of tax or $(2.55) per share on a basic and diluted basis. The Company also recorded a loss on an interest rate swap agreement resulting from a reclassification from other comprehensive income to other expense, pursuant to the elimination of a LIBOR borrowing option from the Administrative Agent of the Company's Credit Agreement resulting in the ineffectiveness of a cash flow hedge in the amount of $(578,000), net of tax or $(0.06) per share on a basic and diluted basis. The Company also incurred a charge of $(206,000) or $(128,000) net of tax or $(0.01) per share on a basic and diluted basis related to impairment charges associated with property, plant and equipment.

(4)	Includes charges in 2010 related to a restructuring and profitability enhancement plan of $(1.8) million $(1.1) million net of tax or $(0.11) per share on a basic and diluted basis. The Company also recorded other income in 2010 associated with an interest rate swap agreement, which expired in the fourth quarter of 2010, resulting primarily from a reclassification from other comprehensive income to other income of $0.7 million or $0.4 million net of tax. In the first quarter of 2010, the Company reported $0.3 million or $0.2 million net of tax as other income due to the Administrative Agent of the Company's Credit Agreement eliminating the LIBOR borrowing option resulting in ineffectiveness of a cash flow hedge.

	At October 31,
	2010	2009	2008 (Restated)	2007	2006
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents/negative book cash balances	$(1,014)	$1,159	$(987)	$5,793	$5,487
Working capital (1)	13,150	(42,579)	20,367	25,308	25,955
Total assets	92,234	101,022	141,279	149,212	65,989
Long-term debt (net of current portion) (2)	52,299	918	66,332	79,378	4,220
Shareholders' equity	23,422	22,934	50,496	48,727	44,777

(1)  Includes $60.5 million of long-term debt reclassified to current debt due to the Company's inability to remain in compliance with various financial covenants in 2009.

(2)  Includes non-current borrowings under the Company’s credit facilities, in 2009 $60.5 million of long-term debt was reclassified to current debt, see (1) above.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets of the United States of America, east of the Mississippi River. The Company also publishes The Herald-Dispatch daily newspaper in Huntington, West Virginia with a total daily and Sunday circulation of approximately 23,000 and 29,000 respectively. The Company has grown through strategic acquisitions and internal growth. Through such growth, the Company has realized regional economies of scale, operational efficiencies, and exposure of its core products to new markets. The Company has acquired fifteen printing companies, eight office products and office furniture companies, one company with a combined emphasis on both printing and office products and office furniture, a paper distribution division (which was subsequently sold in 2001) and a daily newspaper since its initial public offering on January 28, 1993.

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

Restatement of Prior Year:    In the fourth quarter of fiscal year 2009, the Company identified approximately $1.4 million, or $0.14 per share on a basic and diluted basis, of non-cash deferred tax related adjustments for 2008. Accordingly, the Consolidated Financial statements for October 31, 2008 presented in this Form 10-K have been restated to increase deferred income tax expense and to increase deferred income tax liability. This adjustment is related to the goodwill, tradename and masthead associated with the acquisition of The Herald-Dispatch. This deferred tax liability will remain on the balance sheet until such time as the associated intangible assets are impaired, sold or otherwise disposed of. As a result of the impairment charge recorded in 2009 this deferred tax liability is now reflected as a deferred tax asset due to the non-cash benefit associated with the impairment of goodwill, tradename and masthead.

Asset Impairment: The Company is required to test for asset impairment relating to property and equipment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. The Company performs an impairment analysis when indicators of impairment are present. If such indicators are present, an analysis of the sum of the future expected cash flows from the Company’s asset, undiscounted and without interest charges is calculated. If it is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

The Company believes that the accounting estimate related to asset impairment is a “critical accounting estimate” because it is highly susceptible to change from period to period because it requires management to make assumptions about future cash flows over future years and that the impact of recognizing impairment could have a significant effect on operations. Management’s assumptions about future cash flows require significant judgment because actual operating levels have fluctuated in the past and are expected to continue to do so in the future. Management has discussed the development and selection of this critical accounting estimate with the audit committee of our board of directors and the audit committee has reviewed the Company’s disclosure relating to it in this management, discussion and analysis (MD&A).

In accordance with GAAP, a two-step impairment test is performed on goodwill. In the first step, a comparison is made of the estimated fair value of a reporting unit to its carrying value. If the carrying value of a reporting unit exceeds the estimated fair value, the second step of the impairment test is required. In the second step, an estimate of the current fair values of all assets and liabilities is made to determine the amount of implied goodwill and consequently the amount of any goodwill impairment.

In connection with our annual impairment testing of goodwill and other intangible assets conducted in the fourth quarter of 2009, we recorded a charge of $41.1 million ($25.5 million, net of deferred tax benefit) for impairment of the value of the goodwill and other intangible assets, which resulted from the 2007 acquisition of The Herald-Dispatch daily newspaper in Huntington, WV. This charge resulted in impairment charges of trademark and masthead of $8.5 million, subscriber base asset of $2.2 million, advertiser base asset $6.8 million and goodwill $23.6 million. The associated deferred tax benefit of these charges approximated $15.6 million. There were no impairment charges as a result of our annual impairment testing in 2010.

The Company determined that it should perform impairment testing of goodwill and intangible assets during the fourth quarter of 2009, due, in part, to declines in our stock price, increased volatility in operating results and declines in market transactions in the industry.  The valuation methodology utilized to estimate the fair value of the newspaper operating segment was based on both the market and income approach. The Company then undertook the next step in the impairment testing process by determining the fair value of assets and liabilities within this reporting unit. The implied fair values of goodwill and other intangibles for this reporting unit was less than the carrying amount by $41.1 million ($25.5 million net of deferred tax benefit) based on the analysis by the Company and with assistance of third party valuation specialists, and therefore an impairment charge in this amount was taken. The goodwill and other intangible assets will continue to be amortized for tax purposes over its remaining life in accordance with applicable internal revenue service standards.  Management has discussed the development of these estimates with the audit committee of the board of directors. Additionally, the board of directors has reviewed this disclosure and its relation to this MD&A.

Revenue Recognition: Revenues are recognized when products are shipped or ownership is transferred and when services are rendered to customers. The Company acts as a principal party in sales transactions, assumes title to products and assumes the risks and rewards of ownership including risk of loss for collection, delivery or returns. The Company typically recognizes revenue for the majority of its products upon shipment to the customer and transfer of title. Under agreements with certain customers, custom forms may be stored by the Company for future delivery. In these situations, the Company may receive a logistics and warehouse management fee for the services provided. In these cases, delivery and bill schedules are outlined with the customer and product revenue is recognized when manufacturing is complete and the product is received into the warehouse, title transfers to the customer, the order is invoiced and there is reasonable assurance of collectability. Since the majority of products are customized, product returns are not significant. Therefore, the Company records sales on a gross basis. Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on websites. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognized are recorded as deferred revenue. The deferred revenue associated with The Herald-Dispatch approximated $591,000 and $611,000 at October 31, 2010 and 2009. Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to government authorities. The costs of delivering finished goods to customers are recorded as shipping and handling costs and included in cost of sales. Shipping and handling costs that are included in the price of the product are included in net sales.

   Income Taxes:  Provisions for income taxes currently payable and deferred income taxes are based on the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

    Allowance for Doubtful Accounts: The Company encounters risks associated with sales and the collection of the associated accounts receivable. As such, the Company records a monthly provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate monthly provision, the Company primarily utilizes a historical rate of accounts receivables written off as a percentage of total revenue. This historical rate is applied to the current revenues on a monthly basis. The historical rate is updated periodically based on events that may change the rate, such as a significant increase or decrease in collection performance and timing of payments as well as the calculated total exposure in relation to the allowance. Periodically, the Company compares the identified credit risks with the allowance that has been established using historical experience and adjusts the allowance accordingly.

    The Company believes that the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because the underlying assumptions used for the allowance can change from period to period and could potentially cause a material impact to the income statement and working capital. Management has discussed the development and selection of this estimate with the audit committee of the board of directors, and the board has, in turn, reviewed the disclosure and its relation to this MD&A.

During 2010, 2009 and 2008, $370,000, $876,000, and $854,000 of bad debt expense was incurred and the allowance for doubtful accounts was $1,297,000, $1,353,000 and $1,851,000 of October 31, 2010, 2009 and 2008. The actual write-offs for the periods were $426,000, $1,375,000 and $514,000 during 2010, 2009 and 2008. General economic conditions and specific geographic and customer concerns are major factors that may affect the adequacy of the allowance and may result in a change in the annual bad debt expense.

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

	Year Ended October 31,
	($ In thousands)
	2010		2009		2008 (Restated)
Revenues:
Printing	$80,971	62.3%	$88,990	63.0%	$105,275	63.5%
Office products and office furniture	33,438	25.7	35,874	25.4	41,540	25.1
Newspaper	15,525	12.0	16,394	11.6	18,939	11.4
Total revenues	129,934	100.0	141,258	100.0	165,754	100.0
Cost of sales & newspaper operating costs:
Printing	59,351	45.7	66,856	47.3	75,590	45.6
Office products and office furniture	23,633	18.2	24,859	17.6	28,457	17.2
Newspaper cost of sales & operating costs	8,327	6.4	8,715	6.2	9,492	5.7
Total cost of sales & newspaper operating costs	91,311	70.3	100,430	71.1	113,539	68.5
Gross profit	38,623	29.7	40,828	28.9	52,215	31.5

Selling, general and administrative expenses	31,609	24.3	37,126	26.2	39,529	23.8
Restructuring / asset impairments costs	1,641	1.3	41,334	29.3	-	0.0
Hurricane and relocation costs, net of recoveries	-	-	(39)	0.0	(33)	0.0
Income (loss) from operations	5,373	4.1	(37,593)	(26.6)	12,719	7.7
Other income (expense):
Interest income	-	-	3	0.0	66	0.0
Interest expense	(5,414)	(4.2)	(5,185)	(3.7)	(5,734)	(3.4)
Other income	1,013	0.8	(476)	(0.3)	70	0.0

Income (loss) before income taxes	972	0.7	(43,251)	(30.6)	7,121	4.3
Income tax (expense) benefit	(484)	(0.3)	15,730	11.1	(2,463)	(1.5)
Net income (loss)	$488	0.4%	$(27,521)	(19.5)%	$4,658	2.8%

Year Ended October 31, 2010 Compared to Year Ended October 31, 2009

Revenues

Consolidated net revenues were $129.9 million for the year ended October 31, 2010 compared to $141.3 million in the prior fiscal year. This change represents a decrease in revenues of approximately $11.3 million, or 8.0%. Printing revenues decreased by $8.0 million or 9.0% from $89.0 million in 2009 to $81.0 million in 2010. Office products and office furniture revenue decreased $2.4 million or 6.8% from $35.9 million in 2009 to $33.4 million in 2010. The decrease in revenues for the office products and office furniture segment was primarily attributable to lower sales in both office products and office furniture. In 2010, newspaper revenues were composed of approximately $11.7 million in advertising revenue and $3.8 million in circulation revenue compared to the same period in 2009, in which the newspaper revenues were composed of approximately $12.5 million in advertising revenue and $3.9 million in circulation revenues. Newspaper revenues decreased $0.9 million or 5.3% in fiscal 2010 compared with fiscal 2009. The reduction in newspaper revenues is primarily associated with a decrease in advertising revenues. The Company believes the decrease in sales across its three primary revenue segments was primarily due to the continued impact of the global economic crisis.

Cost of Sales

Total cost of sales for the year ended October 31, 2010 was $91.3 million, compared to $100.4 million in the previous year. This change represented a decrease of $9.1 million, or 9.1%, in cost of sales. Printing cost of sales decreased $7.5 million to $59.4 million in 2010 compared to $66.9 million in 2009. Printing cost of sales as a percentage of printing sales decreased to 73.3% as a percent of printing sales in 2010 from 75.1.% in 2009. This decrease was primarily the result of improved labor absorption and lower material costs as a percent of sales, partially offset by higher overhead absorption costs. Office products and office furniture cost of sales decreased $1.2 million to $23.6 million in 2010 from $24.9 million in 2009. The decrease in office products and office furniture cost of sales is attributable to a decrease in office products and office furniture sales. The increase in office products and office furniture cost of sales as a percent of office products and office furniture sales is primarily reflective of higher office furniture costs as a percent of office furniture sales. Newspaper cost of sales and operating cost decreased $0.4 million to $8.3 million in 2010 from $8.7 million in 2009. Newspaper cost of sales and operating costs as a percentage of newspaper sales were 53.6% in 2010 and 53.2% in 2009.

Operating Expenses and Income

    Selling, general and administrative (S,G&A) expenses decreased $5.5 million to $31.6 million in 2010 from $37.1 million in 2009. S,G&A as a percentage of net sales represented 24.3% of net sales in 2010 compared with 26.2% of net sales in 2009. This decrease in S,G&A costs is primarily due to cost reduction initiatives implemented by the Company in response to the global economic crisis. The decrease in SG&A was partially offset by various costs associated with the Company's successful defense of a legal action and the accrual of settlement costs associated with an OSHA action with combined costs of approximately $0.4 million.

   In connection with our annual impairment testing of goodwill and other intangible assets conducted in the fourth quarter of 2009, we recorded a charge of $41.1 million ($25.5 million, net of deferred tax benefit) for impairment of the value of the goodwill and other intangible assets, which resulted from the 2007 acquisition of The Herald-Dispatch daily newspaper in Huntington, WV. This charge resulted in impairment charges of trademark and masthead of $8.5 million, subscriber base asset of $2.2 million, advertiser base asset of $6.8 million and goodwill of $23.6 million, the associated deferred tax benefit of these charges approximated $15.6 million. There were no impairment charges as a result of our annual impairment testing in 2010.

    The valuation methodology utilized to estimate the fair value of the newspaper operating segment was based on both the market and income approach.  The income approach was based on a discounted cash flow methodology, in which expected future free net cash flows to invested capital are discounted to present value, using an appropriate after-tax weighted average cost of capital.  The market approach using a guideline company analysis weighs empirical evidence from shares of comparable companies sold in minority transactions on stock exchanges and merger and acquisition analysis, which analyses sales of newspapers in control transactions. The Company then undertook the next step in the impairment testing process by determining the fair value of assets and liabilities within this reporting unit. The implied fair values of goodwill  and other intangibles for this reporting unit was less than the carrying amount by $41.1 million ($25.5 million net of deferred tax benefit), and therefore an impairment charge in this amount was taken. The goodwill and other intangible assets will continue to be amortized for tax purposes over their remaining life in accordance with applicable Internal Revenue Service standards.

    The Company has other reporting units within Goodwill. The Company evaluated these reporting units during the fourth quarters of 2010 and 2009, and while the estimated fair value of these reporting units declined from 2008, the estimated fair value of each of our other reporting units exceeded carrying values in 2010 and 2009. As a result, no additional testing or impairment charges were necessary.

         In 2010, the Company recorded charges related to a restructuring and profitability enhancement plan of approximately $1.8 million. This plan was implemented to effectuate certain key initiatives and was a key provision to the Second Amendment to the Credit Agreement among the Company and its Lenders. These actions were taken to comply with the provisions and targeted covenants of the Second Agreement to the Credit Agreement and to address the impact of the global economic crisis on the Company.  The costs primarily related to excess facility and maintenance costs primarily associated with operating leases, inventory costs and costs associated with streamlining production and personnel.  The Company may incur additional costs in future periods to address the ongoing and fluid nature of the economic crisis. The amount of future charges is currently not estimable by the Company.

The implementation of the restructuring and profitability enhancement plan should not have a material impact on the Company's future liquidity position. The costs associated with the restructuring and profitability enhancement plan are primarily recorded in the restructuring charges line item as part of operating income. Inventory is recorded as a component of the cost of sales and aggregated approximately $0.2 million.

    During 2010 and 2009, the U.S. recession had a negative impact on the Company's operations across multiple segment lines. The newspaper operating segment reflected lower operating revenues in both advertising and circulation. In response to this difficult operating environment the Company initiated a cost reduction plan and eliminated 24 employee positions, or approximately 15% of the workforce, at the Champion Publishing subsidiary in 2009.

    The Company also incurred asset impairment charges in 2009 from property, plant and equipment of approximately $0.2 million, or $0.1 million net of tax or $0.01 per share on a basic and diluted basis.

Other Income (Expense)

 Other expense decreased approximately $1.3 million from $5.7 million in 2009 to $4.4 million in 2010. This was primarily due to charges in 2009 related to an interest rate swap agreement which was reclassified from other comprehensive income to other expense as a result of ineffectiveness in a cash flow hedge of approximately $0.6 million, net of tax in 2009. The Company recorded other income in the first quarter of 2010 resulting from this hedging arrangement, in the amount of $0.2 million, net of tax. The interest swap was re-designated as a cash flow hedge in the second quarter of 2010 and upon expiration of  the swap derivative  on October 29, 2010, $0.7 million or $0.4 million, net of tax was reclassified into earnings.

    Interest expense increased approximately $230,000 from higher interest rates associated with the Administrative Agent of the Company's credit facility instituting the default rate and eliminating the LIBOR borrowing expense option for most of the first six months of 2010 and a higher applicable margin for the remainder of 2010 concurrent with the Second Amendment and various deferred financing and other interest related expenses associated with this debt. Concurrent with the Second Amendment to Credit Agreement the Company was permitted to reinstate the LIBOR borrowing option and the new applicable margin was set below the default rate in effect prior to the Second Amendment to Credit Agreement.

Income Taxes

Income taxes as a percentage of income before taxes were an expense of (49.8%) in 2010 compared with a benefit of 36.4% in 2009.  The effective income tax rate in 2010 and 2009 approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income (Loss)

For the reasons set forth above, net income increased to $0.5 million in 2010 from a loss of $(27.5) million in 2009.

Year Ended October 31, 2009 Compared to Year Ended October 31, 2008 (Restated)

Revenues

Consolidated net revenues were $141.3 million for the year ended October 31, 2009 compared to $165.8 million in the prior fiscal year. This change represents a decrease in revenues of approximately $24.5 million, or 14.8%. Printing revenues decreased by $16.3 million, or 15.5%, from $105.3 million in 2008 to $89.0 million in 2009. The decrease in printing sales was primarily due to the continued impact of the global economic crisis. Office products and office furniture revenue decreased from $41.5 million in 2008 to $35.9 million in 2009. The decrease in revenues for the office products and office furniture segment was primarily attributable to lower sales in both office products and office furniture. In 2009, newspaper revenues were composed of approximately $12.5 million in advertising revenue and $3.9 million in circulation revenue compared to the same period in 2008, in which the newspaper revenues were composed of approximately $14.7 million in advertising revenue and $4.2 million in circulation revenues.

Cost of Sales

Total cost of sales for the year ended October 31, 2009 was $100.4 million, compared to $113.5 million in the previous year. This change represented a decrease of $13.1 million, or 11.5%, in cost of sales. Printing cost of sales decreased $ 8.7 million to $66.9 million in 2009, compared to $75.6 million in 2008. Printing cost of sales was lower due to lower sales partially offset by higher cost of goods sold as a percent of print sales. Printing cost of sales as a percentage of printing sales increased to 75.1% as a percent of printing sales in 2009 from 71.8.% in 2008. This increase was primarily the result of higher material, overhead and labor costs as a percent of printing sales. Office products and office furniture cost of sales decreased $3.6 million to $24.9 million in 2009 from $28.5 million in 2008. The decrease in office products and office furniture cost of sales is attributable to a decrease in office products and office furniture sales. The increase in office products and office furniture cost of sales as a percent of office products and office furniture sales is primarily reflective of higher furniture and office products costs as a percent of furniture and office products sales. Newspaper cost of sales and operating cost decreased $778,000 to $8.7 million in 2009 from $9.5 million in 2008. Newspaper cost of sales and operating costs as a percentage of newspaper sales were 53.2% in 2009 and 50.1% in 2008.

.
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

In connection with our annual impairment testing of goodwill and other intangible assets conducted in the fourth quarter of 2009, we recorded a charge of $41.1 million ($25.5 million, net of deferred tax benefit) for impairment of the value of the goodwill and other intangible assets, which resulted from the 2007 acquisition of The Herald-Dispatch daily newspaper in Huntington, WV. This charge resulted in impairment charges of trademark and masthead of $8.5 million, subscriber base asset of $2.2 million, advertiser base asset of $6.8 million and goodwill of $23.6 million, the associated deferred tax benefit of these charges approximated $15.6 million.

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

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2010, the Company had $1.0 million negative book cash balance, a net decrease in cash and cash equivalents of $2.2 million from the prior year when the Company had a $1.2 million book cash balance. Working capital as of October 31, 2010 was $13.1 million, and $(42.6) million at October 31, 2009. The working capital deficit at October 31, 2009 was associated with the classification as a current liability of $60.5 million of debt which was previously classified as long-term. This debt was reclassified due to the Company's inability to remain in compliance with certain financial covenants in 2009. The Company entered into the Second Amendment to Credit Agreement in the second quarter of 2010; therefore at October 31, 2010 the debt is reflected in the Company's financial statements based on contractual maturity.

The Company had historically used cash generated from operating activities and debt to finance capital expenditures and the cash portion of the purchase price of acquisitions. Management plans to continue making required investments in equipment. The Company has available a line of credit totaling up to $17.0 million which is subject to borrowing base limitations reserves which may be initiated by the Administrative Agent for Lenders in its sole discretion and are subject to a minimum excess availability threshold (See Note 3 of the Consolidated Financial Statements). For the foreseeable future including through Fiscal 2011, management believes it can fund operations, meet debt service requirements and make the planned capital expenditures based on the available cash and cash equivalents, cash flow from operations and lines of credit, subject to continued availability of the aforementioned credit facilities. The Company may incur costs in 2011 related to facility consolidations, employee termination costs and other restructuring related activities. These costs may be incurred, in part, as a response to the Company's efforts to overcome the impact of the global economic crisis.

Additionally, the Company has future contracted obligations (See Note 3 and Note 6 of the Consolidated Financial Statements). The Company is not a guarantor of indebtedness of others.

On December 29, 2009, the Company, Marshall T. Reynolds, Fifth Third Bank, as Administrative Agent for lenders under the Company's Credit Agreement dated September 14, 2007, and the other lenders entered into a Forbearance Agreement. The Forbearance Agreement, among other provisions, required Marshall T. Reynolds to lend to the Company $3,000,000 in exchange for a subordinated unsecured promissory note in like amount, payment of principal and interest on which is prohibited until payment of all liabilities under the Credit Agreement. The subordinated unsecured promissory note, bearing interest at a floating Wall Street Journal prime rate and maturing September 14, 2014, and a debt subordination agreement, both dated December 29, 2009, were executed and delivered, and Mr. Reynolds advanced $3,000,000 to the Company. The $3,000,000 was applied to a prepayment of $3,000,000 of the Company's loans.  The Forbearance Agreement expired on March 31, 2010 and the Company entered into a Second Amendment and Waiver to Credit Agreement.

On March 31, 2010, the Company, Fifth Third Bank, as a Lender, L/C Issuer and Administrative Agent for Lenders (the "Administrative Agent") and the other Lenders party to Champion's Credit Agreement dated September 14, 2007 (the "Credit Agreement") entered into a Second Amendment and Waiver to Credit Agreement ("the "Second Amendment"). All conditions precedent to the effectiveness of the Second Amendment were satisfied on April 6, 2010. The Company has pledged substantially all of the assets of the Company as collateral for the indebtedness under the Credit Agreement.

    In the Second Amendment the Administrative Agent and Lenders waived any default or event of default arising from Champion's previously disclosed violations of provisions of the Credit Agreement. The Second Amendment amended various provisions of the Credit Agreement, including but not limited to:
  a $17,000,000 revolving credit facility with a sublimit of up to $3,000,000 for letters of credit and $3,000,000 for swing line loans. Outstanding borrowings, thereunder, may not exceed the sum of (1) up to 85% of eligible receivable plus (b) up to the lesser of $6,000,000 or 50% of eligible inventory.
  at the Company's option, interest at a LIBOR Rate, so long as no default exists.
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
  enhanced reporting by the Company to Administrative Agent, including monthly reports and conference calls, quarterly reports by the Company's independent auditors of restructuring charges and organizational expense reductions.
  application of the Company's income tax refunds applied to reduce indebtedness under the Credit Agreement.
  Restrictions on payment of dividends based on various covenant compliance thresholds.
The Company was in compliance with the covenants of its credit agreements at October 31, 2010. Failure to maintain compliance with financial covenants as required by our credit facility could result in default and acceleration of amounts due under those facilities. The Company is required to maintain a minimum of $750,000 of compensating balances with the Administrative Agent under the terms of its Credit Agreement.

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

    Amounts drawn down by the Administrative Agent will be applied to repayment of the Company's obligations under the Credit Agreement. The Contribution Agreement expires upon the earliest of (i) full drawdown of the $2,500,000 deposited, (ii) repayment in full of all obligations under the Credit Agreement and termination of all commitments thereunder and (iii) the Administrative Agent's determination that the Company has achieved a fixed charge coverage ratio of at least 1.2 to 1.0 as of the last day of two consecutive fiscal quarters of the Company.

    In connection with the Contribution Agreement, the Company has executed and delivered to Mr. Reynolds a Subordinated Promissory Note in amount of $2,500,000, payment of principal and interest on which is prohibited prior to January 31, 2011, and thereafter only with the Administrative Agent's consent. The Subordinated Promissory Note bears interest  at the Wall Street Journal prime rate (3.25% at inception and at October 31, 2010), matures September 14, 2014 and is unsecured.

    The Company had borrowed under its $17.0 million line of credit approximately $10.4 million at October 31, 2010 which encompassed working capital requirements, refinancing of existing indebtedness prior to The Herald-Dispatch acquisition and to partially fund the purchase of The Herald-Dispatch.  Pursuant to the terms of the Second Amendment, the Company's borrowing base certificate as submitted to the Administrative Agent reflected minimum excess availability of $6.2 million as of October 31, 2010. The minimum excess availability is subject to a $1.0 million reserve and may be adjusted by the Administrative Agent.

   As of October 31, 2010, the Company had contractual obligations in the form of leases and debt as follows:

Payments Due by Fiscal Year
Contractual Obligations	2011	2012	2013	2014	2015	Residual	Total

Non-cancelable operating leases	$1,197,476	$1,036,174	$933,316	$359,071	$51,640	$-	$3,577,677

Revolving line of credit	-	10,425,496	-	-	-	-	10,425,496

Term debt	5,484,842	5,340,514	33,462,971	3,070,015	-	-	47,358,342

	$6,682,318	$16,802,184	$34,396,287	$3,429,086	$51,640	$-	$61,361,515

    The Company is required to make certain mandatory payments on its credit facilities related to (1) net proceeds received from a loss subject to applicable thresholds, (2) equity proceeds and (3) effective January 31, 2009, the Company is required to prepay its credit facilities by 75% of excess cash flow for its most recently completed fiscal year. The excess cash flow for purposes of this calculation is defined as the difference (if any) between (a) EBITDA for such period and (b) federal, state and local income taxes paid in cash during such period plus capital expenditures during such period not financed with indebtedness plus interest expense paid in cash during such period plus the aggregate amount of scheduled payments made by the Company and its subsidiaries during such period in respect of all principal on all indebtedness (whether at maturity, as a result of mandatory sinking fund redemption, or otherwise), plus restricted payments paid in cash by the Company during such period in compliance with the Credit Agreement. The Company has no prepayment obligation due January 31, 2011 or in 2010 pursuant to the applicable calculations of the Second Amendment to the Credit Agreement.

Cash Flows from Operating Activities

Cash flows from operating activities for the years ended October 31, 2010, 2009 and 2008 were $8.0 million, $11.3 million, and $10.3 million. The decrease in cash flows from operating activities for fiscal 2010 compared to 2009 was primarily associated with a nominal change in accounts receivable in 2010 from 2009 compared with a significant decrease in receivables in 2009 compared to 2008. The increase in cash flows from operating activities for fiscal 2009 compared to 2008 was primarily associated with a decrease in accounts receivable. The impairment costs associated primarily with the acquisition of The Herald-Dispatch had no impact on cash flows from operating activities.

Cash Flows from Investing Activities

Cash used in investing activities were $(0.4) million, $(1.0) million, and $(3.8) million for the years ended October 31, 2010, 2009 and 2008. Cash flows used in investing activities were relatively unchanged in 2010 from 2009. Cash flows used in investing activities were down approximately $2.9 million in 2009 from 2008. The cash used in investing activities in 2010 was primarily related to purchases of property and equipment. The cash used in investing activities in 2009 was primarily related to capital expenditures offset by proceeds from cash surrender value of life insurance  policies. In 2008, cash flows used in investing activities were primarily associated with purchases of property and equipment and payments for business acquired in previous periods.

Cash Flows from Financing Activities

Net cash flows used in financing activities for the years ended October 31, 2010, 2009 and 2008 were $(8.8) million, $(9.2) million, and $(12.3) million. During 2010, the Company reduced net borrowings by approximately $8.3 million after adjusting for non-cash investing and financing activities, net of increases in negative book cash balances. During 2009, the Company reduced net borrowings by approximately $6.8 million after adjusting for non-cash investing and financing activities. This coupled with dividend payments of $600,000 were reflective of net cash used in financing activities in 2009.  Dividends paid in 2010, 2009, and 2008 were $0.0 million, $0.6 million, and $2.4 million.

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

    Our operating results depend on the relative strength of the economy on both a regional and national basis. Recessionary conditions applicable to the economy as a whole and specifically to our core business segments, have had a significant adverse impact on the Company's business. A continuing or a deepening of the recessionary conditions we are experiencing could significantly affect our revenue categories.

NEWLY ISSUED ACCOUNTING STANDARDS

    In October 2009, the FASB issued ASU 2009-13, which amends the criteria in ASC 605, Revenue Recognition, for revenue recognition in multiple deliverable arrangements. The amendments established a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence  is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This update is effective for fiscal years beginning on or after June 15, 2010, and may be applied on either prospective basis, with early adoption permitted. The Company will adopt ASU 2009-13 effective for fiscal year 2011. The adoption of this standard is not anticipated to have a material effect on our consolidated financial condition or results of operations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any significant exposure relating to market risk. Market risk is generally defined as loss risk exposure from financial instruments as a result of movements in interest rates, foreign currency rates and commodity prices. As of October 31, 2010, the Company did not hold or utilize derivative financial instruments to manage market risk that could expose the Company to other market risk. The debt the Company holds is variable rate debt and therefore the interest expense would fluctuate based on interest rate volatility.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and other information required by this Item are contained in the financial statements and footnotes thereto included in Item 15 and listed in the index on page F-1 of this report.

ITEM 9A - CONTROLS AND PROCEDURES

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

    This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

/s/	Marshall T. Reynolds
Marshall T. Reynolds
Chairman and Chief Executive Officer

/s/	Toney K. Adkins
Toney K. Adkins
President and Chief Operating Executive

/s/	Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer

PART III

ITEM 10 - DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to the directors and corporate governance of the Company is contained under the captions “Election of Directors”, “Meetings, Committees and Attendance”, “Section 16a Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement, expected to be dated February 11, 2011, with respect to the Annual Meeting of Shareholders to be held on March 21, 2011, which will be filed pursuant to Regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference. Certain information concerning executive officers of the Company appears in “EXECUTIVE OFFICERS OF CHAMPION” at Part I of this report.

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this Item is contained under the captions "Executive Compensation" including "Compensation Discussion and Analysis", "Compensation Committee Report", "Summary Compensation Table", "Outstanding Equity Awards at Fiscal Year-End" and "Director Compensation" in the Company’s definitive Proxy Statement, expected to be dated February 11, 2011, with respect to the Annual Meeting of Shareholders to be held on March 21, 2011, which will be filed pursuant to Regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item is contained under the captions “Equity Compensation Plan Information” and “Ownership of Shares” in the Company’s definitive Proxy Statement, expected to be dated February 11, 2011, with respect to the Annual Meeting of Shareholders to be held on March 21, 2011, which will be filed pursuant to Regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item is contained under the captions “Transactions with Directors, Officers and Principal Shareholders” and "Meetings, Committees and Attendance" in the Company’s definitive Proxy Statement, expected to be dated February 11, 2011, with respect to the Annual Meeting of Shareholders to be held on March 21, 2011, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

                 The information called for by this Item is contained under the caption “Independent Auditors” in the Company’s definitive Proxy Statement, expected to be dated February 11, 2011, with respect to the Annual Meeting of Shareholders to be held on March 21, 2011, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

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

Agreement of Lease dated November 1, 2008 between ADJ Corporation and Champion Publishing, Inc. regarding 100 Industrial Lane Property, Huntington, West Virginia, filed as Exhibit 10.1 to Form 10-K dated January 19, 2009, is incorporated herein by reference.

$1,000,000 revolving line of credit between Stationers, Inc. and First Sentry Bank dated as of January 13, 2009, filed as Exhibit 10.2 to Form 10-K  dated January 19, 2009, is incorporated herein by reference.

Forbearance Agreement and related Promissory Note and Debt Subordination Agreement dated December 19, 2009  between Champion Industries Inc., Marshall Reynolds and Fifth Third Bank as Lender, L/C Issuer and Administrative Agent for Lenders, filed as Exhibits 10.1, 10.2 and 10.3 to Form 8-K dated January 4, 2010, is incorporated herein by reference.

$600,000 Promissory Note dated June 10, 2009 between Champion Industries, Inc and First Sentry Bank, filed as Exhibit 10.1 to Form 10-K dated January 29, 2010, is incorporated herein by reference.

Agreement of Lease dated October 27, 2009 between ADJ Corporation and Champion Industries, Inc. regarding 3000 Washington St. West, Charleston, WV, filed as Exhibit 10.2 to Form 10-K dated January 29, 2010, is incorporated herein by reference.

Second Amendment to Credit Agreement and Waiver dated March 31, 2010 between Champion Industries, Inc, Fifth Third Bank as Lender, L/C Issuer and Administrative Agent for Lenders, and the other Lenders party to Champions Credit Agreement dated September 14, 2007, filed as Exhibit 10.1 to Form 8-K dated April 6, 2010, is incorporated herein by reference.

Contribution Agreement and Cash Collateral Security Agreement dated March 31, 2010 among Marshall Reynolds, Champion Industries, Inc and Fifth Third Bank, as Administrative Agent for Lenders, filed as Exhibit 10.2 to Form 8-K dated April 6, 2010, is incorporated herein by reference.

Subordinated Promissory  Note dated March 31, 2010 from Champion Industries, Inc. to Marshall Reynolds, filed as Exhibit 10.3 to Form 8-K dated April 6, 2010, is incorporated herein by reference.

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

(c)  Financial Statement Schedules - Filed as separate section on page F-35.

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

Date: January 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.
SIGNATURE AND TITLE	DATE

/s/ Louis J. Akers	January 17, 2011
Louis J. Akers, Director

/s/ Philip E. Cline	January 17, 2011
Philip E. Cline, Director

/s/ Harley F. Mooney, Jr.	January 17, 2011
Harley F. Mooney, Jr., Director

/s/ A. Michael Perry	January 17, 2011
A. Michael Perry, Director

/s/ Marshall T. Reynolds	January 17, 2011
Marshall T. Reynolds, Director

/s/ Neal W. Scaggs	January 17, 2011
Neal W. Scaggs, Director

/s/ Glenn W. Wilcox, Sr.	January 17, 2011
Glenn W. Wilcox, Sr., Director

Champion Industries, Inc.

Audited Consolidated Financial Statements and Schedule

October 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Shareholders
Champion Industries, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Champion Industries, Inc. and Subsidiaries (the “Company”) as of October 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2010.  Our audits also included the financial statement schedule in the index on page F-35 as required for Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champion Industries, Inc. and subsidiaries as of October 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in material respects the information set forth therein.

/s/ ARNETT & FOSTER, P.L.L.C.

Charleston, West Virginia
January 27, 2011

Innovation With Results

AF Center ∙ 101 Washington Street, East ∙ P.O. Box 2629 ∙ Charleston, West Virginia 25329
304/346-0441 ∙ 800/642-3601
www.afnetwork.com

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	October 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$-	$1,159,282
Accounts receivable, net of allowance of $1,297,000 and $1,353,000	18,133,748	18,424,310
Inventories	9,690,333	11,161,977
Income tax refund	36,293	1,911,400
Other current assets	652,178	925,120
Deferred income tax assets	1,144,519	1,000,847
Total current assets	29,657,071	34,582,936

Property and equipment, at cost:
Land	2,016,148	2,016,148
Buildings and improvements	11,843,376	11,806,238
Machinery and equipment	55,025,237	57,481,742
Furniture and fixtures	4,171,194	4,129,537
Vehicles	3,266,898	3,145,772
	76,322,853	78,579,437
Less accumulated depreciation	(53,949,280)	(53,170,108)
	22,373,573	25,409,329

Goodwill	15,332,283	15,332,283
Deferred financing costs	1,267,174	1,199,199
Other intangibles, net of accumulated amortization	5,195,361	5,645,078
Trademark and masthead	10,001,812	10,001,812
Deferred tax asset, net of current portion	8,370,151	8,799,518
Other assets	36,561	51,738
	40,203,342	41,029,628
Total assets	$92,233,986	$101,021,893

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

	October 31,
	2010	2009
Liabilities and shareholders’ equity
Current liabilities:
Line of credit	$-	$8,725,496
Negative book cash balances	1,013,713	-
Accounts payable	4,116,087	4,637,199
Deferred revenue	720,549	673,368
Accrued payroll and commissions	2,115,922	2,392,971
Taxes accrued and withheld	1,125,726	1,391,718
Accrued expenses	1,930,327	1,353,898
Other current liabilities	-	962,893
Current portion of long-term debt:
Notes payable	5,484,842	57,024,424
Total current liabilities	16,507,166	77,161,967

Long-term debt, net of current portion:
Line of credit	10,425,496	-
Notes payable	41,873,500	918,436
Other liabilities	5,550	7,350
Total liabilities	68,811,712	78,087,753

Commitments and contingencies-See Note

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized;
9,987,913 shares issued and outstanding	9,987,913	9,987,913
Additional paid-in capital	22,768,610	22,768,610
Retained deficit	(9,334,249)	(9,822,383)

Total shareholders’ equity	23,422,274	22,934,140
Total liabilities and shareholders’ equity	$92,233,986	$101,021,893

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended October 31,
	2010	2009	2008 (Restated)
Revenues:
Printing	$80,970,584	$88,989,794	$105,275,191
Office products and office furniture	33,437,588	35,874,431	41,540,114
Newspaper	15,525,399	16,393,896	18,939,250
Total revenues	129,933,571	141,258,121	165,754,555

Cost of sales & newspaper operating costs:
Printing	59,350,853	66,856,098	75,590,247
Office products and office furniture	23,632,686	24,859,285	28,457,142
Newspaper cost of sales & operating costs	8,327,100	8,714,941	9,492,591
Total cost of sales & newspaper operating costs	91,310,639	100,430,324	113,539,980

Gross profit	38,622,932	40,827,797	52,214,575

Selling, general and administrative expenses	31,608,843	37,126,228	39,528,551
Asset impairments/restructuring costs	1,640,795	41,333,653	-
Hurricane and relocation costs, net of recoveries	-	(38,673)	(33,411)
Income (loss) from operations	5,373,294	(37,593,411)	12,719,435

Other income (expense):
Interest income	-	2,771	65,657
Interest expense	(5,414,450)	(5,184,668)	(5,733,677)
Other	1,013,041	(475,488)	69,602
	(4,401,409)	(5,657,385)	(5,598,418)
Income (loss) before income taxes	971,885	(43,250,796)	7,121,017
Income tax (expense) benefit	(483,751)	15,730,172	(2,462,856)
Net income (loss)	$488,134	$(27,520,624)	$4,658,161

Earnings (loss) per share:
Basic	$0.05	$(2.76)	$0.47
Diluted	0.05	(2.76)	0.46

Dividends paid per share	-	0.06	0.24

Weighted average shares outstanding:
Basic	9,988,000	9,988,000	9,986,000
Diluted	9,988,000	9,988,000	10,024,000

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings (Deficit)	(Loss) income	Total
Balance, October 31, 2007	9,968,913	$9,968,913	$22,733,300	$16,036,224	$(11,350)	$48,727,087

Net income for 2008 (Restated)	-	-	-	4,658,161	-	4,658,161
Other comprehensive loss (net of tax)	-	-	-	-	(546,563)	(546,563)
Total comprehensive income (Restated)	-	-	-	4,658,161	(546,563)	4,111,598
Dividends ($0.24 per share)	-	-	-	(2,396,863)	-	(2,396,863)
Stock options exercised	19,000	19,000	35,310	-	-	54,310
Balance, October 31, 2008 (Restated)	9,987,913	9,987,913	22,768,610	18,297,522	(557,913)	50,496,132

Net loss for 2009	-	-	-	(27,520,624)	-	(27,520,624)
Other comprehensive loss (net of tax)	-	-	-	-	(19,823)	(19,823)
Ineffectiveness hedging loss		-	-	-	577,736	577,736
Total comprehensive loss	-			(27,520,624)	557,913	(26,962,711)
Dividends ($0.06 per share)	-	-	-	(599,281)	-	(599,281)
Balance, October 31, 2009	9,987,913	9,987,913	22,768,610	(9,822,383)	-	22,934,140

Net income for 2010	-	-	-	488,134	-	488,134
Other comprehensive income (net of tax)	-	-	-	-	407,289	407,289
Gain on hedging arrangement expiration (net of tax)	-	-	-	-	(407,289)	(407,289)
Total comprehensive income	-	-	-	488,134	-	488,134
Balance, October 31, 2010	9,987,913	$9,987,913	$22,768,610	$(9,334,249)	$-	$23,422,274

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended October 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$488,134	$(27,520,624)	$4,658,161
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	4,300,662	5,244,938	5,384,509
(Gain) loss on sale of assets	15,490	(55,719)	4,552
Deferred income taxes	14,169	(13,957,990)	2,129,999
Deferred financing costs	372,610	309,471	309,471
Bad debt expense	370,333	876,145	854,283
Intangible impairment	-	41,127,483	-
Asset Impairment	-	206,170	-
Restructuring charges	1,812,325	-	-
(Gain)/Loss on hedging agreements	(691,368)	577,736	-
Changes in assets and liabilities:
Accounts receivable	(79,771)	4,588,233	(1,503,868)
Deferred revenue	47,181	(63,499)	226,902
Inventories	1,471,644	852,141	(509,271)
Other current assets	272,942	(92,053)	49,469
Accounts payable	(1,295,890)	(207,527)	(635,114)
Accrued payroll and commissions	(277,049)	(333,940)	266,624
Taxes accrued and withheld	(265,992)	404,333	(306,740)
Accrued income taxes	1,875,107	(1,200,304)	(78,657)
Accrued expenses	(461,118)	544,710	(498,702)
Other liabilities	(1,800)	(1,800)	(1,800)
Net cash provided by operating activities	7,967,609	11,297,904	10,349,818
Cash flows from investing activities:
Purchase of property and equipment	(396,157)	(1,993,029)	(2,373,122)
Proceeds from sale of fixed assets	32,256	160,324	192,749
Businesses acquired, net of cash received	-	-	(1,657,239)
Change in other assets	7,753	5,168	52,003
Cash surrender value proceeds	-	874,397	-
(Increase) decrease in cash surrender value	-	-	(40,291)
Net cash used in investing activities	(356,148)	(953,140)	(3,825,900)
Cash flows from financing activities:
Borrowings on line of credit	52,260,000	600,000	-
Payments on line of credit	(50,560,000)	(1,000,000)	(6,415,000)
Increase (decrease) in negative book cash balances	1,013,713	(986,704)	986,704
Proceeds from long-term debt	-	-	767,852
Principal payments on long-term debt	(11,043,871)	(7,199,497)	(5,314,041)
Deferred financing costs	(440,585)	-	-
Proceeds from exercise of stock options	-	-	54,310
Dividends paid	-	(599,281)	(2,396,863)
Net cash used in financing activities	(8,770,743)	(9,185,482)	(12,317,038)
Net (decrease) increase in cash and cash equivalents	(1,159,282)	1,159,282	(5,793,120)
Cash and cash equivalents at beginning of year	1,159,282	-	5,793,120
Cash and cash equivalents at end of year	$-	$1,159,282	$-

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Champion is a commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets in the United States of America, east of the Mississippi. Champion also publishes The Herald-Dispatch daily newspaper in Huntington, West Virginia with a total daily and Sunday circulation of approximately 23,000 and 29,000 respectively.

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

Restatement of Prior Year

    In the fourth quarter of fiscal year 2009, the Company identified approximately $1.4 million, or $0.14 per share on a basic and diluted basis of non-cash deferred tax related adjustments for 2008. Accordingly, the Consolidated Financial Statements for October 31, 2008 presented in this Annual Report have been restated to increase deferred income tax expense and to increase deferred income tax liability. This adjustment is related to the goodwill, tradename and masthead associated with the acquisition of The Herald-Dispatch. This deferred tax liability will remain on the balance sheet until such time as the associated intangible assets are impaired, sold or otherwise disposed of. As a result of the impairment charge recorded in 2009 this deferred tax liability is now reflected as a deferred tax asset due to the non-cash benefit associated with the impairment of goodwill, tradename and masthead.

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

During 2010, 2009 and 2008, $370,000, $876,000, and $854,000 of bad debt expense was incurred and the allowance for doubtful accounts was $1,297,000, $1,353,000, and $1,851,000 as of October 31, 2010, 2009 and 2008. The actual write-offs for the periods were $426,000, $1,375,000 and $514,000 during 2010, 2009 and 2008. The actual write-offs occur when it is determined an account will not be collected. General economic conditions and specific geographic and customer concerns are major factors that may affect the adequacy of the allowance and may result in a change in the annual bad debt expense.

No individual customer represented greater than 3.0% of the gross outstanding accounts receivable at October 31, 2010 and 2009. The Company’s ten largest accounts receivable balances represented 17.4% and 13.8% of gross outstanding accounts receivable at October 31, 2010 and 2009.

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

        Major renewals, betterments and replacements are capitalized while maintenance and repair costs are charged to operations as incurred. Upon the sale or disposition of assets, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in income. Depreciation expense approximated $3,844,000, $4,199,000 and $4,324,000 for the years ended October 31, 2010, 2009 and 2008 and is reflected as a component of cost of sales and newspaper operating costs and selling, general and administrative expenses.

        Long-lived property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation includes the review of operating performance and estimated future undiscounted cash flows of the underlying assets or businesses.

Goodwill

    Goodwill shall not be amortized; instead it is tested for impairment using a fair-value approach on an annual basis typically for the Company during the fourth quarter of each year. Goodwill is also tested between annual tests if indicators of potential impairment exist.

    Goodwill shall not be amortized; instead, it shall be tested for impairment at a level of reporting referred to as a reporting unit. The first step of impairment analysis is a screen for potential impairment and the second step, if required, measures the amount of the impairment. The Company performs an annual impairment test annually. The Company recorded various charges associated with Goodwill and other assets in 2009 as further disclosed in Note 12 to the Consolidated Financial Statements.

Intangible Assets

       Trademark and masthead are not subject to amortization whereas other remaining intangible assets are subject to amortization and are amortized using the straight-line method over their estimated benefit period, in our case 5-20 years. The fair values of these intangible assets are estimated based on management's assessment as well as independent third party appraisals in some cases.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expense for the years ended October 31, 2010, 2009 and 2008 approximated $598,000, $791,000, and $978,000.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options using the treasury stock method. The effect of dilutive stock options increased weighted average shares outstanding by 38,000 for the year ended October 31, 2008.  There was no dilutive effect in fiscal 2010 and 2009.

Segment Information

The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company’s operating segments are more fully described in Note 9.

Revenue Recognition

Revenues are recognized when products are shipped or ownership is transferred and when services are rendered to customers. The Company acts as a principal party in sales transactions, assumes title to products and assumes the risks and rewards of ownership including risk of loss for collection, delivery or returns. The Company typically recognizes revenue for the majority of its products upon shipment to the customer and transfer of title. Under agreements with certain customers, custom forms may be stored by the Company for future delivery. In these situations, the Company may receive a logistics and warehouse management fee for the services provided. In these cases, delivery and bill schedules are outlined with the customer and product revenue is recognized when manufacturing is complete and the product is received into the warehouse, title transfers to the customer, the order is invoiced and there is reasonable assurance of collectability. Since the majority of products are customized, product returns are not significant. Therefore, the Company records sales on a gross basis. Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on websites. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognized are recorded as deferred revenue. The deferred revenue associated with The Herald-Dispatch approximated $591,000 and $611,000 at October 31, 2010 and 2009. Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to government authorities. The costs of delivering finished goods to customers are recorded as shipping and handling costs and included in cost of sales. Shipping and handling costs that are included in the price of the product are included in net sales.

Accounting for Costs Associated with Exit or Disposal Activities

   A liability for a cost associated with an exit or disposal activity shall be measured initially at its fair value in the period in which the liability is incurred.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Accounting for Stock-Based Compensation

Before the adoption of the current applicable accounting standards, the Company had elected to follow the intrinsic value method in accounting for its employee stock options. Accordingly, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized. There were no stock option grants in 2010, 2009 or 2008. Any future stock-based compensation will be measured at the grant date based on the fair value of the award and it would be recognized as an expense over the applicable vesting periods of the stock award using the straight line method.

Fair Value Measurements

The Company measures and records in the accompanying consolidated financial statements certain liabilities at fair value on a recurring basis. There is a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 - Quoted market prices in active markets for identical assets or liabilities

Level 2 - Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 - Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

Our interest bearing debt is primarily composed of a revolving line of credit and term loan facility with a syndicate of banks. The Company believes the carrying amount of these facilities approximates fair value due to these facilities carrying a variable interest rate based on recent market conditions.

    Cash and cash equivalents consist principally of cash on deposit with banks.  All highly liquid investments with an original maturity of three months or less. The Company's cash deposits in excess of federally insured amounts are primarily maintained at a large well-known financial institution.

The carrying amounts of the Company's accounts receivable, accounts payable, accrued payrolls and commissions, taxes accrued and withheld and accrued expenses approximates fair value due to their short-term nature.

NEWLY ISSUED ACCOUNTING STANDARDS

In October 2009, the FASB issued ASU 2009-13, which amends the criteria in ASC 605, Revenue Recognition, for revenue recognition in multiple deliverable arrangements. The amendments established a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective is not available, or estimated selling price if neither vendor-specific objective evidence not third-party evidence is available. This update is effective for fiscal years beginning on or after June 15, 2010, and may be applied on either prospective basis, with early adoption permitted. The Company will adopt ASU 2009-13 effective for fiscal year 2011. The adoption of this standard is not anticipated to have a material effect on our consolidated financial condition or results of operations.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Reclassification
    Certain prior-year amounts have been reclassified to conform to the current year Financial Statement Presentation.

2. Inventories

    Inventories consisted of the following:

	October 31,
	2010	2009
Printing and Newspaper:
Raw materials	$2,897,036	$2,854,938
Work in process	1,130,291	1,405,320
Finished goods	3,451,815	3,765,244
Office products and office furniture	2,211,191	3,136,475
	$9,690,333	$11,161,977
3. Long-term Debt

    Long-term debt consisted of the following:
	October 31,
	2010	2009
Installment notes payable to banks and shareholders, due in monthly installments plus interest at rates approximating the bank’s prime rate maturing in various periods ranging from June 2011-September 2014, collateralized by equipment and vehicles. The shareholder note of $3.0 million plus all accrued interest is due in one balloon payment in September 2014.	$4,300,364	$1,310,418
Term loan facility with a syndicate of banks, due in quarterly installments of $1,225,000 plus interest payments equal to the Base Rate plus the applicable margin or the adjusted LIBOR Rate plus the applicable margin maturing September 2013, collateralized by substantially all of the assets of the Company.	43,057,978	56,632,442
	47,358,342	57,942,860
Less current portion	5,484,842	57,024,424
Long-term debt, net of current portion	$41,873,500	$918,436

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

On December 29, 2009, the Company, Marshall T. Reynolds, Fifth Third Bank, as Administrative Agent for lenders under the Company's Credit Agreement dated September 14, 2007, and the other lenders entered into a Forbearance Agreement. The Forbearance Agreement, among other provisions, required Marshall T. Reynolds to lend to the Company $3,000,000 in exchange for a subordinated unsecured promissory note in like amount, payment of principal and interest on which is prohibited until payment of all liabilities under the Credit Agreement. The subordinated unsecured promissory note, bearing interest at a floating Wall Street Journal prime rate and maturing September 14, 2014, and a debt subordination agreement, both dated December 29, 2009, were executed and delivered, and Mr. Reynolds advanced $3,000,000 to the Company. The $3,000,000 was applied to a prepayment of $3,000,000 of the Company's loans.  The Forbearance Agreement expired on March 31, 2010 and the Company entered into a Second Amendment and Waiver to Credit Agreement.

On March 31, 2010, the Company, Fifth Third Bank, as a Lender, L/C Issuer and Administrative Agent for Lenders (the "Administrative Agent") and the other Lenders party to Champion's Credit Agreement dated September 14, 2007(the "Credit Agreement") entered into a Second Amendment and Waiver to Credit Agreement ("the "Second Amendment"). All conditions precedent to the effectiveness of the Second Amendment were satisfied on April 6, 2010. The Company has pledged substantially all of the assets of the Company as collateral for the indebtedness under the Credit Agreement.

In the Second Amendment the Administrative Agent and Lenders waived any default or event of default arising from Champion's previously disclosed violations of provisions of the Credit Agreement. The Second Amendment amended various provisions of the Credit Agreement, including but not limited to:
  a $17,000,000 revolving credit facility with a sublimit of up to $3,000,000 for letters of credit and $3,000,000 for swing line loans. Outstanding borrowings, thereunder, may not exceed the sum of (1) up to 85% of eligible receivable plus (b) up to the lesser of $6,000,000 or 50% of eligible inventory.
  at the Company's option, interest at a LIBOR Rate, so long as no default exists.
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
  enhanced reporting by the Company to Administrative Agent, including monthly reports and conference calls, quarterly reports by the Company's independent auditors of restructuring charges and organizational expense reductions.
  application of the Company's income tax refunds applied to reduce indebtedness under the Credit Agreement.
  Restrictions on payment of dividends based on various covenant compliance thresholds.
The Company was in compliance with the covenants of its credit agreements at October 31, 2010. Failure to maintain compliance with financial covenants as required by our credit facility could result in default and acceleration of amounts due under those facilities. The Company is required to maintain a minimum of $750,000 of compensating balances with the Administrative Agent under the terms of its Credit Agreement.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

Amounts drawn down by the Administrative Agent will be applied to repayment of the Company's obligations under the Credit Agreement. The Contribution Agreement expires upon the earliest of (i) full drawdown of the $2,500,000 deposited, (ii) repayment in full of all obligations under the Credit Agreement and termination of all commitments thereunder and (iii) the Administrative Agent's determination that the Company has achieved a fixed charge coverage ratio of at least 1.2 to 1.0 as of the last day of two consecutive fiscal quarters of the Company.

In connection with the Contribution Agreement, the Company has executed and delivered to Mr. Reynolds a Subordinated Promissory Note in amount of $2,500,000, payment of principal and interest on which is prohibited prior to January 31, 2011, and thereafter only with the Administrative Agent's consent. The Subordinated Promissory Note bears interest  at the Wall Street Journal prime rate (3.25% at inception and at October 31, 2010), matures September 14, 2014 and is unsecured.

The Company had borrowed under its $17.0 million line of credit approximately $10.4 million at October 31, 2010 which encompassed working capital requirements, refinancing of existing indebtedness prior to The Herald-Dispatch acquisition and to partially fund the purchase of The Herald-Dispatch.  Pursuant to the terms of the Second Amendment, the Company's borrowing base certificate as submitted to the Administrative Agent reflected minimum excess availability of $6.2 million as of October 31, 2010. The minimum excess availability is subject to a $1.0 million reserve and may be adjusted by the Administrative Agent.

The Company is required to make certain mandatory payments on its credit facilities related to (1) net proceeds received from a loss subject to applicable thresholds, (2) equity proceeds and (3) effective January 31, 2009, and continuing each year thereafter under the terms of the agreement the Company is required to prepay its credit facilities by 75% of excess cash flow for its most recently completed fiscal year. The excess cash flow for purposes of this calculation is defined as the difference (if any) between (a) EBITDA for such period and (b) federal, state and local income taxes paid in cash during such period plus capital expenditures during such period not financed with indebtedness plus interest expense paid in cash during such period plus the aggregate amount of scheduled payments made by the Company and its Subsidiaries during such period in respect of all principal on all indebtedness (whether at maturity, as a result of mandatory sinking fund redemption, or otherwise), plus restricted payments paid in cash by the Company during such period in compliance with the Credit Agreement. The Company paid its prepayment obligation of approximately $2.0 million in January 2009 and had no balance due under its prepayment obligation for fiscal 2009 and 2010 that would have been payable January 2010 and 2011 pursuant to the applicable calculations of the Second Amendment to the Credit Agreement.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Maturities of long-term debt for each of the next five years follow:

2011	$5,484,842
2012	5,340,514
2013	33,462,971
2014	3,070,015
2015	-
$47,358,342

The prime rate was the primary interest rate on the above loans prior to September 14, 2007. After this date, the primary interest rate consisted primarily of LIBOR 30-day, 60-day and 90-day rates plus the applicable margin. Prime rate approximated 3.25%  at October 31, 2010 and 2009, while the 30-day LIBOR rate approximated 0.25% and 0.24% at October 31, 2010 and 2009. The Company had entered into a hedging arrangement to convert $25.0 million of variable interest rate debt to fixed interest rate debt. The current balance outstanding subject to the hedge was $0 and $21,062,500 at October 31, 2010 and 2009 (see Note 14). The swap agreement terminated effective October 29, 2010, therefore, converting from fixed interest rate debt to variable interest upon termination. Interest paid during the years ended October 31, 2010, 2009 and 2008 approximated $5,256,000, $4,345,000 and $5,713,000. The Company had accrued interest of approximately $313,000 and $532,000 at October 31, 2010 and 2009 recorded as accrued expenses on the balance sheet.  Deferred financing costs are amortized over the life of the related credit facilities and are reported as part of interest expense. In 2010, 2009 and 2008, $373,000, $309,000 and $309,000 of deferred financing costs were included as interest expense.

The Company may incur costs in 2011 related to facility consolidations, employee termination costs and other restructuring related activities. These costs may be incurred, in part, as a response to the Company's efforts to overcome the impact of the global economic crisis.

The Company’s non-cash activities for 2010, 2009 and 2008 included equipment purchases of approximately $459,000, $818,000 and $0, and which were financed by a bank. The Company recorded non-cash investing and financing activities for the acquisition of The Herald-Dispatch of approximately $78.5 million in 2007. The Company also accrued approximately $1.6 million for a final working capital payment for the acquisition of The Herald-Dispatch. The working capital payment was made in the first quarter of 2008 totaling approximately $1.6 million.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. Employee Benefit Plan

The Company had a Profit Sharing Plan that covered all eligible employees and qualified as a Savings Plan under Section 401(k) of the Internal Revenue Code. Effective January 1, 1998, the Profit Sharing Plan was merged into The Champion Industries, Inc. 401(k) Plan (the "Plan"). The Plan covers all eligible employees who satisfy the age and service requirements. Each participant may elect to contribute up to 15% of annual compensation and the Company previously contributed 100% of the participant's contribution not to exceed 2% of the participant's annual compensation. The Company eliminated the employer match as previously described in the second quarter of 2010. The Company may make discretionary contributions to the Plan. The Company's expense under these Plans was approximately $121,000, $445,000 and $525,000 for the years ended October 31, 2010, 2009 and 2008.

The Company's accrued vacation liability as of October 31, 2010 and 2009 was approximately $393,000 and $615,000. This item is classified as a component of accrued expenses on the financial statements.

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

The option price per share for incentive stock options shall not be lower than the fair market value of the common stock at the date of grant. The option price per share for non-qualified stock options shall be at such price as the Compensation Committee of the Board of Directors may determine at its sole discretion. All options to date are incentive stock options. There were no options outstanding as of October 31, 2010. Options vest immediately and may be exercised within five years from the date of grant.

A summary of the Company’s stock option activity and related information for the years ended October 31 follows:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2010	Price	2009	Price	2008	Price

Outstanding-beginning of year	220,000	$4.26	311,000	$4.27	330,000	$4.18
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	(19,000)	2.77
Forfeited or expired	(220,000)	4.26	(91,000)	4.29	-	-
Outstanding-end of year	-	-	220,000	4.26	311,000	4.27
Weighted average fair value of options granted during the year	$-		$-		$-

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

 5. Income Taxes

    Income tax expense (benefit) consisted of the following:

	Year Ended October 31,
	2010	2009	2008 (Restated)
Current (benefit) expense:
Federal	$(754,195)	$(1,601,934)	$463,599
State	(333,390)	(170,248)	(130,742)
Deferred expenses (benefit)	1,571,336	(13,957,990)	2,129,999
	$483,751	$(15,730,172)	$2,462,856

Deferred tax assets and liabilities are as follows:

	October 31,
	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$475,365	$497,795
Net operating loss carryforward	1,812,856	555,470
Accrued vacation	142,749	240,311
Other accrued liabilities	682,251	265,681
Interest rate swap	-	385,157
Intangible assets	10,172,785	11,784,699
Gross deferred tax assets	13,286,006	13,729,113

Deferred tax liabilities:
Property and equipment	(3,218,553)	(3,449,830)
Intangible assets	-	-
Gross deferred tax liability	(3,218,553)	(3,449,830)
Net deferred tax asset before valuation allowance	10,067,453	10,279,283

Valuation allowance:
Beginning balance	478,918	291,209
Increase during the period	73,865	187,709
Ending balance	552,783	478,918
Net deferred tax asset	$9,514,670	$9,800,365

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

 The above net deferred tax asset is presented on the balance sheet as follows:
	2010	2009
Deferred tax asset - current	$1,144,519	$1,000,847
Deferred tax assets -non-current	8,370,151	8,799,518
	$9,514,670	$9,800,365

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended October 31,
	2010	2009	2008 (Restated)

Statutory federal income tax rate	34.0%	(34.0)%	34.0%
State taxes, net of federal benefit	(22.1)	(0.7)	3.3
Change in valuation allowance	7.6	0.3	-
Selling expenses	7.2	0.2	1.1
Cash surrender value of life insurance accretion	-	0.4	(0.2)
State apportionment and deferred tax adjustments	23.3	(3.1)	(2.0)
Federal and state tax accrual adjustments	-	(0.1)	(0.8)
Other	(0.2)	0.2	(0.8)
Interest rate swap	-	0.4	-
Effective tax rate	49.8%	(36.4)%	34.6%

Income taxes (refunded) paid during the years ended October 31, 2010, 2009 and 2008 approximated $(1,675,000), $(572,000), and $412,000. The Company recorded an income tax refund at October 31, 2010 and 2009 of $36,000 and $1,911,000. Certain taxable losses for 2010 will be carried back to previous years to the extent allowable by applicable tax laws.

The Company's net operating losses are comprised of net operating losses from operations for both Federal and State as well as net operating losses of acquired companies. The tax affected benefit of these are reflected in the Financial Statements at $1.8 million or approximately $1.3 million net of valuation allowance. The Federal net operating losses may be carried forward 20 years and carried back 2 years whereas the State net operating losses generally cannot be carried back for the Company's purpose and can be carried forward 15-20 years.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

 In June 2006, the FASB issued ASC 740 , this interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The Company adopted the standard addressing "Accounting for Uncertainty in Income Taxes" effective November 1, 2007 with no effect on the Company's consolidated financial statements. As of the date of adoption, the Company had approximately $150,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The Company was notified in April 2008 and an examination began in May 2008 by the IRS covering our fiscal year-end 2005 federal tax return. This audit was completed and settled during the third quarter of 2008. As of October 31, 2010, the Company is subject to U.S. Federal income tax examination for returns filed after October 31, 2007. State Income Tax returns are generally subject to a period of examination for a period of three to five years. Tax interest and penalties are classified as income taxes in the accompanying statements of income and were insignificant for all periods presented. There was no unrecognized tax benefit at October 31, 2010 and 2009. The Company is currently unable to assess whether any significant increase to the unrecognized tax benefit will be recorded during the next 12 months.

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

    A summary of significant related party transactions follows:

	Year Ended October 31,
	2010	2009	2008
Rent expense paid to affiliated entities
for operating facilities	$517,000	$367,000	$434,000
Sales of office products, office furniture and printing services to affiliated entities	913,000	861,000	895,000

In addition, the Company leases property and equipment from unrelated entities under operating leases. Rent expense amounted to $1,334,000, $1,060,000, and $912,000 for the years ended October 31, 2010, 2009 and 2008.

Under the terms and conditions of the above-mentioned leases, the Company is primarily responsible for all taxes, assessments, maintenance, repairs or replacements, utilities and insurance. The Champion Output Solutions' lease excludes taxes and insurance during the initial lease term. Champion Output Solutions subleases approximately 8,500 square feet at an annual rate of approximately $38,000 through June 30, 2011. The Company has renewal options for certain leases covering varying periods.

In addition, the Company purchased vehicles from an entity controlled by family members of its Chief Executive Officer in the amounts of $101,000, $58,000 and $150,000 for the years ended October 31, 2010, 2009 and 2008.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

    Future minimum rental commitments for all non-cancelable operating leases including related party commitments with initial terms of one year or more consisted of the following at October 31, 2010:

2011	$1,197,476
2012	1,036,174
2013	933,316
2014	359,071
2015	51,640
$3,577,677

The Company participates in a self-insurance program for employee health care benefits with affiliates controlled by its Chief Executive Officer and as such is responsible for paying claims of Company participants as required by the plan document. The Company is allocated costs primarily related to the reinsurance premiums based on its proportionate share to provide such benefits to its employees. The Company’s expense related to this program for the years ended October 31, 2010, 2009 and 2008 was approximately $4,307,000, $5,196,000, and $5,017,000.

During 2010, 2009 and 2008, the Company utilized an aircraft from an entity controlled by its Chief Executive Officer and reimbursed the controlled entity for the use of the aircraft, fuel, aircrew, ramp fees and other expenses attendant to the Company’s use, in amounts aggregating $47,000, $49,000, and $56,000. The Company believes that such amounts are at or below the market rate charged by third-party commercial charter companies for similar aircraft.

       The Company exercised its option to purchase a building at 3000 Washington Street, Charleston, WV on June 16, 2009. The Company assigned its option to a related party purchaser and leased the building back from the related party for a period of five years with a call option to purchase the building within the new five year lease period which commenced October 27, 2009 for $1.5 million.

    On December 29, 2009, the Company, Marshall T. Reynolds, Fifth Third Bank, as Administrative Agent for lenders under the Company's Credit Agreement dated September 14, 2007, and the other lenders entered into a Forbearance Agreement. The Forbearance Agreement, among other provisions, required Marshall T. Reynolds to lend to the Company $3,000,000 in exchange for a subordinated unsecured promissory note in like amount, payment of principal and interest on which is prohibited until payment of all liabilities under the Credit Agreement. The subordinated unsecured promissory note, bearing interest at a floating Wall Street Journal prime rate and maturing September 14, 2014, and a debt subordination agreement, both dated December 29,2009, were executed and delivered, and Mr. Reynolds advanced $3,000,000 to the Company. The $3,000,000 was applied to prepayment of $3,000,000 of the Company's loans.  The Forbearance Agreement expired on March 31, 2010 and the Company entered into a Second Amendment and Waiver to Credit Agreement.

As required by the Second Amendment to Credit Agreement, the Company, Marshall T. Reynolds and the Administrative Agent entered into a Contribution Agreement and Cash Collateral Security Agreement dated March 31, 2010 (the "Contribution Agreement") pursuant to which Mr. Reynolds deposited $2,500,000 as cash collateral with the Administrative Agent, which the Administrative Agent may withdraw upon an event of default under the Credit Agreement.

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

The identifiable intangible assets of The Herald-Dispatch are being amortized on a straight-line basis over a period of 20 and 25 years for the subscriber and advertiser base, respectively. The weighted average life of the amortizable intangible assets for the acquisition of The Herald-Dispatch at the acquisition date was approximately 20 years. The trademark and masthead for the acquisition of The Herald-Dispatch was determined to have an indefinite life. The remaining allocation of the purchase price of The Herald-Dispatch was assigned to goodwill. The Company expects to achieve tax deductions associated with non-amortizing intangibles and goodwill of approximately $3.6 million per year for a period of 15 years. In 2009, the Company recorded asset impairment charges of $41.1 million ($25.5 million, net of deferred tax benefit) associated with the acquisition of The Herald-Dispatch (see Note 12).

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

    The Williams Land Corporation had the option to put the 3000 Washington Street building occupied by Syscan to the Company for a purchase price of $1.5 million and the Company had the option to purchase the building for $1.5 million at the conclusion of the five year lease term ending September 1, 2009. This option could be exercised no later than 60 days prior to the end of the lease and closing of said purchase could not exceed 45 days from the end of the lease. The Company exercised its option to purchase this building on June 16, 2009. The Company assigned its option to purchase to a related party and leased the building back from the related party for a period of five years with a call option to purchase the building within the new five year lease period, which commenced October 27, 2009, for $1.5 million.

All of the above transactions have been accounted for using the purchase method of accounting.

9. Industry Segment Information

The Company operates principally in three industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms); the sale of office products and office furniture including interior design services; and publication of The Herald-Dispatch daily newspaper in Huntington, West Virginia with a total daily and Sunday circulation of approximately 23,000 and 29,000 respectively. The Company employs approximately 700 people, of whom approximately 20, or 3%, are covered by collective bargaining agreements, which expire on May 31, 2010 and December 31, 2013, respectively.  Approximately 50% of the employees are currently operating under the expired May 31, 2010 contract.

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

The identifiable assets are reflective of non-GAAP assets reported on the Company's internal balance sheets and are typically adjusted for negative book cash balances, taxes and other items excluded for segment reporting. The total assets reported on the Company's balance sheets as of October 31, 2010, 2009 and 2008 are $92,233,986, $101,021,893 and $141,278,845. The identifiable assets reported below represent $82,813,827, $90,310,975 and $139,581,045.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The table below presents information about reported segments for the years ended October 31:
2010	Printing	Office Products & Furniture	Newspaper	Total
Revenues	$90,106,896	$39,691,717	$15,525,399	$145,324,012
Elimination of intersegment revenue	(9,136,312)	(6,254,129)	-	(15,390,441)
Consolidated revenues	$80,970,584	$33,437,588	$15,525,399	$129,933,571
Operating income	180,802	2,055,990	3,136,502	5,373,294
Depreciation & amortization	3,033,232	131,529	1,135,901	4,300,662
Capital expenditures	742,458	53,556	59,496	855,510
Identifiable assets	40,203,824	7,558,086	35,051,917	82,813,827
Goodwill	2,226,837	1,230,485	11,874,961	15,332,283

2009	Printing	Office Products & Furniture	Newspaper	Total
Revenues	$99,463,762	$42,518,613	$16,393,896	$158,376,271
Elimination of intersegment revenue	(10,473,968)	(6,644,182)	-	(17,118,150)
Consolidated revenues	$88,989,794	$35,874,431	$16,393,896	$141,258,121
Operating income (loss)	(1,166,528)	2,284,729	(38,711,612)	(37,593,411)
Depreciation & amortization	3,370,162	168,659	1,706,117	5,244,938
Capital expenditures	2,606,836	143,533	60,167	2,810,536
Identifiable assets	34,276,584	8,757,366	47,277,025	90,310,975
Goodwill	2,226,837	1,230,485	11,874,961	15,332,283

2008 (Restated)	Printing	Office Products & Furniture	Newspaper	Total
Revenues	$118,634,673	$49,708,630	18,939,250	$187,282,553
Elimination of intersegment revenue	(13,359,482)	(8,168,516)	-	(21,527,998)
Consolidated revenues	$105,275,191	$41,540,114	18,939,250	$165,754,555
Operating income	5,533,022	3,628,716	3,557,697	12,719,435
Depreciation & amortization	3,534,326	214,298	1,635,885	5,384,509
Capital expenditures	2,136,125	84,434	152,563	2,373,122
Identifiable assets	49,649,845	10,484,177	79,447,023	139,581,045
Goodwill	2,226,837	1,230,485	35,437,456	38,894,778

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation of total segment revenue, assets and operating income (loss) to consolidated income (loss) before income taxes for the years ended October 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008 (Restated)
Revenues:
Total segment revenues	$145,324,012	$158,376,271	$187,282,553
Elimination of intersegment revenue	(15,390,441)	(17,118,150)	(21,527,998)
Consolidated revenue	$129,933,571	$141,258,121	$165,754,555

Operating income (loss):
Total segment operating income (loss)	$5,373,294	$(37,593,411)	$12,719,435
Interest income	-	2,771	65,657
Interest expense	(5,414,450)	(5,184,668)	(5,733,677)
Other income (loss)	1,013,041	(475,488)	69,602
Consolidated income (loss) before income taxes	$971,885	$(43,250,796)	$7,121,017

Identifiable assets:
Total segment identifiable assets	$82,813,827	$90,310,975	$139,581,045
Elimination of intersegment assets	9,420,159	10,710,918	1,697,800
Total consolidated assets	$92,233,986	$101,021,893	$141,278,845

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10.  Restructuring and Other Charges

    In 2010, the Company recorded charges related to a restructuring and profitability enhancement plan. This plan was implemented to effectuate certain key initiatives and was an integral component of the Second Amendment and Waiver to the Credit Agreement (Second Amendment). These actions were taken to comply with the provisions and targeted covenants of the Second Amendment and to address the impact of the global economic crisis on the Company. The Company may incur additional costs in future periods to address the ongoing and fluid nature of the economic crisis. The amount of future charges are currently not estimable by the Company.

    The plan was implemented to address several key initiatives including streamlining production and administrative operations, headcount reductions and an overall response to the global economic crisis. The pre-tax charge resulting from these actions was $1.8 million ($1.1 million after tax or $0.11 per share on a basic and diluted basis). The charges were comprised of $1.2 million associated with excess facility and maintenance costs primarily related to operating leases, inventory related costs of $172,000 and costs associated with streamlining production and personnel related separation costs of $468,000. The costs associated with the restructuring and profitability enhancement plan are primarily recorded in the restructuring charges line item as part of operating income. Inventory is recorded as a component of cost of sales.

    The following information summarizes the costs incurred with respect to restructuring, integration and asset impairment charges during the three and twelve months ended October 31, 2010, respectively, these costs are included as a component of the printing segment:

	October 31, 2010
	Three Months Ended	Twelve Months Ended

Occupancy related costs	$-	$1,173,175
Costs incurred to streamline production, personnel and other	103,651	467,621
Inventory	-	171,529
Total	$103,651	$1,812,325

    The activity pertaining to the Company's accruals related to restructuring and other charges since October 31, 2009, including additions and payments made are summarized below:

	Occupancy related costs	Costs incurred to streamline production, personnel and other	Total

Balance at October 31, 2009	$-	$-	$-
2010 expenses	1,173,175	467,621	1,640,796
Paid in 2010	(135,627)	(459,159)	(594,786)
Balance at October 31, 2010	$1,037,548	$8,462	$1,046,010

     During 2010 and 2009, the U.S. recession had a negative impact on the Company's operations across multiple segment lines. The newspaper operating segment reflected lower operating revenues in both advertising and circulation. In response to this difficult operating environment the Company initiated a cost reduction plan and eliminated 24 employee positions, or approximately 15% of the workforce, at the Champion Publishing subsidiary in 2009.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Fair Value of Financial Instruments

             The Company's interest rate swap derivative liability is based on third party valuation models, and is therefore classified as having Level 2 inputs as of October 31, 2009. The interest rate swap agreement expired on October 29, 2010 therefore there is no balance at October 31, 2010.

    The Fair Value Option for Financial Assets and Financial Liabilities permits entities to choose to measure at fair value many financial instruments and certain other items at fair value that are not currently required to be measured. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The Fair Value Option did not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value.  The Fair Value Option was effective for fiscal years beginning after November 15, 2007. The Company elected to not apply the provisions of The Fair Value Option.

    The Company measures and records in the accompanying consolidated financial statements certain liabilities at fair value on a recurring basis. There is a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 - Quoted market prices in active markets for identical assets or liabilities

Level 2 - Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 - Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

The following table summarizes the financial instruments measured at fair value in the accompanying consolidated balance sheet as of October 31, 2010, and 2009 and recorded as other liabilities (current):

	Fair Value Measurements as of
	October 31, 2010 and 2009
	Level 1	Level 2	Level 3	Total
Liabilities:
Interest rate swap (2010)	$-	$-	$-	$-
Interest rate swap (2009)	-	962,893	-	962,893

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12. Acquired Intangible Assets and Goodwill
	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Non-compete agreement	$1,000,000	$880,952	$1,000,000	$738,095
Customer relationships	2,451,073	782,739	2,451,073	660,641
Advertising and subscriber base	4,989,768	1,656,997	4,989,768	1,509,335
Other	564,946	489,738	564,946	452,638
	9,005,787	3,810,426	9,005,787	3,360,709

Unamortizable intangible assets:
Goodwill	15,839,561	507,278	15,839,561	507,278
Trademark and masthead	10,001,812	-	10,001,812	-
	25,841,373	507,278	25,841,373	507,278

Total goodwill and other intangibles	$34,847,160	$4,317,704	$34,847,160	$3,867,987

    In accordance with GAAP, a two-step impairment test is performed on goodwill. In the first step, a comparison is made of the estimated fair value of a reporting unit to its carrying value. If the carrying value of a reporting unit exceeds the estimated fair value, the second step of the impairment test is required. In the second step, an estimate of the current fair values of all assets and liabilities is made to determine the amount of implied goodwill and consequently the amount of any goodwill impairment.

    In connection with our annual impairment testing of goodwill and other intangible assets conducted in the fourth quarter of 2009, we recorded a charge of $41.1 million ($25.5 million, net of deferred tax benefit) for impairment of the value of the goodwill and other intangible assets, which resulted from the 2007 acquisition of The Herald-Dispatch daily newspaper in Huntington, WV. This charge resulted in impairment charges of trademark and masthead of $8.5 million, subscriber base asset of $2.2 million, advertiser base asset $6.8 million and goodwill $23.6 million. The associated deferred tax benefit of these charges approximated $15.6 million. There were no impairment charges as a result of our annual impairment testing in 2010.

    During 2009, the U.S. recession had a negative impact on the Company's operations across multiple segment lines. The newspaper operating segment reflected lower operating revenues in both advertising and circulation. In response to this difficult operating environment the Company initiated a cost reduction plan and eliminated 24 employee positions, or approximately 15% of the workforce, at the Champion Publishing subsidiary.

    The Company determined that it should perform impairment testing of goodwill and intangible assets during the fourth quarter of 2009, due, in part, to declines in our stock price, increased volatility in operating results and declines in market transactions in the industry.  The valuation methodology utilized to estimate the fair value of the newspaper operating segment was based on both the market and income approach. The Company then undertook the next step in the impairment testing process by determining the fair value of assets and liabilities within this reporting unit. The implied fair values of goodwill and other intangibles for this reporting unit was less than the carrying amount by $41.1 million ($25.5 million net of deferred tax benefit) based on the analysis by the Company and with assistance of third party valuation specialists, and therefore an impairment charge in this amount was taken. The goodwill and other intangible assets will continue to be amortized for tax purposes over its remaining life in accordance with applicable internal revenue service standards.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company has other reporting units within Goodwill. The Company evaluated these reporting units during the fourth quarter of 2010 and 2009, and while the estimated fair value of these reporting units declined from 2008, the estimated carrying value of each of our other reporting units exceeded their carrying values in 2010 and 2009. As a result, no additional testing or impairment charges were necessary.

Amortization expense for the years ended October 31, 2010, 2009 and 2008 was $450,000, $1,034,000 and $1,048,000 respectively. A non-compete agreement is being amortized over a period of seven years and the customer relationships are being amortized over a period of 20 years. These items are both related to the acquisition of Syscan in 2004. The advertising and subscribers bases related to the acquisition of The Herald-Dispatch are being amortized over 25 and 20 years respectively. The trademark and masthead associated with the acquisition of The Herald-Dispatch are non-amortizing assets. The weighted average remaining life of the Company's amortizable intangible assets was approximately 18 years. Estimated amortization expense for each of the following years is:

2011	$417,309
2012	292,760
2013	287,261
2014	275,970
2015	269,761
Thereafter	3,652,300
$5,195,361

The changes in the carrying amount of goodwill, trademark and masthead and other amortizing intangibles for the years ended October 31, 2010 and 2009 were:

Goodwill:
	Printing	Office Products and Furniture	Newspaper	Total

Balance as of October 31, 2008
Goodwill	$2,226,837	$1,230,485	$35,437,456	$38,894,778
Accumulated impairment losses	-	-	-	-
	2,226,837	1,230,485	35,437,456	38,894,778
Goodwill acquired Fiscal 2009	-	-	-	-
Impairment losses Fiscal 2009	-	-	(23,562,495)	(23,562,495)
Balance at October 31, 2009
Goodwill	2,226,837	1,230,485	35,437,456	38,894,778
Accumulated Impairment losses	-	-	(23,562,495)	(23,562,495)
	2,226,837	1,230,485	11,874,961	15,332,283
Goodwill acquired Fiscal 2010	-	-	-	-
Impairment losses Fiscal 2010	-	-	-	-
Balance at October 31, 2010
Goodwill	2,226,837	1,230,485	35,437,456	38,894,778
Accumulated Impairment Losses	-	-	(23,562,495)	(23,562,495)
	$2,226,837	$1,230,485	$11,874,961	$15,332,283

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Trademark and Masthead:
	Printing	Office Products and Furniture	Newspaper	Total

Balance as of October 31, 2008
Trademark and Masthead	$-	$-	$18,515,316	$18,515,316
Accumulated impairment losses	-	-	-	-
	-	-	18,515,316	18,515,316
Trademark and Masthead acquired Fiscal 2009	-	-	-	-
Impairment losses Fiscal 2009	-	-	(8,513,504)	(8,513,504)
Balance at October 31, 2009
Trademark and Masthead	-	-	18,515,316	18,515,316
Accumulated Impairment losses	-	-	(8,513,504)	(8,513,504)
	-	-	10,001,812	10,001,812
Trademark and Masthead acquired Fiscal 2010	-	-	-	-
Impairment losses Fiscal 2010	-	-	-	-
Balance at October 31, 2010
Trademark and Masthead	-	-	18,515,316	18,515,316
Accumulated Impairment Losses	-	-	(8,513,504)	(8,513,504)
	$-	$-	$10,001,812	$10,001,812

Amortizing Intangible Assets (net of amortization expense):
	Printing	Office Products and Furniture	Newspaper	Total

Balance as of October 31, 2008
Amortizing Intangible Assets (net of amortization expense)	$938,412	$1,540,998	$13,251,431	$15,730,841
Accumulated impairment losses	-	-	-	-
	938,412	1,540,998	13,251,431	15,730,841
Amortizing Intangible Assets (net of amortization expense) acquired Fiscal 2009	-	-	-	-
Impairment losses Fiscal 2009	-	-	(9,051,484)	(9,051,484)
Amortization expense	138,571	176,195	719,513	1,034,279
Balance at October 31, 2009
Amortizing Intangible Assets (net of amortization expense)	799,841	1,364,803	12,531,918	14,696,562
Accumulated Impairment losses	-	-	(9,051,484)	(9,051,484)
	799,841	1,364,803	3,480,434	5,645,078
Amortizing Intangible Assets (net of amortization expense) acquired Fiscal 2010	-	-	-	-
Impairment losses Fiscal 2010	-	-	-	-
Amortization expense	125,862	176,195	147,660	449,717
Balance at October 31, 2010
Amortizing Intangible Assets (net of amortization expense)	673,979	1,188,608	12,384,258	14,246,845
Accumulated Impairment Losses	-	-	(9,051,484)	(9,051,484)
	$673,979	$1,188,608	$3,332,774	$5,195,361

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

Goodwill and Intangible Assets

We evaluate the recoverability of the goodwill and intangible assets of each of our reporting units, as required, by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based on historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit.

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

Financial Instruments

        In managing interest rate risk exposure, the Company enters into interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement. These instruments are not entered into for trading purposes. Counter Parties to the Company’s interest rate swap agreements are major financial institutions. In accordance with applicable accounting guidance, the Company recognizes interest rate swap agreements on the balance sheet at fair value.

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

    At September 28, 2007, the Company was party to an interest rate swap agreement which terminated on October 31, 2010. The swap agreement is with a major financial institution and aggregates an initial $25 million in notional principal amount $19.8 million  and $21 million of outstanding notional principal at October 29, 2010 and October 31, 2009. This swap agreement effectively converted $25 million of variable interest rate debt to fixed rate debt. The swap agreement requires the Company to make fixed interest payments based on an average effective rate of 4.78% and receive variable interest payments from its counterparties based on one-month LIBOR (actual rate of 0.25 and 0.24% at October 31, 2010 and 2009). In fiscal 2010, 2009 and 2008, the Company recorded a net change in the fair value of the fixed interest rate swap agreement in the amount of $407,289, $(19,823), and $(546,563), net of income tax as other comprehensive income (loss). In 2009 ineffectiveness resulting in a $0.6 million loss, was charged to other expense on the Consolidated Statements of Operations. This loss resulted from the termination of LIBOR borrowing eligibility by the Administrative Agent under the Company's Credit Agreement. In 2010, the Company recorded $0.3 million, or $0.2 million net of tax as other income in the first quarter of 2010 prior to the Administrative Agent reinstating the LIBOR borrowing option in the second quarter of 2010. The interest rate swap was re-designated as a cash flow hedge in the second quarter of 2010 and upon expiration of the swap derivative on October 29, 2010 $0.7 million, or $0.4 million net of tax was reclassified into earnings. The net additional interest payments made or received under this swap agreement are recognized in interest expense.

15. Earnings Per Share

Earnings (loss) per share (EPS) were computed as follows:

	Income (loss)	Weighted Average Shares	Per Share Amount
Year Ended October 31, 2010
Net Income	$488,134
Basic earnings per share
Income available to common shareholders	488,134	9,988,000	$0.05
Effect of dilutive securities stock options		-
Diluted earnings per share
Income available to common shareholders and assumed conversions	$488,134	9,988,000	$0.05

Year Ended October 31, 2009
Net Loss	$(27,520,624)
Basic loss per share
Loss available to common shareholders	(27,520,624)	9,988,000	$(2.76)
Effect of dilutive securities stock options		-
Diluted loss per share
Loss available to common shareholders and assumed conversions	$(27,520,624)	9,988,000	$(2.76)

Year Ended October 31, 2008 (Restated)
Net Income	$4,658,161
Basic earnings per share
Income available to common shareholders	4,658,161	9,986,000	$0.47
Effect of dilutive securities stock options		38,000
Diluted earnings per share
Loss available to common shareholders and assumed conversions	$4,658,161	10,024,000	$0.46

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

16. Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended October 31, 2010 and 2009.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
2010	$32,387,000	$33,739,000	$31,890,000	$31,918,000
2009	$36,891,000	$36,140,000	$34,356,000	$33,871,000

Gross profit
2010	$9,606,000	$10,410,000	$9,028,000	$9,579,000
2009	$9,779,000	$10,439,000	$9,666,000	$10,944,000

Net income (loss)
2010	$(213,000)	$333,000	$(570,000)	$938,000
2009 (Restated)	$(634,000)	$295,000	$(307,000)	$(26,875,000)
Earnings (loss) per share
Basic
2010	$(0.02)	$0.03	$(0.06)	$0.09
2009 (Restated)	$(0.06)	$0.03	$(0.03)	$(2.69)

Diluted
2010	$(0.02)	$0.03	$(0.06)	$0.09
2009 (Restated)	$(0.06)	$0.03	$(0.03)	$(2.69)

Weighted average shares outstanding
Basic
2010	9,988,000	9,988,000	9,988,000	9,988,000
2009	9,988,000	9,988,000	9,988,000	9,988,000

Diluted
2010	9,988,000	9,988,000	9,988,000	9,988,000
2009	9,988,000	9,988,000	9,988,000	9,988,000

Champion Industries, Inc. and Subsidiaries

 Schedule II

Valuation and Qualifying Accounts

Years Ended October 31, 2010, 2009 and 2008

Description	Balance at beginning of period	Balances of acquired companies	Additions charged to costs and expense	Deductions(1)	Balance at end of period
2010
Allowance for doubtful accounts	$1,353,021	$-	$370,333	$(426,411)	$1,296,943

2009
Allowance for doubtful accounts	$1,851,485	$-	$876,145	$(1,374,609)	$1,353,021

2008
Allowance for doubtful accounts	$1,511,037	$-	$854,283	$(513,835)	1,851,485

(1) Uncollectible accounts written off, net of recoveries.