Form 10-Q
period 2011-03-11
CHAMPION INDUSTRIES INC
filed 2011-03-11
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____No  ✓.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2011
Common stock, $1.00 par value per share	9,987,913 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	January 31,	October 31,
	2011 (Unaudited)	2010 (Audited)
Current assets:
Accounts receivable, net of allowance of $1,099,000 and $1,297,000	$18,163,402	$18,133,748
Inventories	9,288,266	9,690,333
Income tax refund	-	36,293
Other current assets	1,375,938	652,178
Deferred income tax assets	1,144,519	1,144,519
Total current assets	29,972,125	29,657,071

Property and equipment, at cost:
Land	2,016,148	2,016,148
Buildings and improvements	11,860,349	11,843,376
Machinery and equipment	55,095,709	55,025,237
Furniture and fixtures	4,188,751	4,171,194
Vehicles	3,308,978	3,266,898
	76,469,935	76,322,853
Less accumulated depreciation	(54,731,538)	(53,949,280)
	21,738,397	22,373,573

Goodwill	15,332,283	15,332,283
Deferred financing costs	1,161,643	1,267,174
Other intangibles, net of accumulated amortization	5,085,082	5,195,361
Trademark and masthead	10,001,812	10,001,812
Deferred tax asset, net of current portion	8,370,151	8,370,151
Other assets	35,270	36,561
	39,986,241	40,203,342
Total assets	$91,696,763	$92,233,986

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	January 31,	October 31,
	2011 (Unaudited)	2010 (Audited)
Current liabilities:
Negative book cash balances	$2,202,315	$1,013,713
Accounts payable	3,328,994	4,116,087
Deferred revenue	904,295	720,549
Accrued payroll and commissions	1,491,551	2,115,922
Taxes accrued and withheld	1,040,198	1,125,726
Accrued expenses	1,983,246	1,930,327
Accrued income taxes	29,612	-
Current portion of long-term debt:
Notes payable	5,519,903	5,484,842
Total current liabilities	16,500,114	16,507,166

Long-term debt, net of current portion:
Line of credit	11,101,742	10,425,496
Notes payable	40,594,312	41,873,500
Other liabilities	5,100	5,550
Total liabilities	68,201,268	68,811,712
Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,987,913 shares issued and outstanding	9,987,913	9,987,913
Additional paid-in capital	22,768,610	22,768,610
Retained deficit	(9,261,028)	(9,334,249)
Total shareholders’ equity	23,495,495	23,422,274
Total liabilities and shareholders’ equity	$91,696,763	$92,233,986

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended January 31,
	2011	2010
Revenues:
Printing	$19,558,178	$19,749,471
Office products and office furniture	8,339,302	8,261,714
Newspaper	4,007,675	4,376,061
Total revenues	31,905,155	32,387,246

Cost of sales and newspaper operating costs:
Printing	15,120,842	14,721,374
Office products and office furniture	6,099,486	5,931,021
Newspaper cost of sales and operating costs	2,175,222	2,128,606
Total cost of sales and newspaper operating costs	23,395,550	22,781,001
Gross profit	8,509,605	9,606,245

Selling, general and administrative expenses	7,216,662	8,716,644
Restructuring charges	220,658	-

Income from operations	1,072,285	889,601

Other income (expenses):
Interest expense	(968,822)	(1,569,812)
Other	16,681	304,581
	(952,141)	(1,265,231)

Income (loss) before income taxes	120,144	(375,630)
Income tax (expense) benefit	(46,923)	162,944
Net income (loss)	$73,221	$(212,686)

Income (loss) per share
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

Weighted average shares outstanding:
Basic	9,988,000	9,988,000
Diluted	9,988,000	9,988,000
Dividends per share	$-	$-

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, October 31, 2010	9,987,913	$9,987,913	$22,768,610	$(9,334,249)	$-	$23,422,274

Comprehensive income:
Net Income	-	-	-	73,221	-	73,221
Total comprehensive income	-	-	-	73,221	-	73,221

Balance, January 31, 2011	9,987,913	$9,987,913	$22,768,610	$(9,261,028)	$-	$23,495,495

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended January 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$73,221	$(212,686)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	1,010,330	1,217,641
(Gain) on sale of assets	(2,459)	(1,075)
Deferred income taxes	-	455,333
Deferred financing costs	105,530	77,368
Bad debt expense	21,497	102,966
Restructuring charges	249,509	-
(Gain) on hedging agreements	-	(284,079)
Changes in assets and liabilities:
Accounts receivable	(51,150)	629,633
Inventories	402,067	581,920
Other current assets	(723,760)	(336,060)
Accounts payable	(2,009,202)	1,656,570
Accrued payroll and commission	(624,372)	(665,595)
Deferred revenue	51,522
Taxes accrued and withheld	(85,528)	302,904
Income taxes	65,905	(610,892)
Accrued expenses	1,157,743	119,172
Other liabilities	(450)	(450)
Net cash (used in) provided by operating activities	(359,597)	3,032,670

Cash flows from investing activities:
Purchases of property and equipment	(150,546)	(107,203)
Proceeds from sales of fixed assets	24,326	9,392
Change in other assets	1,291	1,292
Net cash used in investing activities	(124,929)	(96,519)

Cash flows from financing activities:
Borrowing on line of credit	14,860,000	8,520,000
Payments on line of credit	(14,160,000)	(7,960,000)
Increase in negative book cash balances	1,188,603	670,812
Principal payments on long-term debt	(1,404,077)	(5,326,245)
Dividends paid	-	-
Net cash provided by (used in) financing activities	484,526	(4,095,433)
Net (decrease) in cash and cash equivalents	-	(1,159,282)
Cash and cash equivalents, beginning of period	-	1,159,282
Cash and cash equivalents, end of period	$-	$-
See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
January 31, 2011

1. Basis of Presentation, Business Operations and Recent Accounting Pronouncements

The foregoing financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 2010, and related notes thereto contained in Champion Industries, Inc.’s Form 10-K filed January 28, 2011. The accompanying interim financial information is unaudited. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. The balance sheet information as of October 31, 2010 was derived from our audited financial statements.

2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. There was no dilutive effect of stock options for the three months ended January 31, 2011 and 2010.

3. Accounts Receivable, Allowance for Doubtful Accounts and Revenue Recognition

Accounts Receivable: Accounts receivable are stated at the amount billed to customers. Accounts receivable are ordinarily due 30 days from the invoice date. The Company encounters risks associated with sales and the collection of the associated accounts receivable. As such, the Company records a monthly provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate monthly provision, the Company primarily utilizes a historical rate of accounts receivable written off as a percentage of total revenue. This historical rate is applied to the current revenues on a monthly basis. The historical rate is updated periodically based on events that may change the rate such as a significant increase or decrease in collection performance and timing of payments as well as the calculated total exposure in relation to the allowance. Periodically, the Company compares the identified credit risks with the allowance that has been established using historical experience and adjusts the allowance accordingly.

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

Inventories consisted of the following:

	January 31, 2011	October 31, 2010
Printing and newspaper:
Raw materials	$2,543,686	$2,897,036
Work in process	1,149,234	1,130,291
Finished goods	3,262,605	3,451,815
Office products and office furniture	2,332,741	2,211,191
	$9,288,266	$9,690,333

5. Long-Term Debt

Long-term debt consisted of the following:
	January 31,	October 31,
	2011	2010
Installment notes payable to banks & shareholder	$4,281,237	$4,300,364
Term loan facility with syndicate of banks	41,832,978	43,057,978
	46,114,215	47,358,342
Less current portion	5,519,903	5,484,842
Long-term debt, net of current portion	$40,594,312	$41,873,500

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

•
a $17,000,000 revolving credit facility with a sublimit of up to $3,000,000 for letters of credit and $3,000,000 for swing line loans. Outstanding borrowings, thereunder, may not exceed the sum of (1) up to 85% of eligible receivable plus (b) up to the lesser of $6,000,000 or 50% of eligible inventory.

•	at the Company's option, interest at a LIBOR Rate, so long as no default exists.
•	post-default increase in interest rate of 2%.
•	amendment of various financial covenants.
•	fixed charge coverage ratio is required to be 1.0:1.0 through January 31, 2011; 1.1:1.0 through January 31, 2012 and 1.20:1.00 thereafter
•	leverage ratio shall not be greater then 6.5:1.00 at April 30, 2010 with 0.5:1.00 step-downs quarterly through April 30, 2011 and 0.25:1.00 quarterly step-downs through April 30, 2012.
•
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

•	maximum capital expenditures are limited to $2,000,000 per fiscal year for the years ended October 31, 2010 and 2011 and $2,500,000 thereafter.
•
enhanced reporting by the Company to Administrative Agent, including monthly reports and conference calls, quarterly reports by the Company's independent auditors of restructuring charges and organizational expense reductions.

•	application of the Company's income tax refunds applied to reduce indebtedness under the Credit Agreement.
•	Restrictions on payment of dividends based on various covenant compliance thresholds.

The Company was in compliance with the covenants of its credit agreements at January 31, 2011 as set forth in the filing by the Company of the applicable compliance certificate for such period. Failure to maintain compliance with financial covenants as required by our credit facility could result in default and acceleration of amounts due under those facilities. The Company is required to maintain a minimum of $750,000 of compensating balances with the Administrative Agent under the terms of its Credit Agreement.

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

In connection with the Contribution Agreement, the Company executed and delivered to Mr. Reynolds a Subordinated Promissory Note in amount of $2,500,000, payment of principal and interest on which is prohibited prior to January 31, 2011, and thereafter only with the Administrative Agent's consent. The Subordinated Promissory Note bears interest  at the Wall Street Journal prime rate (3.25% at inception and at January 31, 2011), matures September 14, 2014 and is unsecured.

The Company had borrowed under its $17.0 million line of credit approximately $11.1 million at January 31, 2011. Pursuant to the terms of the Second Amendment, the Company's borrowing base certificate as submitted to the Administrative Agent reflected minimum excess availability of $4.3 million as of January 31, 2011. The minimum excess availability is subject to a $1.0 million reserve and may be adjusted by the Administrative Agent.

The Company is required to make certain mandatory payments on its credit facilities related to (1) net proceeds received from a loss subject to applicable thresholds, (2) equity proceeds and (3) effective January 31, 2009, and continuing each year thereafter under the terms of the agreement the Company is required to prepay its credit facilities by 75% of excess cash flow for its most recently completed fiscal year. The excess cash flow for purposes of this calculation is defined as the difference (if any) between (a) EBITDA for such period and (b) federal, state and local income taxes paid in cash during such period plus capital expenditures during such period not financed with indebtedness plus interest expense paid in cash during such period plus the aggregate amount of scheduled payments made by the Company and its Subsidiaries during such period in respect of all principal on all indebtedness (whether at maturity, as a result of mandatory sinking fund redemption, or otherwise), plus restricted payments paid in cash by the Company during such period in compliance with the Credit Agreement. The Company had no prepayment obligation due under its prepayment obligation for fiscal 2009 and 2010 that would have been payable January 2010 and 2011 pursuant to the applicable calculations of the Second Amendment to the Credit Agreement.

The Company may incur costs in 2011 related to facility consolidations, employee termination costs and other restructuring related activities. These costs may be incurred, in part, as a response to the Company's efforts to overcome the impact of the global economic crisis.

The non-cash financing and investing activities for the three months ended January 31, 2011 and 2010 related primarily to equipment and vehicle purchases of $136,000 in 2011 and $103,000 in 2010.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

6. Commitments and Contingencies

As of January 31, 2011 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2011	2012	2013	2014	2015	Residual	Total

Non-cancelable operating leases	$926,431	$1,042,154	$1,036,454	$887,296	$313,052	$5,620	$4,211,007

Revolving line of credit	-	11,101,742	-	-	-	-	11,101,742

Term debt	4,158,224	5,402,893	33,483,083	3,070,015	-	-	46,114,215

	$5,084,655	$17,546,789	$34,519,537	$3,957,311	$313,052	$5,620	$61,426,964

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

7. Industry Segment Information

The Company operates principally in three industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms), the sale of office products and office furniture including interior design services and publication of The Herald-Dispatch daily newspaper in Huntington, West Virginia, with a total daily and Sunday circulation of approximately 23,000 and 29,000, respectively.

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

The identifiable assets are reflective of non-GAAP assets reported on the Company's internal balance sheets and are typically adjusted for negative book cash balances, taxes, and other items excluded for segment reporting. The total assets reported on the Company's balance sheet as of January 31, 2011 and 2010 are $91,696,763 and $97,945,559 . The identifiable assets reported above represent $81,124,296 and $86,408,270 at January 31, 2011 and 2010.

The table below presents information about reported segments for the three months ended January 31:

2011 Quarter 1	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$21,082,580	$9,993,003	$4,007,675	$35,083,258
Elimination of intersegment revenue	(1,524,402)	(1,653,701)	-	(3,178,103)

Consolidated revenues	$19,558,178	$8,339,302	$4,007,675	$31,905,155
Operating income (loss)	(109,653)	345,729	836,209	1,072,285
Depreciation & amortization	692,329	33,872	284,129	1,010,330
Capital expenditures	252,212	17,557	16,973	286,742
Identifiable assets	39,222,493	6,660,642	35,241,161	81,124,296
Goodwill	2,226,837	1,230,485	11,874,961	15,332,283

2010 Quarter 1	Printing	Office Products and Furniture	Newspaper	Total

Revenues	$22,396,030	$9,892,392	$4,376,061	$36,664,483
Elimination of intersegment revenue	(2,646,559)	(1,630,678)	-	(4,277,237)

Consolidated revenues	$19,749,471	$8,261,714	$4,376,061	$32,387,246
Operating income (loss)	(494,561)	369,251	1,014,911	889,601
Depreciation & amortization	786,190	37,833	393,618	1,217,641
Capital expenditures	181,079	4,046	25,341	210,466
Identifiable assets	42,942,206	6,987,433	36,478,631	86,408,270
Goodwill	2,226,837	1,230,485	11,874,961	15,332,283

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

A reconciliation of total segment revenues and of total segment operating income to consolidated income (loss) before income taxes, for the three months ended January 31, 2011 and 2010, is as follows:

	Three months ended January 31,
	2011	2010
Revenues:
Total segment revenues	$35,083,258	$36,664,483
Elimination of intersegment revenue	(3,178,103)	(4,277,237)

Consolidated revenue	$31,905,155	$32,387,246

Operating Income:
Total segment operating income	$1,072,285	$889,601

Interest income	-	-

Interest expense	(968,822)	(1,569,812)

Other income	16,681	304,581

Consolidated income (loss) before income taxes	$120,144	$(375,630)

Identifiable assets:
Total segment identifiable assets	$81,124,296	$86,408,270
Assets not allocated to a segment	10,572,467	11,537,289

Total consolidated assets	$91,696,763	$97,945,559

8. Fair Value of Financial Instruments, Derivative Instruments and Hedging Activities

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

At September 28, 2007, the Company was party to an interest rate swap agreement which terminated on October 29, 2010.  The swap agreement was with a major financial institution and aggregated $25 million in notional principal amount representing approximately $20.6 million of outstanding notional principal at January 31, 2010. This swap agreement effectively converted $25 million of variable interest rate debt to fixed rate debt. The swap agreement required the Company to make fixed interest payments based on an average effective rate of 4.78% and receive variable interest payments from its counterparties based on one-month LIBOR (actual rate of 0.23% at January 31, 2010). In the three months ended January 31, 2010 the Company recorded as a component of other income $284,000, related to its hedging arrangement, or $170,000 net of income tax.  Due to the termination of LIBOR borrowing eligibility from the Administrative Agent the Company recorded a loss in 2009 from ineffectiveness in its hedging arrangement.

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

The Company's interest rate swap derivative liability is based on third party valuation models, and is therefore classified as having level 2 inputs as of January 31, 2010. The interest rate swap agreement expired on October 29, 2010; and therefore there is no balance at January 31, 2011.

	Fair Value Measurements as of January 31, 2011 and 2010
Liabilities:	Level 1	Level 2	Level 3	Total
Interest rate swap at (2011)	$-	$-	$-	$-
Interest rate swap at (2010)	$-	$678,814	$-	$678,814

9.  Restructuring of Operations

In fiscal 2010 and the first quarter of fiscal 2011, the Company recorded charges related to a restructuring and profitability enhancement plan; and to respond to the fluid nature the economic crisis has had on the Company. This plan was implemented to effectuate certain key initiatives and was an integral component of the Second Amendment and Waiver to the Credit Agreement (Second Amendment). These actions were taken to comply with the provisions and targeted covenants of the Second Amendment and to address the impact of the global economic crisis on the Company. The Company may incur additional costs in future periods to address the ongoing and fluid nature of the economic crisis. The amount of future charges are currently not estimable by the Company.

The plan was implemented to address several key initiatives including streamlining production and administrative operations, headcount reductions and an overall response to the global economic crisis. The aggregate pre-tax charge resulting from these actions was $2.1 million ($1.2 million after tax or $0.12 per share on a basic and diluted basis). The charges were comprised of $1.3 million associated with excess facility and maintenance costs primarily related to operating leases, inventory related costs of $200,000 and costs associated with streamlining production and personnel related separation costs of $565,000. The costs associated with the restructuring and profitability enhancement plan are primarily recorded in the restructuring charges line item as part of operating income. Inventory is recorded as a component of cost of sales.

The following information summarizes the costs incurred with respect to restructuring, integration and asset impairment charges during the three months ended January 31, 2011 and 2010, as well as the cumulative total of such costs representing fiscal 2010 and the first quarter of 2011, respectively, and such costs are included as a component of the printing segment:

	Three Months Ended January 31, 2011	Three Months Ended January 31, 2010	Cumulative Total
Occupancy related costs	$123,553	$-	$1,296,728
Costs incurred to streamline production, personnel and other	97,105	-	564,726
Inventory	28,851	-	200,380
Total	$249,509	$-	$2,061,834

The activity pertaining to the Company’s accruals related to restructuring and other charges since October 31, 2010, including additions and payments made are summarized below:

	Occupancy related costs	Costs incurred to streamline production, personnel and other	Total

Balance at October 31, 2010	$1,037,548	$8,462	$1,046,010
2011 expenses	123,553	97,105	220,658
Paid in 2011	(88,291)	(79,413)	(167,704)

Balance at January 31, 2011	$1,072,810	$26,154	$1,098,964

Champion Industries, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Consolidated Statements of Operations as a percentage of total revenues.

	Three Months Ended January 31 ($ In thousands)
	2011		2010
Revenues:
Printing	$19,558	61.3%	$19,749	61.0%
Office products and office furniture	8,339	26.1	8,262	25.5
Newspaper	4,008	12.6	4,376	13.5
Total revenues	31,905	100.0	32,387	100.0
Cost of sales and newspaper operating costs:
Printing	15,121	47.4	14,721	45.4
Office products and office furniture	6,099	19.1	5,931	18.3
Newspaper cost of sales and operating costs	2,175	6.8	2,129	6.6
Total cost of sales and newspaper operating costs	23,395	73.3	22,781	70.3
Gross profit	8,510	26.7	9,606	29.7
Selling, general and administrative expenses	7,216	22.6	8,717	26.9
Restructuring charges	221	0.7	-	-
Income from operations	1,073	3.4	889	2.8
Interest expense	(969)	(3.0)	(1,570)	(4.9)
Other income	16	0.0	305	0.9
Income (loss) before taxes	120	0.4	(376)	(1.2)
Income tax (expense) benefit	(47)	(0.2)	163	0.5
Net income (loss)	$73	0.2%	$(213)	(0.7)%

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended January 31, 2011 Compared to Three Months Ended January 31, 2010

Revenues

Total revenues decreased 1.5% in the first quarter of 2011 compared to the same period in 2010, to $31.9 million from $32.4 million. Printing revenue decreased 1.0% in the first quarter of 2011, to $19.6 million, from $19.7 million in the first quarter of 2010. Office products and office furniture revenue increased 0.9% in the first quarter of 2011 with approximately $8.3 million in revenue for the first quarter 2011 and 2010. The Company recorded newspaper revenues from the Herald-Dispatch of approximately $4.0 million, consisting of advertising revenue of approximately $3.1 million and $0.9 million in circulation revenues for the first quarter of 2011. This compares to newspaper revenues of approximately $4.4 million, consisting of advertising revenue of approximately $3.4 million and $1.0 million in circulation revenues for the first quarter of 2010. The decrease in newspaper revenues is primarily associated with a decrease in advertising revenues which we believe is reflective of macro-industry dynamics coupled with the residual effect of the global economic crisis.

Cost of Sales

Total cost of sales increased  2.7% in the first quarter of 2011, to $23.4  million from $22.8 million in the first quarter of 2010. Printing cost of sales in the first quarter of 2011 increased $0.4 million over the prior year and increased as a percent of printing sales to 77.3% in 2011 from 74.5% in 2010.  The increase in printing cost of sales as a percentage of printing sales is primarily related to higher material costs as a percent of printing sales. Office products and office furniture cost of sales increased in 2011 from 2010 levels to $6.1 million in the first quarter of 2011, from $5.9 million in the first quarter of 2010, and increased as a percent of sales to  73.1% in 2011 from 71.8% in 2010. Newspaper cost of sales and operating costs increased to $2.2 million in the first quarter of 2011, from $2.1 million in the first quarter of 2010, and as a percent of newspaper sales were  54.3% for the three months ended January 31, 2011 compared with 48.6% for the three months ended January 31, 2010.

Operating Expenses

In the first quarter of 2011, selling, general and administrative expenses (S,G&A) decreased on a gross dollar basis to $7.2  million from $8.7 million in 2010, a decrease of $1.5  million. As a percentage of total sales, the expenses decreased on a quarter to quarter basis in 2011 to  22.6% from 26.9% in 2010. The decrease in S,G&A as a percent of sales was primarily reflective of additional cost reduction initiatives implemented in 2010 of which a full quarter's benefit was reflected in the first quarter of 2011. These initiatives were initiated by the Company in response to the global economic crisis.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Income from Operations and Other Income and Expenses

Income from operations increased in the first quarter of 2011 to $1.1 million from $0.9 million in the first quarter of 2010. This increase is the result of improved operating results primarily from the Company's printing segment. These improved results were partially offset by restructuring related charges of approximately $250,000, of which $29,000 is reflected as a  component of cost of goods sold and $221,000 is reflected as restructuring charges. These charges were incurred, in part, as a response to the global economic crisis. These additional costs were incurred as a result of the ongoing and fluid nature of the economic crisis and its related impact on our operations.

Other expenses (net), decreased approximately $0.3 million from 2010 to 2011 primarily due to decreases in interest expense, resulting from lower rates primarily associated with the expiration of an interest rate swap contract in the fourth quarter of 2010. This decrease was partially offset by a decrease in other income in 2011, due to other income in 2010 resulting from a hedging arrangement.

Income Taxes

The Company’s effective income tax rate was an expense of  39.1% in the first quarter of 2011 and a benefit of 43.4% for the first quarter of 2010. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income (loss)

Net loss for the first quarter of 2010 was ($213,000) compared to a net income of $73,000 in the first quarter of 2011. Basic and diluted income (loss) per share for the three months ended January 31, 2011and 2010 were $0.01 and ($0.02).

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

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Liquidity and Capital Resources

Net cash (used in) operations for the three months ended January 31, 2011, was ($0.4) million compared to net cash provided by operations of $3.0 million during the same period in 2010. This change in net cash from operations is due primarily to timing changes in assets and liabilities.

Net cash used in investing activities for the three months ended January 31, 2011 was $125,000 compared to $97,000 during the same period in 2010. The net cash used in investing activities during the first three months of 2011 and 2010 primarily related to the purchase of equipment and vehicles.

Net cash provided by (used in) financing activities for the three months ended January 31, 2011 was $0.5 million provided by financing activities compared to ($4.1) million used in financing activities during the same period in 2010. In 2010, the Company was required to make higher principal payments on indebtedness related to the terms of the Forbearance Agreement. In 2011, the Company generated additional cash flow from financing activities associated primarily with net borrowings on the line of credit and an increase in negative book cash balances.

Working capital on January 31, 2011 was $13.5 million and at October 31, 2010 was $13.1 million.

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

Special Note Regarding Forward-Looking Statements

Certain statements contained in this Form 10-Q, including without limitation statements including the word “believes,” “anticipates,” “intends,” “expects” or words of similar import, constitute “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, changes in business strategy or development plans and other factors referenced in this Form 10-Q, including without limitations under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first three months of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There were no material changes in risk factors from disclosures previously reported in our annual report on Form 10-K for the fiscal year ended October 31, 2010.

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

CHAMPION INDUSTRIES, INC.

Date: March 11, 2011	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: March 11, 2011	/s/ Toney K. Adkins
Toney K. Adkins
President and Chief Operating Officer

Date: March 11, 2011	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer