Form 10-Q
period 2011-06-14
CHAMPION INDUSTRIES INC
filed 2011-06-14
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____No  ✓.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Common stock, $1.00 par value per share	9,987,913 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	April 30,	October 31,
	2011 (Unaudited)	2010
Current assets:
Accounts receivable, net of allowance of $1,062,000 and $1,297,000	$16,958,041	$18,133,748
Inventories	9,235,250	9,690,333
Income tax refund	-	36,293
Other current assets	709,158	652,178
Deferred income tax assets	1,085,658	1,144,519
Total current assets	27,988,107	29,657,071

Property and equipment, at cost:
Land	2,016,148	2,016,148
Buildings and improvements	11,846,843	11,843,376
Machinery and equipment	55,230,222	55,025,237
Furniture and fixtures	4,226,651	4,171,194
Vehicles	3,301,165	3,266,898
	76,621,029	76,322,853
Less accumulated depreciation	(55,491,486)	(53,949,280)
	21,129,543	22,373,573

Goodwill	15,332,283	15,332,283
Deferred financing costs	1,056,113	1,267,174
Other intangibles, net of accumulated amortization	4,974,803	5,195,361
Trademark and masthead	10,001,812	10,001,812
Deferred tax asset, net of current portion	8,009,971	8,370,151
Other assets	33,978	36,561
	39,408,960	40,203,342
Total assets	$88,526,610	$92,233,986

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	April 30,	October 31,
	2011 (Unaudited)	2010
Current liabilities:
Negative book cash balances	$2,276,776	$1,013,713
Accounts payable	2,602,117	4,116,087
Deferred revenue	834,302	720,549
Accrued payroll and commissions	1,360,398	2,115,922
Taxes accrued and withheld	1,066,343	1,125,726
Accrued expenses	1,525,247	1,930,327
Current portion of long-term debt:
Notes payable	5,584,155	5,484,842
Total current liabilities	15,249,338	16,507,166

Long-term debt, net of current portion:
Line of credit	9,941,742	10,425,496
Notes payable	39,342,673	41,873,500
Other liabilities	4,650	5,550
Total liabilities	64,538,403	68,811,712
Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 9,987,913 shares issued and outstanding	9,987,913	9,987,913
Additional paid-in capital	22,768,610	22,768,610
Retained deficit	(8,768,316)	(9,334,249)
Total shareholders’ equity	23,988,207	23,422,274
Total liabilities and shareholders’ equity	$88,526,610	$92,233,986

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended April 30,		Six Months Ended April 30,

	2011	2010	2011	2010
Revenues:
Printing	$19,659,905	$21,716,395	$39,218,084	$41,465,866
Office products and office furniture	7,960,866	8,352,579	16,300,167	16,614,293
Newspaper	3,469,820	3,670,371	7,477,495	8,046,432
Total revenues	31,090,591	33,739,345	62,995,746	66,126,591

Cost of sales & newspaper operating costs:
Printing	14,559,862	15,494,951	29,680,704	30,216,325
Office products and office furniture	5,492,742	5,817,480	11,592,228	11,748,501
Newspaper cost of sales & operating costs	2,074,576	2,022,702	4,249,798	4,151,308
Total cost of sales & newspaper operating costs	22,127,180	23,335,133	45,522,730	46,116,134
Gross profit	8,963,411	10,404,212	17,473,016	20,010,457

Selling, general and administrative expenses	7,164,326	8,327,677	14,380,988	17,044,322
Restructuring charges	-	139,084	220,658	139,084
	7,164,326	8,466,761	14,601,646	17,183,406

Income from operations	1,799,085	1,937,451	2,871,370	2,827,051
Other income (expenses):
Interest income	-	-	-	-
Interest expense	(945,776)	(1,362,639)	(1,914,598)	(2,932,450)
Other	28,832	7,085	45,513	311,666
	(916,944)	(1,355,554)	(1,869,085)	(2,620,784)

Income before income taxes	882,141	581,897	1,002,285	206,267
Income tax expense	(389,429)	(248,436)	(436,352)	(85,492)
Net income	$492,712	$333,461	$565,933	$120,775

Earnings per share
Basic	$0.05	$0.03	$0.06	$0.01
Diluted	$0.05	$0.03	$0.06	$0.01

Weighted average shares outstanding:
Basic	9,988,000	9,988,000	9,988,000	9,988,000
Diluted	9,988,000	9,988,000	9,988,000	9,988,000
Dividends per share	$-	$-	$-	$-

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss) Income	Total
Balance, October 31, 2010	9,987,913	$9,987,913	$22,768,610	$(9,334,249)	$-	$23,422,274

Comprehensive income:
Net Income	-	-	-	565,933	-	565,933
Total comprehensive income	-	-	-	565,933	-	565,933

Balance, April 30, 2011	9,987,913	$9,987,913	$22,768,610	$(8,768,316)	$-	$23,988,207

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended April 30,

	2011	2010
Cash flows from operating activities:
Net income	$565,933	$120,775
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,017,602	2,188,029
(Gain) Loss on sale of assets	(13,901)	10,686
Deferred income taxes	419,041	119,082
Deferred financing costs	211,060	161,550
Bad debt expense	10,367	201,298
Gain on hedging agreements	-	(284,079)
Restructuring charges	249,509	-
Changes in assets and liabilities:
Accounts receivable	1,165,340	342,622
Inventories	455,083	665,562
Other current assets	(56,980)	(383,997)
Accounts payable	(1,698,531)	131,517
Deferred revenue	113,753	163,686
Accrued payroll	(755,524)	(307,805)
Taxes accrued and withheld	(59,383)	228,887
Income taxes	36,293	(63,280)
Accrued expenses	(470,027)	(42,681)
Other liabilities	(900)	(900)
Net cash provided by operating activities	2,188,735	3,250,952

Cash flows from investing activities:
Purchases of property and equipment	(263,911)	(179,393)
Proceeds from sales of property	75,765	20,192
Change in other assets	2,583	5,584
Net cash used in investing activities	(185,563)	(153,617)

Cash flows from financing activities:
Borrowings on line of credit	25,880,000	20,440,000
Payments on line of credit	(26,340,000)	(19,060,000)
Increase in negative book cash balances	1,263,063	1,298,725
Principal payments on long-term debt	(2,806,235)	(6,663,527)
Payments on debt amendment costs	-	(271,815)
Net cash used in financing activities	(2,003,172)	(4,256,617)
Net decrease in cash and cash equivalents	-	(1,159,282)
Cash and cash equivalents, beginning of period	-	1,159,282
Cash and cash equivalents, end of period	$-	$-
See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
April 30, 2011

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

2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. There was no dilutive effect of stock options for the three and six months ended April 30, 2011 and 2010.

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

Inventories consisted of the following:

	April 30, 2011	October 31, 2010
Printing and newspaper:
Raw materials	$2,611,780	$2,897,036
Work in process	1,373,592	1,130,291
Finished goods	3,005,932	3,451,815
Office products and office furniture	2,243,946	2,211,191
	$9,235,250	$9,690,333

5. Long-Term Debt

Long-term debt consisted of the following:
	April 30,	October 31,
	2011	2010
Installment notes payable to banks & shareholder	$4,318,850	$4,300,364
Term loan facility with syndicate of banks	40,607,978	43,057,978
	44,926,828	47,358,342
Less current portion	5,584,155	5,484,842
Long-term debt, net of current portion	$39,342,673	$41,873,500

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

On March 31, 2010, the Company, Fifth Third Bank, as a Lender, L/C Issuer and Administrative Agent for Lenders (the "Administrative Agent") and the other Lenders party to Champion's Credit Agreement dated September 14, 2007 (the "Credit Agreement") entered into a Second Amendment and Waiver to Credit Agreement (the "Second Amendment"). All conditions precedent to the effectiveness of the Second Amendment were satisfied on April 6, 2010. The Company has pledged substantially all of the assets of the Company as collateral for the indebtedness under the Credit Agreement.

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

The Company was in compliance with the covenants of its credit agreements at April 30, 2011 as set forth in the filing by the Company of the applicable compliance certificate for such period. Failure to maintain compliance with financial covenants as required by our credit facility could result in default and acceleration of amounts due under those facilities. The Company is required to maintain a minimum of $750,000 of compensating balances with the Administrative Agent under the terms of its Credit Agreement.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

As required by the Second Amendment, the Company, Marshall T. Reynolds and the Administrative Agent entered into a Contribution Agreement and Cash Collateral Security Agreement dated March 31, 2010 (the "Contribution Agreement") pursuant to which Mr. Reynolds deposited $2,500,000 as cash collateral with the Administrative Agent, which the Administrative Agent may withdraw upon an event of default or to satisfy certain covenant provisions under the Credit Agreement.

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

In connection with the Contribution Agreement, the Company executed and delivered to Mr. Reynolds a Subordinated Promissory Note in amount of $2,500,000, payment of principal and interest on which is prohibited prior to January 31, 2011, and thereafter only with the Administrative Agent's consent. The Subordinated Promissory Note bears interest  at the Wall Street Journal prime rate (3.25% at inception and at April 30, 2011), matures September 14, 2014 and is unsecured.

The Company had borrowed under its $17.0 million line of credit approximately $9.9 million at April 30, 2011. Pursuant to the terms of the Second Amendment, the Company's borrowing base certificate as submitted to the Administrative Agent reflected minimum excess availability of $4.4 million as of April 30, 2011. The minimum excess availability is subject to a $1.0 million reserve and may be adjusted by the Administrative Agent.

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

The non-cash financing and investing activities for the three and six months ended April 30, 2011 and 2010 related primarily to equipment and vehicle purchases of $215,000 and $351,000 in 2011 and $93,000 and $196,000 in 2010.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

6. Commitments and Contingencies

As of April 30, 2011 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2011	2012	2013	2014	2015	Residual	Total

Non-cancelable operating leases	$660,319	$1,212,050	$1,119,892	$441,655	$51,640	$-	$3,485,556

Revolving line of credit	-	9,941,742	-	-	-	-	9,941,742

Term debt	2,884,966	5,466,449	33,505,398	3,070,015	-	-	44,926,828

	$3,545,285	$16,620,241	$34,625,290	$3,511,670	$51,640	$-	$58,354,126

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

The identifiable assets are reflective of non-GAAP assets reported on the Company's internal balance sheets and are typically adjusted for negative book cash balances, taxes, and other items excluded for segment reporting. The total assets reported on the Company's balance sheet as of April 30, 2011 and 2010 are $88,526,610 and $97,147,978. The identifiable assets reported above represent $79,430,981 and $85,586,519 at April 30, 2011 and 2010.

The table below presents information about reported segments for the three and six months ended April 30:

The table below presents information about reported segments for the three and six months ended April 30:
2011 Quarter 2	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$20,854,240	$9,571,166	$3,469,820	$33,895,226
Elimination of intersegment revenue	(1,194,335)	(1,610,300)	-	(2,804,635)
Consolidated revenues	$19,659,905	$7,960,866	$3,469,820	$31,090,591

Operating income	937,625	473,211	388,249	1,799,085
Depreciation & amortization	689,480	33,852	283,940	1,007,272
Capital expenditures	278,018	37,900	12,218	328,136
Identifiable assets	38,396,677	6,584,288	34,450,016	79,430,981
Goodwill	2,226,837	1,230,485	11,874,961	15,332,283

2010 Quarter 2	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$24,535,723	$9,954,527	$3,670,371	$38,160,621
Elimination of intersegment revenue	(2,819,328)	(1,601,948)	-	(4,421,276)
Consolidated revenues	$21,716,395	$8,352,579	$3,670,371	$33,739,345

Operating income	646,608	582,585	708,258	1,937,451
Depreciation & amortization	766,334	31,103	172,951	970,388
Capital expenditures	141,388	5,442	18,088	164,918
Identifiable assets	42,584,807	7,140,092	35,861,620	85,586,519
Goodwill	2,226,837	1,230,485	11,874,961	15,332,283

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

2011 Year to Date	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$41,936,821	$19,564,168	$7,477,495	$68,978,484
Elimination of intersegment revenue	(2,718,737)	(3,264,001)	-	(5,982,738)
Consolidated revenues	$39,218,084	$16,300,167	$7,477,495	$62,995,746

Operating income	827,973	818,939	1,224,458	2,871,370
Depreciation & amortization	1,381,809	67,724	568,069	2,017,602
Capital expenditures	530,230	55,457	29,191	614,878
Identifiable assets	38,396,677	6,584,288	34,450,016	79,430,981
Goodwill	2,226,837	1,230,485	11,874,961	15,332,283

2010 Year to Date	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$46,931,754	$19,846,919	$8,046,432	$74,825,105
Elimination of intersegment revenue	(5,465,888)	(3,232,626)	-	(8,698,514)
Consolidated revenues	$41,465,866	$16,614,293	$8,046,432	$66,126,591

Operating income	152,045	951,837	1,723,169	2,827,051
Depreciation & amortization	1,552,524	68,936	566,569	2,188,029
Capital expenditures	322,467	9,488	43,429	375,384
Identifiable assets	42,584,807	7,140,092	35,861,620	85,586,519
Goodwill	2,226,837	1,230,485	11,874,961	15,332,283

A reconciliation of total segment revenues and of total segment operating income to consolidated income before income taxes, for the three and six months ended April 30, 2011 and 2010, is as follows:

	Three months		Six months
	2011	2010	2011	2010
Revenues:
Total segment revenues	$33,895,226	$38,160,621	$68,978,484	$74,825,105
Elimination of intersegment revenue	(2,804,635)	(4,421,276)	(5,982,738)	(8,698,514)
Consolidated revenue	$31,090,591	$33,739,345	$62,995,746	$66,126,591

Operating income:
Total segment operating income	$1,799,085	$1,937,451	$2,871,370	$2,827,051
Interest income	-	-	-	-
Interest expense	(945,776)	(1,362,639)	(1,914,598)	(2,932,450)
Other income	28,832	7,085	45,513	311,666
Consolidated income before income taxes	$882,141	$581,897	$1,002,285	$206,267

Identifiable assets:
Total segment identifiable assets	$79,430,981	$85,586,519	$79,430,981	$85,586,519
Assets not allocated to a segment	9,095,629	11,561,459	9,095,629	11,561,459
Total consolidated assets	$88,526,610	$97,147,978	$88,526,610	$97,147,978

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

At September 28, 2007, the Company was party to an interest rate swap agreement which terminated on October 29, 2010.  The swap agreement was with a major financial institution and aggregated $25 million in notional principal amount representing approximately $20.2 million of outstanding notional principal at April 30, 2010. This swap agreement effectively converted $25 million of variable interest rate debt to fixed rate debt. The swap agreement required the Company to make fixed interest payments based on an average effective rate of 4.78% and receive variable interest payments from its counterparties based on one-month LIBOR (actual rate of 0.27% at April 30, 2010). Therefore, in the three months ended January 31, 2010 the Company recorded as a component of other income $284,000, related to its hedging arrangement, or $170,000 net of income tax. Effective with the Second Amendment, the Company's eligibility for LIBOR borrowings was reinstated. Therefore, for the three months ended April 30, 2010, the Company recorded a net change in the fair value of the fixed interest rate swap agreement in the amount of $142,000, net of income tax, as other comprehensive income. Due to the termination of LIBOR borrowing eligibility from the Administrative Agent, the Company recorded a loss in 2009 from ineffectiveness in its hedging arrangement.

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

The Company's interest rate swap derivative liability is based on third party valuation models, and is therefore classified as having level 2 inputs as of April 30, 2010. The interest rate swap agreement expired on October 29, 2010; and therefore there is no balance at April 30, 2011.

	Fair Value Measurements as of April 30, 2011 and 2010
Liabilities:	Level 1	Level 2	Level 3	Total
Interest rate swap at (2011)	$-	$-	$-	$-
Interest rate swap at (2010)	$-	$442,560	$-	$442,560

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

9.  Restructuring of Operations

In fiscal 2010 and the first quarter of fiscal 2011, the Company recorded charges related to a restructuring and profitability enhancement plan. This plan was implemented to effectuate certain key initiatives and was an integral component of the Second Amendment and Waiver to the Credit Agreement (Second Amendment). These actions were taken to comply with the provisions and targeted covenants of the Second Amendment and to address the impact of the global economic crisis on the Company. The Company may incur additional costs in future periods to address the ongoing and fluid nature of the economic crisis. The amount of future charges are currently not estimable by the Company.

The plan was implemented to address several key initiatives, including streamlining production and administrative operations and headcount reductions. The aggregate pre-tax charge resulting from these actions was $2.1 million ($1.2 million after tax or $0.12 per share on a basic and diluted basis). The charges were comprised of $1.3 million associated with excess facility and maintenance costs, primarily related to operating leases, inventory related costs of $200,000 and costs associated with streamlining production and personnel related separation costs of $565,000. The costs associated with the restructuring and profitability enhancement plan are primarily recorded in the restructuring charges line item as part of operating income. Inventory is recorded as a component of cost of sales.

The following information summarizes the costs incurred with respect to restructuring, integration and asset impairment charges during the three and six months ended April 30, 2011 and 2010, as well as the cumulative total of such costs representing fiscal 2010 and the six months of 2011, respectively, and such costs are included as a component of the printing segment:

	Three Months Ended April 30, 2011	Three Months Ended April 30, 2010	Six Months Ended April 30, 2011	Six Months Ended April 30, 2010	Cumulative Total
Occupancy and equipment related costs	$-	$-	$123,553	$-	$1,296,728
Costs incurred to streamline production, personnel and other	-	139,084	97,105	139,084	564,726
Inventory	-	-	28,851	-	200,380
Total	$-	$139,084	$249,509	$139,084	$2,061,834

The activity pertaining to the Company’s accruals related to restructuring and other charges since October 31, 2010, including additions and payments made are summarized below:

	Occupancy and equipment related costs	Costs incurred to streamline production, personnel and other	Total

Balance at October 31, 2010	$1,037,548	$8,462	$1,046,010
2011 expenses	123,553	97,105	220,658
Paid in 2011	(254,403)	(154,559)	(408,962)
Reclassifications	(139,503)	139,503	-

Balance at April 30, 2011	$767,195	$90,511	$857,706

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Consolidated Statements of Operations as a percentage of total revenues.

	Percentage of Total Revenues
	Three Months Ended April 30,		Six Months Ended April 30,

	2011	2010	2011	2010
Revenues:
Printing	63.2%	64.4%	62.2%	62.7%
Office products and office furniture	25.6	24.8	25.9	25.1
Newspaper	11.2	10.8	11.9	12.2
Total revenues	100.0	100.0	100.0	100.0

Cost of sales and newspaper operating costs:
Printing	46.8	45.9	47.2	45.7
Office products and office furniture	17.7	17.3	18.4	17.7
Newspaper cost of sales and operating costs	6.7	6.0	6.7	6.3
Total cost of sales and newspaper operating costs	71.2	69.2	72.3	69.7
Gross profit	28.8	30.8	27.7	30.3
S Selling, general and administrative expenses	23.0	24.7	22.8	25.8
Restructuring charge	0.0	0.4	0.4	0.2
Income from operations	5.8	5.7	4.5	4.3
Interest income	0.0	0.0	0.0	0.0
Interest expense	(3.0)	(4.0)	(3.0)	(4.4)
Other income	0.1	0.0	0.1	0.4

Income before taxes	2.9	1.7	1.6	0.3
Income tax expense	(1.3)	(0.7)	(0.7)	(0.1)
Net income	1.6%	1.0%	0.9%	0.2%

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended April 30, 2011 Compared to Three Months Ended April 30, 2010

Revenues

Total revenues decreased 7.9% in the second quarter of 2011 compared to the same period in 2010, to $31.1 million from $33.7 million. Printing revenue decreased 9.5% in the second quarter of 2011, to $19.7 million from $21.7 million in the second quarter of 2010. Office products and office furniture revenue decreased 4.7% in the second quarter of 2011, to $8.0 million from $8.4 million in the second quarter of 2010. The decrease in printing sales was primarily associated with the continued impact of the global economic crisis. Office products and office furniture sales were weaker in the second quarter of 2011 when compared to the second quarter of 2010 due to sales decreases in both product lines. The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $3.5 million, consisting of advertising revenue of approximately $2.6 million and $0.9 million in circulation revenues for the three months ended April 30, 2011. The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $3.7 million, consisting of advertising revenue of approximately $2.8 million and $0.9 million in circulation revenues for the three months ended April 30, 2010. The on-line revenues for the three months ended April 30, 2011 and April 30, 2010 approximated $284,000 and $299,000 and are recorded as a component of advertising revenue. The decrease in newspaper revenue is primarily associated with a decrease in advertising revenues which we believe is reflective of macro industry dynamics coupled with the residual effect of the global economic crisis.

Cost of Sales

Total cost of sales decreased 5.2% in the second quarter of 2011, to $22.1 million from $23.3 million in the second quarter of 2010. Printing cost of sales in the second quarter of 2011 decreased $0.9 million over the prior year and increased as a percentage of printing sales from 71.4% in 2010 to 74.1% in 2011. The printing gross margin dollar decrease is attributed to higher materials costs as a percentage of printing sales coupled with lower overall printing sales. Office products and office furniture cost of sales decreased in 2011 from 2010 levels due to lower sales and lower cost of goods sold as a percentage of office products and office furniture sales of  69.6% in 2010 to 69.0% in 2011, thus representing improved gross margin percent in the office products and office furniture segment.  Newspaper cost of sales and operating costs as a percent of newspaper sales were 59.8% and 55.1% for the three months ended April 30, 2011 and 2010. This was primarily associated with increases in newsprint prices.

Operating Expenses

In the second quarter of 2011, selling, general and administrative (S,G&A) expenses decreased on a gross dollar basis to $7.2 million from $ 8.3 million in 2010, a decrease of $1.2 million or 14.0%. As a percentage of total sales, the selling, general and administrative expenses decreased on a quarter to quarter basis in 2011 to 23.0% from 24.7% in 2010. The decrease in selling, general and administrative expenses is primarily reflective of cost reduction initiatives. These initiatives were initiated by the Company in response to the global economic crisis. In addition, in 2011, the Company reported a decrease in bad debt expense and a payroll reduction adjustment. In 2010, the Company incurred costs associated with the successful defense of a legal action approximating $270,000.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Income from Operations and Other Income and Expenses

Income from operations decreased in the second quarter of 2011, to $1.8 million from $1.9 million in the second quarter of 2010. This decrease is the result of lower gross margin dollar contributions partially offset by lower selling, general and administrative expenses. The second quarter of 2010 was impacted by the expenses associated with the successful defense of a legal action approximating $270,000 and restructuring related costs, primarily associated with equipment relocation related costs to effectuate and streamline plant productivity, severance and operational realignment costs approximating $139,000. Other expense (net), decreased approximately $0.4 million from 2010 to 2011, primarily due to decreases in interest expense resulting from lower debt levels and lower interest rates primarily associated with the expiration of an interest rate swap contract in the fourth quarter of 2010.

Income Taxes

The Company’s effective income tax expense rate was an expense of 44.1% for the second quarter of 2011 and an expense of 42.7%  for the second quarter of 2010.  The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the second quarter of 2011 was $493,000 compared to $333,000 in the second quarter of 2010. Basic and diluted earnings per share for the three months ended April 30, 2011 and 2010 were $0.05 and $0.03.

Six Months Ended April 30, 2011 Compared to Six Months Ended April 30, 2010

Revenues

Total revenues decreased 4.7% in the first six months of 2011 compared to the same period in 2010, to $63.0 million from $66.1 million. Printing revenue decreased 5.4% in the six month period ended April 30, 2011 to $39.2 million from $41.5 million in the same period in 2010. Office products and office furniture revenue decreased 1.9% in the six month period ended April 30, 2011, to $16.3 million from $16.6 million in the same period in 2010. The decrease in printing sales was primarily associated with the continued impact of the global economic crisis. The decrease in office products and office furniture sales was primarily due to lower sales in both product lines. The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $7.5 million consisting of advertising revenues of approximately $5.7 million and $1.8 million in circulation revenues for the six months ended April 30, 2011.  The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $8.0 million consisting of advertising revenues of approximately $6.1 million and $1.9 million in circulation revenues for the six months ended April 30, 2010. The on-line revenues for the six months ended April 30, 2011 and 2010 approximated $0.5 and $0.6 million and are recorded as a component of advertising revenue. The decrease in newspaper revenue is primarily associated with a decrease in advertising revenues which we believe is reflective of macro industry dynamics coupled with the residual effect of the global economic crisis.

Cost of Sales

Total cost of sales decreased 1.3% in the six months ended April 30, 2011, to $45.5 million from $46.1 million in the six months ended April 30, 2010. Printing cost of sales decreased 1.8% in the six months ended April 30, 2011, to $29.7 million from $30.2 million in the six months ended April 30, 2010. The decrease in printing cost of sales was primarily due to the decrease in printing sales partially offset by lowered gross margin percent. Office products and office furniture cost of sales decreased 1.3% in the six months ended April 30, 2011, to $11.6 million from $11.7 million for the six months ended April 30, 2010. Newspaper cost of sales and operating costs as a percent of newspaper sales were 56.8% and 51.6% for the six months ended April 30, 2011 and 2010. This was primarily associated with increases in newsprint.

Operating Expenses

During the six months ended April 30, 2011, compared to the same period in 2010, selling, general and administrative expenses decreased as a percentage and total dollars of sales to 22.8% from 25.8%. Total selling, general and administrative expenses (S,G & A) decreased $2.7 million. The decrease in selling, general and administrative expenses is primarily reflective of cost reduction initiatives. These initiatives were initiated by the Company in response to the global economic crisis. In addition, in 2011, the Company reported a decrease in bad debt expense and a payroll reduction adjustment. In 2010, SG&A was impacted by various costs associated with the Company's successful defense of a legal action approximating $330,000.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Income from Operations and Other Income and Expenses

Income from operations increased 1.6% in the six month period ended April 30, 2011, to $2.9 million from $2.8 million in the same period of 2010. This increase is the result of reduced SG&A offset by lower gross profit contribution. The 2011 results were partially offset by restructuring related charges of approximately $250,000, of which $29,000 is reflected as a component of cost of goods sold and $221,000 is reflected as restructuring charges. These charges were incurred as a result of the ongoing and fluid nature of the economic crisis and its related impact on our operations. Income from operations was impacted in 2010, in part, by expenses associated with the successful defense of a legal action approximating $330,000 and restructuring related costs primarily associated with equipment relocation related costs to effectuate and streamline plant productivity, severance and operational realignment costs approximating $139,000.

Other expense (net), decreased approximately $0.8 million from 2010 to 2011, primarily due to decreases in interest expense, resulting from lower debt levels and lower interest rates primarily associated with the expiration of an interest rate swap contract in the fourth quarter of 2010. The 2010 results were favorably impacted by an increase in other income resulting from a hedging arrangement recorded in the first quarter of 2010.

Income Taxes

The Company’s effective income tax expense rate was an expense of  43.5% for the six months ended April 30, 2011, and an expense of 41.4%  in the same period of 2010. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income

Net income for the six months ended April 30, 2011 was $566,000 compared to net income of $121,000 for the same period in 2010. Net income for the first six months of 2011 increased over 2010 levels due to the reasons discussed above. Basic and diluted earnings per share for the six months ended April 30, 2011 was $0.06 compared to 2010 at $0.01.

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

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Liquidity and Capital Resources

Net cash provided by operations for the six months ended April 30, 2011, was  $2.2 million compared to net cash provided by operations of $3.3 million during the same period in 2010. This change in net cash from operations is due primarily to timing changes in assets and liabilities.

Net cash used in investing activities for the six months ended April 30, 2011 was $186,000 compared to $154,000 during the same period in 2010. The net cash used in investing activities during 2011 and 2010 primarily related to the purchase of equipment and vehicles.

Net cash used in financing activities for the six months ended April 30, 2011 was $2.0 million compared to $4.3 million used in financing activities during the same period in 2010. In 2010, the Company was required to make higher principal payments on indebtedness related to the terms of the Forbearance Agreement. In 2011, the Company utilized less cash flow from financing activities primarily associated with normalized principal payments on indebtedness.

Working capital on April 30, 2011 was $12.7 million and at October 31, 2010 was $13.1 million.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first six months of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CHAMPION INDUSTRIES, INC.

Date: June 14, 2011	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: June 14, 2011	/s/ Toney K. Adkins
Toney K. Adkins
President and Chief Operating Officer

Date: June 14, 2011	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer