Form 10-Q
period 2011-09-09
CHAMPION INDUSTRIES INC
filed 2011-09-09
CIK 19149

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SEC. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ✓ No___.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____No  ✓ .

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011
Common stock, $1.00 par value per share	11,299,528 shares

Champion Industries, Inc.

INDEX

Page No.
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets (Unaudited)	3
Consolidated Statements of Operations (Unaudited)	5
Consolidated Statements of Shareholders' Equity (Unaudited)	6
Consolidated Statements of Cash Flows (Unaudited)	7
Notes to Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosure About Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information
Item 1. Legal Proceedings
Item 1A. Risk Factors	24
Item 6. Exhibits	24
Signatures	25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	July 31,	October 31,
	2011 (Unaudited)	2010 (Audited)
Current assets:
Accounts receivable, net of allowance of $937,000 and $1,297,000	$18,189,982	$18,133,748
Inventories	8,957,225	9,690,333
Income tax refund	247,646	36,293
Other current assets	766,158	652,178
Deferred income tax assets	838,012	1,144,519
Total current assets	28,999,023	29,657,071

Property and equipment, at cost:
Land	1,881,839	2,016,148
Buildings and improvements	11,850,427	11,843,376
Machinery and equipment	55,404,492	55,025,237
Furniture and fixtures	4,239,383	4,171,194
Vehicles & other	3,102,357	3,266,898
	76,478,498	76,322,853
Less accumulated depreciation	(56,130,596)	(53,949,280)
	20,347,902	22,373,573

Goodwill	15,332,283	15,332,283
Deferred financing costs	950,583	1,267,174
Other intangibles, net of accumulated amortization	4,864,523	5,195,361
Trademark & masthead	10,001,812	10,001,812
Deferred tax asset, net of current portion	7,414,112	8,370,151
Other assets	32,686	36,561
	38,595,999	40,203,342
Total assets	$87,942,924	$92,233,986

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	July 31,	October 31,
	2011 (Unaudited)	2010 (Audited)
Current liabilities:
Negative book cash balances	$1,913,701	$1,013,713
Accounts payable	4,192,929	4,116,087
Deferred revenue	762,765	720,549
Accrued payroll and commissions	1,219,577	2,115,922
Taxes accrued and withheld	1,324,696	1,125,726
Accrued expenses	1,492,186	1,930,327
Current portion of long-term debt:
Notes payable	5,617,797	5,484,842
Total current liabilities	16,523,651	16,507,166
Long-term debt, net of current portion:
Line of credit	9,701,742	10,425,496
Notes payable, term	35,038,618	41,873,500
Other liabilities	4,200	5,550
Total liabilities	61,268,211	68,811,712
Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized;11,299,528 and 9,987,913 shares issued and outstanding	11,299,528	9,987,913
Additional paid-in capital	23,267,024	22,768,610
Retained deficit	(7,891,839)	(9,334,249)
Total shareholders’ equity	26,674,713	23,422,274
Total liabilities and shareholders’ equity	$87,942,924	$92,233,986

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended July 31,		Nine Months Ended July 31,

	2011	2010	2011	2010
Revenues:
Printing	$19,574,132	$19,660,226	$58,792,215	$61,126,093
Office products and office furniture	8,891,852	8,643,039	25,192,019	25,257,332
Newspaper	3,561,153	3,585,861	11,038,648	11,632,293
Total revenues	32,027,137	31,889,126	95,022,882	98,015,718

Cost of sales and newspaper operating costs:
Printing	14,934,489	14,540,953	44,615,192	44,752,169
Office products and office furniture	6,487,843	6,260,691	18,080,071	18,009,192
Newspaper cost of sales and operating costs	2,123,253	2,058,988	6,373,051	6,210,296
Total cost of sales and newspaper operating costs	23,545,585	22,860,632	69,068,314	68,971,657
Gross profit	8,481,552	9,028,494	25,954,568	29,044,061

Selling, general and administrative expenses	7,383,423	7,317,348	21,764,411	24,366,779
Restructuring charges	-	1,398,061	220,658	1,537,145
Income from operations	1,098,129	313,085	3,969,499	3,140,137

Other income (expenses):
Interest expense	(988,005)	(1,232,003)	(2,902,602)	(4,164,454)
Gain on early extinguishment of debt from related party	1,337,846	-	1,337,846	-
Other	27,674	10,805	73,186	322,471
	377,515	(1,221,198)	(1,491,570)	(3,841,983)

Income (loss) before income taxes	1,475,644	(908,113)	2,477,929	(701,846)
Income tax (expense) benefit	(599,167)	337,515	(1,035,519)	252,023
Net income (loss)	$876,477	$(570,598)	$1,442,410	$(449,823)

Earnings (loss) per share
Basic	$0.09	$(0.06)	$0.14	$(0.05)
Diluted	$0.09	$(0.06)	$0.14	$(0.05)

Weighted average shares outstanding:
Basic	10,173,000	9,988,000	10,050,000	9,988,000
Diluted	10,173,000	9,988,000	10,050,000	9,988,000
Dividends per share	$0.00	$0.00	$0.00	$0.00

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance, October 31, 2010	9,987,913	$9,987,913	$22,768,610	$(9,334,249)	$-	$23,422,274
Stock issuance	1,311,615	1,311,615	498,414	-	-	1,810,029

Comprehensive income:
Net Income for 2011	-	-	-	1,442,410	-	1,442,410
Other comprehensive income (net of tax)	-	-	-	-	-	-
Total comprehensive income	-	-	-	1,442,410	-	1,442,410

Balance, July 31, 2011	11,299,528	$11,299,528	$23,267,024	$(7,891,839)	$-	$26,674,713

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended July 31,

	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,442,410	$(449,823)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	3,048,536	3,248,043
Loss (gain) on sale of assets	(25,153)	15,796
Gain on early extinguishment of debt from related party	(1,337,846)
Deferred income taxes	1,262,546	(375,774)
Deferred financing costs	316,590	267,081
Bad debt expense	28,303	309,600
Gain on hedging agreements	-	(284,079)
Restructuring charges	249,509	1,708,674
Changes in assets and liabilities:
Accounts receivable	(84,537)	632,448
Inventories	733,108	1,170,000
Other current assets	(113,980)	(1,786)
Accounts payable	(107,719)	(908,376)
Deferred revenue	42,216
Accrued payroll and commissions	(896,345)	(455,305)
Taxes accrued and withheld	198,970	(103,084)
Accrued income taxes	(211,353)	1,733,137
Accrued expenses	(355,213)	(346,953)
Other liabilities	(1,350)	(1,350)
Net cash provided by operating activities	4,188,692	6,158,249

Cash flows from investing activities:
Purchases of property and equipment	(452,996)	(304,073)
Proceeds from sales of property	290,467	25,306
Change in other assets	3,875	6,452
Net cash used in investing activities	(158,654)	(272,315)

Cash flows from financing activities:
Borrowings on line of credit	30,940,000	35,020,000
Payments on line of credit	(31,640,000)	(34,000,000)
Increase in negative book cash balances	899,988	2,058,264
Principal payments on long-term debt	(4,230,026)	(9,682,895)
Payments on debt amendment costs	-	(440,585)
Net cash used in financing activities	(4,030,038)	(7,045,216)
Net decrease in cash and cash equivalents	-	(1,159,282)
Cash and cash equivalents, beginning of period	-	1,159,282
Cash and cash equivalents, end of period	$-	$-
See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
July 31, 2011

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” an amendment to ASC topic 220, “Comprehensive Income.” ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. We do not expect our adoption of the new guidance to have a material impact on our consolidated financial statements.

2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. There was no dilutive effect of stock options for the three and nine months ended July 31, 2011 and 2010.

3. Accounts Receivable, Allowance for Doubtful Accounts and Revenue Recognition

Accounts Receivable: Accounts receivable is stated at the amount billed to customers. Accounts receivable are ordinarily due 30 days from the invoice date. The Company encounters risks associated with sales and the collection of the associated accounts receivable. As such, the Company records a monthly provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate monthly provision, the Company primarily utilizes a historical rate of accounts receivable written off as a percentage of total revenue. This historical rate is applied to the current revenues on a monthly basis. The historical rate is updated periodically based on events that may change the rate such as a significant increase or decrease in collection performance and timing of payments as well as the calculated total exposure in relation to the allowance. Periodically, the Company compares the identified credit risks with the allowance that has been established using historical experience and adjusts the allowance accordingly.

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

Inventories consisted of the following:

	July 31, 2011	October 31, 2010
Printing and newspaper:
Raw materials	$3,130,892	$2,897,036
Work in process	1,090,204	1,130,291
Finished goods	2,790,753	3,451,815
Office products and office furniture	1,945,376	2,211,191
	$8,957,225	$9,690,333

5. Long-Term Debt

Long-term debt consisted of the following:
	July 31,	October 31,
	2011	2010
Installment notes payable to banks & shareholder	$1,273,437	$4,300,364
Term loan facility with syndicate of banks	39,382,978	43,057,978
	40,656,415	47,358,342
Less current portion	5,617,797	5,484,842
Long-term debt, net of current portion	$35,038,618	$41,873,500

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

In connection with the Contribution Agreement, the Company executed and delivered to Mr. Reynolds a Subordinated Promissory Note in amount of $2,500,000, payment of principal and interest on which is prohibited prior to January 31, 2011, and thereafter only with the Administrative Agent's consent. The Subordinated Promissory Note bears interest at the Wall Street Journal prime rate (3.25% at inception and at July 31, 2011), matures September 14, 2014 and is unsecured.

On July 18, 2011, the Company and Mr. Reynolds entered into and consummated an Exchange Agreement pursuant to which the $3,000,000 subordinated unsecured promissory note, dated December 29, 2009 and delivered in connection with the Forbearance Agreement, together with $147,875 in accrued interest, was exchanged for 1,311,615 shares of common stock. The ratio of exchange was $2.40 of principal and accrued interest for one share of common stock. The transaction was completed at a discount of approximately 42.5% of the face value of the subordinated unsecured promissory note and related accrued interest. The transaction was approved by a majority of the disinterested directors in a separate board meeting chaired by a disinterested director. The transaction resulted in a net gain on early extinguishment of debt which is reflected in our consolidated statements of operations for the three and nine months ended July 31, 2011. As a result of the Exchange Agreement, Marshall T. Reynolds beneficially owns over 50% of the Company's outstanding common stock.

The Company was in compliance with the covenants of its credit agreements at July 31, 2011 as set forth in the filing by the Company of the applicable compliance certificate for such period. Failure to maintain compliance with financial covenants as required by our credit facility could result in default and acceleration of amounts due under those facilities. The Company is required to maintain a minimum of $750,000 of compensating balances with the Administrative Agent under the terms of its Credit Agreement.

The Company had borrowed under its $17.0 million line of credit approximately $9.7 million at July 31, 2011. Pursuant to the terms of the Second Amendment, the Company's borrowing base certificate as submitted to the Administrative Agent reflected minimum excess availability of $4.5 million as of July 31, 2011. The minimum excess availability is subject to a $1.0 million reserve and may be adjusted by the Administrative Agent.

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

The non-cash financing and investing activities for the three and nine months ended July 31, 2011 and 2010 related primarily to equipment and vehicle purchases of $153,000 and $504,000 in 2011 and $25,000 and $221,000 in 2010.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

6. Commitments and Contingencies

As of July 31, 2011 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2011	2012	2013	2014	2015	Residual	Total

Non-cancelable operating leases	$358,432	$1,301,350	$1,119,892	$441,655	$51,640	$-	$3,272,969

Revolving line of credit	-	9,701,742	-	-	-	-	9,701,742

Term debt	1,658,757	5,587,111	33,340,532	70,015	-	-	40,656,415

	$2,017,189	$16,590,203	$34,460,424	$511,670	$51,640	$-	$53,631,126

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

The identifiable assets are reflective of non-GAAP assets reported on the Company's internal balance sheets and are typically adjusted for negative book cash balances, taxes, and other items excluded for segment reporting. The total assets reported on the Company's balance sheet as of July 31, 2011 and 2010 are $87,942,924 and $93,615,708. The identifiable assets reported above represent $79,443,154 and $83,443,540 at July 31, 2011 and 2010.

The table below presents information about reported segments for the three and nine months ended July 31:

2011 Quarter 3	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$20,709,732	$10,436,689	$3,561,153	$34,707,574
Elimination of intersegment revenue	(1,135,600)	(1,544,837)	-	(2,680,437)
Consolidated revenues	$19,574,132	$8,891,852	$3,561,153	$32,027,137

Operating income	73,646	576,902	447,581	1,098,129
Depreciation & amortization	709,462	33,851	287,621	1,030,934
Capital expenditures	320,961	12,732	8,770	342,463
Identifiable assets	38,221,289	7,107,335	34,114,530	79,443,154
Goodwill	2,226,837	1,230,485	11,874,961	15,332,283

2010 Quarter 3	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$21,645,833	$9,966,618	$3,585,861	$35,198,312
Elimination of intersegment revenue	(1,985,607)	(1,323,579)	-	(3,309,186)
Consolidated revenues	$19,660,226	$8,643,039	$3,585,861	$31,889,126

Operating income (loss)	(904,214)	504,691	712,608	313,085
Depreciation & amortization	741,510	33,851	284,653	1,060,014
Capital expenditures	124,492	10,121	15,052	149,665
Identifiable assets	40,861,807	6,720,113	35,861,620	83,443,540
Goodwill	2,226,837	1,230,485	11,874,961	15,332,283

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

2011 Year to Date	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$62,646,552	$30,000,857	$11,038,648	$103,686,057
Elimination of intersegment revenue	(3,854,337)	(4,808,838)	-	(8,663,175)
Consolidated revenues	$58,792,215	$25,192,019	$11,038,648	$95,022,882

Operating income	901,618	1,395,842	1,672,039	3,969,499
Depreciation & amortization	2,091,271	101,575	855,690	3,048,536
Capital expenditures	851,191	68,198	37,961	957,341
Identifiable assets	38,221,289	7,107,335	34,114,530	79,443,154
Goodwill	2,226,837	1,230,485	11,874,961	15,332,283

2010 Year to Date	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$68,577,588	$29,813,537	$11,632,293	$110,023,418
Elimination of intersegment revenue	(7,451,495)	(4,556,205)	-	(12,007,700)
Consolidated revenues	$61,126,093	$25,257,332	$11,632,293	$98,015,718

Operating income (loss)	(1,212,079)	1,456,527	2,895,689	3,140,137
Depreciation & amortization	2,294,034	102,787	851,222	3,248,043
Capital expenditures	446,959	19,609	58,481	525,049
Identifiable assets	40,861,807	6,720,113	35,861,620	83,443,540
Goodwill	2,226,837	1,230,485	11,874,961	15,332,283

A reconciliation of total segment revenues and of total segment operating income to consolidated income (loss) before income taxes, for the three and nine months ended July 31, 2011 and 2010, is as follows:

	Three months		Nine months
	2011	2010	2011	2010
Revenues:
Total segment revenues	$34,707,574	$35,198,312	$103,686,057	$110,023,418
Elimination of intersegment revenue	(2,680,437)	(3,309,186)	(8,663,175)	(12,007,700)
Consolidated revenue	$32,027,137	$31,889,126	$95,022,882	$98,015,718

Operating income:
Total segment operating income	$1,098,129	$313,085	$3,969,499	$3,140,137
Interest expense	(988,005)	(1,232,003)	(2,902,602)	(4,164,454)
Gain on early extinguishment of debt from related party	1,337,846	-	1,337,846	-
Other income	27,674	10,805	73,186	322,471
Consolidated income (loss) before income taxes	$1,475,644	$(908,113)	$2,477,929	$(701,846)

Identifiable assets:
Total segment identifiable assets	$79,443,154	$83,443,540	$79,443,154	$83,443,540
Assets not allocated to a segment	8,499,770	10,172,168	8,499,770	10,172,168
Total consolidated assets	$87,942,924	$93,615,708	$87,942,924	$93,615,708

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

At September 28, 2007, the Company was party to an interest rate swap agreement which terminated on October 29, 2010.  The swap agreement was with a major financial institution and aggregated $25 million in notional principal amount representing approximately $19.8 million of outstanding notional principal at July 31, 2010. This swap agreement effectively converted $25 million of variable interest rate debt to fixed rate debt. The swap agreement required the Company to make fixed interest payments based on an average effective rate of 4.78% and receive variable interest payments from its counterparties based on one-month LIBOR (actual rate of 0.32% at July 31, 2010). Therefore, in the three months ended January 31, 2010 the Company recorded as a component of other income $284,000, related to its hedging arrangement, or $170,000 net of income tax. Effective with the Second Amendment, the Company's eligibility for LIBOR borrowings was reinstated. Therefore, for the six months ended July 31, 2010, the Company recorded a net change in the fair value of the fixed interest rate swap agreement in the amount of $273,000, net of income tax, as other comprehensive income. Due to the termination of LIBOR borrowing eligibility from the Administrative Agent, the Company recorded a loss in 2009 from ineffectiveness in its hedging arrangement.

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

The Company's interest rate swap derivative liability is based on third party valuation models, and is therefore classified as having level 2 inputs as of July 31, 2010. The interest rate swap agreement expired on October 29, 2010; and therefore there is no balance at July 31, 2011.

	Fair Value Measurements as of July 31, 2011 and 2010
Liabilities:	Level 1	Level 2	Level 3	Total
Interest rate swap at (2011)	$-	$-	$-	$-
Interest rate swap at (2010)	$-	$223,000	$-	$223,000

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

The following information summarizes the costs incurred with respect to restructuring, integration and asset impairment charges during the three and nine months ended July 31, 2011 and 2010, as well as the cumulative total of such costs representing fiscal 2010 and the nine months of 2011, respectively, and such costs are included as a component of the printing segment:

	Three Months Ended July 31, 2011	Three Months Ended July 31, 2010	Nine Months Ended July 31, 2011	Nine Months Ended July 31, 2010	Cumulative Total
Occupancy and equipment related costs	$-	$1,173,175	$123,553	$1,173,175	$1,296,728
Costs incurred to streamline production, personnel and other	-	224,887	97,105	363,970	564,726
Inventory	-	171,529	28,851	171,529	200,380
Total	$-	$1,569,591	$249,509	$1,708,674	$2,061,834

The activity pertaining to the Company’s accruals related to restructuring and other charges since October 31, 2010, including additions and payments made are summarized below:

	Occupancy and equipment related costs	Costs incurred to streamline production, personnel and other	Total

Balance at October 31, 2010	$1,037,548	$8,462	$1,046,010
2011 expenses	123,553	97,105	220,658
Paid in 2011	(393,989)	(180,914)	(574,903)
Reclassifications	(139,503)	139,503	-

Balance at July, 2011	$627,609	$64,156	$691,765

Champion Industries, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Consolidated Statements of Operations as a percentage of total revenues.

	Percentage of Total Revenues
	Three Months Ended July 31,		Nine Months Ended July 31,

	2011	2010	2011	2010
Revenues:
Printing	61.1%	61.7%	61.9%	62.4%
Office products and office furniture	27.8	27.1	26.5	25.8
Newspaper	11.1	11.2	11.6	11.8
Total revenues	100.00	100.00	100.00	100.00
Cost of sales and newspaper operating costs:
Printing	46.6	45.6	47.0	45.7
Office products and office furniture	20.3	19.6	19.0	18.4
Newspaper cost of sales and operating costs	6.6	6.5	6.7	6.3
Total cost of sales and newspaper operating costs	73.5	71.7	72.7	70.4
Gross profit	26.5	28.3	27.3	29.6
Selling, general and administrative expenses	23.1	22.9	22.9	24.9
Restructuring charges	0.0	4.4	0.2	1.5
Income from operations	3.4	1.0	4.2	3.2
Interest expense	(3.1)	(3.9)	(3.1)	(4.2)
Gain on early extinguishment of debt from related party	4.2	0.0	1.4	0.0
Other income	0.1	0.0	0.1	0.3
Income (loss) before taxes	4.6	(2.9)	2.6	(0.7)
Income tax (expense) benefit	(1.9)	1.1	(1.1)	0.3
Net income (loss)	2.7%	(1.8)%	1.5%	(0.4)%

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended July 31, 2011 Compared to Three Months Ended July 31, 2010

Revenues

Total revenues increased 0.4% in the third quarter of 2011 compared to the same period in 2010, from $31.9 million to $32.0 million. Printing revenue decreased slightly in the third quarter of 2011, to $19.6 million from $19.7 million in the third quarter of 2010. Office products and office furniture revenue increased 2.9% in the third quarter of 2011, to $8.9 million from $8.6 million in the third quarter of 2010. Office products and office furniture sales were higher in the third quarter of 2011 when compared to the third quarter of 2010. This was due to higher office furniture sales. The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $3.6 million, consisting of advertising revenue of approximately $2.6 million and $0.9 million in circulation revenues for the three months ended July 31, 2011.  The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $3.6 million, consisting of advertising revenue of approximately $2.7 million and $0.9 million in circulation revenues for the three months ended July 31, 2010. The on-line revenues for the three months ended July 31, 2011 and 2010 approximated $243,000 and $270,000 and are recorded as a component of advertising revenue. The newspaper revenues were essentially flat when compared with the comparable quarter of the previous year.

Cost of Sales

Total cost of sales increased 3.0% in the third quarter of 2011, to $23.5 million from $22.9 million in the third quarter of 2010. Printing cost of sales in the third quarter of 2011 increased $0.4 million over the prior year and increased as a percentage of printing sales from 74.0% in 2010 to 76.3% in 2011. The printing gross margin dollar decrease resulted from higher cost of goods sold as a percentage of sales,  resulting primarily from higher material costs as a percent of sales. Office products and office furniture cost of sales were higher on increased sales and higher cost of goods sold as a percentage of office products and office furniture sales of  72.4% in 2010 compared to 73.0% in 2011, thus representing contraction in gross margin percent in the office products and office furniture segment. The sales increase was offset with gross margin compaction which led to flat overall office products and office furniture gross margin contribution. Newspaper cost of sales and operating costs as a percent of newspaper sales were 59.6% and 57.4% for the three months ended July 31, 2011 and 2010.

Operating Expenses

In the third quarter of 2011, selling, general and administrative expenses (S, G&A) increased on a gross dollar basis to $7.4 million from $7.3 million in 2010, an increase of $0.1 million or 0.9%. As a percentage of total sales, the expenses increased slightly on a quarter to quarter basis in 2011 to 23.1% from 22.9% in 2010.

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

Income from Operations and Other Income and Expenses

Income from operations increased in the third quarter of 2011, to $1.1 million from $0.3 million in the third quarter of 2010.  This increase is the result of charges associated with the Company's restructuring and profitability enhancement plan recorded in 2010.  Other income and expenses (net) reflected other income of approximately $0.4 million in 2011 compared to other expense of $1.2 million in 2010. The Company recorded a gain on early extinguishment of debt to a related party in 2011 of approximately $1.3 million. In addition, interest expense decreased due to lower borrowings and lower rates associated with the Second Amendment to the Credit Agreement and expiration of a LIBOR Swap agreement.

Income Taxes

The Company’s effective income tax expense rate was 40.6% for the third quarter of 2011 and a benefit of (37.2)% for the third quarter of 2010. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net Income (Loss)

Net income for the third quarter of 2011 was $876,000 compared to a loss of ($571,000) in the third quarter of 2010 due to the reasons discussed above. Basic and diluted earnings (loss) per share for the three months ended July 31, 2011 and 2010 were $0.09 and $(0.06).

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Nine Months Ended July 31, 2011 Compared to Nine Months Ended July 31, 2010

Revenues

Total revenues decreased 3.1% in the first nine months of 2011 compared to the same period in 2010, to $95.0 million from $98.0 million. Printing revenue decreased 3.8% in the nine month period ended July 31, 2011, to $58.8 million from $61.1 million in the same period in 2010. Office products and office furniture revenue decreased 0.3% in the nine month period ended July 31, 2011, to $25.2 million from $25.3 million in the same period in 2010. The decrease in printing sales was primarily associated with the continued impact of the global economic crisis. The decrease in the office products and office furniture segment was primarily due to lower office product sales partially offset by higher office furniture sales. The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $11.0 million, consisting of advertising revenues of approximately $8.3 million and circulation revenues of approximately $2.7 million for the nine months ended July 31, 2011.  The Company recorded newspaper revenues associated with The Herald Dispatch of approximately $11.6 million, consisting of advertising revenue of $8.8 million and $2.9 million in circulation revenues for the nine months ended July 31, 2010. The on-line revenues for the nine months ended July 31, 2011 and 2010 approximated $0.8 million and $0.8 million and are recorded as a component of advertising revenue. The reduction in newspaper revenue is primarily associated with a decrease in advertising revenues, which we believe is reflective of macro industry dynamics coupled with the residual effect of the global economic crisis.

Cost of Sales

Total cost of sales increased 0.1% in the nine months ended July 31, 2011 to $69.1 million from $69.0 million in the nine months ended July 31, 2010. Printing cost of sales decreased 0.3% in the nine months ended July 31, 2011 to $44.6 million from $44.8 million in the nine months ended July 31, 2010. The decrease in printing cost of sales was primarily due to the decrease in printing sales partially offset with a decrease in gross margin percent, resulting from higher material costs. Office products and office furniture cost of sales increased 0.4% in the nine months ended July 31, 2011 to $18.1 million from $18.0 million in the nine months ended July 31, 2010 and increased as a percent of sales from 71.3% in 2010 to 71.8% in 2011. The increase in office products and office furniture cost of sales is attributable to an increase in office products and office furniture cost of sales as a percent of office products and office furniture sales. Newspaper cost of sales and operating costs as a percentage of newspaper sales were 57.7% and 53.4% for the nine months ended July 31, 2011 and 2010.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Operating Expenses

During the nine months ended July 31, 2011 compared to the same period in 2010, selling, general and administrative expenses (S,G&A) decreased as a percentage of sales to 22.9% from 24.9% in 2010. Total S,G&A decreased $2.6 million. The decrease in total S,G&A is primarily reflective of reduction initiatives implemented by the Company in response to the global economic crisis. In 2010, S, G&A was impacted by various costs associated with the Company's successful defense of a legal action approximating $330,000.

In the nine months ended July 31, 2011 and 2010, the Company recorded charges related to a restructuring and profitability enhancement plan. This plan was implemented to effectuate certain key initiatives and was a key provision to the second amendment to the Credit Agreement. These actions were taken to comply with the provisions and targeted covenants of the Second Amendment to the Credit Agreement and to address the impact of the global economic crisis on the Company.

The implementation of the restructuring and profitability enhancement plan should not have a material impact on the Company’s future liquidity position.  The costs associated with the restructuring and profitability enhancement plan are primarily recorded in the restructuring charges line item as part of operating income.  Inventory is recorded as a component of cost of sales.

The costs associated with the implementation of the Company's restructuring and profitability enhancement plan resulted in a pre-tax charge of $1.7 million ($1.1 million after tax or $0.11 per share on a basic and diluted basis) in 2010, and $250,000 ($150,000 after tax or $0.01 per share on a basic and diluted basis) in 2011.

Income from Operations and Other Income and Expenses

Income from operations increased 26.4% in the nine month period ended July 31, 2011, to $4.0 million from $3.1 million in the same period of 2010. This increase is primarily the result of a $1.5 million reduction in restructuring related charges, which decreased from $1.7 million in 2010 to $0.2 million in 2011. Other (expense) (net) decreased to $1.5 million in 2011 from $3.8 million in 2010.  This is primarily due to two factors: lower interest expense and gain on early extinguishment of debt to a related party. The decreases in interest expense resulted from lower interest rates associated with the Administrative Agent of the Company's credit facility instituting the default rate and eliminating the LIBOR borrowing expense option for most of the first six months of 2010 and various deferred financing interest related expenses associated with this debt as well as higher interest rates associated with a swap contract in 2010. In addition, the Company recorded a gain on early extinguishment of debt to a related party in the third quarter of 2011 of approximately $1.3 million.

Income Taxes

The Company’s effective income tax was an expense of 41.8% for the nine months ended July 31, 2011, and a benefit of 35.9% in the same period of 2010.   The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net income (loss)

Net income (loss) for the first nine months of 2011 increased to net income of $1.4 million from a net loss of ($450,000) in the same period of 2010 due to the reasons discussed above. Basic and diluted earnings (loss) per share for the nine months ended July 31, 2011 were $0.14 and ($0.05) for the nine months ended July 31, 2010.

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

Our operating results depend on the relative strength of the economy on both a regional and national basis. Recessionary conditions applicable to the economy as a whole and specifically to our core business segments, have had a significant adverse impact on the Company's business. A continuing or a deepening of the recessionary conditions we are experiencing could significantly affect our revenue categories and associated profitability.

Seasonality

Historically, the Company has experienced a greater portion of its profitability in the second and fourth quarters than in the first and third quarters.  The second quarter generally reflects increased orders for printing of corporate annual reports and proxy statements.  A post-Labor Day increase in demand for printing services and office products coincides with the Company’s fourth quarter. The global economic crisis as well as other macro-economic factors and customer demand has impacted this general trend in recent years. The Company is unable to predict if this trend has fundamentally shifted until such time a more stable economic climate is present.

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

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended July 31, 2011, was $4.2 million compared to net cash provided by operations of $6.2 million during the same period in 2010. This reduction in net cash from operations is due primarily to cash received from income tax refunds in 2010 and other balance sheet changes.

Net cash used in investing activities for the nine months ended July 31, 2011 was $159,000 compared to $272,000 during the same period in 2010. Cash flows used in investing activities in 2011 and 2010 were primarily associated with the purchase of property and equipment.

Net cash used in financing activities for the nine months ended July 31, 2011 was $4.0 million compared to $7.0 million during the same period in 2010.  This decrease is primarily due to a decrease in debt payments in 2011.

Working capital on July 31, 2011 was $12.5 million and at October 31, 2010 was $13.1 million.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first nine months of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, our Company is involved in litigation relating to claims arising out of its operations in the normal course of business. We maintain insurance coverage against certain types of potential claims in an amount which we believe to be adequate, but there is no assurance that such coverage will in fact cover, or be sufficient to cover, all potential claims. Currently, we are not aware of any legal proceedings or claims pending against the Company that our management believes may have a material adverse effect on our financial condition or results of operations.

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

CHAMPION INDUSTRIES, INC.

Date: September 9, 2011	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: September 9, 2011	/s/ Toney K. Adkins
Toney K. Adkins
President and Chief Operating Officer

Date: September 9, 2011	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer