Form 10-K
CHAMPION INDUSTRIES INC
filed 2012-01-30
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2011

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
Yes ☒No ☐

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
Yes ☐No ☒

As of April 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,500,965 based on the closing price as reported on the National Association of Securities Dealers Automated Quotation System Global Market.

The outstanding common stock of the Registrant at the close of business on January 2, 2012, consisted of 11,299,528 shares of Common Stock, $1.00 par value.

Total number of pages including cover page:  94

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s definitive proxy statement expected to be dated February 17, 2012, with respect to its Annual Meeting of Shareholders to be held on March 19, 2012, are incorporated by reference into Part III, Items 10-14. Exhibit Index located in Part IV Item 15.

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

PART I

              The Company experienced net losses in 2011 and 2009, due primarily to non-cash charges for impairment and other intangible assets associated with the newspaper segment of the Company. The Company has positive equity at October 31, 2011 of $20.9 million. In addition, the Company has paid down approximately $37.9 million or 44.3% of the initial balance of syndicated outstanding debt of $85.5 million primarily incurred in the acquisition of the Herald-Dispatch. This debt was paid down during a significant economic downturn and a severe secular decline within our printing and newspaper segments. Our ability to operate is dependent on our ability to complete a restructuring or refinancing of the existing debt, due to the Company’s inability to satisfy short term obligations with currently available funds, primarily related to the maturity of its revolving credit obligations as well as the potential for acceleration of substantially all of its term debt due to the Company’s inability to remain in compliance with certain financial covenants. See "Risk Factors" and Note 3 of the Notes to Consolidated Financial Statements.

ITEM 1 - BUSINESS

HISTORY

            Champion Industries, Inc. (“Champion” or the “Company”) is a major commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets east of the Mississippi River. The Company also publishes The Herald-Dispatch daily newspaper in Huntington, West Virginia, with a total daily and Sunday circulation of approximately 24,000 and 30,000 respectively. The Company's sales offices and/or production facilities are located in Huntington, Charleston, Parkersburg, Clarksburg, Wheeling and Morgantown, West Virginia; Lexington, Kentucky; Baton Rouge and New Orleans, Louisiana; Cincinnati, Ohio; Kingsport, Tennessee; Evansville, Indiana; Bridgeville and Altoona, Pennsylvania; and Asheville, North Carolina. The Company's sales force of approximately 120 salespeople sells printing services, business forms management services, office products, office furniture and newspaper advertising.

The Company was chartered as a West Virginia corporation on July 1, 1992. Prior to the public offering of the Company's Common Stock on January 28, 1993 (the “Offering”), the Company's business was operated by The Harrah and Reynolds Corporation (“Harrah and Reynolds”), doing business as Chapman Printing Company, together with its wholly-owned subsidiaries, The Chapman Printing Company, Inc. and Stationers, Inc. Incident to the Offering, Harrah and Reynolds and the Company entered into an Exchange Agreement, pursuant to which, upon the closing date of the Offering: (i) Harrah and Reynolds contributed to the Company substantially all of the operating assets of its printing division, including all inventory and equipment (but excluding any real estate and vehicles) and all issued outstanding capital stock of its subsidiaries, The Chapman Printing Company, Inc. and Stationers, Inc.; (ii) the Company assumed certain liabilities relating to the operations of the printing divisions of Harrah and Reynolds and its subsidiaries, The Chapman Printing Company, Inc. and Stationers, Inc., excluding debts associated with real estate, certain accounts payable to affiliates and certain other liabilities; and (iii) Harrah and Reynolds was issued 2,000,000 shares of Common Stock of the Company.

The Company and its predecessors have been headquartered in Huntington since 1922. Full scale printing facilities, including web presses for manufacturing business forms and sales and customer service operations, are located in Huntington. The Company's Charleston division was established in 1974 through the acquisition of the printing operations of Rose City Press. Sales and customer service operations, as well as the pre-press departments, are located in Charleston. The Parkersburg division opened in 1977 and was expanded by the acquisitions of Park Press and McGlothlin Printing Company. In addition to sales and customer service operations, this division houses a large full-color printing facility and a state-of-the-art studio with scanners, electronic color retouching equipment and 4-, 5- and 6-color presses.

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

The Dallas Printing division (“Dallas” or “Champion Jackson”) commenced operations in September 1993, upon the acquisition of Dallas Printing Company, Inc. in Jackson, Mississippi. This location includes a pre-press department, computerized composition facilities, as well as sales and customer service operations. The operations of Dallas were moved to Baton Rouge, Louisiana, in August 2005 and consolidated into an existing facility.

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

On August 30, 1994, Dallas acquired certain assets of Premier Printing Company, Inc. (“Premier Printing”) of Jackson, Mississippi. This operation was moved to Baton Rouge, Louisiana, with the Dallas relocation.

On June 1, 1995, in exchange for issuance of 52,383 shares of its common stock, the Company acquired U.S. Tag & Ticket Company, Inc. (“U.S. Tag”), a Baltimore, Maryland based manufacturer of tags used in the manufacturing, shipping, postal, airline and cruise industries. The operations of U.S. Tag were moved to Huntington, West Virginia in August 2003 and were consolidated into an existing facility.

On November 13, 1995, the Company acquired Donihe Graphics, Inc. (“Donihe”), a high-volume color printer based in Kingsport, Tennessee.

On July 1, 1996, the Company acquired Smith & Butterfield Co., Inc. (“Smith & Butterfield”), an office products company located in Evansville, Indiana, and Owensboro, Kentucky. Smith & Butterfield is operated as a division of Stationers, Inc.

On August 21, 1996, the Company purchased the assets of The Merten Company (“Merten”), a commercial printer headquartered in Cincinnati, Ohio.

On December 31, 1996, the Company acquired all outstanding capital stock of Interform Corporation (“Interform”), a business form manufacturer in Bridgeville, Pennsylvania. Primarily as result of the global economic crisis, the Interform division ceased manufacturing in January of 2011.

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

On May 13, 2004, the Company acquired certain assets of Cincinnati, Ohio, Westerman Print Company (“Westerman”). The assets of Westerman were moved to the Company’s Merten operation in Cincinnati, Ohio.

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

On September 14, 2007, the Company completed, pursuant to an asset purchase agreement, the acquisition of The Herald-Dispatch daily newspaper in Huntington, West Virginia, through a newly formed subsidiary Champion Publishing, Inc. The purchase price was $77.0 million and subject to a working capital payment of $837,554 plus or minus any change in working capital from the index working capital base of $1,675,107 at the closing date of September 14, 2007. The working capital payment totaled approximately $1.6 million.

All acquisitions have been accounted for using the purchase method of accounting except for U.S. Tag, Blue Ridge, Capitol and Thompson’s, which utilized the “pooling-of-interest” method of accounting.

BUSINESS

Champion is engaged in the commercial printing and office products and furniture supply business in regional markets east of the Mississippi River. The Company also publishes The Herald-Dispatch daily newspaper in Huntington, West Virginia with a total daily and Sunday circulation of approximately 24,000 and 30,000. The Company's sales force markets a full range of printing services, business forms, office products and office furniture. Management views these sales activities as complementary, since frequent customer sales calls required for one of its products or services provide opportunities to cross-sell other products and services. The Company believes it benefits from significant customer loyalty and customer referrals because it provides personal service, quality products, convenience and selection with one-stop shopping.

The Company's printing services range from the simplest to the most complex jobs, including business cards, books, tags, labels, brochures, posters, 4- to 6-color process printing and multi-part, continuous and snap-out business forms. The Company's state-of-the-art equipment enables it to provide computerized composition, art design, paste-up, stripping, film assembly and color scanner separations. Included within our print segment are fulfillment services to our customers which encompass warehousing, distribution, and reporting services. The Company also offers complete bindery and letterpress services. The printing operations contributed $79.1 million, $81.0 million, and $89.0 million or 61.5%, 62.3% and 63.0% of the Company's total revenues for the fiscal years ended October 31, 2011, 2010 and 2009.

The Company provides a full range of office products and office furniture primarily in the budget and middle price ranges, and also offers office design services. The Company publishes a catalog of high volume, frequently ordered items purchased directly from manufacturers. These catalog sales account for the bulk of sales volume and afford sales personnel flexibility in product selection and pricing. Medium to large volume customers are offered levels of pricing discounts. In addition, the Company offers a broad line of general office products through major wholesalers' national catalogs. The Company has implemented Internet e-commerce sites, which allow customers to order office products, furniture and forms online. The e-commerce sites include the office products and office furniture catalog, which is customized specifically for each customer requesting Internet e-commerce access. These sites include www.stationers-wv.com and www.cbiwv.com. In addition, the Company offers customized on-line forms management solutions through various sites including http://printwithchampion.com and www.cgc1.com. The Company believes that its e-commerce sites will allow customers to access data concerning their company’s purchase habits so as to better control expenditures for office products and business forms and eliminate large in-house inventories. The Company is a member of a major office products purchasing organization. Members benefit from volume discounts, which permit them to offer competitive prices and improve margins. The Company's office furniture business focuses on the budget to middle price range lines, although upscale lines are offered as well. Office products, office furniture and office design operations contributed $34.5 million, $33.4 million, and $35.9 million, or 26.9%, 25.7% and 25.4% of the Company's total revenues for the fiscal years ended October 31, 2011, 2010 and 2009.

The Company operates a daily newspaper in Huntington, West Virginia. The Company entered the newspaper business by purchasing the assets of The Herald-Dispatch from Gatehouse Media, Inc. The Herald-Dispatch was previously owned by Gannett, Inc. since 1971 and was sold to Gatehouse Media, Inc. in May of 2007.

The Herald-Dispatch serves a regional market area in southwestern West Virginia covering Cabell County and portions of neighboring Wayne County and eastern Lawrence County, Ohio. The Herald-Dispatch is the primary print advertising medium for the region, which centers on Huntington and draws business from across the border into Ohio and Kentucky. The Herald-Dispatch has circulation of 24,000 Monday through Saturday mornings and 30,000 on Sunday, according to the latest Audit Bureau of Circulations (ABC) Newspaper Publisher's Statement for the 6 months ended September 30, 2011. The Herald-Dispatch faces a very limited amount of print competition from other daily newspapers in its home county.  It is estimated, based on research performed by Scarborough Management, that the designated market area readership (DMA) is approximately 96,000 on Sunday and 79,000 for weekdays. The website has attracted approximately 410,000 unique visitors per month and approximately 4.4 million page views per month based on the latest Newspaper Publisher's Statement. The historical on-line revenues for The Herald-Dispatch are flat at approximately $1.1 million for fiscal years 2011, 2010 and 2009, down from approximately $1.6 million in fiscal 2008.  The Herald-Dispatch contributed $14.9 million, $15.5 million, and $16.4 million, or 11.6%, 12.0%, and 11.6% of the Company's total revenues for the fiscal years ended October 31, 2011, 2010 and 2009.

 The Herald-Dispatch also publishes the Putnam Herald serving Putnam County, West Virginia, one of the fastest-growing counties in the state, and the Lawrence Herald in Lawrence County, Ohio. The Putnam Herald and Lawrence Herald are distributed free via mail on Saturday and Thursday, respectively.

The Huntington area has been heavily affected by the de-industrialization experienced in the Upper Midwest since the 1970s. Huntington has sought to recast itself as a university town home to approximately 14,200 students. Downtown Huntington was revitalized in recent years with a $60 million retail/mixed use project; and new industries such as call centers are opening and expanding their locations. The area is also a regional shopping hub and growing medical and research center.

Marshall University borders the downtown area of Huntington. Marshall is over 170 years old and is the second largest university in West Virginia. The university currently enrolls 10,000 undergraduate and 4,200 graduate students and offers a full range of programs. Marshall's positive effect on the local economy goes beyond being one of Huntington's top three employers. The university's research corporation, medical school and graduate programs are dedicated to bringing research and development dollars into the community. The university's medical school is a nationwide leader for rural healthcare delivery.

Huntington has experienced several positive industrial developments in the last 10 plus years. According to the Huntington Area Development Council, 9,000 new jobs have been brought to the Huntington area in the last ten years and 1.7 million square feet of building space has been leased, sold or built. In 2005, the $60 million Pullman Square open-air retail, restaurant and entertainment project was completed to rejuvenate the downtown "Superblock" area, immediately increasing downtown usage. The Harris Riverfront Park promenade that stretches along the Ohio River and downtown is also a target of revitalization efforts.

                Kinetic Park was another major development to open for business in 2005. This 95-acre site was developed to become a business and technology park/retail area. Early tenants included professional service firms and a restaurant. In 2010, Amazon.com expanded its call center in the region into a new 70,000 square foot operations center that employs 500 people at Kinetic Park.

                Other developments in the area include the opening of two call centers. Amazon.com opened a call center in 2000 that employs 350. Global Contact Services opened a call center in 1998 and in recent years announced the intent to expand their facility and employee base. The expansion will make them one of the larger employers in the area.

                The Huntington area also serves as a regional shopping center. The Huntington Mall, the largest mall in the state, houses over 150 stores, restaurants and boutiques. It is anchored by Sears, Macy's, JC Penney, Elder Beerman and Dick's Sporting Goods. Many retail stores surround the mall including Best Buy, Kohl's and Wal-Mart. Only a few minutes west on U.S. 60 from the Huntington Mall is another growing shopping plaza, Merritt Creek Farm. This plaza of 30-plus shops includes Home Depot, Target, Marshall's, and the state's first freestanding Starbucks. River Place, a shopping center located near the entrance to downtown Barboursville, is just another few miles down the road. This area features many locally owned restaurants and stores.

        Huntington's medical community provides health care for the region, which also includes portions of Ohio and Kentucky. St. Mary's Hospital is the second-largest health care facility in West Virginia with 393 beds, and has recently completed a $28 million regional heart center and expanded emergency medicine department. Cabell-Huntington Hospital, with 313 beds, recently opened its $84 million North Patient Tower, and shares its campus with the Marshall University Medical Center and the $44 million Edwards Comprehensive Cancer Center, which opened in 2006. Cabell-Huntington Hospital is in the process of raising funds to build a $12 million Children's Hospital which will be the first of its kind in the area. The two hospitals are jointly designated as a Level II trauma center. The third area hospital, the Huntington VA Medical Center, is an 80-bed medical and surgical facility. In 1998 the hospital completed a $10 million research facility. These hospitals are three of the top employers in the region.

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

Consolidated Graphic Communications division in Bridgeville, Pennsylvania, operates as a full line printing and printing services distributor. The division offers complete print management, fulfillment services and B2B e-commerce solutions.

Carolina Cut Sheets, Inc., located in Huntington, West Virginia, manufactures single sheet business forms which are sold to other commercial printers and dealers and through the Company's other divisions.

The Huntington, West Virginia, division of Chapman Printing Company manufactures single sheet and multi-part, snap-out and continuous business forms for sale through many of the Company's commercial printing divisions.

U.S. Tag, located in Huntington, West Virginia, manufactures and sells tags used in the manufacturing, shipping, postal, airline and cruise industries throughout the United States through dealers and the Company's other divisions.

Chapman Printing in Charleston, West Virginia, operates as a full line printing, printing services distributor and office products and office furniture distributor. Chapman Printing Charleston offers complete print management, fulfillment, mail, digital print, office furniture and print and office products and B2B e-commerce solutions. The Syscan operation was consolidated into the Chapman Printing Charleston division effective November 1, 2005. This division also operates a facility in Morgantown, West Virginia, providing printing, office products and office furniture, distribution and integration services. In 2007, the Chapman Printing Charleston division spun off its print on demand and mail operations into a new division located in Charleston, West Virginia, operating under the name Champion Output Solutions.  Champion Output Solutions is a comprehensive transactional printing and mail center providing statement rendering, check and explanation of benefits variable print, medical billing and postal optimization.

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

Newspaper

        The Company provides its customers in the Tri-State region surrounding Huntington, West Virginia, with the primary and premier print advertising solutions for the region.

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

During the fiscal years ended October 31, 2011, 2010 and 2009, no single customer accounted for more than 3% of the Company’s total revenues. Due to the project-oriented nature of customers' printing and furniture requirements, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects.

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

        The Company's newspaper operations are geographically concentrated and serve a regional market area in southwestern West Virginia primarily covering Cabell County, West Virginia, parts of neighboring Wayne County, West Virginia, and eastern Lawrence County, Ohio.

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

EMPLOYEES

On October 31, 2011, the Company had approximately 660 employees.

 As a result of the acquisition of The Herald-Dispatch, the Company also is party to a collective bargaining agreement with Graphic Communication Conference/ International Brotherhood of Teamsters Local 619-M of District Council 3 covering newspaper press production employees (totaling approximately 10 employees at October 31, 2011) at The Herald-Dispatch Huntington, West Virginia, location. The contract expires December 31, 2013. The Company believes relations with the unions and covered employees are good.

EXECUTIVE OFFICERS OF CHAMPION
		Position and offices with Champion;

Name	Age	Principal occupation or employment last five years
Marshall T. Reynolds	75
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

Toney K. Adkins	62
President and Chief Operating Officer of the Company from January 2005 to December 2011; Vice President-Administration of the Company from November 1995 to January 2005; President, KYOWVA Corrugated Container Company, Inc. from 1991 to 1996.

J. Mac Aldridge	70
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

R. Douglas McElwain	64
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

Todd R. Fry	46
Senior Vice President and Chief Financial Officer of the Company since January 2005; Vice President and Chief Financial Officer of the Company from November 1999 to January 2005; Treasurer and Chief Financial Officer of Broughton Foods Company from September 1997 to June 1999; Coopers & Lybrand L.L.P. from 1991 to September 1997.

James A. Rhodes	55
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

ITEM 1A - RISK FACTORS

        The Company’s business and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, and cash flows.

Dependence on Marshall T. Reynolds; Control of the Company.

    The Company's operations and prospects are dependent in large part on the continued efforts of Marshall T. Reynolds.  The loss of Mr. Reynolds could have an adverse effect on the Company. In addition, by virtue of Mr. Reynolds' ownership of Company common stock, Mr. Reynolds will continue to significantly influence our operations. As of October 31, 2011, Marshall T. Reynolds and his affiliated entities, including The Harrah and Reynolds Corporation ("Harrah and Reynolds"), held 6,067,742 shares (53.7%) of the common stock of the Company. Mr. Reynolds and Harrah and Reynolds have pledged 3,771,500 of these shares (constituting 62.2% of all outstanding shares beneficially owned by Mr. Reynolds) as collateral to secure loans made to Mr. Reynolds or Harrah and Reynolds in the ordinary course of business by several commercial banks. Any disposition of such pledged shares upon a default by Mr. Reynolds or Harrah and Reynolds under such loans could result in a change in control of the Company or adversely affect the prevailing market price of the common stock. The Company has no reason to believe that any such default will occur.

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

    Our primary raw material is paper; therefore the purchase of paper and other raw materials such as ink, energy, postage and items we distribute such as office products and office furniture and goods and services represent a large portion of our costs. Any increases in the costs of these items will also increase our costs. Depending on the nature of such increases we may not be able to pass these costs on to customers through higher prices. Increases in the costs of these items may also adversely impact our customers’ demand for printing and related services as well as for office products and office furniture.

The Company has substantial investment in the credit worthiness and financial condition of our customers.

                The largest current asset on the Company's balance sheet on a net basis is our accounts receivable balances from our customers. We grant credit to substantially all of our customers. A decline in financial condition across a significant component of our customer base could hinder our ability to collect amounts owed by customers. In addition, such a decline could result in lower demand for our services. The potential causes of such a decline include national or local economic downturns, the fact that many of our customers are in highly-competitive industries or markets and the impact of regulatory actions may hinder the financial stability of our customers.

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

    Our success depends, in part, on our general ability to attract, develop, motivate and retain highly skilled employees. The loss of a significant number of our employees or the inability to attract, hire, develop, train and retain additional skilled personnel could have a material adverse effect on us. We currently operate in several locations with geographic diversity. Individual locations may encounter strong competition from other employers for skilled labor. In addition, many members of our management have significant industry experience and a long track record with us that are important to our continued success. If one or more members of our senior management team leave and we cannot replace them with a suitable candidate quickly, we could experience difficulty in managing our business properly, which could harm our business and results of operations.

We may be negatively impacted by strikes or other work stoppages by our employees.

    We employ approximately 10 persons who are covered by collective bargaining agreements. If our unionized employees were to engage in a concerted strike or other work stoppage, or if our other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both.

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

    We are subject to numerous rules and regulations, including, but not limited to, environmental and health and welfare benefit regulations as well as those associated with being a public company in addition to numerous federal, state, and local tax rules and regulations. These rules and regulations and associated interpretations may be changed by local, state or federal governments or agencies. Changes in these regulations may result in a significant increase in our compliance costs. Compliance with changes in rules and regulations could require increases to our workforce, increased cost for services, compensation and benefits, or investments in new or upgraded equipment. In addition, audits and examinations of prior years may result in liabilities and additional financial burdens.

We are highly dependent on information technology. If our systems fail or are unreliable, our operations may be adversely impacted.

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

                 We have a significant amount of indebtedness. Our revolving line of credit matures in September 2012 and is cross collateralized with our outstanding term debt, with a syndicate of banks. The Company does not believe it will have sufficient cash flows from operations to repay the revolving line of credit by the September 2012 maturity date. The Company has engaged the investment banking group of Raymond James and Associates, Inc. as well as a chief restructuring advisor to assist the Company in a potential restructuring or refinancing of the existing debt and other potential alternatives. At October 31, 2011, we had total indebtedness of $48.8 million under our credit facilities. Our interest expense for the year ended October 31, 2011, was approximately $3.9 million. At October 31, 2011, the borrowings under our credit facility were subject to a floating interest rate of LIBOR plus the applicable margin or the prime rate plus the applicable margin. Failure to maintain compliance with financial covenants as required by our credit facility could result in default and acceleration of amounts due under those facilities.

                On December 12, 2011, the Company received a Notice of Default under its Credit agreement dated September 14, 2007 (“Credit Agreement”) and the Second Amendment and Waiver to Credit Agreement dated March 31, 2010.

                On December 28, 2011, the Administrative Agent and Lender under the Credit Agreement and the Second Amendment and Waiver to Credit Agreement dated March 31, 2010, the other Lenders, the Company and Marshall T. Reynolds entered into a Limited Forbearance Agreement and Third Amendment to Credit Agreement (the "Limited Forbearance Agreement") which provides, among other things, that during a standstill period commencing on December 28, 2011 and ending on April 30, 2012 (unless sooner terminated by default of the Company under the Limited Forbearance Agreement or the Credit Agreement), the Lenders are willing to temporarily forbear exercising certain rights and remedies available to them, including acceleration of the obligations or enforcement of any of the liens provided for in the Credit Agreement. The Company acknowledged in the Limited Forbearance Agreement that as a result of the existing defaults, the Lenders are entitled to decline to provide further credit to the Company, to terminate their loan commitments, to accelerate the outstanding loans, and to enforce their liens.

Volatility in U.S. credit markets could affect the Company's ability to obtain financing to fund acquisitions, investments, or other significant operating or capital expenditures.

                At the end of 2011, the Company had approximately $48.8 million of indebtedness. A further tightening of credit availability could restrict the Company's ability to finance significant transactions and also limit its ability to refinance its existing capital structure or to fund its current operation pursuant to the terms of the Company's Applicable Credit  Agreements. The Company's Limited Forbearance Agreement expires on April 30, 2012, its revolving line of credit expires in September 2012 and its term loan facility expires on September 2013. Both of these credit facilities are with the same bank syndicate.

We may not be able to pay or maintain dividends and the failure to do so may negatively affect our share price.

        We had historically paid regular quarterly dividends through the first quarter of 2009 to the holders of our common stock. Our ability to pay dividends, if any, will depend on, among other things, our cash flows, our cash requirements, our financial condition, the degree to which we are/or become leveraged, contractual restrictions binding on us, provisions of applicable law and other factors that our board of directors may deem relevant. There can be no assurance that we will generate sufficient cash from continuing operations in the future, or have sufficient surplus or net profits to pay dividends on our common stock. Our dividend policy is based upon our directors’ current assessment of our business and the environment in which we operate and that assessment could change based on competitive or technological developments (which could, for example, increase our need for capital expenditures) or new growth opportunities. Our board of directors may, in its discretion, amend or repeal our dividend policy to decrease the level of dividends or entirely discontinue the payment of dividends. The reduction or elimination of dividends may negatively affect the market price of our common stock.

    The Board of Directors suspended the Company's dividend during fiscal 2009. Any future dividends will be subject to the above mentioned factors and compliance provisions regarding dividend payments described further in the applicable credit agreements, between the Company and its lenders (See Note 3 to Consolidated Financial Statements).

We may be unable to maintain our listing on the NASDAQ Global Market.

               The Company has received notices that it has failed to meet the applicable listing requirements for both the $1.00 per share minimum bid price and with the $5,000,000 minimum market value of publicly held shares requirement. The Company has until June 11, 2012 to cure the minimum market value requirement and until July 3, 2012 to cure the $1.00 per share minimum bid price requirement. If the Company is unable to cure the violations identified it may apply to transfer the listing of its common stock to The NASDAQ Capital Market if it is able to satisfy the requirements for inclusion on The NASDAQ Capital Market. Alternatively, the Company could be removed from The NASDAQ stock market and would then trade over the counter. The Company may be able to mitigate the effect of a low stock price in the future through the implementation of a reverse stock split.

Our newspaper business is subject to seasonal and other fluctuations, which affect our revenues and operating results.

        Our business is subject to seasonal fluctuations that we expect to continue to be reflected in our operating results in future periods. On a historical basis, The Herald-Dispatch's first and third calendar quarters of the year tended to be the weakest because advertising volume is at its lowest levels following the holiday season and also because of a seasonal slowdown in the summer months. Correspondingly, on a historical basis the fourth calendar quarter followed by the second calendar quarter tended to be the strongest quarters. The fourth calendar quarter includes heavy holiday season advertising. Other factors that affect our quarterly revenues and operating results may be beyond our control, including changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures, distribution costs, changes in newsprint prices and general economic factors.

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

We may incur Additional Non-Cash Impairment Charges

               We have significant amounts of goodwill and identifiable intangible assets. In 2011 and 2009, we recorded substantial impairment charges to reduce the value of certain of these assets. Should general economic, market or business conditions decline further, and continue to have a negative impact on our stock price or projected future cash flows, we may be required to record additional impairment charges in the future. See Item 7, “Critical Accounting Policies Involving Significant Estimates”, included herein, for additional information on the risks associated with such assets.

Cybersecurity risks could harm our ability to operate effectively

               In 2011, online revenue that is classified as advertising revenue made up approximately 7% of our newspaper segment. We use computers in substantially all aspects of our business operations. Such uses give rise to cybersecurity risks. We believe we have appropriate preventive systems and processes in place to protect against the risk of cyber incidents. Prolonged system outages or a cyber incident that would be undetected for an extended period could reduce our revenue, increase our operating costs, or disrupt our operations.

ITEM 2 - PROPERTIES

                The Company conducts its operations primarily from twenty (20) different physical locations, thirteen (13) of which are leased and seven (7) of which are owned in fee simple by Company subsidiaries. The Company also owns one facility of which the operations have been consolidated into other Champion facilities. The Company also leases other facilities primarily as sales and customer service locations which are not included as core operating facilities. The Company does not anticipate any issues regarding the renewal of certain leases when the terms expire. The properties leased and certain of the lease terms are set forth below and may be subject to periodic adjustments based on the consumer price index:

Property	Division Occupying Property	Square Feet	Annual Rental	Expiration Of Term
2450 1st Avenue Huntington, West Virginia (1)	Chapman Printing- Huntington	85,000	$116,400	2013
1945 5th Avenue Huntington, West Virginia (1)	Stationers	37,025	30,000	2013

Property	Division Occupying Property	Square Feet	Annual Rental	Expiration Of Term
615-619 4th Avenue Huntington, West Virginia (1)	Stationers	59,641	21,600	2013
405 Ann Street Parkersburg, West Virginia (1)	Chapman Printing - Parkersburg	36,614	57,600	2013
890 Russell Cave Road Lexington, Kentucky (1)	Chapman Printing - Lexington	20,135	57,600	2013
2800 Lynch Road Evansville, Indiana (1)	Smith & Butterfield	42,375	155,558	2014
1901 Mayview Road Bridgeville, Pennsylvania (1)	Interform Corporation	120,000	293,503	2013
1515 Central Parkway Cincinnati, Ohio (1)	The Merten Company	40,000	107,163	2012
1214 Main Street Wheeling, West Virginia (2)	CBI - Wheeling	22,000	37,200	Monthly
3000 Washington Street Charleston, West Virginia (1)	Chapman Printing-Charleston	37,710	150,000	2014
951 Point Marion Road Morgantown, West Virginia (1)	Chapman Printing-Charleston	5,850	46,020	2015
120 Hills Plaza Charleston, West Virginia (3)	Champion Output Solutions	22,523	115,992	2014
Route 2 Industrial Lane Huntington, West Virginia (1)	The Herald-Dispatch	35,000	84,000	2013

(1)  Lease is “triple net”, whereby the Company pays for all utilities, insurance, taxes, repairs and maintenance and all other costs associated with properties.

(2)  Lease is gross to the extent it excludes taxes and insurance during the lease term.

(3)  Lease is gross to the extent it excludes taxes and insurance during the initial lease term. The Company has renewal options through 2024 at various rates and the lease essentially converts to a triple net lease in the renewal period.  The Company has entered into a sublease agreement commencing January 2007 through June 30, 2011, at an annual sublease of $44,370, representing approximately 8,500 square feet.

The Chapman Printing Charleston operation previously conducted business from a single story masonry building of approximately 21,360 square feet owned by the Company at 1563 Hansford Street, Charleston, West Virginia. This building is currently utilized for overflow storage and certain warehousing. The Company also owns a structure in Charleston, West Virginia, that was purchased as a result of the Syscan acquisition. This building is located at 811 Virginia Street West and is a three-story block building. The Company is currently actively engaged in a process to sell this facility.

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

                 The Company has been notified by the Listing Qualifications Department of The NASDAQ OMX Group on December 14, 2011 that it is not in compliance with the $5,000,000 minimum Market Value of Publicly Held Shares requirement for continued inclusion on the NASDAQ Global Market. The Company has also been notified on January 5, 2012 that it is not in compliance with the $1 per share minimum bid price requirement for continued inclusion on The NASDAQ Global Market.

                  The Company has until June 11, 2012 and July 3, 2012 to achieve compliance with NASDAQ's listing standards. As an alternative, in the event the Company is unable to achieve compliance by the applicable dates, it may apply to transfer the listing of its common stock to The NASDAQ Capital Market if it satisfies the requirements for inclusion on the NASDAQ Capital Market.

                   The Company intends to actively monitor the closing bid price for its common stock and the minimum value of publicly held shares requirement between now and June 11, 2012 and July 3, 2012 and will consider available options to regain compliance.

                  The following table sets forth the high and low closing prices for Champion common stock for the period indicated. The range of high and low closing prices are based on data from NASDAQ and does not include retail mark-up, mark-down or commission.

	Fiscal Year 2011		Fiscal Year 2010
	High	Low	High	Low
First quarter	$2.00	$1.10	$ 1.97	$ 1.48
Second quarter	2.22	1.58	1.86	1.10
Third quarter	1.58	1.21	2.10	1.52
Fourth quarter	1.44	1.10	1.66	1.10

     At the close of business on January 10, 2012, there were 385 shareholders of record of Champion common stock. The shareholders of record are determined by the Company’s transfer agent.

                     The following table sets forth the quarterly dividends per share declared on Champion common stock.

	Fiscal Year 2012	Fiscal Year 2011	Fiscal Year 2010
First quarter	$-	$-	$-
Second quarter	-	-	-
Third quarter	-	-	-
Fourth quarter	-	-	-

ITEM 6 - SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

 The following selected consolidated financial data for each of the five years in the period ended October 31, 2011, have been derived from the Audited Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with the Audited Consolidated Financial Statements, related notes, and the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.

	Year Ended October 31,
	2011(4)	2010(3)	2009 (2)	2008	2007 (1)
				(Restated)
	(In thousands, except share and per share data)
OPERATING STATEMENT DATA:
Revenues:
Printing	$79,092	$80,971	$88,990	$105,275	$104,500
Office products and office furniture	34,546	33,438	35,874	41,540	41,449
Newspaper	14,883	15,525	16,394	18,939	2,540
Total revenues	128,521	129,934	141,258	165,754	148,489

Cost of sales & newspaper operating costs:
Printing	58,601	59,351	66,856	75,590	75,617
Office products and office furniture	24,521	23,633	24,859	28,457	28,834
Newspaper cost of sales & operating costs	8,590	8,327	8,715	9,492	1,188
Total cost of sales & newspaper operating costs	91,712	91,311	100,430	113,539	105,639

Gross profit	36,809	38,623	40,828	52,215	42,850

Selling, general and administrative expense	31,229	31,609	37,126	39,529	32,336
Restructurings / asset impairments costs	9,369	1,641	41,334	-	-
Hurricane and relocation costs, net of recoveries	-	-	(39)	(33)	-

(Loss) income from operations	(3,789)	5,373	(37,593)	12,719	10,514
Other income (expense):
Interest income	-	-	3	66	45
Interest expense - related party	(65)	(82)	-	-	-
Interest expense	(3,824)	(5,332)	(5,185)	(5,734)	(1,455)
Gain on early extinguishment of debt to a related party	1,338	-	-	-	-
Other income (expense)	99	1,013	(476)	70	179

(Loss) income before income taxes	(6,241)	972	(43,251)	7,121	9,283
Income tax benefit (expense)	2,265	(484)	15,730	(2,463)	(3,203)
Net (loss) income	$(3,976)	$488	$(27,521)	$4,658	$6,080

(Loss) earnings per share:
Basic	$(0.38)	$0.05	$(2.76)	$0.47	$0.61
Diluted	(0.38)	0.05	(2.76)	0.46	0.60
Dividends per share	$0.00	$0.00	$0.06	$0.24	$0.24

Weighted average common shares outstanding:
Basic	10,362,000	9,988,000	9,988,000	9,986,000	9,957,000
Diluted	10,362,000	9,988,000	9,988,000	10,024,000	10,103,000

(1)	The revenues associated with the acquisition of The Herald-Dispatch are primarily composed of advertising, circulation and commercial printing revenues. The advertising and circulation revenues are included as a component of the newspaper segment and the commercial printing revenues are recorded as a component of the printing segment. Approximately six weeks of the operations of The Herald-Dispatch are included in the Company's Statement of Operations commencing concurrent with the acquisition in 2007.

(2)
Includes impairment for goodwill and other intangibles in the fourth quarter of 2009 of $(41.1) million, or $(25.5) million net of tax, or $(2.55) per share on a basic and diluted basis. The Company also recorded a loss on an interest rate swap agreement resulting from a reclassification from other comprehensive income to other expense, pursuant to the elimination of a LIBOR borrowing option from the Administrative Agent of the Company's Credit Agreement resulting in the ineffectiveness of a cash flow hedge in the amount of $(578,000) net of tax, or $(0.06) per share on a basic and diluted basis. The Company also incurred a charge of $(206,000), or $(128,000) net of tax, or $(0.01) per share on a basic and diluted basis, related to impairment charges associated with property, plant and equipment.

(3)	Includes charges in 2010 related to a restructuring and profitability enhancement plan of $(1.8) million, $(1.1) million net of tax, or $(0.11) per share on a basic and diluted basis. The Company also recorded other income in 2010 associated with an interest rate swap agreement, which expired in the fourth quarter of 2010, resulting primarily from a reclassification from other comprehensive income to other income of $0.7 million, or $0.4 million net of tax. In the first quarter of 2010, the Company reported $0.3 million, or $0.2 million net of tax, as other income due to the Administrative Agent of the Company's Credit Agreement eliminating the LIBOR borrowing option resulting in ineffectiveness of a cash flow hedge.

(4)
Includes impairment for goodwill and other intangibles in the fourth quarter of 2011 of $(8.7) million, or $(5.4) million net of tax, or $(0.52) per share on a basic and diluted basis. The Company also recorded an impairment charge associated with property, plant and equipment of $(109,000), or $(66,000) net of tax, or $(0.01) per share on a basic and diluted basis. The Company also incurred restructuring related charges of $(0.6) million, or $(0.3) million net of tax, or $(0.03) per share on a basic and diluted basis. Other income reflects a gain on early extinguishment of debt to a related party in the amount of $1.3 million, or $0.8 million net of tax, or $0.08 per share on a basic and diluted basis. EPS calculations represent full fiscal year of 2011.

	At October 31,
	2011	2010 (Restated)	2009 (Restated)	2008 (Restated)	2007 (Restated)
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents/negative book cash balances	$(1,154)	$(1,014)	$1,159	$(987)	$5,793
Working capital (1)	(31,538)	12,822	(42,907)	20,039	24,980
Total assets	82,024	92,453	101,241	141,498	149,430
Long-term debt (net of current portion) (2)	431	52,299	918	66,332	79,378
Shareholders' equity	20,928	23,094	22,606	50,168	48,399

(1)  Includes $33.0 million and $60.5 million of long-term debt reclassified to current debt due to the Company's inability to remain in compliance with various financial covenants in 2011 and 2009. In 2011, due to the September 2012 maturity of the revolving line of credit, it is classified as current and included as a component of working capital.

(2)  Includes non-current borrowings under the Company’s credit facilities including the revolving line of credit (term and revolver, net of current portion); in 2011 and 2009, $33.0 million and $60.5 million of long-term debt was reclassified to current debt, see (1) above. For 2011, due to the September 2012 maturity of the revolving line of credit, it is classified as current and included in working capital.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets of the United States of America, east of the Mississippi River. The Company also publishes The Herald-Dispatch daily newspaper in Huntington, West Virginia, with a total daily and Sunday circulation of approximately 24,000 and 30,000 respectively. The Company has grown through strategic acquisitions and internal growth. Through such growth, the Company has realized regional economies of scale, operational efficiencies, and exposure of its core products to new markets. The Company has acquired fifteen printing companies, eight office products and office furniture companies, one company with a combined emphasis on both printing and office products and office furniture, a paper distribution division (which was subsequently sold in 2001) and a daily newspaper since its initial public offering on January 28, 1993.

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

Restatement of Prior Year: During the fourth quarter of 2011, the Company determined that its historical methodology for accruing for compensated absences related to vacation did not properly reflect a liability for vacation partially earned during the fiscal year and anticipated to be utilized by the employee in the subsequent year. The Company determined that the balances should be corrected in the earliest period presented by correcting any individual amounts in the financial statements. The periods impacted by this correction commence with periods earlier than any periods presented in this annual report. Therefore, the Company will correct this by recording a cumulative effect of this amount in the earliest period presented as a decrease in retained earnings of $328,000 and an increase in accrued expenses in the amount of $547,000 and an increase in deferred tax assets of $219,000. This adjustment did not have a material impact on net income for any period presented in this annual report. Accordingly, the Consolidated Financial Statements for periods ended October 31, 2007, through October 31, 2010, have been restated to reflect this adjustment. In accordance with ASC Topic 250, Accounting Changes and Error Corrections, we evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the error was not material to any prior period. Further, we evaluated the materiality of the error on the results of operations for the fiscal years end October 31, 2007, through October 31,  2010, and concluded that the error was not material for the year or the trend of financial results for any period presented.

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

The Company believes that the accounting estimate related to asset impairment is a “critical accounting estimate” because it is highly susceptible to change from period to period, because it requires management to make assumptions about future cash flows over future years and because the impact of recognizing impairment could have a significant effect on operations. Management’s assumptions about future cash flows require significant judgment because actual operating levels have fluctuated in the past and are expected to continue to do so in the future. Management has discussed the development and selection of this critical accounting estimate with the audit committee of our board of directors and the audit committee has reviewed the Company’s disclosure relating to it in this management, discussion and analysis (MD&A).

In accordance with GAAP, a two-step impairment test is performed on goodwill. In the first step, a comparison is made of the estimated fair value of a reporting unit to its carrying value. If the carrying value of a reporting unit exceeds the estimated fair value, the second step of the impairment test is required.

In connection with our annual impairment testing of goodwill and other intangible assets conducted in the fourth quarter of 2011, we recorded a charge of $8.7 million ($5.4 million, net of deferred tax benefit) for impairment of the value of the goodwill and other intangible assets, which resulted from the 2007 acquisition of The Herald-Dispatch daily newspaper in Huntington, WV. This charge resulted in impairment charges of trademark and masthead of $6.3 million and goodwill of $2.4 million. The associated deferred tax benefit of these charges approximated $3.3 million. There were no impairment charges as a result of our annual impairment testing in 2010.

In connection with our annual impairment testing of goodwill and other intangible assets conducted in the fourth quarter of 2009, we recorded a charge of $41.1 million ($25.5 million, net of deferred tax benefit) for impairment of the value of the goodwill and other intangible assets, which also resulted from the 2007 acquisition of The Herald-Dispatch daily newspaper in Huntington, WV. This charge resulted in impairment charges of trademark and masthead of $8.5 million, subscriber base asset of $2.2 million, advertiser base asset of $6.8 million and goodwill of $23.6 million. The associated deferred tax benefit of these charges approximated $15.6 million.

The Company determined that it should perform impairment testing of goodwill and intangible assets during the fourth quarter of 2009 and 2011, due, in part, to declines in our stock price, increased volatility in operating results and declines in market transactions in the industry.  The valuation methodology utilized to estimate the fair value of the newspaper operating segment was based on both the market and income approach. The Company then undertook the next step in the impairment testing process by determining the fair value of assets and liabilities within this reporting unit. The implied fair values of goodwill and other intangibles for this reporting unit was less than their carrying amounts based on the analysis by the Company and with assistance of a third party valuation specialist, and therefore an impairment charge was taken. The goodwill and other intangible assets will continue to be amortized for tax purposes over its remaining life in accordance with applicable internal revenue service standards.  Management has discussed the development of these estimates with the audit committee of the board of directors. Additionally, the board of directors has reviewed this disclosure and its relation to this MD&A.

Revenue Recognition: Revenues are recognized when products are shipped or ownership is transferred and when services are rendered to customers. The Company acts as a principal party in sales transactions, assumes title to products and assumes the risks and rewards of ownership including risk of loss for collection, delivery or returns. The Company typically recognizes revenue for the majority of its products upon shipment to the customer and transfer of title. Under agreements with certain customers, custom forms may be stored by the Company for future delivery. In these situations, the Company may receive a logistics and warehouse management fee for the services provided. In these cases, delivery and bill schedules are outlined with the customer and product revenue is recognized when manufacturing is complete and the product is received into the warehouse, title transfers to the customer, the order is invoiced and there is reasonable assurance of collectability. Since the majority of products are customized, product returns are not significant. Therefore, the Company records sales on a gross basis. Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on websites. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognized are recorded as deferred revenue. The deferred revenue associated with The Herald-Dispatch approximated $614,000 and $591,000 at October 31, 2011 and 2010. Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to government authorities. The costs of delivering finished goods to customers are recorded as shipping and handling costs and included in cost of sales. Shipping and handling costs that are included in the price of the product are included in net sales.

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

    Allowance for Doubtful Accounts: The Company encounters risks associated with sales and the collection of the associated accounts receivable. As such, the Company records a monthly provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate monthly provision, the Company primarily utilizes a historical rate of accounts receivables written off as a percentage of total revenue. This historical rate is applied to the current revenues on a monthly basis. The historical rate is updated periodically based on events that may change the rate, such as a significant increase or decrease in collection, performance and timing of payments as well as the calculated total exposure in relation to the allowance. Periodically, the Company compares the identified credit risks with the allowance that has been established using historical experience and adjusts the allowance accordingly.

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

During 2011, 2010 and 2009, $270,000, $370,000, and $876,000 of bad debt expense was incurred and the allowance for doubtful accounts was $933,000, $1,297,000, and $1,353,000 of October 31, 2011, 2010 and 2009. The actual write-offs for the periods were $633,000, $426,000, and $1,375,000 during 2011, 2010 and 2009. General economic conditions and specific geographic and customer concerns are major factors that may affect the adequacy of the allowance and may result in a change in the annual bad debt expense.

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

	Year Ended October 31,
	($ In thousands)
	2011		2010		2009
Revenues:
Printing	$79,092	61.5%	$80,971	62.3%	$88,990	63.0%
Office products and office furniture	34,546	26.9	33,438	25.7	35,874	25.4
Newspaper	14,883	11.6	15,525	12.0	16,394	11.6
Total revenues	128,521	100.0	129,934	100.0	141,258	100.0
Cost of sales & newspaper operating costs:
Printing	58,601	45.6	59,351	45.7	66,856	47.3
Office products and office furniture	24,521	19.1	23,633	18.2	24,859	17.6
Newspaper cost of sales & operating costs	8,590	6.7	8,327	6.4	8,715	6.2
Total cost of sales & newspaper operating costs	91,712	71.4	91,311	70.3	100,430	71.1
Gross profit	36,809	28.6	38,623	29.7	40,828	28.9

Selling, general and administrative expenses	31,229	24.3	31,609	24.3	37,126	26.2
Restructuring / asset impairment costs	9,369	7.3	1,641	1.3	41,334	29.3
Hurricane and relocation costs, net of recoveries	-	-	-	-	(39)	(0.0)
(Loss) income from operations	(3,789)	(3.0)	5,373	4.1	(37,593)	(26.6)
Other income (expense):
Interest income	-	-	-	-	3	0.0
Interest expense - related party	(65)	(0.0)	(82)	(0.1)	-	-
Interest expense	(3,824)	(3.0)	(5,332)	(4.1)	(5,185)	(3.7)
Gain on early extinguishment of debt from a related party	1,338	1.0	-	-	-	-
Other income	99	0.1	1,013	0.8	(476)	(0.3)

(Loss) income before income taxes	(6,241)	(4.9)	972	0.7	(43,251)	(30.6)
Income tax benefit (expense)	2,265	1.8	(484)	(0.3)	15,730	11.1
Net (loss) income	$(3,976)	(3.1)%	$488	0.4%	$(27,521)	(19.5)%

Year Ended October 31, 2011 Compared to Year Ended October 31, 2010

Revenues

                Consolidated net revenues were $128.5 million for the year ended October 31, 2011 compared to $129.9 million in the prior fiscal year. This change represents a decrease in revenues of approximately $1.4 million, or 1.1%. Printing revenues decreased by $1.9 million or 2.3% from $81.0 million in 2010 to $79.1 million in 2011. The Company believes the decrease in printing revenues was primarily due to the continued impact of the global economic crisis. Office products and office furniture revenue increased $1.1 million or 3.3% from $33.4 million in 2010 to $34.5 million in 2011. The increase in revenues for the office products and office furniture segment was primarily attributable to higher sales of office furniture. In 2011, newspaper revenues were composed of approximately $11.2 million in advertising revenue and $3.7 million in circulation revenue compared to the same period in 2010, in which the newspaper revenues were composed of approximately $11.7 million in advertising revenue and $3.8 million in circulation revenues. Newspaper revenues decreased $0.6 million or 4.1% in fiscal 2011 compared with fiscal 2010. The reduction in newspaper revenues is primarily associated with a decrease in advertising revenues, which we believe is reflective, in part, of macro industry dynamics coupled with the residual effect of the global economic crisis.

Cost of Sales

                Total cost of sales for the year ended October 31, 2011 was $91.7 million, compared to $91.3 million in the previous year. This change represented an increase of $0.4 million, or 0.4%, in cost of sales. Printing cost of sales decreased $0.7 million to $58.6 million in 2011 compared to $59.4 million in 2010. Printing cost of sales as a percentage of printing sales increased to 74.1% as a percent of printing sales in 2011 from 73.3%  in 2010. This increase was primarily the result of higher material costs as a percent of printing sales partially offset by improved labor and overhead absorption. Office products and office furniture cost of sales increased $0.9 million to $24.5 million in 2011 from $23.6 million in 2010. The increase in office products and office furniture cost of sales is attributable to an increase in office products and office furniture sales. The increase in office products and office furniture cost of sales as a percent of office products and office furniture sales is primarily reflective of higher office furniture costs as a percent of office furniture sales. Newspaper cost of sales and operating costs increased $0.3 million to $8.6 million in 2011 from $8.3 million in 2010. Newspaper cost of sales and operating costs as a percentage of newspaper sales were 57.7% in 2011 and 53.6% in 2010. The primary contributor to the increase was higher newsprint prices in 2011 compared to 2010.

.Operating Expenses and Income

               Selling, general and administrative (S,G&A) expenses decreased $0.4 million to $31.2 million in 2011 from $31.6 million in 2010. S,G&A as a percentage of net sales represented 24.3% of net sales in 2011 and 2010. In 2010, the Company incurred costs associated with the Company's successful defense of a legal action and the accrual of settlement costs associated with an OSHA action with combined costs of approximately $0.4 million.

               In connection with our annual impairment testing of goodwill and other intangible assets conducted in the fourth quarter of 2011, we recorded a charge of $8.7 million ($5.4 million, net of deferred tax benefit) for impairment of the value of the goodwill and other intangible assets, which resulted from the 2007 acquisition of The Herald-Dispatch daily newspaper in Huntington, WV. This charge resulted in impairment charges of trademark and masthead of $6.3 million and goodwill of $2.4 million. The associated deferred tax benefit of these charges approximated $3.3 million. There were no impairment charges as a result of our annual impairment testing in 2010.

              The valuation methodology utilized to estimate the fair value of the newspaper operating segment was analyzed by the Company with assistance from an independent third party valuation specialist ("Valuation Specialist") in 2011 utilizing both the market and income approach.  The Valuation Specialist considered three approaches to value referred to as the income approach, the market approach, and the cost approach. The income approach was based on a discounted cash flow methodology, in which expected future free net cash flows to invested capital are discounted to present value, using an appropriate after-tax weighted average cost of capital.  The market approach using a guideline company analysis weighs empirical evidence from shares of comparable companies sold in minority transactions on stock exchanges and merger and acquisition analysis, which analyses sales of newspapers in control transactions. The cost approach was not employed due to the fact it was not deemed relevant. The implied fair values of goodwill  and other intangibles for this reporting unit was less than the carrying amount for goodwill and trademark and masthead by $8.7 million ($5.4 million net of deferred tax benefit), and therefore an impairment charge in this amount was taken. The goodwill and other intangible assets will continue to be amortized for tax purposes over their remaining life in accordance with applicable Internal Revenue Service standards.

              The valuation methodology utilized to estimate the fair value of the printing, and office products and office furniture operating segment was analyzed by the Company with assistance from the Valuation Specialist utilizing both the market and income approach.  The income approach was based off a discounted cash flow methodology, in which expected future free net cash flows to invested capital are discounted to present value, using an appropriate after-tax weighted average cost of capital.  The market approach using a guideline company analysis weighs empirical evidence from shares of comparable companies sold in minority transactions on stock exchanges and merger and acquisition analysis, which analyses sales of companies control transactions. The fair value exceeded the carrying value for both the printing and office products and office furniture segment. Therefore, there were no impairment indicators identified by the Company to proceed to step two of the impairment test.

            In 2011 and 2010, the Company recorded charges related to a restructuring and profitability enhancement plan of approximately $0.6 million and $1.8 million. This plan was implemented to effectuate certain key initiatives and was a key provision to the Second Amendment to the Credit Agreement among the Company and its Lenders. These actions were taken to comply with the provisions and targeted covenants of the Second Agreement to the Credit Agreement and to address the impact of the global economic crisis on the Company. The charges incurred in 2011 also related to revisions in targeted cash flows related to sublease rentals and revised estimates of remaining facility related costs. The Company believes the economic environment has contributed to the inability to achieve sublease rentals as originally forecasted. The Company incurred these additional charges related to revised estimates for aggregate facility exposure costs including rent, taxes, insurance and maintenance related costs. The aggregate charges associated with this restructuring adjustment totaled approximately $0.6 million in 2011. The costs primarily related to excess facility and maintenance costs primarily associated with operating leases, inventory costs and costs associated with streamlining production and personnel.  The Company may incur additional costs in future periods to address the ongoing and fluid nature of the economic crisis, and may incur costs pursuant to certain initiatives being reviewed in accordance with the provisions of the Limited Forbearance Agreement. The amount of future charges is currently not estimable by the Company.

         The implementation of the restructuring and profitability enhancement plan should not have a material impact on the Company's future liquidity position. The costs associated with the restructuring and profitability enhancement plan are primarily recorded in the restructuring charges line item as part of operating income. Inventory is recorded as a component of the cost of sales and aggregated approximately $30,000 and $0.2 million for 2011 and 2010.

         The Company also incurred asset impairment charges in 2011 in the printing segment from property, plant and equipment related to a specialized printing press of approximately $109,000, or $66,000 net of tax or $0.01 per share on a basic and diluted basis, related to a final determination of a remote likelihood of future functionality and market utilization of this press's capability.

Segment Operating Income (loss)

          The printing segment reported flat operating income of $0.2 million for 2011 and 2010. These results were also reflective of a reduction of approximately $1.2 million in restructuring costs in 2011 from 2010 levels. Total SG&A decreased $0.4 million. Of the total SG&A reductions, approximately $0.2 million of those reductions were attributable to the printing segment. These cost reductions were partially offset by lower printing sales and lower gross profit margins.

         The office products and office furniture segment reported operating profits of $2.4 million, in 2011, compared to $2.1 million, in 2010. This represented an increase in profitability of $0.3 million or 16.6%. This increase is primarily the result of an increase in gross margin dollar contribution due to higher sales and a decrease in SG&A expenses  partially offset by a lower gross profit percent.

         The newspaper segment reported a reduction in operating income from $3.1 million, in 2010, to an operating loss of  $(6.4) million, in 2011. The decrease in newspaper operating profit was primarily attributable to a pre-tax impairment charge associated with goodwill and other intangible assets aggregating $8.7 million. The results also reflected 4.1% decrease in newspaper revenue. The newspaper revenue reduction was primarily attributable to a reduction in advertising revenues, primarily related to retail accounts.

Other Income (Expense)

          Other expense decreased approximately $1.9 million from $4.4 million in 2010 to $2.5 million in 2011. The Company recorded other income in the first quarter of 2010 resulting from an interest rate swap agreement, in the amount of $0.2 million, net of tax, due to ineffectiveness in a cash flow hedge. The interest swap was re-designated as a cash flow hedge in the second quarter of 2010 and upon expiration of  the swap derivative  on October 29, 2010, $0.7 million or $0.4 million, net of tax was reclassified into earnings.

          The Company exchanged a $3,000,000 Unsecured Promissory Note payable to Marshall T. Reynolds, its CEO, together with $147,875 in accrued interest for 1,311,615 shares of common stock in the third quarter of 2011. This transaction resulted in a pre-tax gain on early extinguishment of debt of approximately $1.3 million. The Company believes the CEO’s rationale for such an exchange included numerous factors. The Company believes these factors related both to his dual role as CEO and largest shareholder. The CEO obtained a majority control in the stock as a result of this transaction. The CEO did not have access to the principal or interest related to the subordinated debt and therefore the common stock had greater economic upside potential when compared to a fixed rate of return associated with subordinated debt. We believe the limited liquidity of the Company’s common stock would make it very difficult to purchase a significant quantity of shares without substantially increasing the cost of the purchase. The CEO has historically been an equity investor and not a debt investor and therefore we believe the CEO believed there was inherently potentially greater upside in equity versus subordinated debt albeit with greater risk. Finally, we believe the CEO believed that eliminating subordinated debt would improve the financial position of the Company.

          Interest expense decreased approximately $1.5 million primarily due to lower borrowings and lower rates associated with the Second Amendment to the Credit Agreement and expiration of a LIBOR Swap Agreement.

Income Taxes

Income taxes as a percentage of income before taxes were a benefit of 36.3% in 2011 compared with an expense of (49.8%) in 2010.  The effective income tax rate in 2011 and 2010 approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net (Loss) Income

For the reasons set forth above, the Company recorded a net loss of $(4.0) million in 2011 compared with net income of $0.5 million in 2010.

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

Cost of Sales

              Total cost of sales for the year ended October 31, 2010 was $91.3 million, compared to $100.4 million in the previous year. This change represented a decrease of $9.1 million, or 9.1%, in cost of sales. Printing cost of sales decreased $7.5 million to $59.4 million in 2010 compared to $66.9 million in 2009. Printing cost of sales as a percentage of printing sales decreased to 73.3% as a percent of printing sales in 2010 from 75.1% in 2009. This decrease was primarily the result of improved labor absorption and lower material costs as a percent of sales, partially offset by higher overhead absorption costs. Office products and office furniture cost of sales decreased $1.2 million to $23.6 million in 2010 from $24.9 million in 2009. The decrease in office products and office furniture cost of sales is attributable to a decrease in office products and office furniture sales. The increase in office products and office furniture cost of sales as a percent of office products and office furniture sales is primarily reflective of higher office furniture costs as a percent of office furniture sales. Newspaper cost of sales and operating cost decreased $0.4 million to $8.3 million in 2010 from $8.7 million in 2009. Newspaper cost of sales and operating costs as a percentage of newspaper sales were 53.6% in 2010 and 53.2% in 2009.

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

           The valuation methodology utilized to estimate the fair value of the newspaper operating segment was based on both the market and income approach.  The income approach was based on a discounted cash flow methodology, in which expected future free net cash flows to invested capital are discounted to present value, using an appropriate after-tax weighted average cost of capital.  The market approach using a guideline company analysis weighs empirical evidence from shares of comparable companies sold in minority transactions on stock exchanges and merger and acquisition analysis, which analyses sales of newspapers in control transactions. The implied fair value of goodwill  and other intangibles for this reporting unit was less than the carrying amount by $41.1 million ($25.5 million net of deferred tax benefit), and therefore an impairment charge in this amount was taken. The goodwill and other intangible assets will continue to be amortized for tax purposes over their remaining life in accordance with applicable Internal Revenue Service standards.

          The Company has other reporting units with goodwill. The Company evaluated these reporting units during the fourth quarters of 2010 and 2009, and while the estimated fair value of these reporting units declined from 2008, the estimated fair value of each of our other reporting units exceeded carrying values in 2010 and 2009. As a result, no additional testing or impairment charges were necessary.

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

Segment Operating Income (loss)

          The printing segment reported improved profitability in 2010 with operating income increasing to $0.2 million from a loss of $(1.2) million, in 2009. This improvement was driven by the cost reduction initiatives implemented by the Company to reduce overhead and to rationalize the Company’s cost structure in light of the current economic climate primarily related to the sales compression experienced by the Company in recent periods. Therefore, of the $5.5 million of SG&A reductions, approximately $3.3 million of these reductions were attributable to the printing segment. These cost reductions were partially offset by lower sales, which were partially mitigated by improved gross profit percent.

          The office products and office furniture segment reported operating profits of $2.1 million, in 2010, compared to $2.3 million, in 2009. This represented a decrease in profitability of $0.2 million or 10%. This decrease is primarily the result of lower gross margin dollar contribution, due to both lower sales and gross profit percent compression attributable to lower margins on office furniture sales in 2010.

          The newspaper segment reported a substantial improvement in operating income from a loss of $(38.7) million in 2009, to a profit of $3.1 million, in 2010. The operating loss in 2009 was primarily the result of a pre-tax impairment charge associated with goodwill and other intangible assets aggregating $41.1 million, thus reducing operating income in 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2011, the Company had a $1.2 million negative book cash balance, compared with the prior year when the Company had a $1.0 million negative book cash balance. Working capital as of October 31, 2011 was $(31.5) million, and $12.8 million at October 31, 2010. The decrease in working capital is associated with the classification as a current liability of approximately $33.0 million of term debt which was previously classified as long term as well as approximately $9.7 million in revolving credit borrowings being classified as current based on contractual maturities. The $33.0 million term debt reclassification resulted from the Company's inability to remain in compliance with certain of its financial covenants.

The Company had historically used cash generated from operating activities and debt to finance capital expenditures and the cash portion of the purchase price of acquisitions. Management plans to continue making required investments in equipment. The Company has available a line of credit totaling up to $15.0 million which is subject to borrowing base limitations and reserves which may be initiated by the Administrative Agent for Lenders in its sole discretion and are subject to a minimum excess availability threshold as well as the provisions of the Limited Forbearance Agreement (See Note 3 of the Consolidated Financial Statements). For the foreseeable future, including through Fiscal 2012, the Company's ability to fund operations, meet debt service requirements and make planned capital expenditures is contingent on continued availability of the aforementioned credit facilities and the ability of the Company to complete a restructuring or refinancing of the existing debt. The Company does not currently believe it will generate sufficient cash flow from operations to meet both scheduled principal and interest payments and pay off the entire line of credit which matures in September 2012.

The Company has engaged the investment banking group of Raymond James & Associates, Inc. (Raymond James) to assist it with a potential restructuring or refinancing of the existing debt and other potential transaction alternatives. Pursuant to the terms of the Limited Forbearance Agreement, the Company also engaged a Chief Restructuring Advisor to work with the Company, Raymond James, the Administrative Agent and syndicate of banks to address various factors, including the expiration of the Limited Forbearance Agreement on April 30, 2012, the revolving line of credit maturing in September 2012, and the term loan facility, which expires in September 2013. The Company continues to have ongoing dialogue with the Administrative Agent and the syndicate of banks with respect to its credit facilities.  At October 31, 2011,  a total of $47.6 million of current and long-term debt and outstanding revolving line of credit borrowings are subject to accelerated maturity and, as such, the creditors may, at their option, give notice to the Company that amounts owed are immediately due and payable.

The Company may incur costs in 2012 related to facility consolidations, employee termination costs and other restructuring related activities. These costs may be incurred, in part, as a response to the Company's efforts to overcome the impact of the global economic crisis, and may occur pursuant to certain initiatives being reviewed in accordance with the provisions of the Limited Forbearance Agreement.

Additionally, the Company has future contracted obligations (See Note 3 and Note 6 of the Consolidated Financial Statements). The Company is not a guarantor of indebtedness of others.

               On December 12, 2011, the Company received a Notice of Default under its Credit Agreement dated September 14, 2007 ( “Credit Agreement” ) and the Second Amendment and Waiver to Credit Agreement dated March 31, 2010.

On December 28, 2011, the Administrative Agent, the Lenders, the Company, all of its subsidiaries and Marshall T. Reynolds entered into a Limited Forbearance Agreement and Third Amendment to Credit Agreement (the "Limited Forbearance Agreement") which provides, among other things, that during a forbearance period commencing on December 28, 2011, and ending on April 30, 2012 (unless terminated sooner by default of the Company under the Limited Forbearance Agreement or Credit Agreement), the Lenders are willing to temporarily forbear exercising certain rights and remedies available to them, including acceleration of the obligations or enforcement of any of the liens provided for in the Credit Agreement. The Company acknowledged in the Limited Forbearance Agreement that as a result of the existing defaults, the Lenders are entitled to decline to provide further credit to the Company, to terminate their loan commitments, to accelerate the outstanding loans, and to enforce their liens.

The Limited Forbearance Agreement provides that during the forbearance period, so long as the Company meets the conditions of the Limited Forbearance Agreement, it may continue to request credit under the revolving credit line.

The Limited Forbearance Agreement requires the Company to:
(a) engage a chief restructuring advisor to assist in developing a written restructuring plan for the Company's business operations;
(b) submit a restructuring plan to the Administrative Agent by February 15, 2012;
(c) provide any consultant retained by the Administrative Agent with access to the operations, records and employees of the Company;
(d) attain revised minimum EBITDA covenant targets; and
(e) provide additional financial reports to the Administrative Agent.

The Limited Forbearance Agreement provides that the credit commitment under the Credit Agreement is $15,000,000 and provides for a $1,450,000 reserve against the Credit Agreement borrowing base. The Company had borrowed under its $15.0 million line of credit approximately $9.7 million at October 31, 2011, which encompassed working capital requirements, refinancing of existing indebtedness prior to the Herald-Dispatch acquisition and to partially fund the purchase of the Herald-Dispatch. Pursuant to the terms of the Limited Forbearance Agreement, the Company's borrowing base certificate as submitted to the Administrative Agent and adjusted in this filing for such provisions in the Limited Forbearance Agreement reflected minimum excess availability of $5.4 million as of October 31, 2011. The minimum excess availability is subject to a $1,450,000 reserve and may be adjusted by the Administrative Agent.

The Limited Forbearance Agreement provides that $2,000,000 of the $2,500,000 cash collateral held by the Administrative Agent pursuant to the Contribution Agreement and Cash Collateral Security Agreement dated March 31, 2010, among the Company, Marshall Reynolds and the Administrative Agent (the "Contribution Agreement") shall be applied at the execution of the Limited Forbearance Agreement to the outstanding term loans in inverse order of maturity, which shall satisfy in full (a) any fixed charge violation (as defined in the Contribution Agreement) as of October 31, 2011, and during the forbearance period and (b) any excess cash flow payment due under the Credit Agreement during the forbearance period. If the Company, the Administrative Agent and applicable lenders do not enter into a new agreement or an amendment to the Limited Forbearance Agreement by April 30, 2012, the defaults shall be deemed existing and unsecured and any remaining funds in the cash collateral account shall be immediately available to the Administrative Agent pursuant to the Contribution Agreement. The $2,000,000 in cash collateral released to pay down term debt was issued in the form of a subordinated unsecured promissory note in the like amount.

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

                On July 18, 2011, the Company and Mr. Reynolds entered into and consummated an Exchange Agreement pursuant to which the $3,000,000 subordinated unsecured promissory note, dated December 29, 2009 and delivered in connection with the Forbearance Agreement, together with $147,875 in accrued interest, was exchanged for 1,311,615 shares of common stock. The ratio of exchange was $2.40 of principal and accrued interest for one share of common stock. The transaction was completed at a discount of approximately 42.5% of the face value of the subordinated unsecured promissory note and related accrued interest. The transaction was approved by a majority of the disinterested directors in a separate board meeting chaired by a disinterested director. The transaction resulted in a net gain on early extinguishment of debt from a related party which is reflected in our Consolidated Statements of Operations. As a result of the Exchange Agreement, Marshall T. Reynolds beneficially owns over 50% of the Company's outstanding common stock.

               On March 31, 2010, the Company, Fifth Third Bank, as a Lender, L/C Issuer and Administrative Agent for Lenders (the "Administrative Agent") and the other Lenders party to the Company's Credit Agreement dated September 14, 2007 (the "Credit Agreement") entered into a Second Amendment and Waiver to Credit Agreement ("the "Second Amendment"). All conditions precedent to the effectiveness of the Second Amendment were satisfied on April 6, 2010. The Company has pledged substantially all of the assets of the Company as collateral for the indebtedness under the Credit Agreement.

    In the Second Amendment the Administrative Agent and Lenders waived any default or event of default arising from the Company's previously disclosed violations of provisions of the Credit Agreement. The Second Amendment amended various provisions of the Credit Agreement, including but not limited to:
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
  leverage ratio shall not be greater than 6.5:1.00 at April 30, 2010 with 0.5:1.00 step-downs quarterly through April 30, 2011 and 0.25:1.00 quarterly step-downs through April 30, 2012.
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

                As required by the Second Amendment, the Company, Marshall T. Reynolds and the Administrative Agent entered into a Contribution Agreement and Cash Collateral Security Agreement dated March 31, 2010 (the "Contribution Agreement") pursuant to which Mr. Reynolds deposited $2,500,000 as cash collateral with the Administrative Agent, which the Administrative Agent may withdraw upon an event of default under the Credit Agreement. The cash collateral is in an account in Mr. Reynolds name with the Administrative Agent and is not reflected on the Company’s financial statements at October 31, 2011 and 2010.

                Mr. Reynolds has granted the Administrative Agent a first priority security interest in the cash collateral.

               Amounts drawn down by the Administrative Agent will be applied to repayment of the Company's obligations under the Credit Agreement. The Contribution Agreement expires upon the earliest of (i) full draw down of the $2,500,000 deposited, (ii) repayment in full of all obligations under the Credit Agreement and termination of all commitments thereunder and (iii) the Administrative Agent's determination that the Company has achieved a fixed charge coverage ratio of at least 1.2 to 1.0 as of the last day of two consecutive fiscal quarters of the Company.

    In connection with the Contribution Agreement, the Company executed and delivered to Mr. Reynolds a Subordinated Promissory Note in amount of $2,500,000, payment of principal and interest on which is prohibited prior to January 31, 2011, and thereafter only with the Administrative Agent's consent. The Subordinated Promissory Note bears interest  at the Wall Street Journal prime rate (3.25% at inception and at October 31, 2011 and 2010), matures September 14, 2014 and is unsecured.

This promissory note was unfunded at the issuance date and at October 31, 2011 and 2010, and therefore there was no outstanding subordinated debt or accrued interest related to this note, because the Administrative Agent had made no draws on the cash collateral at the issuance date through October 31, 2011.  On December 28, 2011, pursuant to the terms of the Limited Forbearance Agreement, a draw of $2.0 million was made on the cash collateral and $2.0 million was funded in the form of the subordinated unsecured promissory note.

    The Company had borrowed under its $15.0 million line of credit approximately $9.7 million at October 31, 2011 which encompassed working capital requirements, refinancing of existing indebtedness prior to The Herald-Dispatch acquisition and to partially fund the purchase of The Herald-Dispatch.  Pursuant to the terms of the Limited Forbearance Agreement, the Company's borrowing base certificate as submitted to the Administrative Agent reflected minimum excess availability of $5.4 million as of October 31, 2011. The minimum excess availability is subject to a $1,450,000 reserve and may be adjusted by the Administrative Agent.

   As of October 31, 2011, the Company had contractual obligations in the form of leases and debt as follows:

Payments Due by Fiscal Year
Contractual Obligations	2012	2013	2014	2015	2016	Residual	Total

Non-cancelable operating leases	$1,280,450	$1,104,692	$489,156	$207,198	$-	$-	$3,081,496

Revolving line of credit	9,725,496	-	-	-	-	-	9,725,496

Term debt	38,629,011	360,982	70,015	-	-	-	39,060,008

	$49,634,957	$1,465,674	$559,171	$207,198	$-	$-	$51,867,000

    The Company is required to make certain mandatory payments on its credit facilities related to (1) net proceeds received from a loss subject to applicable thresholds, (2) equity proceeds and (3) effective January 31, 2009, the Company is required to prepay its credit facilities by 75% of excess cash flow for its most recently completed fiscal year. The excess cash flow for purposes of this calculation is defined as the difference (if any) between (a) EBITDA for such period and (b) federal, state and local income taxes paid in cash during such period plus capital expenditures during such period not financed with indebtedness plus interest expense paid in cash during such period plus the aggregate amount of scheduled payments made by the Company and its subsidiaries during such period in respect of all principal on all indebtedness (whether at maturity, as a result of mandatory sinking fund redemption, or otherwise), plus restricted payments paid in cash by the Company during such period in compliance with the Credit Agreement. Pursuant to the terms of the Limited Forbearance Agreement, there would be no excess cash flow payment due based on the contractual provisions regarding the application of cash collateral. The Company has no prepayment obligation due January 31, 2012 or in 2011 pursuant to the calculations of the applicable credit agreements.

Cash Flows from Operating Activities

Cash flows from operating activities for the years ended October 31, 2011, 2010 and 2009 were $7.0 million, $8.0 million, and $11.3 million. The decrease in cash flows from operating activities for fiscal 2011 compared to 2010 was primarily associated with timing changes in assets and liabilities. The decrease in cash flows from operating activities for fiscal 2010 compared to 2009 was primarily associated with a nominal change in accounts receivable in 2010 and 2009 compared with a significant decrease in receivables in 2009 compared to 2008. The impairment costs associated primarily with the acquisition of the Herald-Dispatch had no impact on cash flows from operating activities.

Cash Flows from Investing Activities

Cash used in investing activities were $(0.5) million, $(0.4) million, and $(1.0) million for the years ended October 31, 2011, 2010 and 2009. Cash flows used in investing activities were relatively unchanged from 2009 to 2011. The cash used in investing activities in 2011 and 2010 was primarily related to purchases of property and equipment. The cash used in investing activities in 2009 was primarily related to capital expenditures offset by proceeds from cash surrender value of life insurance  policies.

Cash Flows from Financing Activities

Net cash flows used in financing activities for the years ended October 31, 2011, 2010 and 2009 were $(6.5) million, $(8.8) million, and $(9.2) million. During 2011, the Company reduced net borrowings by approximately $6.5 million after adjusting for non-cash investing and financing activities, net of increases in negative book cash balances. During 2010, the Company reduced net borrowings by approximately $8.3 million after adjusting for non-cash investing and financing activities, net of increases in negative book cash balances. Dividend payments of $0.6 million were reflective of net cash used in financing activities in 2009. No dividends were paid in 2011 or 2010.

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

                Our operating results depend on the relative strength of the economy on both a regional and national basis. Recessionary conditions applicable to the economy as a whole and specifically to our core business segments have had a significant adverse impact on the Company’s business. A continuing or a deepening of the recessionary conditions we are experiencing could significantly affect our revenue categories and associated profitability.

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

NEWLY ISSUED ACCOUNTING STANDARDS

                 In 2011, FASB issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, which provides new guidance on testing goodwill for impairment. This new guidance gives us, subject to certain conditions, the option of first performing a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We adopted this guidance in 2011, as permitted. Adoption did not have a material impact on our Consolidated Financial Statements.

                Comprehensive income. In June and December 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is our current presentation, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with the exception of the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB, and is not expected to have a material effect on our financial condition or results of operations, though it will change our financial statement presentation.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any significant exposure relating to market risk. Market risk is generally defined as loss risk exposure from financial instruments as a result of movements in interest rates, foreign currency rates and commodity prices. As of October 31, 2011, the Company did not hold or utilize derivative financial instruments to manage market risk that could expose the Company to other market risk. The debt the Company holds is variable rate debt and therefore the interest expense would fluctuate based on interest rate volatility.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and other information required by this Item are contained in the financial statements and footnotes thereto included in Item 15 and listed in the index on page F-1 of this report.

ITEM 9A - CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Company management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15c as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

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
Todd R. Fry
Senior Vice President and Chief Financial Officer

PART III

ITEM 10 - DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to the directors and corporate governance of the Company is contained under the captions “Election of Directors”, “Meetings, Committees and Attendance”, “Section 16a Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement, expected to be dated February 17, 2012, with respect to the Annual Meeting of Shareholders to be held on March 19, 2012, which will be filed pursuant to Regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference. Certain information concerning executive officers of the Company appears in “EXECUTIVE OFFICERS OF CHAMPION” at Part I of this report.

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this Item is contained under the captions "Executive Compensation" including "Compensation Discussion and Analysis", "Compensation Committee Report", "Summary Compensation Table", "Outstanding Equity Awards at Fiscal Year End" and "Director Compensation" in the Company’s definitive Proxy Statement, expected to be dated February 17, 2012, with respect to the Annual Meeting of Shareholders to be held on March 19, 2012, which will be filed pursuant to Regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item is contained under the captions “Equity Compensation Plan Information” and “Ownership of Shares” in the Company’s definitive Proxy Statement, expected to be dated February 17, 2012, with respect to the Annual Meeting of Shareholders to be held on March 19, 2012, which will be filed pursuant to Regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item is contained under the captions “Transactions with Directors, Officers and Principal Shareholders” and "Meetings, Committees and Attendance" in the Company’s definitive Proxy Statement, expected to be dated February 17, 2012, with respect to the Annual Meeting of Shareholders to be held on March 19, 2012, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

                 The information called for by this Item is contained under the caption “Independent Auditors” in the Company’s definitive Proxy Statement, expected to be dated February 17, 2012, with respect to the Annual Meeting of Shareholders to be held on March 19, 2012, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

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
Stock Purchase Agreement between Company and William G. Williams, Jr., sole shareholder of Syscan Corporation, dated September 7, 2004, filed as Exhibit 2.1 to Form 8-K dated September 7, 2004, filed September 10, 2004, is incorporated herein by reference.

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
Realty Lease dated January 28, 1993, between ADJ Corp. and Company regarding 2450 1st Avenue, Huntington, West Virginia, filed as Exhibit 10.1 to Form 10-K dated January 27, 1994, filed January 31, 1994, is incorporated herein by reference.

Realty Lease dated January 28, 1993, between The Harrah and Reynolds Corporation and Company regarding 615 4th Avenue, Huntington, West Virginia, filed as Exhibit 10.2 to Form 10-K dated January 27, 1994, filed January 31, 1994, is incorporated herein by reference.

Realty Lease dated January 28, 1993, between ADJ Corp. and Company regarding 617-619 4th Avenue, Huntington, West Virginia, filed as Exhibit 10.3 to Form 10-K dated January 27, 1994, filed January 31, 1994, is incorporated herein by reference.

Realty Lease dated January 28, 1993, between The Harrah and Reynolds Corporation and Company regarding 1945 5th Avenue, Huntington, West Virginia, filed as Exhibit 10.4 to Form 10-K dated January 27, 1994, filed January 31, 1994, is incorporated herein by reference.

Realty Lease dated January 28, 1993, between Printing Property Corp. and Company regarding 405 Ann Street, Parkersburg, West Virginia, filed as Exhibit 10.5 to Form 10-K dated January 27, 1994, filed January 31, 1994, is incorporated herein by reference.

Realty Lease dated January 28, 1993, between Printing Property Corp. and Company regarding 890 Russell Cave Road, Lexington, filed as Exhibit 10.6 to Form 10-K dated January 27, 1994, filed January 31, 1994, is incorporated herein by reference.

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

Form of Stock Option Agreement pursuant to Company’s 2003 Stock Option Plan filed as Exhibit 10.2 to form 10-Q dated September 10, 2004, filed September 13, 2004, is incorporated herein by reference.

Confidentiality and Non-Competition Agreement dated September 7, 2004, among William G. Williams, Jr., Syscan Corporation and the Company, filed as Exhibit 10.2 to Form 8-K dated September 7, 2004, filed September 10, 2004, is incorporated herein by reference.

Lease Agreement dated November 1, 1999, between Randall M. Schulz, successor trustee of The Butterfield Family Trust No. 2 and Smith & Butterfield Co., Inc. regarding 2800 Lynch Road, Evansville, Indiana, filed as Exhibit 10.3 to Form 10-K dated January 25, 2000, filed January 28, 2000, is incorporated herein by reference.

Agreement of Lease dated September 25, 1998, between Ronald H. Scott and Frank A. Scott dba St. Clair Leasing Co. and Interform Corporation, regarding 1901 Mayview Road, Bridgeville, Pennsylvania, filed as Exhibit 10.4 to Form 10-K dated January 25, 2000, filed January 28, 2000, is incorporated herein by reference.

First Amendment of Real Estate Lease Agreement dated May 6, 2003, by and between Ronald H. Scott and Frank J. Scott dba St. Clair Leasing Company and Interform Corporation, filed as Exhibit 10.1 to Form 8-K filed October 4, 2004, is incorporated herein by reference.

Agreement of Lease dated September 1, 2002, between Marion B. and Harold A. Merten, Jr. and The Merten Company regarding 1515 Central Parkway, Cincinnati, Ohio, filed as Exhibit 10.1 to form 10-K dated January 21, 2002, Filed January 25, 2002, is incorporated herein by reference.

Agreement Amending and Extending term of lease dated May 24, 2002, between Earl H. and Elaine D. Seibert and Smith and Butterfield Co., Inc. Filed as Exhibit 10.2 to form 10-K dated January 20, 2003, Filed January 24, 2003, is incorporated herein by reference.

Agreement Amending and Extending term of lease dated May 9, 2003, between Champion Industries, Inc. dba Upton Printing and AMB Property, L.P, filed as Exhibit 10.5 to form 10-K dated January 19, 2004, filed January 26, 2004, is incorporated herein by reference.

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

Exercise of Lease renewal option for 2800 Lynch Road Evansville, Indiana, dated as of September 22, 2003, filed as Exhibit 10.1 to form 10-K dated January 17, 2005, filed January 31, 2005, is incorporated herein by reference.

Lease Agreement dated October 31, 2005, between SANS LLC and Champion Industries, Inc. dba Chapman Printing Company regarding 951 Point Marion Road Morgantown, West Virginia, filed as Exhibit 10.2 to Form 10-K dated January 16, 2006, filed January 27, 2006, is incorporated herein by reference.

Lease Agreement dated June 28, 2006, between White Properties No. II, LLC and Champion Industries, Inc. regarding 120 Hills Plaza Charleston, West Virginia, filed as Exhibit 10.1 to Form 8-K dated July 3, 2006, filed July 3, 2006, is incorporated herein by reference.

$642,831.68 term note between Champion Industries, Inc. and First Bank of Charleston, Inc. dated as of August 30, 2006, filed as Exhibit 10.1 to Form 10-K dated January 15, 2007, filed January 28, 2007, is incorporated herein by reference.

$324,408.00 promissory note between Champion Industries, Inc. and First Bank of Charleston, Inc. dated as of March 23, 2007, filed as Exhibit 10.1 to Form 10-Q dated June 8, 2007, filed June 8, 2007, is incorporated herein by reference.

Credit Agreement between Champion Industries, Inc. and Fifth Third Bank, filed as Exhibit 10.1 to Form 8-K dated September 14, 2007, filed September 19, 2007, is incorporated herein by reference.

$767,852 term loan between Champion Industries, Inc. and First Bank of Charleston, Inc. dated April 22, 2008, filed as Exhibit 10.1 to Form 8-K dated April 25, 2008, filed April 25, 2008, is incorporated herein by reference.

Agreement of Lease dated November 1, 2008, between ADJ Corporation and Champion Publishing, Inc. regarding 100 Industrial Lane Property, Huntington, West Virginia, filed as Exhibit 10.1 to Form 10-K dated January 19, 2009, is incorporated herein by reference.

$1,000,000 revolving line of credit between Stationers, Inc. and First Sentry Bank dated as of January 13, 2009, filed as Exhibit 10.2 to Form 10-K  dated January 19, 2009, is incorporated herein by reference.

Forbearance Agreement and related Promissory Note and Debt Subordination Agreement dated December 19, 2009,  between Champion Industries Inc., Marshall Reynolds and Fifth Third Bank as Lender, L/C Issuer and Administrative Agent for Lenders, filed as Exhibits 10.1, 10.2 and 10.3 to Form 8-K dated January 4, 2010, is incorporated herein by reference.

$600,000 Promissory Note dated June 10, 2009, between Champion Industries, Inc and First Sentry Bank, filed as Exhibit 10.1 to Form 10-K dated January 29, 2010, is incorporated herein by reference.

Agreement of Lease dated October 27, 2009, between ADJ Corporation and Champion Industries, Inc. regarding 3000 Washington St. West, Charleston, WV, filed as Exhibit 10.2 to Form 10-K dated January 29, 2010, is incorporated herein by reference.

Second Amendment to Credit Agreement and Waiver dated March 31, 2010, between Champion Industries, Inc, Fifth Third Bank as Lender, L/C Issuer and Administrative Agent for Lenders, and the other Lenders party to Champions Credit Agreement dated September 14, 2007, filed as Exhibit 10.1 to Form 8-K dated April 6, 2010, is incorporated herein by reference.

Contribution Agreement and Cash Collateral Security Agreement dated March 31, 2010, among Marshall Reynolds, Champion Industries, Inc and Fifth Third Bank, as Administrative Agent for Lenders, filed as Exhibit 10.2 to Form 8-K dated April 6, 2010, is incorporated herein by reference.

Subordinated Promissory  Note dated March 31, 2010, from Champion Industries, Inc. to Marshall Reynolds, filed as Exhibit 10.3 to Form 8-K dated April 6, 2010, is incorporated herein by reference.

Exchange Agreement dated July 18, 2011 between Marshall T. Reynolds and Champion Industries, Inc. filed as Exhibit 10.1 to Form 8-K dated July 18, 2011, is incorporated herein by reference.

Limited Forbearance Agreement and Third Amendment to Credit Agreement dated December 28, 2011, among Champion Industries, Inc., its subsidiaries, Marshall Reynolds, Lenders and Fifth Third Bank, as Lender, L/C Issuer and Administrative Agent for Lenders, filed as Exhibit 10.1 to Form 8-K dated January 3, 2012, is incorporated herein by reference.

(14)	Code of Ethics
Code of Ethics for the Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer, filed as Exhibit 14 to form 10-K dated January 19, 2004, filed January 26, 2004, is incorporated herein by reference.

Code of Business Conduct and Ethics, filed as Exhibit 14.2 to Form 10-K dated January 19, 2004, filed January 26, 2004, is incorporated herein by reference.

(16)		Letter of BKD, LLP dated April 20, 2007, filed as Exhibit 16 to Form 8-K dated April 20, 2007, filed April 20, 2007, is incorporated herein by reference.

(21)	Subsidiaries of the Registrant	Exhibit 21	Page Exhibit 21-p1

(23.1)	Consent of Arnett and Foster, PLLC	Exhibit 23.1	Page Exhibit 23.1-p1

(31.1)	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Marshall T. Reynolds	Exhibit 31.1	Page Exhibit 31.1-p1

(31.2)	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Todd R. Fry	Exhibit 31.2	Page Exhibit 31.2-p1

(32)	Marshall T. Reynolds and Todd R. Fry Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002	Exhibit 32	Page Exhibit 32-p1

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

Date: January 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.
SIGNATURE AND TITLE	DATE

/s/ Gregory D. Adkins	January 16, 2012
Gregory D. Adkins, Controller

/s/ Louis J. Akers	January 16, 2012
Louis J. Akers, Director

/s/ Philip E. Cline	January 16, 2012
Philip E. Cline, Director

/s/ Todd R. Fry	January 16, 2012
Todd R. Fry, Senior Vice President and Chief Financial Officer

/s/ Harley F. Mooney, Jr.	January 16, 2012
Harley F. Mooney, Jr., Director

/s/ A. Michael Perry	January 16, 2012
A. Michael Perry, Director

/s/ Marshall T. Reynolds	January 16, 2012
Marshall T. Reynolds, Director, Chairman of the Board and Chief Executive Officer

/s/ Neal W. Scaggs	January 16, 2012
Neal W. Scaggs, Director

/s/ Glenn W. Wilcox, Sr.	January 16, 2012
Glenn W. Wilcox, Sr., Director

Champion Industries, Inc.

Audited Consolidated Financial Statements and Schedule

October 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Shareholders
Champion Industries, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Champion Industries, Inc. and Subsidiaries (the “Company”) as of October 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the consolidated statement of shareholders equity for the year ended October 31, 2009, and the 2010 consolidated financial statements have been restated to correct a misstatement of accrued compensated absences related to vacation and the related deferred tax effect.

As more fully discussed in Note 11 to the consolidated financial statements, in connection with the Company’s annual impairment evaluation of recorded goodwill and other intangible assets, the Company recorded a noncash charge of approximately $8.7 million ($5.4 million, net of deferred tax benefit) for impairment of the value of the goodwill and other intangible assets, which resulted from the 2007 acquisition of the Company’s newspaper segment.

Additionally, as more fully discussed in Note 3 to the consolidated financial statements, the Company as of, and during the year ended October 31, 2011, was not in compliance with certain of its financial covenants arising under a credit agreement involving several lending financial institutions. The Company has been unable to obtain a waiver or negotiate amendments to correct the covenant violations.  The Company has been negotiating with the financial institutions’ administrative agent for the credit agreement to restructure the existing arrangement; however, terms satisfactory to the Company and all lending parties involved have not been reached.  The Company and the administrative agent entered into a Limited Forbearance Agreement and Third Amendment to Credit Agreement on December 28, 2011, which provides, among other things, that during a forbearance period commencing on December 28, 2011, and ending on April 30, 2012, a standstill period that temporarily forbears exercising certain rights available to the lending institutions including acceleration of the obligations and enforcement of any of the liens, unless sooner terminated by default by the Company. Should the Company and the administrative agent for the lending institutions not reach mutually agreeable arrangements to amend or waive the current lending agreement’s financial covenants, and the Company is unable to comply with those covenants subsequent to the conclusion of the Limited Forbearance Agreement, the entire debt obligation could become due and payable immediately and the Company would be forced to refinance or repay its debt obligations or seek other remedial alternatives.  Management’s plans concerning these matters are also discussed in Note 3 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty, except that certain debt obligations have been reflected as current liabilities as of October 31, 2011.

/s/ ARNETT & FOSTER, P.L.L.C.

Charleston, West Virginia
January 30, 2012

Innovation With Results

AF Center ∙ 101 Washington Street, East ∙ P.O. Box 2629 ∙ Charleston, West Virginia 25329
304/346-0441 ∙ 800/642-3601
www.afnetwork.com

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	October 31,
	2011	2010 (Restated)
Assets
Current assets:
Accounts receivable, net of allowance of $933,000 and $1,297,000	$18,779,592	$18,133,748
Inventories	8,897,726	9,690,333
Income tax refund	9,293	36,293
Other current assets	572,102	652,178
Deferred income tax assets	864,108	1,363,195
Total current assets	29,122,821	29,875,747

Property and equipment, at cost:
Land	1,881,839	2,016,148
Buildings and improvements	11,876,675	11,843,376
Machinery and equipment	55,148,156	55,025,237
Furniture and fixtures	4,248,530	4,171,194
Vehicles	3,206,318	3,266,898
	76,361,518	76,322,853
Less accumulated depreciation	(56,605,876)	(53,949,280)
	19,755,642	22,373,573

Goodwill	12,968,255	15,332,283
Deferred financing costs	830,323	1,267,174
Other intangibles, net of accumulated amortization	4,778,052	5,195,361
Trademark and masthead	3,648,972	10,001,812
Deferred tax asset, net of current portion	10,894,159	8,370,151
Other assets	26,058	36,561
	33,145,819	40,203,342
Total assets	$82,024,282	$92,452,662

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

	October 31,
	2011	2010 (Restated)
Liabilities and shareholders’ equity
Current liabilities:
Line of credit	$9,725,496	$-
Negative book cash balances	1,153,931	1,013,713
Accounts payable	5,331,327	4,116,087
Deferred revenue	737,748	720,549
Accrued payroll and commissions	1,738,582	2,115,922
Taxes accrued and withheld	1,195,899	1,125,726
Accrued expenses	2,149,295	2,477,017
Current portion of long-term debt:
Notes payable	38,629,011	5,484,842
Total current liabilities	60,661,289	17,053,856

Long-term debt, net of current portion:
Line of credit	-	10,425,496
Notes payable - related party	-	3,000,000
Notes payable	430,997	38,873,500
Other liabilities	3,750	5,550
Total liabilities	61,096,036	69,358,402

Commitments and contingencies-See Note 7

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized;
11,299,528 and 9,987,913 shares issued and outstanding	11,299,528	9,987,913
Additional paid-in capital	23,267,024	22,768,610
Retained deficit	(13,638,306)	(9,662,263)
Total shareholders’ equity	20,928,246	23,094,260
Total liabilities and shareholders’ equity	$82,024,282	$92,452,662

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended October 31,
	2011	2010	2009
Revenues:
Printing	$79,091,755	$80,970,584	$88,989,794
Office products and office furniture	34,545,733	33,437,588	35,874,431
Newspaper	14,883,251	15,525,399	16,393,896
Total revenues	128,520,739	129,933,571	141,258,121

Cost of sales & newspaper operating costs:
Printing	58,601,000	59,350,853	66,856,098
Office products and office furniture	24,521,153	23,632,686	24,859,285
Newspaper cost of sales & operating costs	8,589,851	8,327,100	8,714,941
Total cost of sales & newspaper operating costs	91,712,004	91,310,639	100,430,324

Gross profit	36,808,735	38,622,932	40,827,797

Selling, general and administrative expenses	31,228,524	31,608,843	37,126,228
Asset impairments/restructuring costs	9,369,018	1,640,795	41,333,653
Hurricane and relocation costs, net of recoveries	-	-	(38,673)
(Loss) income from operations	(3,788,807)	5,373,294	(37,593,411)

Other income (expense):
Interest income	-	-	2,771
Interest expense - related party	(65,316)	(82,334)	-
Interest expense	(3,823,465)	(5,332,116)	(5,184,668)
Gain on early extinguishment of debt from a related party	1,337,846	-	-
Other	99,001	1,013,041	(475,488)
	(2,451,934)	(4,401,409)	(5,657,385)
(Loss) income before income taxes	(6,240,741)	971,885	(43,250,796)
Income tax benefit (expense)	2,264,698	(483,751)	15,730,172
Net (loss) income	$(3,976,043)	$488,134	$(27,520,624)

(Loss) earnings per share:
Basic	$(0.38)	$0.05	$(2.76)
Diluted	(0.38)	0.05	(2.76)

Dividends paid per share	-	-	0.06

Weighted average shares outstanding:
Basic	10,362,000	9,988,000	9,988,000
Diluted	10,362,000	9,988,000	9,988,000

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

			Additional	Retained	Other
	Common Stock		Paid-In	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	(Loss) income	Total
Balance, October 31, 2008	9,987,913	$9,987,913	$22,768,610	$18,297,522	$(557,913)	$50,496,132
Restatement - prior period adjustment				(328,014)		(328,014)
Balance, October 31, 2008 (Restated)	9,987,913	9,987,913	22,768,610	17,969,508	(557,913)	50,168,118

Net loss for 2009	-	-	-	(27,520,624)	-	(27,520,624)
Other comprehensive loss (net of tax)	-	-	-	-	(19,823)	(19,823)
Ineffectiveness hedging loss	-	-	-	-	577,736	577,736
Total comprehensive loss	-	-	-	(27,520,624)	557,913	(26,962,711)
Dividends ($0.06 per share)	-	-	-	(599,281)	-	(599,281)
Balance, October 31, 2009 (Restated)	9,987,913	9,987,913	22,768,610	(10,150,397)	-	22,606,126

Net income for 2010	-	-	-	488,134	-	488,134
Other comprehensive income (net of tax)	-	-	-	-	407,289	407,289
Gain on hedging arrangement expiration	-	-	-	-	(407,289)	(407,289)
Total comprehensive income	-	-	-	488,134	-	488,134
Balance, October 31, 2010 (Restated)	9,987,913	9,987,913	22,768,610	(9,662,263)	-	23,094,260

Stock issuance	1,311,615	1,311,615	498,414	-	-	1,810,029
Comprehensive loss:
Net loss for 2011	-	-	-	(3,976,043)	-	(3,976,043)
Other comprehensive loss (net of tax)	-	-	-	-	-	-
Total comprehensive loss	-	-	-	(3,976,043)	-	(3,976,043)
Balance, October 31, 2011	11,299,528	$11,299,528	$23,267,024	$(13,638,306)	$-	$20,928,246

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended October 31,
	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(3,976,043)	$488,134	$(27,520,624)
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	4,086,377	4,300,662	5,244,938
(Gain) loss on sale of assets	(35,486)	15,490	(55,719)
(Gain) on early extinguishment of debt from a related party	(1,337,846)	-	-
Deferred income taxes	(2,024,921)	14,169	(13,957,990)
Deferred financing costs	436,855	372,610	309,471
Bad debt expense	269,612	370,333	876,145
Intangible impairment	8,716,868	-	41,127,483
Asset impairment	109,255	-	206,170
Restructuring charges	571,746	1,812,325	-
(Gain)/Loss on hedging agreements	-	(691,368)	577,736
Changes in assets and liabilities:
Accounts receivable	(915,456)	(79,771)	4,588,233
Deferred revenue	17,199	47,181	(63,499)
Inventories	792,607	1,471,644	852,141
Other current assets	80,076	272,942	(92,053)
Accounts payable	1,078,579	(1,295,890)	(207,527)
Accrued payroll and commissions	(377,340)	(277,049)	(333,940)
Taxes accrued and withheld	70,173	(265,992)	404,333
Accrued income taxes	27,000	1,875,107	(1,200,304)
Accrued expenses	(567,031)	(461,118)	544,710
Other liabilities	(1,800)	(1,800)	(1,800)
Net cash provided by operating activities	7,020,424	7,967,609	11,297,904
Cash flows from investing activities:
Purchase of property and equipment	(866,402)	(396,157)	(1,993,029)
Proceeds from sale of fixed assets	320,083	32,256	160,324
Change in other assets	5,147	7,753	5,168
Cash surrender value proceeds	-	-	874,397
Net cash used in investing activities	(541,172)	(356,148)	(953,140)
Cash flows from financing activities:
Borrowings on line of credit	33,540,000	52,260,000	600,000
Payments on line of credit	(34,240,000)	(50,560,000)	(1,000,000)
Increase (decrease) in negative book cash balances	140,218	1,013,713	(986,704)
Principal payments on long-term debt	(5,919,470)	(11,043,871)	(7,199,497)
Deferred financing costs	-	(440,585)	-
Dividends paid	-	-	(599,281)
Net cash used in financing activities	(6,479,252)	(8,770,743)	(9,185,482)
Net (decrease) increase in cash and cash equivalents	-	(1,159,282)	1,159,282
Cash and cash equivalents at beginning of year	-	1,159,282	-
Cash and cash equivalents at end of year	$-	$-	$1,159,282

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

Restatement of Prior Years

                During the fourth quarter of 2011, the Company determined that its historical methodology for accruing for compensated absences related to vacation did not properly reflect a liability for vacation partially earned during the fiscal year and anticipated to be utilized by the employee in the subsequent year. The Company determined that the balances should be corrected in the earliest period presented by correcting any individual amounts in the financial statements. The periods impacted by this correction commence with periods earlier than any periods presented in this annual report. Therefore, the Company will correct this by recording a cumulative effect of this amount in the earliest period presented as a decrease in retained earnings of $328,000, an increase in accrued expenses in the amount of $547,000 and an increase in deferred tax assets of $219,000. This adjustment did not have a material impact on net income for any period presented in this annual report. Accordingly, the consolidated financial statements for periods ended October 31, 2007, through October 31, 2010, have been restated to reflect this adjustment. In accordance with ASC Topic 250, Accounting Changes and Error Corrections, we evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the error was not material to any prior period. Further, we evaluated the materiality of the error on the results of operations for the fiscal years end October 31, 2007, through October 31,  2010, and concluded that the error was not material for the year or the trend of financial results for any period presented.

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

Accounts Receivable

Accounts receivable are stated at the amount billed to customers and generally do not bear interest. Accounts receivable are ordinarily due 30 days from the invoice date.

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

During 2011, 2010 and 2009, $270,000, $370,000, and $876,000 of bad debt expense was incurred and the allowance for doubtful accounts was $933,000, $1,297,000, and $1,353,000 as of October 31, 2011, 2010 and 2009. The actual write-offs for the periods were $633,000, $426,000, and $1,375,000 during 2011, 2010 and 2009. The actual write-offs occur when it is determined an account will not be collected. General economic conditions and specific geographic and customer concerns are major factors that may affect the adequacy of the allowance and may result in a change in the annual bad debt expense.

No individual customer represented greater than 4.0% of the gross outstanding accounts receivable at October 31, 2011 and 2010. The Company’s ten largest accounts receivable balances represented 19.0% and 17.4% of gross outstanding accounts receivable at October 31, 2011 and 2010.

Inventories

               Inventories are principally stated at the lower of first-in, first-out, cost or market. Manufactured finished goods and work-in-process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs.

Inventory Reserves

               Reserves for slow moving and obsolete inventories are provided based on historical experience, inventory aging historical review and management judgment. The Company continuously evaluates the adequacy of these reserves and makes adjustments to these reserves as required.

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

        Major renewals, betterments and replacements are capitalized while maintenance and repair costs are charged to operations as incurred. Upon the sale or disposition of assets, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in income. Depreciation expense approximated $3,664,000, $3,844,000, and $4,199,000 for the years ended October 31, 2011, 2010 and 2009 and is reflected as a component of cost of sales and newspaper operating costs and selling, general and administrative expenses.

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

    Goodwill shall not be amortized; instead, it shall be tested for impairment at a level of reporting referred to as a reporting unit. The first step of impairment analysis is a screen for potential impairment and the second step, if required, measures the amount of the impairment. The Company performs an annual impairment test annually. The Company recorded various charges associated with Goodwill and other assets in 2011 and 2009 as further disclosed in Note 11 to the Consolidated Financial Statements.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expense for the years ended October 31, 2011, 2010 and 2009 approximated $592,000, $598,000, and $791,000.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options using the treasury stock method. There was no dilutive effect in fiscal 2011, 2010, and 2009.

Segment Information

The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company’s operating segments are more fully described in Note 9.

Revenue Recognition

Revenues are recognized when products are shipped or ownership is transferred and when services are rendered to customers. The Company acts as a principal party in sales transactions, assumes title to products and assumes the risks and rewards of ownership including risk of loss for collection, delivery or returns. The Company typically recognizes revenue for the majority of its products upon shipment to the customer and transfer of title. Under agreements with certain customers, custom forms may be stored by the Company for future delivery. In these situations, the Company may receive a logistics and warehouse management fee for the services provided. In these cases, delivery and bill schedules are outlined with the customer and product revenue is recognized when manufacturing is complete and the product is received into the warehouse, title transfers to the customer, the order is invoiced and there is reasonable assurance of collectability. Since the majority of products are customized, product returns are not significant. Therefore, the Company records sales on a gross basis. Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on websites. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognized are recorded as deferred revenue. The deferred revenue associated with The Herald-Dispatch approximated $614,000, and $591,000 at October 31, 2011 and 2010. Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to government authorities. The costs of delivering finished goods to customers are recorded as shipping and handling costs and included in cost of sales. Shipping and handling costs that are included in the price of the product are included in net sales.

Accounting for Costs Associated with Exit or Disposal Activities

   A liability for a cost associated with an exit or disposal activity shall be measured initially at its fair value in the period in which the liability is incurred.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Accounting for Stock-Based Compensation

Before the adoption of the current applicable accounting standards, the Company had elected to follow the intrinsic value method in accounting for its employee stock options. Accordingly, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized. There were no stock option grants in 2011, 2010 or 2009. Any future stock-based compensation will be measured at the grant date based on the fair value of the award and it would be recognized as an expense over the applicable vesting periods of the stock award using the straight line method.

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

Our interest bearing debt is primarily composed of a revolving line of credit and term loan facility with a syndicate of banks. The carrying amount of these facilities and their fair value are discussed further in Note 3.

    Cash and cash equivalents consist principally of cash on deposit with banks, all highly liquid investments with an original maturity of three months or less. The Company's cash deposits in excess of federally insured amounts are primarily maintained at a large well-known financial institution.

The carrying amounts of the Company's accounts receivable, accounts payable, accrued payrolls and commissions, taxes accrued and withheld and accrued expenses approximates fair value due to their short-term nature.

Goodwill and other intangible assets are measured on a non-recurring basis using Level 3 inputs, as further discussed in Note 11.

Newly Issued Accounting Standards

               In 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment, which provides new guidance on testing goodwill for impairment. This new guidance gives the Company, subject to certain conditions, the option of first performing a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company adopted this guidance in 2011, as permitted. Adoption did not have a material impact on our Consolidated Financial Statements.

               Comprehensive Income. In June and December 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is our current presentation, and also requires presentation of reclassification adjustments from other comprehensive income to net income on the face of the financial statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with the exception of the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB, and is not expected to have a material effect on our financial condition or results of operations, though it will change our financial statement presentation.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Reclassification
    Certain prior-year amounts have been reclassified to conform to the current year Financial Statement Presentation.

2. Inventories

    Inventories consisted of the following:

	October 31,
	2011	2010
Printing and Newspaper:
Raw materials	$2,415,701	$2,897,036
Work in process	1,252,170	1,130,291
Finished goods	2,975,769	3,451,815
Office products and office furniture	2,254,086	2,211,191
	$8,897,726	$9,690,333
3. Long-term Debt

    Long-term debt consisted of the following:
	October 31,
	2011	2010
Installment notes payable to banks, due in monthly installments plus interest at rates approximating the bank’s prime rate or the prime rate subject to various floors maturing in various periods ranging from December 2011-September 2014, collateralized by equipment and vehicles.	$1,175,784	$1,300,364
Notes payable to shareholders. The shareholder note of $3.0 million plus all accrued interest is due in one balloon payment in September 2014.	-	3,000,000
Term loan facility with a syndicate of banks, due in quarterly installments of $1,225,000 plus interest payments equal to the base rate plus the applicable margin or the adjusted LIBOR rate plus the applicable margin maturing September 2013, collateralized by substantially all of the assets of the Company.	37,884,224	43,057,978
Revolving line of credit loan facility with a syndicate of banks, interest payments based primarily on maturity of LIBOR Borrowings typically 30-60 days at the LIBOR rate plus the applicable margin maturing in September 2012, collateralized by substantially all of the assets of the Company.	9,725,496	10,425,496
	48,785,504	57,783,838
Less current portion revolving line of credit	9,725,496	-
Less long-term portion revolving line of credit	-	10,425,496
Less current portion long-term debt	38,629,011	5,484,842
Long-term debt, net of current portion and revolving line of credit	$430,997	$41,873,500

Maturities of long-term debt and revolving line of credit for each of the next five years follow:

2012	$48,354,507
2013	360,982
2014	70,015
2015	-
2016	-
$48,785,504

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The secured and unsecured credit facilities contain restrictive financial covenants requiring the Company to maintain certain financial ratios. The Company was unable to remain in compliance with certain financial covenants arising under substantially all of its long-term note agreements. The creditors have not waived the financial covenant requirements. The Company received a notice of default on December 12, 2011, which was reported pursuant to item 2.04 of Form 8-K filed December 15, 2011. This notice of default advised that the Administrative Agent had not waived the event of default and reserves all rights and remedies thereof. These remedies include, under the Credit Agreement, the right to accelerate and declare due and immediately payable the principal and accrued interest on all loans outstanding under the Credit Agreement. The notice of default further stated that any extension of additional credit under the Credit Agreement would be made by the lenders in their sole discretion without any intention to waive any event of default.

On December 28, 2011, the Administrative Agent, the Lenders, the Company, all of its subsidiaries and Marshall T. Reynolds entered into a Limited Forbearance Agreement and Third Amendment to Credit Agreement (the "Limited Forbearance Agreement") which provides, among other things, that during a forbearance period commencing on December 28, 2011, and ending on April 30, 2012 (unless terminated sooner by default of the Company under the Limited Forbearance Agreement or Credit Agreement), the Lenders are willing to temporarily forbear exercising certain rights and remedies available to them, including acceleration of the obligations or enforcement of any of the liens provided for in the Credit Agreement. The Company acknowledged in the Limited Forbearance Agreement that as a result of the existing defaults, the Lenders are entitled to decline to provide further credit to the Company, to terminate their loan commitments, to accelerate the outstanding loans, and to enforce their liens.

The Limited Forbearance Agreement provides that during the forbearance period, so long as the Company meets the conditions of the Limited Forbearance Agreement, it may continue to request credit under the revolving credit line.

The Limited Forbearance Agreement requires the Company to:
(a) engage a chief restructuring advisor to assist in developing a written restructuring plan for the Company's business operations;
(b) submit a restructuring plan to the Administrative Agent by February 15, 2012;
(c) provide any consultant retained by the Administrative Agent with access to the operations, records and employees of the Company;
(d) attain revised minimum EBITDA covenant targets; and
(e) provide additional financial reports to the Administrative Agent.

The Limited Forbearance Agreement provides that the credit commitment under the Credit Agreement is $15,000,000 and provides for a $1,450,000 reserve against the Credit Agreement borrowing base. The Company had borrowed under its $15.0 million line of credit approximately $9.7 million at October 31, 2011, which encompassed working capital requirements, refinancing of existing indebtedness prior to The Herald-Dispatch acquisition and to partially fund the purchase of The Herald-Dispatch. Pursuant to the terms of the Limited Forbearance Agreement, the Company's borrowing base certificate as submitted to the Administrative Agent and adjusted in this filing for such provisions in the Limited Forbearance Agreement reflected minimum excess availability of $5.4 million as of October 31, 2011. The minimum excess availability is subject to a $1,450,000 reserve and may be adjusted by the Administrative Agent.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company had borrowed under its $17.0 million line of credit approximately $10.4 million at October 31, 2010, which encompassed working capital requirements, refinancing of existing indebtedness prior to The Herald-Dispatch acquisition and to partially fund the purchase of The Herald-Dispatch. The $17.0 million line of credit was subsequently reduced to $15.0 million, pursuant to the terms of the Limited Forbearance Agreement.

The Limited Forbearance Agreement provides that $2,000,000 of the $2,500,000 cash collateral held by the Administrative Agent pursuant to the Contribution Agreement and Cash Collateral Security Agreement dated March 31, 2010, among the Company, Marshall Reynolds and the Administrative Agent (the "Contribution Agreement") shall be applied at the execution of the Limited Forbearance Agreement to the outstanding term loans in inverse order of maturity, which shall satisfy in full (a) any fixed charge violation (as defined in the Contribution Agreement) as of October 31, 2011, and during the forbearance period and (b) any excess cash flow payment due under the Credit Agreement during the forbearance period. If the Company, the Administrative Agent and applicable lenders do not enter into a new agreement or an amendment to the Limited Forbearance Agreement by April 30, 2012, the defaults shall be deemed existing and unsecured and any remaining funds in the cash collateral account shall be immediately available to the Administrative Agent pursuant to the Contribution Agreement. The $2,000,000 in cash collateral released to pay down term debt was issued in the form of a subordinated unsecured promissory note in the like amount on December 28, 2011.

Upon the expiration of the Limited Forbearance Agreement, a total of $47.6 million of long-term debt and outstanding revolving line of credit borrowings outstanding at October 31, 2011 are subject to accelerated maturity and, as such, the creditors may, at their option, give notice to the Company that amounts owed are immediately due and payable. As a result, the full amount of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at October 31, 2011, representing $33.0 million of term debt as well as approximately $9.7 million in revolving credit borrowing based on contractual maturities. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest, including additional payments for excess cash flow recapture payments and extra payments provided for within the Limited Forbearance Agreement, Second Amendment, Forbearance Agreement and Credit Agreement. The Company is required to maintain a minimum of $750,000 of compensating balances with the Administrative Agent under the terms of its Credit Agreement.

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

                On July 18, 2011, the Company and Mr. Reynolds entered into and consummated an Exchange Agreement pursuant to which the $3,000,000 subordinated unsecured promissory note, dated December 29, 2009 and delivered in connection with the Forbearance Agreement, together with $147,875 in accrued interest, was exchanged for 1,311,615 shares of common stock. The ratio of exchange was $2.40 of principal and accrued interest for one share of common stock. The transaction was completed at a discount of approximately 42.5% of the face value of the subordinated unsecured promissory note and related accrued interest. The transaction was approved by a majority of the disinterested directors in a separate board meeting chaired by a disinterested director. The transaction resulted in a net gain on early extinguishment of debt from a related party which is reflected in our Consolidated Statements of Operations. As a result of the Exchange Agreement, Marshall T. Reynolds beneficially owns over 50% of the Company's outstanding common stock.

               On March 31, 2010, the Company, Fifth Third Bank, as a Lender, L/C Issuer and Administrative Agent for Lenders (the "Administrative Agent") and the other Lenders party to the Company's Credit Agreement dated September 14, 2007 (the "Credit Agreement") entered into a Second Amendment and Waiver to Credit Agreement ("the "Second Amendment"). All conditions precedent to the effectiveness of the Second Amendment were satisfied on April 6, 2010. The Company has pledged substantially all of the assets of the Company as collateral for the indebtedness under the Credit Agreement.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

In the Second Amendment the Administrative Agent and Lenders waived any default or event of default arising from the Company's previously disclosed violations of provisions of the Credit Agreement. The Second Amendment amended various provisions of the Credit Agreement, including but not limited to:
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
  leverage ratio shall not be greater than 6.5:1.00 at April 30, 2010 with 0.5:1.00 step-downs quarterly through April 30, 2011 and 0.25:1.00 quarterly step-downs through April 30, 2012.
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
               As required by the Second Amendment, the Company, Marshall T. Reynolds and the Administrative Agent entered into a Contribution Agreement and Cash Collateral Security Agreement dated March 31, 2010 (the “Contribution Agreement”) pursuant to which Mr. Reynolds deposited $2,500,000 as cash collateral with the Administrative Agent, which the Administrative Agent may withdraw upon an event of default under the Credit Agreement. The cash collateral is in an account in Mr. Reynolds name with the Administrative Agent and is not reflected on the Company’s financial statements at October 31, 2011 and 2010.

               In connection with the Contribution Agreement, the Company executed and delivered to Mr. Reynolds a Subordinated Promissory Note in an amount up to $2,500,000 (or less, based on draws by the Administrative Agent pursuant to the terms of the Contribution Agreement), payment of principal and interest on which is prohibited prior to January 31, 2011, and thereafter only with the Administrative Agent’s consent. The amount, if any, owed under the Subordinated Promissory Note is contingent upon a draw having been made under the Contribution Agreement. This promissory note was unfunded at the issuance date and at October 31, 2011 and 2010, and therefore there was no outstanding subordinated debt or accrued interest related to this note, because the Administrative Agent had made no draws on the cash collateral at the issuance date through October 31, 2011. The Subordinated Promissory Note bears interest at the Wall Street Journal prime rate (3.25% at inception and at October 31, 2011 and 2010), matures September 14, 2014 and is unsecured. In the event of a draw under the terms of the Contribution Agreement, the cash proceeds shall be deemed to be a subordinated loan made by Mr. Reynolds to the Company. Pursuant to the terms of the Contribution Agreement, the triggers which may require a draw and subsequent issuance of subordinated debt include a payment violation, a fixed charge coverage ratio violation and a delivery violation by the Company failing to deliver a Compliance Certificate to the Administrative Agent when due under the Credit Agreement. Upon a draw on Mr. Reynolds’ cash collateral account, he is deemed to have made a loan in like amount under the Contribution Agreement and Subordinated Promissory Note, in amounts up to $2.5 million, the proceeds of which will be used by the Administrative Agent to repay outstanding term loans in the inverse order of maturity.

             On December 28, 2011, pursuant to the terms of the Limited Forbearance Agreement, a draw of $2.0 million was made on the cash collateral and $2.0 million was funded in the form of the subordinated unsecured promissory note.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

                The Company is required to make certain mandatory payments on its credit facilities related to (1) net proceeds received from a loss subject to applicable thresholds, (2) equity proceeds and (3) effective January 31, 2009, and continuing each year thereafter under the terms of the agreement the Company is required to prepay its credit facilities by 75% of excess cash flow for its most recently completed fiscal year. The excess cash flow for purposes of this calculation is defined as the difference (if any) between (a) EBITDA for such period and (b) federal, state and local income taxes paid in cash during such period plus capital expenditures during such period not financed with indebtedness plus interest expense paid in cash during such period plus the aggregate amount of scheduled payments made by the Company and its Subsidiaries during such period in respect of all principal on all indebtedness (whether at maturity, as a result of mandatory sinking fund redemption, or otherwise), plus restricted payments paid in cash by the Company during such period in compliance with the Credit Agreement. Pursuant to the terms of the Limited Forbearance Agreement, there would be no excess cash flow payment due based on the contractual provisions regarding the application of cash collateral. The Company paid its prepayment obligation of approximately $2.0 million in January 2009 and had no balance due under its prepayment obligation for fiscal 2010 and 2011 that would have been payable January 2011 and 2012 pursuant to the applicable calculations of the applicable credit agreements.

The prime rate was the primary interest rate on the above loans prior to September 14, 2007. After this date, the primary interest rate consisted primarily of LIBOR 30-day, 60-day and 90-day rates plus the applicable margin (effective with the Second Amendment, the primary interest rate was LIBOR 30-day and 60-day rates plus the applicable margin). Prime rate approximated 3.25%  at October 31, 2011 and 2010, while the 30-day LIBOR rate approximated 0.24% and 0.25% at October 31, 2011 and 2010. The Company had entered into a hedging arrangement to convert $25.0 million of variable interest rate debt to fixed interest rate debt. There was no current balance outstanding subject to the hedge at October 31, 2011 and 2010 (see Note 13). The swap agreement terminated effective October 29, 2010, therefore, converting from fixed interest rate debt to variable interest upon termination. Interest paid during the years ended October 31, 2011, 2010 and 2009 approximated $3,598,000, $5,256,000, and $4,345,000. The Company had accrued interest of approximately $162,000 and $313,000 at October 31, 2011 and 2010 recorded as accrued expenses on the balance sheet.  Deferred financing costs are amortized over the life of the related credit facilities and are reported as part of interest expense. In 2011, 2010 and 2009, $437,000,  $373,000, and $309,000 of deferred financing costs were included as interest expense. In addition, certain period costs associated with these credit facilities are recorded as a component of interest including administrative agent fees and costs.

                The fair value of the Company’s interest- bearing debt and revolving credit facilities related to its primary credit facilities with a syndicate of banks based on estimated market prices for similar issues of debt with consistent remaining maturities and terms was a total of $46.0 million. This valuation was based on an independent third party appraisal and utilized contractual maturities of existing term debt and revolving line of credit with a syndicate of banks, which represents substantially all of the Company’s borrowings.  The valuation approach utilized employed a combination of the market and income approaches utilizing historical data available on publicly traded bonds, peer ratio and Company ratio analysis and other valuation criteria. The fair value of the Company’s debt, since there is not an active market, would be subject to various factors which the Company was unable to assess in this valuation including specific market demand, industry outlooks, Company forecasts, collateral coverage, the regulatory environment for potential lenders, the general state of the economy and overall credit conditions and other factors. Therefore, the appraised fair value and actual market value may be materially different. The term debt not related to the syndicate had a carrying value of approximately $1.2 million and the Company believes carrying value approximates fair value for this debt based on recent market conditions, collateral support, recent borrowings and other factors.

The Company may incur costs in 2012 related to facility consolidations, employee termination costs and other restructuring related activities. These costs may be incurred, in part, as a response to the Company's efforts to overcome the impact of the global economic crisis and may occur pursuant to certain initiatives being reviewed in accordance with the provisions of the Limited Forbearance Agreement.

The Company’s non-cash activities for 2011, 2010 and 2009 included equipment purchases of approximately $621,000, $459,000, and $818,000, and which were financed by a bank.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. Employee Benefit Plan

The Company had a Profit Sharing Plan that covered all eligible employees and qualified as a Savings Plan under Section 401(k) of the Internal Revenue Code. Effective January 1, 1998, the Profit Sharing Plan was merged into The Champion Industries, Inc. 401(k) Plan (the "Plan"). The Plan covers all eligible employees who satisfy the age and service requirements. Each participant may elect to contribute up to 15% of annual compensation and the Company previously contributed 100% of the participant's contribution not to exceed 2% of the participant's annual compensation. The Company eliminated the employer match, as previously described, in the second quarter of 2010. The Company may make discretionary contributions to the Plan. The Company's expense under these plans was approximately $0, $121,000, and $445,000 for the years ended October 31, 2011, 2010 and 2009.

The Company's accrued vacation liability as of October 31, 2011 and 2010, was approximately $829,000, and $940,000. This item is classified as a component of accrued expenses on the financial statements.

The Company's 1993 Stock Option Plan provided for the granting of both incentive and non-qualified stock options to management personnel for up to 762,939 shares of the Company's common stock. In March 2004, the Company’s 2003 stock option plan was adopted to provide for the granting of both incentive and non-qualified stock options to management personnel for up to 475,000 shares of the Company’s common stock.

The option price per share for incentive stock options shall not be lower than the fair market value of the common stock at the date of grant. The option price per share for non-qualified stock options shall be at such price as the Compensation Committee of the Board of Directors may determine at its sole discretion. All options to date are incentive stock options. There were no options outstanding as of October 31, 2011 and 2010. Options vest immediately and may be exercised within five years from the date of grant.

A summary of the Company’s stock option activity and related information for the years ended October 31 follows:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2011	Price	2010	Price	2009	Price

Outstanding-beginning of year	-	$-	220,000	$4.26	311,000	$4.27
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited or expired	-	-	(220,000)	4.26	(91,000)	4.29
Outstanding-end of year	-	-	-		220,000	$4.26
Weighted average fair value of options granted during the year	$-		$-		$-

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

 5. Income Taxes

    Income tax (benefit) expense  consisted of the following:

	Year Ended October 31,
	2011	2010	2009
Current (benefit) expense:
Federal	$(434,589)	$(754,195)	$(1,601,934)
State	(243,583)	(333,390)	(170,248)
Deferred (benefit) expense	(1,586,526)	1,571,336	(13,957,990)
	$(2,264,698)	$483,751	$(15,730,172)

Deferred tax assets and liabilities are as follows:

	October 31,
	2011	2010 (Restated)
Deferred tax assets:
Allowance for doubtful accounts	$329,860	$475,365
Net operating loss carry forward	2,191,478	1,812,856
Accrued vacation	316,953	361,425
Other accrued liabilities	595,519	682,252
Intangible assets	11,873,969	10,172,784
Gross deferred tax assets	15,307,779	13,504,682

Deferred tax liabilities:
Property and equipment	(2,951,801)	(3,218,553)
Gross deferred tax liability	(2,951,801)	(3,218,553)
Net deferred tax asset before valuation allowance	12,355,978	10,286,129

Valuation allowance:
Beginning balance	552,783	478,918
Increase during the period	44,928	73,865
Ending balance	597,711	552,783
Net deferred tax asset	$11,758,267	$9,733,346

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

 The above net deferred tax asset is presented on the balance sheet as follows:
	2011	2010 (Restated)
Deferred tax asset - current	$864,108	$1,363,195
Deferred tax assets -non-current	10,894,159	8,370,151
	$11,758,267	$9,733,346

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended October 31,
	2011	2010	2009

Statutory federal income tax rate	(34.0)%	34.0%	(34.0)%
State taxes, net of federal benefit	(5.2)	(22.1)	(0.7)
Change in valuation allowance	0.7	7.6	0.3
Selling expenses	1.3	7.2	0.2
Cash surrender value of life insurance accretion	-	-	0.4
State apportionment and deferred tax adjustments	(0.2)	23.3	(3.1)
Federal and state tax net operating loss adjustments	1.5	-	(0.1)
Other	(0.4)	(0.2)	0.2
Interest rate swap	-	-	0.4
Effective tax rate	(36.3)%	49.8%	(36.4)%

Income taxes (refunded) paid during the years ended October 31, 2011, 2010 and 2009 approximated $(272,000), $(1,675,000), and $(572,000). The Company recorded an income tax refund at October 31, 2011 and 2010 of $9,000 and $36,000. Certain taxable losses for 2010 are carried back to previous years to the extent allowable by applicable tax laws.

The Company's net operating losses are comprised of net operating losses from operations for both Federal and State as well as net operating losses of acquired companies. The tax affected benefit of these are reflected in the Financial Statements at $2.2 million or approximately $1.6 million net of valuation allowance. The Federal net operating losses may be carried forward 20 years and carried back 2 years whereas the State net operating losses generally cannot be carried back for the Company's purpose but can be carried forward 15-20 years.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

                   In June 2006, the FASB issued ASC 740 , this interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. The Company adopted the standard addressing "Accounting for Uncertainty in Income Taxes" effective November 1, 2007 with no effect on the Company's consolidated financial statements. As of the date of adoption, the Company had approximately $150,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The Company was notified in December of 2011 and the examination commenced in December of 2011 by the IRS covering our fiscal year end 2010 federal income tax return. As of October 31, 2011, the Company is subject to U.S. Federal income tax examination for returns filed after October 31, 2008. State Income Tax returns are generally subject to a period of examination for a period of three to five years. Tax interest and penalties are classified as income taxes in the accompanying statements of income and were insignificant for all periods presented. There was no unrecognized tax benefit at October 31, 2011 and 2010. The Company is currently unable to assess whether any significant increase to the unrecognized tax benefit will be recorded during the next 12 months.

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

    A summary of significant related party transactions follows:

	Year Ended October 31,
	2011	2010	2009
Rent expense paid to affiliated entities
for operating facilities	$517,000	$517,000	$367,000
Sales of office products, office furniture and printing services to affiliated entities	951,000	913,000	861,000

In addition, the Company leases property and equipment from unrelated entities under operating leases. Rent expense amounted to $683,000, $1,334,000, and $1,060,000 for the years ended October 31, 2011, 2010 and 2009.

Under the terms and conditions of the above-mentioned leases, the Company is primarily responsible for all taxes, assessments, maintenance, repairs or replacements, utilities and insurance. The Champion Output Solutions' lease excludes taxes and insurance during the initial lease term. Champion Output Solutions subleases approximately 8,500 square feet at an annual rate of approximately $38,000 on a month to month basis. The Company has renewal options for certain leases covering varying periods.

In addition, the Company purchased vehicles from an entity controlled by family members of its Chief Executive Officer in the amounts of $223,000, $101,000, and $58,000 for the years ended October 31, 2011, 2010 and 2009.

Future minimum rental commitments for all non-cancelable operating leases including related party commitments with initial terms of one year or more consisted of the following at October 31, 2011:

2012	$1,280,450
2013	1,104,692
2014	489,156
2015	207,198
2016	-
$3,081,496

The Company participates in a self-insurance program for employee health care benefits with affiliates controlled by its Chief Executive Officer and as such is responsible for paying claims of Company participants as required by the plan document. The Company is allocated costs primarily related to the reinsurance premiums based on its proportionate share to provide such benefits to its employees. The Company’s expense related to this program for the years ended October 31, 2011, 2010 and 2009 was approximately $4,813,000, $4,307,000, and $5,196,000.

During 2011, 2010 and 2009, the Company utilized an aircraft from an entity controlled by its Chief Executive Officer and reimbursed the controlled entity for the use of the aircraft, fuel, aircrew, ramp fees and other expenses attendant to the Company’s use, in amounts aggregating $110,000, $47,000, and $49,000. The Company believes that such amounts are at or below the market rate charged by third-party commercial charter companies for similar aircraft.

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

                On July 18, 2011, the Company and Mr. Reynolds entered into and consummated an Exchange Agreement pursuant to which the $3,000,000 subordinated unsecured promissory note, dated December 29, 2009 and delivered in connection with the Forbearance Agreement, together with $147,875 in accrued interest, was exchanged for 1,311,615 shares of common stock. The ratio of exchange was $2.40 of principal and accrued interest for one share of common stock. The transaction was completed at a discount of approximately 42.5% of the face value of the subordinated unsecured promissory note and related accrued interest. The transaction was approved by a majority of the disinterested directors in a separate board meeting chaired by a disinterested director. The transaction resulted in a net gain on early extinguishment of debt from a related party which is reflected in our consolidated statements of operations. As a result of the Exchange Agreement, Marshall T. Reynolds beneficially owns over 50% of the Company's outstanding common stock.

              As required by the Second Amendment, the Company, Marshall T. Reynolds and the Administrative Agent entered into a Contribution Agreement and Cash Collateral Security Agreement dated March 31, 2010 (the “Contribution Agreement”) pursuant to which Mr. Reynolds deposited $2,500,000 as cash collateral with the Administrative Agent, which the Administrative Agent may withdraw upon an event of default under the Credit Agreement. This cash collateral is in an account in Mr. Reynolds name with the Administrative Agent and is not reflected on the Company’s financial statements at October 31, 2011 and 2010.

              In connection with the Contribution Agreement, the Company has executed and delivered to Mr. Reynolds a Subordinated Promissory Note in an amount up to $2,500,000 (or less, based on draws by the Administrative Agent pursuant to the terms of the Contribution Agreement), payment of principal and interest on which is prohibited prior to January 31, 2011, and thereafter only with the Administrative Agent’s consent. The amount, if any, owed under the Subordinated Promissory Note is contingent upon a draw having been made under the Contribution Agreement. This promissory note was unfunded at the issuance date and at October 31, 2011 and 2010 and therefore there is no outstanding subordinated debt or accrued interest related to this note, because the Administrative Agent has made no draws on the cash collateral at the issuance date through October 31, 2011. The Subordinated Promissory Note bears interest at the Wall Street Journal prime rate (3.25% at inception and at October 31, 2011 and 2010), matures September 14, 2014 and is unsecured. In the event of a draw under the terms of the Contribution Agreement, the cash proceeds shall be deemed to be a subordinated loan made by Mr. Reynolds to the Company. Pursuant to the terms of the Contribution Agreement, the triggers which may require a draw and subsequent issuance of subordinated debt include a payment violation, a fixed charge coverage ratio violation and a delivery violation by the Company failing to deliver a Compliance Certificate to the Administrative Agent when due under the Credit Agreement. Upon a draw on Mr. Reynolds’ cash collateral account, he is deemed to have made a loan in like amount under the Contribution Agreement and Subordinated Promissory Note, in amounts up to $2.5 million, the proceeds of which will be used by the Administrative Agent to repay outstanding term loans in the inverse order of maturity.

             On December 28, 2011, pursuant to the terms of the Limited Forbearance Agreement, a draw of $2.0 million was made on the cash collateral and $2.0 million was funded in the form of the subordinated unsecured promissory note.

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

The identifiable intangible assets of The Herald-Dispatch are being amortized on a straight-line basis over a period of 20 and 25 years for the subscriber and advertiser base, respectively. The weighted average life of the amortizable intangible assets for the acquisition of The Herald-Dispatch at the acquisition date was approximately 20 years. The trademark and masthead for the acquisition of The Herald-Dispatch was determined to have an indefinite life. The remaining allocation of the purchase price of The Herald-Dispatch was assigned to goodwill. The Company expects to achieve tax deductions associated with non-amortizing intangibles and goodwill of approximately $3.6 million per year for a period of 15 years. In 2011, the Company recorded asset impairment charges of $8.7 million ($5.4 million, net of deferred tax benefit ) associated with the acquisition of the Herald-Dispatch. In 2009, the Company recorded asset impairment charges of $41.1 million ($25.5 million, net of deferred tax benefit) associated with the acquisition of The Herald-Dispatch (see Note 11).

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

9. Industry Segment Information

The Company operates principally in three industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms); the sale of office products and office furniture including interior design services; and publication of The Herald-Dispatch daily newspaper in Huntington, West Virginia with a total daily and Sunday circulation of approximately 24,000 and 30,000 respectively. The Company employs approximately 660 people, of whom approximately 10 or 2%, are covered by collective bargaining agreements, which expire December 31, 2013.

               The Company reports segment information in a manner consistent with the way that our management, including our chief operating decision maker, the Company’s Chief Executive Officer, assesses performance and makes decisions regarding allocation of resources in accordance with the Segment Disclosures Topic of the ASC.

                Our Financial Reporting systems present various data, which is used to operate and measure our operating performance. Our chief operating decision maker utilizes various measures of a segment’s profit or loss including historical internal reporting measures and reporting measures based on product lines with operating income (loss) as the key profitability measure within the segment. Product line reporting is the basis for the organization of our segments and is the most consistent measure used by the chief operating decision maker and conforms with the use of segment operating income or (loss) that is the most consistent with those used in measuring like amounts in the Consolidated Financial Statements.

                The identifiable assets are reflective of non-GAAP assets reported on the Company's internal balance sheets and are typically adjusted for negative book cash balances, taxes and other items excluded for segment reporting. The total assets reported on the Company's balance sheets as of October 31, 2011, 2010 and 2009 are $82,024,282, $92,452,662, and $101,240,569. The identifiable assets reported below represent $70,266,015, $82,813,827, and $90,310,975.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The table below presents information about reported segments for the years ended October 31:
2011	Printing	Office Products & Furniture	Newspaper	Total
Revenues	$84,341,311	$41,098,106	$14,883,251	$140,322,668
Elimination of intersegment revenue	(5,249,556)	(6,552,373)	-	(11,801,929)
Consolidated revenues	$79,091,755	$34,545,733	$14,883,251	$128,520,739
Operating income (loss)	196,761	2,397,703	(6,383,271)	(3,788,807)
Depreciation & amortization	2,809,242	135,426	1,141,709	4,086,377
Capital expenditures	1,356,024	77,336	54,178	1,487,538
Identifiable assets	37,309,466	7,795,715	25,160,834	70,266,015
Goodwill	2,226,837	1,230,485	9,510,933	12,968,255

2010	Printing	Office Products & Furniture	Newspaper	Total
Revenues	$90,106,896	$39,691,717	$15,525,399	$145,324,012
Elimination of intersegment revenue	(9,136,312)	(6,254,129)	-	(15,390,441)
Consolidated revenues	$80,970,584	$33,437,588	$15,525,399	$129,933,571
Operating income	180,802	2,055,990	3,136,502	5,373,294
Depreciation & amortization	3,033,232	131,529	1,135,901	4,300,662
Capital expenditures	742,458	53,556	59,496	855,510
Identifiable assets	40,203,824	7,558,086	35,051,917	82,813,827
Goodwill	2,226,837	1,230,485	11,874,961	15,332,283

2009	Printing	Office Products & Furniture	Newspaper	Total
Revenues	$99,463,762	$42,518,613	$16,393,896	$158,376,271
Elimination of intersegment revenue	(10,473,968)	(6,644,182)	-	(17,118,150)
Consolidated revenues	$88,989,794	$35,874,431	$16,393,896	$141,258,121
Operating (loss) income	(1,166,528)	2,284,729	(38,711,612)	(37,593,411)
Depreciation & amortization	3,370,162	168,659	1,706,117	5,244,938
Capital expenditures	2,606,836	143,533	60,167	2,810,536
Identifiable assets	34,276,584	8,757,366	47,277,025	90,310,975
Goodwill	2,226,837	1,230,485	11,874,961	15,332,283

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation of total segment revenue, assets and operating (loss) income  to consolidated (loss) income before income taxes for the years ended October 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Revenues:
Total segment revenues	$140,322,668	$145,324,012	$158,376,271
Elimination of intersegment revenue	(11,801,929)	(15,390,441)	(17,118,150)
Consolidated revenue	$128,520,739	$129,933,571	$141,258,121

Operating (loss) income :
Total segment operating (loss) income	$(3,788,807)	$5,373,294	$(37,593,411)
Interest income	-	-	2,771
Interest expense - related party	(65,316)	(82,334)	-
Interest expense	(3,823,465)	(5,332,116)	(5,184,668)
Gain on early extinguishment of debt from a related party	1,337,846	-	-
Other income (loss)	99,001	1,013,041	(475,488)
Consolidated (loss) income before income taxes	$(6,240,741)	$971,885	$(43,250,796)

Identifiable assets:
Total segment identifiable assets	$70,266,015	$82,813,827	$90,310,975
Elimination of intersegment assets	11,758,267	9,638,835	10,929,594
Total consolidated assets	$82,024,282	$92,452,662	$101,240,569

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10.  Restructuring and Other Charges

    In fiscal 2010 and 2011, the Company recorded charges related to a restructuring and profitability enhancement plan. This plan was implemented to effectuate certain key initiatives and was an integral component of the Second Amendment and Waiver to the Credit Agreement (Second Amendment). These actions were taken to comply with the provisions and targeted covenants of the Second Amendment and to address the impact of the global economic crisis on the Company. The Company may incur additional costs in future periods to address the ongoing and fluid nature of the economic crisis, and may incur costs pursuant to certain initiatives being reviewed in accordance with the provisions of the Limited Forbearance Agreement. The charges incurred in 2011 also related to revisions in targeted cash flows related to sublease rentals. The Company believes the economic environment has contributed to the inability to achieve sublease rentals. The Company also incurred charges in 2011 related to revised estimates for aggregate facility exposure costs including rent, taxes, insurance and maintenance related costs. The amount of future charges is currently not estimable by the Company.

    The plan was implemented to address several key initiatives, including streamlining production and administrative operations and headcount reductions. The aggregate pre-tax charge resulting from these actions was $2.4 million ($1.4 million after tax or $0.14 per share on a basic and diluted basis). The charges were comprised of $1.6 million associated with excess facility and maintenance costs, primarily related to operating leases, inventory related costs of $200,000 and costs associated with streamlining production and personnel related separation costs of $565,000. The costs associated with the restructuring and profitability enhancement plan are primarily recorded in the restructuring charges line item as part of operating income. Inventory is recorded as a component of cost of sales.

    The following information summarizes the costs incurred with respect to restructuring, integration and other charges during the three and twelve months ended October 31, 2011 and 2010, as well as the cumulative total of such costs representing fiscal 2011 and fiscal 2010, respectively, and such costs are included as a component of the printing segment:
	Three Months Ended		Twelve Months Ended		Cumulative Total
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010
Occupancy and equipment related costs	$322,237	$-	$445,790	$1,173,175	$1,618,965
Costs incurred to streamline production, personnel and other	-	103,651	97,105	467,621	564,726
Inventory	-	-	28,851	171,529	200,380
Total	$322,237	$103,651	$571,746	$1,812,325	$2,384,071

    The activity pertaining to the Company's accruals related to restructuring and other charges since October 31, 2009, including additions and payments made are summarized below:
	Occupancy and equipment related costs	Costs incurred to streamline production, personnel and other	Total

Balance at October 31, 2009	$-	$-	$-
2010 expenses	1,173,175	467,621	1,640,796
Paid in 2010	(135,627)	(459,159)	(594,786)
Balance at October 31, 2010	$1,037,548	$8,462	$1,046,010

2011 expenses	$445,790	$97,105	$542,895
Paid in 2011	(477,986)	(189,495)	(667,481)
Reclassifications	(139,503)	139,503	-
Balance at October 31, 2011	$865,849	$55,575	$921,424

     During 2011, 2010 and 2009, the U.S. recession had a negative impact on the Company's operations across multiple segment lines. The newspaper operating segment reflected lower operating revenues in both advertising and circulation. In response to this difficult operating environment the Company initiated a cost reduction plan and eliminated 24 employee positions, or approximately 15% of the workforce, at the Champion Publishing subsidiary in 2009.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Acquired Intangible Assets and Goodwill
	2011		2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Non-compete agreement	$1,000,000	$1,000,000	$1,000,000	$880,952
Customer relationships	2,451,073	904,837	2,451,073	782,739
Advertising and subscriber base	4,989,768	1,804,660	4,989,768	1,656,997
Other	564,946	518,238	564,946	489,738
	9,005,787	4,227,735	9,005,787	3,810,426

Unamortizable intangible assets:
Goodwill	13,475,533	507,278	15,839,561	507,278
Trademark and masthead	3,648,972	-	10,001,812	-
	17,124,505	507,278	25,841,373	507,278

Total goodwill and other intangibles	$26,130,292	$4,735,013	$34,847,160	$4,317,704

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

In connection with our annual impairment testing of goodwill and other intangible assets conducted in the fourth quarter of 2011, we recorded a charge of $8.7 million ($5.4 million, net of deferred tax benefit) for impairment of the value of the goodwill and other intangible assets, which resulted from the 2007 acquisition of The Herald-Dispatch daily newspaper in Huntington, WV. This charge resulted in impairment charges of trademark and masthead of $6.3 million and goodwill of $2.4 million. The associated deferred tax benefit of these charges approximated $3.3 million. There were no impairment charges as a result of our annual impairment testing in 2010.

              The Company determined that it should perform impairment testing of goodwill and intangible assets during the fourth quarter of 2011 and 2009, due, in part, to declines in our stock price, increased volatility in operating results and declines in market transactions in the industry.  The valuation methodology utilized to estimate the fair value of the newspaper operating segment was based on both the market and income approach. The implied fair values of goodwill and other intangibles for this reporting unit was less than the carrying amount for both 2011 and 2009 based on the analysis by the Company and with assistance of third party valuation specialists, and therefore an impairment charge was taken. The Valuation Specialist considered three approaches to value referred to as the income approach, the market approach, and the cost approach.  The income approach was based on a discounted cash flow methodology, in which expected future free net cash flows to invested capital are discounted to present value, using an appropriate after-tax weighted average cost of capital.  The market approach using guideline company analysis weighs empirical evidence from shares of comparable companies sold in minority transactions on stock exchanges and merger and acquisition analysis, which analyses sales of newspapers in control transactions.  The cost approach was not employed due to the fact it was not deemed relevant.  The goodwill and other intangible assets will continue to be amortized for tax purposes over its remaining life in accordance with applicable internal revenue service standards.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company has other reporting units with Goodwill. The Company evaluated these reporting units during the fourth quarter of 2011 and 2010, and while the estimated fair value of these reporting units declined from 2008, the estimated carrying value of each of our other reporting units exceeded their carrying values in 2011 and 2010. As a result, no additional testing or impairment charges were necessary.

Amortization expense for the years ended October 31, 2011, 2010 and 2009 was $422,000, $450,000, and $1,034,000 respectively. A non-compete agreement is being amortized over a period of seven years and the customer relationships are being amortized over a period of 20 years. These items are both related to the acquisition of Syscan in 2004. The advertising and subscribers bases related to the acquisition of The Herald-Dispatch are being amortized over 25 and 20 years respectively. The trademark and masthead associated with the acquisition of The Herald-Dispatch are non-amortizing assets. The weighted average remaining life of the Company's amortizable intangible assets was approximately 17 years. Estimated amortization expense for each of the following years is:

2012	$292,760
2013	287,261
2014	275,970
2015	269,761
2016	269,761
Thereafter	3,382,539
$4,778,052

The changes in the carrying amount of goodwill, trademark and masthead and other amortizing intangibles for the years ended October 31, 2011 and 2010 were:

Goodwill:
	Printing	Office Products and Furniture	Newspaper	Total

Balance as of October 31, 2009
Goodwill	$2,226,837	$1,230,485	$35,437,456	$38,894,778
Accumulated impairment losses	-	-	(23,562,495)	(23,562,495)
	2,226,837	1,230,485	11,874,961	15,332,283
Goodwill acquired Fiscal 2010	-	-	-	-
Impairment losses Fiscal 2010	-	-	-	-
Balance at October 31, 2010
Goodwill	2,226,837	1,230,485	35,437,456	38,894,778
Accumulated Impairment losses	-	-	(23,562,495)	(23,562,495)
	2,226,837	1,230,485	11,874,961	15,332,283
Goodwill acquired Fiscal 2011	-	-	-	-
Impairment losses Fiscal 2011	-	-	(2,364,028)	(2,364,028)
Balance at October 31, 2011
Goodwill	2,226,837	1,230,485	35,437,456	38,894,778
Accumulated Impairment Losses	-	-	(25,926,523)	(25,926,523)
	$2,226,837	$1,230,485	$9,510,933	$12,968,255

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Trademark and Masthead:
	Printing	Office Products and Furniture	Newspaper	Total

Balance as of October 31, 2009
Trademark and Masthead	$-	$-	$18,515,316	$18,515,316
Accumulated impairment losses	-	-	(8,513,504)	(8,513,504)
	-	-	10,001,812	10,001,812
Trademark and Masthead acquired Fiscal 2010	-	-	-	-
Impairment losses Fiscal 2010	-	-	-	-
Balance at October 31, 2010
Trademark and Masthead	-	-	18,515,316	18,515,316
Accumulated Impairment losses	-	-	(8,513,504)	(8,513,504)
	-	-	10,001,812	10,001,812
Trademark and Masthead acquired Fiscal 2011	-	-	-	-
Impairment losses Fiscal 2011	-	-	(6,352,840)	(6,352,840)
Balance at October 31, 2011
Trademark and Masthead	-	-	18,515,316	18,515,316
Accumulated Impairment Losses	-	-	(14,866,344)	(14,866,344)
	$-	$-	$3,648,972	$3,648,972

Amortizing Intangible Assets (net of amortization expense):
	Printing	Office Products and Furniture	Newspaper	Total

Balance as of October 31, 2009
Amortizing Intangible Assets (net of amortization expense)	$799,841	$1,364,803	$12,531,918	$14,696,562
Accumulated impairment losses	-	-	(9,051,484)	(9,051,484)
	799,841	1,364,803	3,480,434	5,645,078
Amortizing Intangible Assets (net of amortization expense) acquired Fiscal 2010	-	-	-	-
Impairment losses Fiscal 2010	-	-	-	-
Amortization expense	125,862	176,195	147,660	449,717
Balance at October 31, 2010
Amortizing Intangible Assets (net of amortization expense)	673,979	1,188,608	12,384,258	14,246,845
Accumulated Impairment losses	-	-	(9,051,484)	(9,051,484)
	673,979	1,188,608	3,332,774	5,195,361
Amortizing Intangible Assets (net of amortization expense) acquired Fiscal 2011	-	-	-	-
Impairment losses Fiscal 2011	-	-	-	-
Amortization expense	109,281	160,362	147,666	417,309
Balance at October 31, 2011
Amortizing Intangible Assets (net of amortization expense)	564,698	1,028,246	12,236,592	13,829,536
Accumulated Impairment Losses	-	-	(9,051,484)	(9,051,484)
	$564,698	$1,028,246	$3,185,108	$4,778,052

A summary of impairment charges is included in the table below:
	2011	2010	2009

Goodwill	$2,364,028	$-	$23,562,495
Other intangibles	-	-	9,051,484
Trademark & masthead	6,352,840	-	8,513,504
	$8,716,868	$-	$41,127,483

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12. Certain Significant Estimates

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

Financial Instruments

        In managing interest rate risk exposure, the Company enters into interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from another party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement. These instruments are not entered into for trading purposes. Counter Parties to the Company’s interest rate swap agreements are major financial institutions. In accordance with applicable accounting guidance, the Company recognizes interest rate swap agreements on the Balance Sheet at fair value. The Company's interest rate swap agreement expired on October 29, 2010.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

13. Derivative Instruments and Hedging Activities

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

    At September 28, 2007, the Company was party to an interest rate swap agreement which terminated on October 29, 2010. The swap agreement is with a major financial institution and aggregates an initial $25 million in notional principal amount $19.8 million of outstanding notional principal at October 29, 2010. This swap agreement effectively converted $25 million of variable interest rate debt to fixed rate debt. The swap agreement requires the Company to make fixed interest payments based on an average effective rate of 4.78% and receive variable interest payments from its counterparties based on one-month LIBOR (actual rate of 0.25% at October 31, 2010). In fiscal 2010 and 2009, the Company recorded a net change in the fair value of the fixed interest rate swap agreement in the amount of $407,289 and $(19,823), net of income tax as other comprehensive income (loss). In 2009 ineffectiveness resulting in a $0.6 million loss, was charged to other expense on the Consolidated Statements of Operations. This loss resulted from the termination of LIBOR borrowing eligibility by the Administrative Agent under the Company's Credit Agreement. In 2010, the Company recorded $0.3 million, or $0.2 million net of tax as other income in the first quarter of 2010 prior to the Administrative Agent reinstating the LIBOR borrowing option in the second quarter of 2010. The interest rate swap was re-designated as a cash flow hedge in the second quarter of 2010 and upon expiration of the swap derivative on October 29, 2010 $0.7 million, or $0.4 million net of tax was reclassified into earnings. The net additional interest payments made or received under this swap agreement are recognized in interest expense.

14. (Loss) earnings Per Share

(Loss) earnings per share (EPS) were computed as follows:

	(Loss) Income	Weighted Average Shares	Per Share Amount
Year Ended October 31, 2011
Net Loss	$(3,976,043)
Basic loss per share
Loss available to common shareholders	(3,976,043)	$10,362,000	$(0.38)
Effect of dilutive securities stock options		-
Diluted loss per share
Loss available to common shareholders and assumed conversions	$(3,976,043)	10,362,000	$(0.38)

Year Ended October 31, 2010
Net Income	$488,134
Basic earnings per share
Income available to common shareholders	488,134	9,988,000	$0.05
Effect of dilutive securities stock options		-
Diluted earnings per share
Income available to common shareholders and assumed conversions	$488,134	9,988,000	$0.05

Year Ended October 31, 2009
Net Loss	$(27,520,624)
Basic loss per share
Loss available to common shareholders	(27,520,624)	9,988,000	$(2.76)
Effect of dilutive securities stock options		-
Diluted loss per share
Loss available to common shareholders and assumed conversions	$(27,520,624)	9,988,000	$(2.76)

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

15. Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended October 31, 2011 and 2010.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
2011	$31,905,000	$31,091,000	$32,027,000	$33,498,000
2010	$32,387,000	$33,739,000	$31,890,000	$31,918,000

Gross profit
2011	$8,510,000	$8,963,000	$8,482,000	$10,854,000
2010	$9,606,000	$10,410,000	$9,028,000	$9,579,000

Net income (loss)
2011	$73,000	$493,000	$876,000	$(5,418,000)
2010	$(213,000)	$333,000	$(570,000)	$938,000
Earnings (loss) per share
Basic
2011	$0.01	$0.05	$0.09	$(0.48)
2010	$(0.02)	$0.03	$(0.06)	$0.09

Diluted
2011	$0.01	$0.05	$0.09	$(0.48)
2010	$(0.02)	$0.03	$(0.06)	$0.09

Weighted average shares outstanding
Basic
2011	9,988,000	9,988,000	10,173,000	11,300,000
2010	9,988,000	9,988,000	9,988,000	9,988,000

Diluted
2011	9,988,000	9,988,000	10,173,000	11,300,000
2010	9,988,000	9,988,000	9,988,000	9,988,000

Champion Industries, Inc. and Subsidiaries

 Schedule II

Valuation and Qualifying Accounts

Years Ended October 31, 2011, 2010 and 2009

Description	Balance at beginning of period	Balances of acquired companies	Additions charged to costs and expense	Deductions(1)	Balance at end of period
2011
Allowance for doubtful accounts	$1,296,943	$-	$269,612	$(633,373)	$933,182

2010
Allowance for doubtful accounts	$1,353,021	$-	$370,333	$(426,411)	$1,296,943

2009
Allowance for doubtful accounts	$1,851,485	$-	$876,145	$(1,374,609)	$1,353,021

(1) Uncollectible accounts written off, net of recoveries.