Form 10-Q
period 2012-03-12
CHAMPION INDUSTRIES INC
filed 2012-03-12
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to_________

Commission File No. 000-21084

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No  ✓ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2012
Common stock, $1.00 par value per share	11,299,528 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	January 31,	October 31,
	2012 (Unaudited)	2011
Current assets:
Cash	$29,690	$-
Accounts receivable, net of allowance of $1,061,000 and $933,000	16,453,551	18,779,592
Inventories	9,248,700	8,897,726
Income tax refund	9,293	9,293
Other current assets	1,343,140	572,102
Deferred income tax assets	864,108	864,108
Total current assets	27,948,482	29,122,821

Property and equipment, at cost:
Land	1,881,839	1,881,839
Buildings and improvements	11,882,347	11,876,675
Machinery and equipment	55,335,758	55,148,156
Furniture and fixtures	4,266,578	4,248,530
Vehicles	3,185,648	3,206,318
	76,552,170	76,361,518
Less accumulated depreciation	(57,439,362)	(56,605,876)
	19,112,808	19,755,642

Goodwill	12,968,255	12,968,255
Deferred financing costs	720,319	830,323
Other intangibles, net of accumulated amortization	4,703,487	4,778,052
Trademark and masthead	3,648,972	3,648,972
Deferred tax asset, net of current portion	10,924,416	10,894,159
Other assets	24,766	26,058
	32,990,215	33,145,819
Total assets	$80,051,505	$82,024,282

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	January 31,	October 31,
	2012 (Unaudited)	2011
Current liabilities:
Notes payable, line of credit	$9,725,496	$9,725,496
Negative book cash balances	-	1,153,931
Accounts payable	5,942,479	5,331,327
Deferred revenue	985,217	737,748
Accrued payroll and commissions	1,488,527	1,738,582
Taxes accrued and withheld	1,395,555	1,195,899
Accrued expenses	1,995,579	2,149,295
Current portion of long-term debt:
Notes payable	35,381,463	38,629,011
Total current liabilities	56,914,316	60,661,289

Long-term debt, net of current portion:
Notes payable	291,631	430,997
Notes payable - related party	2,000,000	-
Other liabilities	3,300	3,750
Total liabilities	59,209,247	61,096,036
Shareholders’ equity:
Common stock, $1 par value, 20,000,000 shares authorized; 11,299,528 shares issued and outstanding	11,299,528	11,299,528
Additional paid-in capital	23,267,024	23,267,024
Retained deficit	(13,724,294)	(13,638,306)
Total shareholders’ equity	20,842,258	20,928,246
Total liabilities and shareholders’ equity	$80,051,505	$82,024,282

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended January 31,
	2012	2011
Revenues:
Printing	$19,551,343	$19,558,178
Office products and office furniture	8,190,600	8,339,302
Newspaper	3,859,408	3,944,480
Total revenues	31,601,351	31,841,960

Cost of sales and newspaper operating costs:
Printing	14,363,815	15,120,842
Office products and office furniture	5,742,113	6,099,486
Newspaper cost of sales and operating costs	2,168,033	2,112,027
Total cost of sales and newspaper operating costs	22,273,961	23,332,355
Gross profit	9,327,390	8,509,605

Selling, general and administrative expenses	8,626,552	7,216,662
Restructuring charges	-	220,658

Income from operations	700,838	1,072,285

Other (expenses) income:
Interest expense - related party	(6,139)	(24,917)
Interest expense	(860,317)	(943,905)
Other	16,271	16,681
	(850,185)	(952,141)

(Loss) income before income taxes	(149,347)	120,144
Income tax benefit (expense)	63,359	(46,923)
Net (loss) income	$(85,988)	$73,221

(Loss) income per share
Basic and Diluted	$(0.01)	$0.01

Weighted average shares outstanding:
Basic and Diluted	11,300,000	9,988,000
Dividends per share	$-	$-

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended January 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(85,988)	$73,221
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation and amortization	975,871	1,010,330
(Gain) on sale of assets	(1,241)	(2,459)
Deferred income taxes	(30,257)	-
Deferred financing costs	110,005	105,530
Bad debt expense	150,782	21,497
Restructuring charges	-	249,509
Changes in assets and liabilities:
Accounts receivable	2,175,259	(51,150)
Inventories	(350,974)	402,067
Other current assets	(771,038)	(723,760)
Accounts payable	611,152	(2,009,202)
Accrued payroll and commission	(250,055)	(624,372)
Deferred revenue	247,469	51,522
Taxes accrued and withheld	199,656	(85,528)
Income taxes	-	65,905
Accrued expenses	(153,716)	1,157,743
Other liabilities	(450)	(450)
Net cash provided by (used in) operating activities	2,826,475	(359,597)

Cash flows from investing activities:
Purchases of property and equipment	(238,317)	(150,546)
Proceeds from sales of fixed assets	18,365	24,326
Change in other assets	1,292	1,291
Net cash used in investing activities	(218,660)	(124,929)

Cash flows from financing activities:
Borrowing on line of credit	20,000	14,860,000
Payments on line of credit	(20,000)	(14,160,000)
Principal payments on long-term debt	(1,424,194)	(1,404,077)
Change in negative book cash balances	(1,153,931)	1,188,603
Net cash (used in) provided by financing activities	(2,578,125)	484,526
Net increase in cash and cash equivalents	29,690	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$29,690	$-
See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
January 31, 2012

1. Basis of Presentation, Business Operations and Recent Accounting Pronouncements

The foregoing financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 2011, and related notes thereto contained in Champion Industries, Inc.’s Form 10-K filed January 30, 2012. The accompanying interim financial information is unaudited. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. The balance sheet information as of October 31, 2011 was derived from our audited financial statements.

Reclassifications and Revisions: Certain prior-year amounts have been reclassified to conform to the current year financial statement presentation.

2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. There was no dilutive effect of stock options for the three months ended January 31, 2012 and 2011.

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

Inventories consisted of the following:

	January 31, 2012	October 31, 2011
Printing and newspaper:
Raw materials	$2,548,944	$2,415,701
Work in process	1,335,837	1,252,170
Finished goods	2,753,453	2,975,769
Office products and office furniture	2,610,466	2,254,086
	$9,248,700	$8,897,726

5. Long-Term Debt

Long-term debt consisted of the following:
	January 31, 2012	October 31, 2011
Installment notes payable to banks	$1,013,870	$1,175,784
Notes payable to related party	2,000,000	-
Term loan facility with a syndicate of banks, collateralized by substantially all of the assets of the Company	34,659,224	37,884,224
Revolving line of credit loan facility with a syndicate of banks, collateralized by substantially all of the assets of the Company	9,725,496	9,725,496
	47,398,590	48,785,504
Less current portion revolving line of credit	9,725,496	9,725,496
Less long-term notes payable to related party	2,000,000	-
Less current portion long-term debt	35,381,463	38,629,011
Long-term debt, net of current portion and revolving line of credit	$291,631	$430,997

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited) (continued)

The secured and unsecured credit facilities contain restrictive financial covenants requiring the Company to maintain certain financial ratios. The Company was unable to remain in compliance with certain financial covenants arising under the Credit Agreement among the Company, Fifth Third Bank as Lender, Administrative Agent and L/C Issuer and other Lenders dated September 14, 2007, as amended (the "Credit Agreement"). The creditors have not waived the financial covenant requirements. The Company received a notice of default on December 12, 2011, which was reported pursuant to item 2.04 of Form 8-K filed December 15, 2011. This notice of default advised that the Administrative Agent had not waived the event of default and reserves all rights and remedies thereof. These remedies include, under the Credit Agreement, the right to accelerate and declare due and immediately payable the principal and accrued interest on all loans outstanding under the Credit Agreement. The notice of default further stated that any extension of additional credit under the Credit Agreement would be made by the lenders in their sole discretion without any intention to waive any event of default.

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

The Limited Forbearance Agreement provides that during the forbearance period, so long as the Company meets the conditions of the Limited Forbearance Agreement, it may continue to request credit under the revolving credit line. The Company was in compliance with the applicable provisions of the Limited Forbearance Agreement at January 31, 2012.

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

The Limited Forbearance Agreement provides that the credit commitment under the Credit Agreement is $15,000,000 and provides for a $1,450,000 reserve against the Credit Agreement borrowing base. The Company had borrowed under its $15.0 million line of credit approximately $9.7 million at January 31, 2012, which encompassed working capital requirements, refinancing of existing indebtedness prior to The Herald-Dispatch acquisition and to partially fund the purchase of The Herald-Dispatch. Pursuant to the terms of the Limited Forbearance Agreement, the Company's borrowing base certificate as submitted to the Administrative Agent and adjusted in this filing for such provisions in the Limited Forbearance Agreement reflected minimum excess availability of $4.0 million as of January 31, 2012. The minimum excess availability is subject to a $1,450,000 reserve and may be adjusted by the Administrative Agent.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

The Company had borrowed under its $15.0 million line of credit approximately $9.7 million at January 31, 2012, which encompassed working capital requirements, refinancing of existing indebtedness prior to The Herald-Dispatch acquisition and to partially fund the purchase of The Herald-Dispatch. The $15.0 million line of credit was reduced from $17.0 million, pursuant to the terms of the Limited Forbearance Agreement.

The Limited Forbearance Agreement provides that $2,000,000 of the $2,500,000 cash collateral held by the Administrative Agent pursuant to the Contribution Agreement and Cash Collateral Security Agreement dated March 31, 2010, among the Company, Marshall Reynolds and the Administrative Agent (the "Contribution Agreement") shall be applied at the execution of the Limited Forbearance Agreement to the outstanding term loans in inverse order of maturity, which shall satisfy in full (a) any fixed charge violation (as defined in the Contribution Agreement) as of October 31, 2011, and during the forbearance period and (b) any excess cash flow payment due under the Credit Agreement during the forbearance period. If the Company, the Administrative Agent and applicable lenders do not enter into a new agreement or an amendment to the Limited Forbearance Agreement by April 30, 2012, the defaults shall be deemed existing and unsecured and any remaining funds in the cash collateral account shall be immediately available to the Administrative Agent pursuant to the Contribution Agreement. The $2,000,000 in cash collateral released to pay down term debt was issued in the form of a subordinated unsecured promissory note in like amount on December 28, 2011.

Upon the expiration of the Limited Forbearance Agreement, a total of $44.4 million of long-term debt and outstanding revolving line of credit borrowings outstanding at January 31, 2012 are subject to accelerated maturity and, as such, the creditors may, at their option, give notice to the Company that amounts owed are immediately due and payable. As a result, the full amount of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at January 31, 2012, representing $29.8 million of term debt as well as approximately $9.7 million in revolving credit borrowings based on contractual maturities. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest, including additional payments for excess cash flow recapture payments and extra payments provided for within the Limited Forbearance Agreement and Credit Agreement. The Company is required to maintain a minimum of $750,000 of compensating balances with the Administrative Agent under the terms of its Credit Agreement.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

The Company is required to make certain mandatory payments on its credit facilities related to (1) net proceeds received from a loss subject to applicable thresholds, (2) equity proceeds and (3) effective January 31, 2009, and continuing each year thereafter under the terms of the agreement the Company is required to prepay its credit facilities by 75% of excess cash flow for its most recently completed fiscal year. The excess cash flow for purposes of this calculation is defined as the difference (if any) between (a) EBITDA for such period and (b) federal, state and local income taxes paid in cash during such period plus capital expenditures during such period not financed with indebtedness plus interest expense paid in cash during such period plus the aggregate amount of scheduled payments made by the Company and its Subsidiaries during such period in respect of all principal on all indebtedness (whether at maturity, as a result of mandatory sinking fund redemption, or otherwise), plus restricted payments paid in cash by the Company during such period in compliance with the Credit Agreement. Pursuant to the terms of the Limited Forbearance Agreement, there would be no excess cash flow payment due based on the contractual provisions regarding the application of cash collateral. The Company had no balance due under its prepayment obligation for fiscal 2010 and 2011 that would have been payable January 2011 and 2012 pursuant to the applicable calculations of the applicable credit agreements.

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

The Company’s non-cash activities for the first quarter of 2012 and 2011 included equipment purchases of approximately $37,000 and $136,000, and which were financed by a bank.

6. Commitments and Contingencies

As of January 31, 2012 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2012	2013	2014	2015	Residual	Total

Non-cancelable operating leases	$1,019,462	$1,167,944	$489,707	$51,778	$-	$2,728,891

Revolving line of credit	9,725,496	-	-	-	-	9,725,496

Notes payable - related party	-	2,000,000	-	-	-	2,000,000

Term debt	35,381,463	251,616	40,015	-	-	35,673,094

	$46,126,421	$3,419,560	$529,722	$51,778	$-	$50,127,481

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

7. Industry Segment Information

The Company operates principally in three industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms), the sale of office products and office furniture including interior design services and publication of The Herald-Dispatch daily newspaper in Huntington, West Virginia, with a total daily and Sunday circulation of approximately 24,000 and 30,000, respectively.

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

The identifiable assets are reflective of non-GAAP assets reported on the Company's internal balance sheets and are typically adjusted for negative book cash balances, taxes, and other items excluded for segment reporting. The total assets reported on the Company's balance sheet as of January 31, 2012 and 2011 are $80,051,505 and $91,915,439 (restated). The identifiable assets reported above represent $68,223,998 and $79,979,777 at January 31, 2012 and 2011.

The table below presents information about reported segments for the three months ended January 31:

2012 Quarter 1	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$20,739,384	$9,791,947	$3,859,408	$34,390,739
Elimination of intersegment revenue	(1,188,041)	(1,601,347)	-	(2,789,388)

Consolidated revenues	$19,551,343	$8,190,600	$3,859,408	$31,601,351
Operating income (loss)	(540,980)	552,566	689,252	700,838
Depreciation & amortization	655,798	33,851	286,222	975,871
Capital expenditures	244,916	18,048	12,633	275,597
Identifiable assets	36,552,106	6,900,578	24,771,314	68,223,998
Goodwill	2,226,837	1,230,485	9,510,933	12,968,255

2011 Quarter 1	Printing	Office Products and Furniture	Newspaper	Total

Revenues	$21,082,580	$9,993,003	$3,944,480	$35,020,063
Elimination of intersegment revenue	(1,524,402)	(1,653,701)	-	(3,178,103)

Consolidated revenues	$19,558,178	$8,339,302	$3,944,480	$31,841,960
Operating income (loss)	(109,653)	345,729	836,209	1,072,285
Depreciation & amortization	692,329	33,872	284,129	1,010,330
Capital expenditures	252,212	17,557	16,973	286,742
Identifiable assets	37,998,043	6,740,573	35,241,161	79,979,777
Goodwill	2,226,837	1,230,485	11,874,961	15,332,283

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

A reconciliation of total segment revenues and of total segment operating income to consolidated (loss) income before income taxes, for the three months ended January 31, 2012 and 2011, is as follows:

	Three months ended January 31,
	2012	2011
Revenues:
Total segment revenues	$34,390,739	$35,020,063
Elimination of intersegment revenue	(2,789,388)	(3,178,103)
Consolidated revenue	$31,601,351	$31,841,960

Operating Income:
Total segment operating income	$700,838	$1,072,285
Interest expense - related party	(6,139)	(24,917)
Interest expense	(860,317)	(943,905)
Other income	16,271	16,681
Consolidated (loss) income before income taxes	$(149,347)	$120,144

Identifiable assets:
Total segment identifiable assets	$68,223,998	$79,979,777
Assets not allocated to a segment	11,827,507	11,935,662
Total consolidated assets	$80,051,505	$91,915,439

8. Fair Value of Financial Instruments, Derivative Instruments and Hedging Activities

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

The Company does not believe it is practicable to estimate the fair value of its variable interest-bearing debt and revolving credit facilities related to its primary credit facilities with a syndicate of banks and its subordinated debt to a related party due primarily to the fact that an active market for the Company’s debt does not exist.

The term debt not related to the Credit Agreement had a carrying value of approximately $1.0 million and the Company believes carrying value approximates fair value for this debt based on recent market conditions, collateral support, recent borrowings and other factors.

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

Goodwill and other intangible assets are measured on a non-recurring basis using Level 3 inputs.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

9.  Restructuring of Operations

In fiscal 2010 and 2011, the Company recorded charges related to a restructuring and profitability enhancement plan. This plan was implemented to effectuate certain key initiatives and was an integral component of the Second Amendment and Waiver to the Credit Agreement among the Company, Fifth Third Bank, as Lender, L/C Issuer and Administrative Agent for Lenders and other Lenders dated March 31, 2010 (the "Second Amendment"). These actions were taken to comply with the provisions and targeted covenants of the Second Amendment and to address the impact of the global economic crisis on the Company. The Company may incur additional costs in future periods to address the ongoing and fluid nature of the economic crisis, and may incur costs pursuant to certain initiatives being reviewed in accordance with the provisions of the Limited Forbearance Agreement. The amount of future charges is currently not estimable by the Company.

The following information summarizes the costs incurred with respect to restructuring, integration and asset impairment charges during the three months ended January 31, 2012 and 2011, as well as the cumulative total of such costs representing fiscal 2010 and fiscal 2011, there were no costs incurred in the first quarter of 2012, and such costs are included as a component of the printing segment:

	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011	Cumulative Total
Occupancy related costs	$-	$123,553	$1,618,965
Costs incurred to streamline production, personnel and other	-	97,105	564,726
Inventory	-	28,851	200,380
Total	$-	$249,509	$2,384,071

The activity pertaining to the Company’s accruals related to restructuring and other charges since October 31, 2011, including additions and payments made are summarized below:

	Occupancy related costs	Costs incurred to streamline production, personnel and other	Total

Balance at October 31, 2011	$865,849	$55,575	$921,424
2012 expenses	-	-	-
Paid in 2012	(86,369)	(838)	(87,207)

Balance at January 31, 2012	$779,480	$54,737	$834,217

Champion Industries, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Consolidated Statements of Operations as a percentage of total revenues.

	Three Months Ended January 31 ($ In thousands)
	2012		2011
Revenues:
Printing	$19,551	61.9%	$19,558	61.4%
Office products and office furniture	8,191	25.9	8,339	26.2
Newspaper	3,859	12.2	3,945	12.4
Total revenues	31,601	100.0	31,842	100.0
Cost of sales and newspaper operating costs:
Printing	14,364	45.4	15,121	47.5
Office products and office furniture	5,742	18.2	6,099	19.2
Newspaper cost of sales and operating costs	2,167	6.9	2,112	6.6
Total cost of sales and newspaper operating costs	22,273	70.5	23,332	73.3
Gross profit	9,328	29.5	8,510	26.7
Selling, general and administrative expenses	8,627	27.3	7,216	22.6
Restructuring charges	-	0.0	221	0.7
Income from operations	701	2.2	1,073	3.4
Interest expense - related party	(6)	(0.0)	(25)	(0.0)
Interest expense	(861)	(2.7)	(944)	(3.0)
Other income	17	0.0	16	0.0
(Loss) income before taxes	(149)	(0.5)	120	0.4
Income tax benefit (expense)	63	0.2	(47)	(0.2)
Net (loss) income	$(86)	(0.3)%	$73	0.2%

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended January 31, 2012 Compared to Three Months Ended January 31, 2011

Revenues

Total revenues decreased 0.8% in the first quarter of 2012 compared to the same period in 2011, to $31.6 million from $31.8 million. Printing revenue remained flat with approximately $19.6 million in revenue for the first quarter 2012 and 2011. Office products and office furniture revenue decreased slightly in the first quarter of 2012, from $8.3 million in the first quarter of 2011 to $8.2 million in the first quarter of 2012. The Company recorded newspaper revenues from the Herald-Dispatch of approximately $3.9 million, consisting of advertising revenue of approximately $3.0 million and $0.9 million in circulation revenues for the first quarter of 2012. This compares to newspaper revenues of approximately $3.9 million, consisting of advertising revenue of approximately $3.0 million and $0.9 million in circulation revenues for the first quarter of 2011.

Cost of Sales

Total cost of sales decreased 4.5% in the first quarter of 2012, to $22.3 million from $23.3 million in the first quarter of 2011. Printing cost of sales in the first quarter of 2012 decreased $0.8 million over the prior year and decreased as a percent of printing sales to 73.5% in 2012 from 77.3% in 2011.  The decrease in printing cost of sales as a percentage of printing sales is primarily related to lower material costs as a percent of printing sales. Office products and office furniture cost of sales decreased in 2012 to $5.7 million in the first quarter of 2012, from $6.1 million in the first quarter of 2011, and decreased as a percent of sales to 70.1% in 2012 from 73.1% in 2011. Newspaper cost of sales and operating costs increased to $2.2 million in the first quarter of 2012, from $2.1 million in the first quarter of 2011, and as a percent of newspaper sales were 56.2% for the three months ended January 31, 2012 compared with 53.5% for the three months ended January 31, 2011.

Operating Expenses

In the first quarter of 2012, selling, general and administrative expenses (S,G&A) increased on a gross dollar basis to $8.6 million from $7.2 million in 2011, an increase of $1.4 million. As a percentage of total sales, the expenses increased on a quarter to quarter basis in 2012 to 27.3% from 22.6% in 2011. The increase in S,G&A in total and as a percent of sales was primarily reflective of increased professional fees resulting in part, from provisions related to the Limited Forbearance Agreement and audit related fees. The increase in professional fees approximated $0.5 million. The Company also incurred additional employee related costs as well as an increase in its bad debt expense.

Segment Operating Income (Loss)

The printing segment reported an increase in operating loss from a loss of $(0.1) million in the first quarter of 2011 to a loss of $(0.5) million in the first quarter of 2012. The increase in operating loss was primarily attributable to higher SG&A expenses which were primarily reflective of increased professional fees resulting in part from provisions related to the Limited Forbearance Agreement and audit related fees. The increase in professional fees approximated $0.5 million. The printing segment also experienced higher SG&A costs in several other categories, including various employee related costs and bad debt expense. These increases in expenses were partially offset by improved gross margins due in part to lower material costs as a percent of printing sales.

The office products and office furniture segment reported operating profits of $0.6 million in 2012 compared to $0.3 million in 2011. This represented an increase in profitability of approximately $0.2 million. This increase is primarily the results of improved gross profit percent yielding an overall increase in gross profit dollars. The improved gross profit percent was primarily reflective of improved gross margins for office furniture sales.

The newspaper segment reported a reduction in operating income from $0.8 million, in the first quarter of 2011, to $0.7 million, in the first quarter of 2012. The reduction in operating income was reflective of a decrease in newspaper revenues and higher newspaper cost of sales and operating costs as a percent of newspaper revenues. The increase in costs was primarily due to an increase in material costs.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Income from Operations and Other Income and Expenses

Income from operations decreased in the first quarter of 2012 to $0.7 million from $1.1 million in the first quarter of 2011. This decrease is primarily the result of higher SG&A expenses partially offset by improved gross margins and a reduction in restructuring charges. The Company recorded restructuring related charges in 2011 of $250,000, of which $29,000 is reflected as a component of cost of goods sold and $221,000 is reflected as restructuring charges.

Other expenses (net), decreased approximately $0.1 million from 2011 to 2012 primarily due to decreases in interest expense, primarily associated with lower average borrowings.

Income Taxes

The Company’s effective income tax rate was a benefit of 42.4% in the first quarter of 2012 and  an expense of  39.1% for the first quarter of 2011. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net (Loss) Income

Net income for the first quarter of 2011 was $73,000 compared to a net loss of ($86,000) in the first quarter of 2012. Basic and diluted (loss) income  per share for the three months ended January 31, 2012 and 2011 were $(0.01) and $0.01.

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

Our operating results depend on the relative strength of the economy on both a regional and national basis. Recessionary conditions applicable to the economy as a whole and specifically to our core business segments have had a significant adverse impact on the Company's business. A continuing or a deepening of the recessionary conditions we are experiencing could significantly affect our revenue categories and associated profitability.

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

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Liquidity and Capital Resources

Net cash provided by operations for the three months ended January 31, 2012, was $2.8 million compared to net cash (used in) operations of ($0.4) million during the same period in 2011. This change in net cash from operations is due primarily to timing changes in assets and liabilities.

Net cash (used in) investing activities for the three months ended January 31, 2012 was ($219,000) compared to ($125,000) during the same period in 2011. The net cash used in investing activities during the first three months of 2012 and 2011 primarily related to the purchase of equipment and vehicles.

Net cash (used in) financing activities for the three months ended January 31, 2012 was ($2.6) million compared to $0.5 million provided by financing activities during the same period in 2011. In 2012, the net cash used in financing activities related to scheduled payments of long term debt and a reduction in negative book cash balances. In 2011, the Company generated additional cash flow from financing activities associated primarily with net borrowings on the line of credit and an increase in negative book cash balances.

Working capital on January 31, 2012 was ($29.0) million and at October 31, 2011 was ($31.5) million. The negative working capital at January 31, 2012 is associated with the classification as a current liability of approximately $29.8 million of term debt which was previously classified as long term as well as approximately $9.7 million in revolving credit borrowings being classified as current based on contractual maturities. The $29.8 million term debt reclassification resulted from the Company's inability to remain in compliance with certain of its financial covenants.

The Company had historically used cash generated from operating activities and debt to finance capital expenditures and the cash portion of the purchase price of acquisitions. Management plans to continue making required investments in equipment. The Company has available a line of credit totaling up to $15.0 million which is subject to borrowing base limitations and reserves which may be initiated by the Administrative Agent for Lenders in its sole discretion and are subject to a minimum excess availability threshold as well as the provisions of the Limited Forbearance Agreement (See Note 5 of the Consolidated Financial Statements). For the foreseeable future, including through Fiscal 2012, the Company's ability to fund operations, meet debt service requirements and make planned capital expenditures is contingent on continued availability of the aforementioned credit facilities and the ability of the Company to complete a restructuring or refinancing of the existing debt. The Company does not currently believe it will generate sufficient cash flow from operations to meet both scheduled principal and interest payments and pay off the entire line of credit which matures in September 2012.

The Company has engaged the investment banking group of Raymond James & Associates, Inc. (Raymond James) to assist it with a potential restructuring or refinancing of the existing debt and other potential transaction alternatives. Pursuant to the terms of the Limited Forbearance Agreement, the Company also engaged a Chief Restructuring Advisor to work with the Company, Raymond James, the Administrative Agent and syndicate of banks to address various factors, including the expiration of the Limited Forbearance Agreement on April 30, 2012, the revolving line of credit maturing in September 2012, and the term loan facility, which expires in September 2013. The Company continues to have ongoing dialogue with the Administrative Agent and the syndicate of banks with respect to its credit facilities.  At January 31, 2012, a total of $44.4 million of current and long-term debt and outstanding revolving line of credit borrowings are subject to accelerated maturity and, as such, the creditors may, at their option, give notice to the Company that amounts owed are immediately due and payable.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

The Company may incur costs in 2012 related to facility consolidations, employee termination costs and other restructuring related activities. The Company has incurred and expects to incur in the future substantial costs associated with various advisory fees with respect to its various credit facilities. These costs may be incurred, in part, as a response to the Company's efforts to overcome the impact of the global economic crisis, and may occur pursuant to certain initiatives being reviewed in accordance with the provisions of the Limited Forbearance Agreement.

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

The Limited Forbearance Agreement provides that the credit commitment under the Credit Agreement is $15,000,000 and provides for a $1,450,000 reserve against the Credit Agreement borrowing base. The Company had borrowed under its $15.0 million line of credit approximately $9.7 million at January 31, 2012, which encompassed working capital requirements, refinancing of existing indebtedness prior to the Herald-Dispatch acquisition and to partially fund the purchase of the Herald-Dispatch. Pursuant to the terms of the Limited Forbearance Agreement, the Company's borrowing base certificate as submitted to the Administrative Agent reflected minimum excess availability of $4.0 million as of January 31, 2012. The minimum excess availability is subject to a $1,450,000 reserve and may be adjusted by the Administrative Agent.

The Limited Forbearance Agreement provides that $2,000,000 of the $2,500,000 cash collateral held by the Administrative Agent pursuant to the Contribution Agreement and Cash Collateral Security Agreement dated March 31, 2010, among the Company, Marshall Reynolds and the Administrative Agent (the "Contribution Agreement") shall be applied at the execution of the Limited Forbearance Agreement to the outstanding term loans in inverse order of maturity, which shall satisfy in full (a) any fixed charge violation (as defined in the Contribution Agreement) as of October 31, 2011, and during the forbearance period and (b) any excess cash flow payment due under the Credit Agreement during the forbearance period. If the Company, the Administrative Agent and applicable lenders do not enter into a new agreement or an amendment to the Limited Forbearance Agreement by April 30, 2012, the defaults shall be deemed existing and unsecured and any remaining funds in the cash collateral account shall be immediately available to the Administrative Agent pursuant to the Contribution Agreement. The $2,000,000 in cash collateral released to pay down term debt was issued in the form of a subordinated unsecured promissory note in like amount on December 28, 2011.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first three months of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in risk factors from disclosures previously reported in our annual report on Form 10-K for the fiscal year ended October 31, 2011.

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

CHAMPION INDUSTRIES, INC.

Date: March 12, 2012	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: March 12, 2012	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer