Form 10-K/A
CHAMPION INDUSTRIES INC
filed 2012-05-25
CIK 19149

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
Yes ☐No ☒

As of April 30, 2011 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,500,965 based on the closing price as reported on the National Association of Securities Dealers Automated Quotation System Global Market.

The outstanding common stock of the Registrant at the close of business on January 2, 2012 consisted of 11,299,528 shares of Common Stock, $1.00 par value.

Total number of pages including cover page:  26

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s definitive proxy statement dated February 17, 2012 with respect to its Annual Meeting of Shareholders to be held on March 19, 2012 are incorporated by reference into Part III, Items 10-14. Exhibit Index located in Part IV Item 15.

Explanatory Note

Champion Industries, Inc. (“the Company”) is filing this amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended October 31, 2011 (the “Form 10-K”), as filed with the Securities and Exchange Commission on January 30, 2012, to reflect the following additional disclosure.

•	Revised disclosure under Part I introductory paragraph to Form 10-K.
•
Enhanced disclosure regarding critical accounting policies associated with deferred tax assets within Item 7- Management’s discussion and analysis of financial condition and results of operations ("MD&A")

•	Enhanced discussion and analysis in the MD&A liquidity and capital resources section to address a comprehensive management assessment of the Company’s debt situation.

We are filing this Amendment No.1 based on comments received from the U.S. Securities and Exchange Commission resulting from a review of the Company’s Form 10-K for the fiscal year ended October 31, 2011.

For convenience purposes the Company has included these three sections below and has included the changes or additions within these sections. In addition, within this Amendment No. 1 the Company has included the introductory paragraph and Item 7 MD&A in its entirety.

•	Revised disclosure under Part I introductory paragraph to Form 10-K.

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

•
Enhanced disclosure regarding critical accounting policies associated with deferred tax assets within Item 7- Management’s discussion and analysis of financial condition and results of operations (MD&A)

              The Company has assessed the available positive and negative evidence to determine if it is more likely than not that sufficient future taxable income will be available to utilize the Company’s existing deferred tax assets. The Company believes that it is more likely than not that available evidence exists to support the conclusion that the current valuation allowance is sufficient to absorb any deferred tax assets which will not be utilized. The current valuation allowance is primarily related to certain net operating loss carryforwards associated with Section 382 limitations as well as certain state net operating loss carryforwards. The amount of the deferred tax asset considered to be realizable may be reduced in the event facts or circumstances regarding the Company’s future profitability change or the Company is subject to material changes in its current prospects for operating performance. The Company may also be impacted by a continuing or deepening of the recessionary conditions currently being experienced by the Company and the Company may be unable to identify appropriate actions to improve performance to offset the impact of these conditions.

              The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because the underlying assumptions used for the allowance can change from period to period and could potentially cause a material impact to the Consolidated Financial Statements. Management has discussed the development and selection of this estimate with the audit committee of the board of directors, and the board has, in turn, reviewed the disclosure and its relation to MD&A.

•	Enhanced discussion and analysis in the MD&A liquidity and capital resources section to address a comprehensive management assessment of the Company’s debt situation.

               The Company incurred substantial indebtedness as a result of the acquisition of The Herald-Dispatch in September of 2007. The country entered a recession in December of 2007 and the residual effects of the recession have continued within the newspaper and printing segments of the Company. The debt was structured as a cash flow credit, which typically indicates that the primary repayment source for debt will be income from operations in lieu of a collateral based loan. The Company has continued to service its debt and has made every scheduled payment of principal and interest, including during various periods, default interest. In addition, the Company has paid substantial sums for fees to the secured lenders as well as to various advisors pursuant to applicable credit and credit related agreements. The Company has paid approximately $37.9 million in principal through January 30, 2012. Thus, the Company has demonstrated the ability to generate cash flow and has continued to service its debt commitments under the most difficult conditions in recent history.

               The Company is currently operating under the provisions of a Limited Forbearance Agreement which expires April 30, 2012 resulting from the Company’s inability to remain in compliance with certain financial covenants established in the applicable credit agreement. The Company has continued to operate for extended periods both in default and under forbearance agreements in recent years as it navigates its way through the continued challenges and residual effects of the global economic crisis. The Company believes that there has been a fundamental shift in the way in which financial institutions, in general, evaluate cash flow credits and that the amount of leverage in which the financial institutions are willing to lend has decreased generally over the last several years. In addition, two of the Company’s operating segments, specifically the printing and newspaper segments have declined both internally and on a macro basis both during the recession and post-recession. Therefore, even though the Company has reduced its borrowings in accordance with contractually scheduled amortizations, the secured lenders have expressed a desire to have lower leverage associated with various earnings measures related to funded indebtedness. Therefore, three dynamics have faced the Company: lower earnings, two operating segments that have faced secular hurdles and what the Company believes to be a changed credit culture regarding cash flow type loans.

               The Company is unable to definitively predict the course of action which the Company’s secured lenders will take to address its pending maturities as well as the expiration of the Limited Forbearance Agreement. This is due in part to the fact the Company’s secured lenders are composed of six different lenders who may have different agendas, metrics and requirements and as such there may be in certain cases six different points of view as to the direction of the Company’s credit. The Company is able to affirmatively state that it has: (1) made every scheduled payment of principal and interest; (2) exhibited an ability to operate under difficult credit environments and shown a history of negotiating mutually acceptable resolutions to the Credit Agreement in recent years; (3) shown an ability to maintain positive cash flow from operating activities in recent years; (4) shown an ability to scale down its operating model to adapt to a changing economic landscape; (5) shown an ability to implement its plans and initiatives and to receive guidance from nationally recognized advisors; (6) received $5.0 million in funds from the Company’s CEO, who has deposited an additional $500,000 with the Administrative Agent;  (7) implemented substantial cost savings initiatives, including but not limited to facility consolidations, personnel reductions, employee benefit reductions and numerous other cost savings initiatives. In short, the Company believes it has exhibited numerous positive attributes and resilience in working through these difficult conditions.

               In the event the Company’s secured lenders determine that they will not renew or extend the Company’s Credit Agreement under terms that are mutually acceptable to the Lenders and the Company, then the secured lenders under the provisions of the Credit Agreement would have the right to enforce their liens, which could result in a sale of the Company’s assets, including a liquidation or change in control of the Company. The Company believes that due to the fact  that its operations and prospects are dependent in a large part on the continued efforts of Marshall T. Reynolds, a sale of such assets in whole or in part may not yield a full return of the debt principal to the Secured Lenders due to the cash flow nature of the loan from inception to date. The Company is working in good faith with its investment bankers to identify reasonably acceptable options and alternatives that include transaction alternatives, which would make reasonable sense for all parties.  If the secured lenders ultimately feel that they could maximize their returns by foreclosing on the Company’s assets, which the Company does not believe have adequate collateral coverage, then it would be the prerogative of the secured lenders to do so, in the event the Company is unable to identify an alternative financing source, which may be challenging in the current economic climate. The Company ultimately believes the best course of action is for the Company to continue to negotiate in good faith with the secured lenders and work with its external advisory group to define a path to deleverage the Company in a prudent, deliberate fashion while serving its core customer base and striving to the best of its ability to assure that all obligations are satisfied to both secured and unsecured creditors.

——————————

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 sets forth below the complete text of Part I introductory paragraph and Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as amended. In addition, new Certifications of our Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act are filed as exhibits to this Amendment No 1.

This Amendment No. 1 does not include any additional changes, nor does it update any disclosures to reflect developments since the Form 10-K. In particular, any forward-looking statements included in this Amendment No. 1 represent management's view as of the filing date of the Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K.

This Amendment No. 1 contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such actual results to differ materially from those set forth in these forward-looking statements are included in Part I, Item 1A, “Risk Factors” beginning on page 17 of the Form 10-K.

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

——————————

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

The Company has assessed the available positive and negative evidence to determine if it is more likely than not that sufficient future taxable income will be available to utilize the Company’s existing deferred tax assets. The Company believes that it is more likely than not that available evidence exists to support the conclusion that the current valuation allowance is sufficient to absorb any deferred tax assets which will not be utilized. The current valuation allowance is primarily related to certain net operating loss carryforwards associated with Section 382 limitations as well as certain state net operating loss carryforwards. The amount of the deferred tax asset considered to be realizable may be reduced in the event facts or circumstances regarding the Company’s future profitability change or the Company is subject to material changes in its current prospects for operating performance. The Company may also be impacted by a continuing or deepening of the recessionary conditions currently being experienced by the Company and the Company may be unable to identify appropriate actions to improve performance to offset the impact of these conditions.

               The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because the underlying assumptions used for the allowance can change from period to period and could potentially cause a material impact to the Consolidated Financial Statements. Management has discussed the development and selection of this estimate with the audit committee of the board of directors, and the board has, in turn, reviewed the disclosure and its relation to MD&A.

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

LIQUIDITY AND CAPITAL RESOURCES

                 The Company incurred substantial indebtedness as a result of the acquisition of The Herald-Dispatch in September of 2007. The country entered a recession in December of 2007 and the residual effects of the recession have continued within the newspaper and printing segments of the Company. The debt was structured as a cash flow credit, which typically indicates that the primary repayment source for debt will be income from operations in lieu of a collateral based loan. The Company has continued to service its debt and has made every scheduled payment of principal and interest, including during various periods, default interest. In addition, the Company has paid substantial sums for fees to the secured lenders as well as to various advisors pursuant to applicable credit and credit related agreements. The Company has paid approximately $38.0 million in principal through January 30, 2012. Thus, the Company has demonstrated the ability to generate cash flow and has continued to service its debt commitments under the most difficult conditions in recent history.

                 The Company is currently operating under the provisions of a Limited Forbearance Agreement which expires April 30, 2012 resulting from the Company’s inability to remain in compliance with certain financial covenants established in the applicable credit agreement. The Company has continued to operate for extended periods both in default and under forbearance agreements in recent years as it navigates its way through the continued challenges and residual effects of the global economic crisis. The Company believes that there has been a fundamental shift in the way in which financial institutions, in general, evaluate cash flow credits and that the amount of leverage in which the financial institutions are willing to lend has decreased generally over the last several years. In addition, two of the Company’s operating segments, specifically the printing and newspaper segments have declined both internally and on a macro basis both during the recession and post-recession. Therefore, even though the Company has reduced its borrowings in accordance with contractually scheduled amortizations, the secured lenders have expressed a desire to have lower leverage associated with various earnings measures related to funded indebtedness. Therefore, three dynamics have faced the Company: lower earnings, two operating segments that have faced secular hurdles and what the Company believes to be a changed credit culture regarding cash flow type loans.

                 The Company is unable to definitively predict the course of action which the Company’s secured lenders will take to address its pending maturities as well as the expiration of the Limited Forbearance Agreement. This is due in part to the fact the Company’s secured lenders are composed of six different lenders who may have different agendas, metrics and requirements and as such there may be in certain cases six different points of view as to the direction of the Company’s credit. The Company is able to affirmatively state that it has: (1) made every scheduled payment of principal and interest; (2) exhibited an ability to operate under difficult credit environments and shown a history of negotiating mutually acceptable resolutions to the Credit Agreement in recent years; (3) shown an ability to maintain positive cash flow from operating activities in recent years; (4) shown an ability to scale down its operating model to adapt to a changing economic landscape; (5) shown an ability to implement its plans and initiatives and to receive guidance from nationally recognized advisors; (6) received $5.0 million in funds from the Company’s CEO, who has deposited an additional $500,000 with the Administrative Agent; (7) implemented substantial cost savings initiatives, including but not limited to facility consolidations, personnel reductions, employee benefit reductions and numerous other cost savings initiatives. In short, the Company believes it has exhibited numerous positive attributes and resilience in working through these difficult conditions.

                  In the event the Company’s secured lenders determine that they will not renew or extend the Company’s Credit Agreement under terms that are mutually acceptable to the Lenders and the Company, then the secured lenders under the provisions of the Credit Agreement would have the right to enforce their liens, which could result in a sale of the Company’s assets, including a liquidation or change in control of the Company. The Company believes that due to the fact that its operations and prospects are dependent in a large part on the continued efforts of Marshall T. Reynolds, a sale of such assets in whole or in part may not yield a full return of the debt principal to the Secured Lenders due to the cash flow nature of the loan from inception to date. The Company is working in good faith with its investment bankers to identify reasonably acceptable options and alternatives that include transaction alternatives, which would make reasonable sense for all parties. If the secured lenders ultimately feel that they could maximize their returns by foreclosing on the Company’s assets, which the Company does not believe have adequate collateral coverage, then it would be the prerogative of the secured lenders to do so, in the event the Company is unable to identify an alternative financing source, which may be challenging in the current economic climate. The Company ultimately believes the best course of action is for the Company to continue to negotiate in good faith with the secured lenders and work with its external advisory group to define a path to deleverage the Company in a prudent, deliberate fashion while serving its core customer base and striving to the best of its ability to assure that all obligations are satisfied to both secured and unsecured creditors.

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
• leverage ratio shall not be greater than 6.5:1.00 at April 30, 2010 with 0.5:1.00 step-downs quarterly through April 30, 2011 and 0.25:1.00 quarterly step-downs through April 30, 2012.
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

The following exhibits are filed as part of this Amendment No.1

3.             EXHIBITS

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

Date: May 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.
SIGNATURE AND TITLE	DATE

/s/ Gregory D. Adkins	May 21, 2012
Gregory D. Adkins, Controller

/s/ Louis J. Akers	May 21, 2012
Louis J. Akers, Director

/s/ Philip E. Cline	May 21, 2012
Philip E. Cline, Director

/s/ Todd R. Fry	May 21, 2012
Todd R. Fry, Senior Vice President and Chief Financial Officer

/s/ Harley F. Mooney, Jr.	May 21, 2012
Harley F. Mooney, Jr., Director

/s/ A. Michael Perry	May 21, 2012
A. Michael Perry, Director

/s/ Marshall T. Reynolds	May 21, 2012
Marshall T. Reynolds, Director, Chairman of the Board and Chief Executive Officer

/s/ Neal W. Scaggs	May 21, 2012
Neal W. Scaggs, Director

/s/ Glenn W. Wilcox, Sr.	May 21, 2012
Glenn W. Wilcox, Sr., Director