Form 10-Q
period 2012-06-14
CHAMPION INDUSTRIES INC
filed 2012-06-14
CIK 19149

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✓ No ___.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____No  ✓.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common stock, $1.00 par value per share	11,299,528 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

,
ASSETS	April 30,	October 31,
	2012 (Unaudited)	2011
Current assets:
Cash	$697,118	$-
Accounts receivable, net of allowance of $1,570,000 and $933,000	16,650,507	18,779,592
Inventories	9,095,355	8,897,726
Income tax refund	-	9,293
Other current assets	1,112,343	572,102
Deferred income tax assets	-	864,108
Total current assets	27,555,323	29,122,821

Property and equipment, at cost:
Land	1,864,839	1,881,839
Buildings and improvements	11,844,394	11,876,675
Machinery and equipment	55,441,046	55,148,156
Furniture and fixtures	4,269,814	4,248,530
Vehicles	3,171,353	3,206,318
	76,591,446	76,361,518
Less accumulated depreciation	(58,284,576)	(56,605,876)
	18,306,870	19,755,642

Goodwill	3,457,322	12,968,255
Deferred financing costs	609,988	830,323
Other intangibles, net of accumulated amortization	4,628,923	4,778,052
Trademark and masthead	3,648,972	3,648,972
Deferred tax asset, net of current portion	-	10,894,159
Other assets	77,795	26,058
	12,423,000	33,145,819
Total assets	$58,285,193	$82,024,282

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	April 30,	October 31,
	2012 (Unaudited)	2011
Current liabilities:
Notes payable, line of credit	$10,005,496	$9,725,496
Negative book cash balances	-	1,153,931
Accounts payable	6,400,730	5,331,327
Deferred revenue	900,337	737,748
Accrued payroll and commissions	1,718,038	1,738,582
Taxes accrued and withheld	1,281,030	1,195,899
Accrued expenses	2,010,454	2,149,295
Current portion of long-term debt:
Notes payable	33,943,121	38,629,011
Total current liabilities	56,259,206	60,661,289

Long-term debt, net of current portion:
Notes payable	197,335	430,997
Notes payable - related party	2,000,000	-
Other liabilities	2,850	3,750
Total liabilities	58,459,391	61,096,036
Shareholders’ (deficit) equity:
Common stock, $1 par value, 20,000,000 shares authorized; 11,299,528 shares issued and outstanding	11,299,528	11,299,528
Additional paid-in capital	23,267,024	23,267,024
Retained deficit	(34,740,750)	(13,638,306)
Total shareholders’ (deficit) equity	(174,198)	20,928,246
Total liabilities and shareholders’ (deficit) equity	$58,285,193	$82,024,282

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,

	2012	2011	2012	2011
Revenues:
Printing	$20,853,756	$19,659,905	$40,405,099	$39,218,084
Office products and office furniture	9,126,619	7,960,866	17,317,220	16,300,167
Newspaper	3,408,125	3,392,379	7,267,534	7,336,860
Total revenues	33,388,500	31,013,150	64,989,853	62,855,111

Cost of sales & newspaper operating costs:
Printing	15,378,487	14,559,862	29,742,302	29,680,704
Office products and office furniture	6,388,342	5,492,742	12,130,455	11,592,228
Newspaper cost of sales & operating costs	2,026,018	1,997,135	4,194,052	4,109,163
Total cost of sales & newspaper operating costs	23,792,847	22,049,739	46,066,809	45,382,095
Gross profit	9,595,653	8,963,411	18,923,044	17,473,016

Selling, general and administrative expenses	8,422,357	7,164,326	17,048,909	14,380,988
Asset impairments/restructuring charges	9,510,933	-	9,510,933	220,658
	17,933,290	7,164,326	26,559,842	14,601,646

(Loss) income from operations	(8,337,637)	1,799,085	(7,636,798)	2,871,370
Other income (expenses):
Interest expense - related party	(16,250)	(24,104)	(22,389)	(49,021)
Interest expense	(890,227)	(921,672)	(1,750,544)	(1,865,577)
Other	18,112	28,832	34,383	45,513
	(888,365)	(916,944)	(1,738,550)	(1,869,085)

(Loss) income before income taxes	(9,226,002)	882,141	(9,375,348)	1,002,285
Income tax (expense)	(11,790,454)	(389,429)	(11,727,096)	(436,352)
Net (loss) income	$(21,016,456)	$492,712	$(21,102,444)	$565,933

(Loss) earnings per share
Basic and Diluted	$(1.86)	$0.05	$(1.87)	$0.06

Weighted average shares outstanding:
Basic and Diluted	11,300,000	9,988,000	11,300,000	9,988,000
Dividends per share	$-	$-	$-	$-

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended April 30,

	2012	2011 (Restated)
Cash flows from operating activities:
Net (loss) income	$(21,102,444)	$565,933
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	1,942,608	2,017,602
(Gain) on sale of assets	(1,810)	(13,901)
Deferred income taxes	11,758,267	419,041
Deferred financing costs	220,335	211,060
Bad debt expense	733,540	10,367
Restructuring charges	-	249,509
Goodwill impairment	9,510,933	-
Changes in assets and liabilities:
Accounts receivable	1,395,545	1,165,340
Inventories	(197,629)	455,083
Other current assets	(418,199)	(56,980)
Accounts payable	1,069,402	(1,698,531)
Deferred revenue	162,589	113,753
Accrued payroll	(20,544)	(755,524)
Taxes accrued and withheld	85,131	(59,383)
Income taxes	9,293	36,293
Accrued expenses	(138,841)	(470,027)
Other liabilities	(900)	(900)
Net cash provided by operating activities	5,007,276	2,188,735

Cash flows from investing activities:
Purchases of property and equipment	(474,804)	(614,878)
Proceeds from sales of property	131,908	75,765
Change in other assets	(51,737)	2,583
Net cash used in investing activities	(394,633)	(536,530)

Cash flows from financing activities:
Borrowings on line of credit	3,140,000	25,880,000
Payments on line of credit	(2,860,000)	(26,340,000)
Proceeds from term debt	65,915	350,967
Lender forbearance fee and legal expenses	(122,042)	-
Change in negative book cash balances	(1,153,931)	1,263,063
Principal payments on long-term debt	(2,985,467)	(2,806,235)
Net cash used in financing activities	(3,915,525)	(1,652,205)
Net increase in cash and cash equivalents	697,118	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$697,118	$-

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
April 30, 2012

1. Basis of Presentation, Business Operations and Recent Accounting Pronouncements

The foregoing financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 2011, and related notes thereto contained in Champion Industries, Inc.’s Form 10-K filed January 30, 2012 and Form 10-K/A Amendment No.1 filed May 25, 2012. The accompanying interim financial information is unaudited. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. The balance sheet information as of October 31, 2011 was derived from our audited financial statements.

Reclassifications, Revisions, and Restatement: Certain prior-year amounts have been reclassified to conform to the current year financial statement presentation.

In addition, the Company has restated the Consolidated Statements of Cash Flows for the six months ended April 30, 2011 to reflect $351,000 of vehicles purchases as cash activities that were previously classified as non-cash activities.

Recent Accounting Pronouncement: In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 9). The Company applied this standard in the second quarter of fiscal 2012, and it had no material impact on the Company’s consolidated financial statements.

2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. There was no dilutive effect of stock options for the three and six months ended April 30, 2012 and 2011.

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

Inventories consisted of the following:

	April 30, 2012	October 31, 2011
Printing and newspaper:
Raw materials	$2,982,910	$2,415,701
Work in process	599,687	1,252,170
Finished goods	2,716,607	2,975,769
Office products and office furniture	2,796,151	2,254,086
	$9,095,355	$8,897,726

5. Long-Term Debt

Long-term debt consisted of the following:
	April 30, 2012	October 31, 2011
Installment notes payable to banks	$841,232	$1,175,784
Notes payable to related party	2,000,000	-
Term loan facility with a syndicate of banks, collateralized by substantially all of the assets of the Company	33,299,224	37,884,224
Revolving line of credit loan facility with a syndicate of banks, collateralized by substantially all of the assets of the Company	10,005,496	9,725,496
	46,145,952	48,785,504
Less current portion revolving line of credit	10,005,496	9,725,496
Less long-term notes payable to related party	2,000,000	-
Less current portion long-term debt	33,943,121	38,629,011
Long-term debt, net of current portion and revolving line of credit	$197,335	$430,997

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

On May 2, 2012 the Company received a Notice of Default and Reservation of Rights letter from the Administrative Agent for its secured lenders which was reported pursuant to Item 2.04 of Form 8-K filed May 4, 2012. This Notice of Default resulted from the expiration of the Limited Forbearance Agreement on April 30, 2012. The Limited Forbearance Agreement was the result of a previous Notice of Default as more fully described herein. The Company references to minimum excess availability and other credit availability related to the Limited Forbearance Agreement are not applicable after April 30, 2012 due to the expiration of the Limited Forbearance Agreement. The Company has been notified that any extension of additional credit would be made by the Lenders in their sole discretion without any intention to waive any Event of Default. The Lenders have continued to provide the Company with access to the applicable revolving credit facilities during this default period.

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

The Limited Forbearance Agreement provides that during the forbearance period, so long as the Company meets the conditions of the Limited Forbearance Agreement, it may continue to request credit under the revolving credit line. The Company was in compliance with the applicable provisions of the Limited Forbearance Agreement at April 30, 2012.

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

The Limited Forbearance Agreement provides that the credit commitment under the Credit Agreement is $15,000,000 and provides for a $1,450,000 reserve against the Credit Agreement borrowing base. The Company had borrowed under its $15.0 million line of credit approximately $10.0 million at April 30, 2012, which encompassed working capital requirements, refinancing of existing indebtedness prior to The Herald-Dispatch acquisition and to partially fund the purchase of The Herald-Dispatch. Pursuant to the terms of the Limited Forbearance Agreement, the Company's borrowing base certificate as submitted to the Administrative Agent and adjusted in this filing for such provisions in the Limited Forbearance Agreement reflected minimum excess availability of $4.2 million as of April 30, 2012. The minimum excess availability is subject to a $1,450,000 reserve and may be adjusted by the Administrative Agent and as a result of the expiration of the Limited Forbearance Agreement on April 30, 2012 any future borrowings would be subject to the discretion of the Administrative Agent.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Limited Forbearance Agreement provides that $2,000,000 of the $2,500,000 cash collateral held by the Administrative Agent pursuant to the Contribution Agreement and Cash Collateral Security Agreement dated March 31, 2010, among the Company, Marshall Reynolds and the Administrative Agent (the "Contribution Agreement") shall be applied at the execution of the Limited Forbearance Agreement to the outstanding term loans in inverse order of maturity, which shall satisfy in full (a) any fixed charge violation (as defined in the Contribution Agreement) as of October 31, 2011, and during the forbearance period and (b) any excess cash flow payment due under the Credit Agreement during the forbearance period. If the Company, the Administrative Agent and applicable lenders do not enter into a new agreement or an amendment to the Limited Forbearance Agreement by April 30, 2012, the defaults shall be deemed existing and unsecured and any remaining funds in the cash collateral account shall be immediately available to the Administrative Agent pursuant to the Contribution Agreement. The $2,000,000 in cash collateral released to pay down term debt was issued in the form of a subordinated unsecured promissory note in like amount on December 28, 2011. The Company has received no notification from the Administrative Agent regarding the use of cash collateral as a result of the Company's inability to remain in compliance with certain financial covenants.

Upon the expiration of the Limited Forbearance Agreement, a total of $43.3 million of long-term debt and outstanding revolving line of credit borrowings outstanding at April 30, 2012 are subject to accelerated maturity and, as such, the creditors may, at their option, give notice to the Company that amounts owed are immediately due and payable. As a result, the full amount of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at April 30, 2012, representing $28.4 million of term debt as well as approximately $10.0 million in revolving credit borrowings based on contractual maturities. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest, including additional payments for excess cash flow recapture payments and extra payments provided for within the Limited Forbearance Agreement and Credit Agreement. The Company is required to maintain a minimum of $750,000 of compensating balances with the Administrative Agent under the terms of its Credit Agreement.

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

The Company had no non-cash activities for the three and six months ended April 30, 2012 and 2011. The Company had previously reported certain purchases for the three and six months ended April 30, 2011 of $215,000 and $351,000, and three months ended January 31, 2012 of $37,000, respectively as non-cash activities. The cash flow statement has been restated for the six months ended April 30, 2011 to reflect these transactions as cash activities and the cash flow statement for the six months ended April 30, 2012 reflects the $37,000 previously reported as non-cash activities as cash activities.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

6. Income taxes

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence was the cumulative loss incurred over the three-year period ended October 31, 2011 and over a six-year period ended October 31, 2011. However, when these losses are adjusted for certain aberrations, rather than continuing conditions, the Company is able to represent that cumulative losses are not present in either the three year look back period or the six year look back period.
The Company’s effective tax rate for the three and six months ended April 30, 2012 was a negative (127.8)% and (125.1)% compared to an effective tax rate of 44.1% and 43.5% for the three and six months ended April 30, 2011. The primary difference in tax rates between 2012 and 2011 and for 2012 between the effective tax rate and the statutory tax rate is a result of the valuation allowance taken against our deferred tax assets in the second quarter of 2012 in the amount of $15.2 million. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company has determined, primarily as a result of its inability to enter into an amended credit facility upon the expiration of the Limited Forbearance Agreement on April 30, 2012, as well as the potential for a substantial increase in interest rates and fees coupled with the uncertainty regarding future interest rate increases that the secured lenders may impose on the Company that a full valuation allowance of the Company's deferred tax assets, net of deferred tax liabilities, is necessary to measure the portion of the deferred tax asset that more likely than not will not be realized. This resulted in an increase in the valuation allowance from $0.6 million at October 31, 2011 to $15.8 million at April 30, 2012. The Company currently intends to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence related to our sources of future taxable income exists and the Company is better able to identify a longer term solution to our current credit situation with our secured lenders. Therefore, the amount of deferred tax asset considered realizable could be adjusted in future periods based on a multitude of factors, including but not limited to a refinancing of the Company’s existing credit agreement with its secured lenders, and such adjustments may be material to the Consolidated Financial Statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

7. Commitments and Contingencies

The nature of The Company’s business results in a certain amount of claims, litigation, investigations, and other legal and administrative cases and proceedings, all of which are considered incidental to the normal conduct of business. When the Company determines it has meritorious defenses to the claims asserted, it vigorously defends itself. The Company will consider settlement of cases when, in Management’s judgment, it is in the best interests of both the Company and its shareholders to do so.

The Company periodically assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. The Company would accrue a loss on legal contingencies in the event the loss is deemed probable and reasonably estimable. The accrual is adjusted as appropriate to reflect any relevant developments regarding the legal contingency. In the event of a legal contingency where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

In certain cases, exposure to loss may exist in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate of reasonably possible losses, in excess of amounts accrued, for current legal proceedings not covered by insurance is not greater than $0.5 million at April 30, 2012 and may be substantially lower than this amount. Any estimate involves significant judgment, given the varying stages of the proceedings (including cases in preliminary stages), as well as numerous unresolved issues that may impact the outcome of a proceeding. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate. The current loss estimate excludes legal and professional fees associated with defending such proceedings. These fees are expensed as incurred and may be material to the Company's Consolidated Financial Statements in a particular period.

While the final outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel, and available insurance coverage, Management believes that there is no accrual for legal contingencies required at this time. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be greater than the current range of estimates discussed above and may be material to the Company’s Consolidated Financial Statements in a particular period.

As of April 30, 2012 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2012	2013	2014	2015	2016	Residual	Total

Non-cancelable operating leases	$762,882	$1,337,244	$563,507	$125,578	$119,820	$59,910	$2,968,941

Revolving line of credit	10,005,496	-	-	-	-	-	10,005,496

Notes payable - related party	-	-	2,000,000	-	-	-	2,000,000

Term debt	33,669,599	391,126	79,731	-	-	-	34,140,456

	$44,437,977	$1,728,370	$2,643,238	$125,578	$119,820	$59,910	$49,114,893

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

Our Financial Reporting systems present various data, which is used to operate and measure our operating performance. Our chief operating decision maker utilizes various measures of a segment’s profit or loss including historical internal reporting measures and reporting measures based on product lines with operating (loss) income as the key profitability measure within the segment. Product line reporting is the basis for the organization of our segments and is the most consistent measure used by the chief operating decision maker and conforms with the use of segment operating income or (loss) that is the most consistent with those used in measuring like amounts in the Consolidated Financial Statements.

The identifiable assets are reflective of non-GAAP assets reported on the Company's internal balance sheets and are typically adjusted for negative book cash balances, taxes, deferred financing costs and other items excluded for segment reporting. The total assets reported on the Company's balance sheet as of April 30, 2012 and 2011 are $58,285,193 and $88,745,286 (restated). The identifiable assets reported above represent $57,675,205 and $78,374,868 at April 30, 2012 and 2011.

The table below presents information about reported segments for the three and six months ended April 30:

2012 Quarter 2	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$22,063,503	$10,502,075	$3,408,125	$35,973,703
Elimination of intersegment revenue	(1,209,747)	(1,375,456)	-	(2,585,203)
Consolidated revenues	$20,853,756	$9,126,619	$3,408,125	$33,388,500

Operating (loss) income	16,424	778,268	(9,132,329)	(8,337,637)
Depreciation & amortization	658,399	20,814	287,524	966,737
Capital expenditures	145,063	15,783	38,361	199,207
Identifiable assets	37,321,832	7,449,647	12,903,726	57,675,205
Goodwill	2,226,837	1,230,485	-	3,457,322

2011 Quarter 2	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$20,854,240	$9,571,166	$3,392,379	$33,817,785
Elimination of intersegment revenue	(1,194,335)	(1,610,300)	-	(2,804,635)
Consolidated revenues	$19,659,905	$7,960,866	$3,392,379	$31,013,150

Operating income	937,625	473,211	388,249	1,799,085
Depreciation & amortization	689,480	33,852	283,940	1,007,272
Capital expenditures	278,018	37,900	12,218	328,136
Identifiable assets	39,466,377	6,921,039	31,987,452	78,374,868
Goodwill	2,226,837	1,230,485	11,874,961	15,332,283

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

2012 Year to Date	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$42,802,887	$20,294,023	$7,267,534	$70,364,444
Elimination of intersegment revenue	(2,397,788)	(2,976,803)	-	(5,374,591)
Consolidated revenues	$40,405,099	$17,317,220	$7,267,534	$64,989,853

Operating (loss) income	(524,555)	1,330,834	(8,443,077)	(7,636,798)
Depreciation & amortization	1,314,197	54,665	573,746	1,942,608
Capital expenditures	389,979	33,831	50,994	474,804
Identifiable assets	37,321,832	7,449,647	12,903,726	57,675,205
Goodwill	2,226,837	1,230,485	-	3,457,322

2011 Year to Date	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$41,936,821	$19,564,168	$7,336,860	$68,837,849
Elimination of intersegment revenue	(2,718,737)	(3,264,001)	-	(5,982,738)
Consolidated revenues	$39,218,084	$16,300,167	$7,336,860	$62,855,111

Operating income	827,973	818,939	1,224,458	2,871,370
Depreciation & amortization	1,381,809	67,724	568,069	2,017,602
Capital expenditures	530,230	55,457	29,191	614,878
Identifiable assets	39,466,377	6,921,039	31,987,452	78,374,868
Goodwill	2,226,837	1,230,485	11,874,961	15,332,283

A reconciliation of total segment revenues and of total segment operating (loss) income to consolidated (loss) income before income taxes, for the three and six months ended April 30, 2012 and 2011, is as follows:

	Three months		Six months
	2012	2011	2012	2011
Revenues:
Total segment revenues	$35,973,703	$33,817,785	$70,364,444	$68,837,849
Elimination of intersegment revenue	(2,585,203)	(2,804,635)	(5,374,591)	(5,982,738)
Consolidated revenue	$33,388,500	$31,013,150	$64,989,853	$62,855,111

Operating (loss) income:
Total segment operating (loss) income	$(8,337,637)	$1,799,085	$(7,636,798)	$2,871,370
Interest expense - related party	(16,250)	(24,104)	(22,389)	(49,021)
Interest expense	(890,227)	(921,672)	(1,750,544)	(1,865,577)
Other income	18,112	28,832	34,383	45,513
Consolidated (loss) income before income taxes	$(9,226,002)	$882,141	$(9,375,348)	$1,002,285

Identifiable assets:
Total segment identifiable assets	$57,675,205	$78,374,868	$57,675,205	$78,374,868
Assets not allocated to a segment	609,988	10,370,418	609,988	10,370,418
Total consolidated assets	$58,285,193	$88,745,286	$58,285,193	$88,745,286

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

The term debt not related to the Credit Agreement had a carrying value of approximately $0.8 million and the Company believes carrying value approximates fair value for this debt based on recent market conditions, collateral support, recent borrowings and other factors.

Cash consists principally of cash on deposit with banks. The Company's cash deposits in excess of federally insured amounts are primarily maintained at a large well-known financial institution.

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

The following information summarizes the costs incurred with respect to restructuring, integration and asset impairment charges during the three and six months ended April 30, 2012 and 2011, as well as the cumulative total of such costs representing fiscal 2010 and fiscal 2011, there were no costs incurred in the first two quarters of 2012, and such costs are included as a component of the printing segment:

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Six Months Ended April 30, 2012	Six Months Ended April 30, 2011	Cumulative Total
Occupancy and equipment related costs	$-	$-	$-	$123,553	$1,618,965
Costs incurred to streamline production, personnel and other	-	-	-	97,105	564,726
Inventory	-	-	-	28,851	200,380
Total	$-	$-	$-	$249,509	$2,384,071

The activity pertaining to the Company’s accruals related to restructuring and other charges since October 31, 2011, including additions and payments made are summarized below:

	Occupancy and equipment related costs	Costs incurred to streamline production, personnel and other	Total

Balance at October 31, 2011	$865,849	$55,575	$921,424
2012 expenses	-	-	-
Paid in 2012	(165,690)	(838)	(166,528)

Balance at April 30, 2012	$700,159	$54,737	$754,896

Effective June 1, 2012 as a result of initiatives implemented by the Company to improve operating efficiency and pursuant to the Company's restructuring plan submitted to the secured lenders in the second quarter of 2012, the Company's commercial printing production operation in Cincinnati, Ohio, was consolidated into existing Company facilities in other locations. The Company intends to continue to service its customer base through a dedicated sales and customer service team within this market. As a result of this action, the Company recorded a reduction in force of 18 employees. The Company expects to incur costs associated with work force reductions, lease termination costs and other related costs in future periods including the third quarter of 2012. The Company recorded severance costs of approximately $27,000 in the third quarter of 2012 and the remaining restructuring related charges are currently not estimable by the Company.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

11. Acquired Intangible Assets and Goodwill
	April 30, 2012		October 31, 2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Non-compete agreement	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Customer relationships	2,451,073	965,886	2,451,073	904,837
Advertising and subscriber base	4,989,768	1,878,490	4,989,768	1,804,660
Other	564,946	532,488	564,946	518,238
	9,005,787	4,376,864	9,005,787	4,227,735

Unamortizable intangible assets:
Goodwill	3,964,600	507,278	13,475,533	507,278
Trademark and masthead	3,648,972	-	3,648,972	-
	7,613,572	507,278	17,124,505	507,278

Total goodwill and other intangibles	$16,619,359	$4,884,142	$26,130,292	$4,735,013

During the second quarter of 2012 as part of a restructuring plan submitted to the Company’s secured lenders, the Company authorized its investment bankers to initiate an open market transaction process to determine potential alternative transactions in relation to certain asset sales and the sale of a business segment. As a result of this process, it was determined that an impairment test between annual impairment tests was warranted as a result of this transaction analysis. This resulted in the Company’s assessment that the carrying value of the newspaper segment exceeded the fair value of the newspaper segment. The basis of the fair value was a mid-point of value attained as a result of the open market process assessment based on a non- binding letter of intent attained in this process. This resulted in an impairment charge in the second quarter of 2012 of the remaining goodwill of the newspaper segment of approximately $9.5 million on a pre-tax, non-cash basis. As a result of the interim impairment indicators the Company also assessed the recoverability of property, plant and equipment and amortizing intangibles under the provisions of ASC 360 and determined that there were no charges required as a result of this assessment. The Company also assessed the non-amortizing intangibles of trademark and masthead with assistance from a third party valuation specialist using an income approach based on the relief from royalty valuation methodology. There was no impairment of this asset at April 30, 2012 as a result of the assessment.

Goodwill and other intangible assets are measured on a non-recurring basis using Level 3 inputs. Goodwill and non-amortizing intangible assets are also subject to an annual impairment test.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Amortization expense for the three and six months ended April 30, 2012 was  $74,565 and 149,129, and for the three and six months ended April 30, 2011 was $110,279 and $220,557, respectively. A non-compete agreement is being amortized over a period of seven years and the customer relationships are being amortized over a period of 20 years. These items are both related to the acquisition of Syscan in 2004. The advertising and subscribers bases related to the acquisition of The Herald-Dispatch are being amortized over 25 and 20 years respectively. The trademark and masthead associated with the acquisition of The Herald-Dispatch are non-amortizing assets. The weighted average remaining life of the Company's amortizable intangible assets was approximately 17 years at April 30, 2012. Estimated amortization expense for each of the following fiscal years at April 30, 2012:

Ending October 31,
2012	$143,630
2013	287,261
2014	275,970
2015	269,761
2016	269,761
Thereafter	3,382,540
$4,628,923

The changes in the carrying amount of goodwill, trademark and masthead and other amortizing intangibles for the six months ended April 30, 2012 are as follows:

Goodwill:
	Printing	Office Products and Furniture	Newspaper	Total

Balance as of October 31, 2011
Goodwill	$2,226,837	$1,230,485	$35,437,456	$38,894,778
Accumulated impairment losses	-	-	(25,926,523)	(25,926,523)
	2,226,837	1,230,485	9,510,933	12,968,255
Goodwill acquired six months ended April 30, 2012	-	-	-	-
Impairment losses six months ended April 30, 2012	-	-	(9,510,933)	(9,510,933)
Balance at April 30, 2012
Goodwill	2,226,837	1,230,485	35,437,456	38,894,778
Accumulated impairment losses	-	-	(35,437,456)	(35,437,456)
	$2,226,837	$1,230,485	$-	$3,457,322

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Trademark and Masthead:

	Printing	Office Products and Furniture	Newspaper	Total

Balance as of October 31, 2011
Trademark and masthead	$-	$-	$18,515,316	$18,515,316
Accumulated impairment losses	-	-	(14,866,344)	(14,866,344)
	-	-	3,648,972	3,648,972
Trademark and masthead acquired six months ended April 30, 2012	-	-	-	-
Impairment losses six months ended April 30, 2012	-	-	-	-
Balance at April 30, 2012
Trademark and masthead	-	-	18,515,316	18,515,316
Accumulated impairment losses	-	-	(14,866,344)	(14,866,344)
	$-	$-	$3,648,972	$3,648,972

Amortizing Intangible Assets (net of amortization expense):

	Printing	Office Products and Furniture	Newspaper	Total

Balance as of October 31, 2011
Amortizing intangible assets (net of amortization expense)	$564,698	$1,028,246	$12,236,592	$13,829,536
Accumulated impairment losses	-	-	(9,051,484)	(9,051,484)
	564,698	1,028,246	3,185,108	4,778,052
Amortizing intangible assets acquired six months ended April 30, 2012	-	-	-	-
Impairment losses six months ended April 30, 2012	-	-	-	-
Amortization expense six months ended April 30, 2012	54,847	20,451	73,831	149,129
Balance at April 30, 2012
Amortizing intangible assets (net of amortization expense)	509,851	1,007,795	12,162,761	13,680,407
Accumulated impairment losses	-	-	(9,051,484)	(9,051,484)
	$509,851	$1,007,795	$3,111,277	$4,628,923

A summary of impairment charges is included in the table below:

	Six months end April 30,
	2012	2011

Goodwill	$9,510,933	$-
Other intangibles	-	-
Trademark & masthead	-	-
	$9,510,933	$-

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

12. Subsequent Events

In regards to transaction alternatives being reviewed by the Company pursuant to a restructuring plan submitted to the Company's secured lenders, the Company had reviewed the potential sale of both the newspaper segment and of certain operating divisions encompassed within other segments. The Company has identified one division, which at the balance sheet date of April 30, 2012 appeared to have characteristics which would indicate a reasonable possibility of the division being sold within one year. The Company ultimately determined that substantial uncertainty existed at the balance sheet date which, did not rise to a level to make the sale probable. The primary drivers of this decision were as follows: (1)any transaction required Lender approval (2) only limited due diligence had been performed at April 30, 2012 and substantial due diligence was still pending after the balance sheet date (3) a partial exclusivity agreement and letter of interest had not been signed until after the balance sheet date (4) the Buyer had no contractual obligation to continue its due diligence efforts and could unilaterally exit from pursuing the transaction (5) there were no financial penalties for the Buyer not pursuing the transaction (6) and various other factors.

The Company believes that after the balance sheet of April 30, 2012 additional facts and circumstances regarding this transaction have increased the likelihood of this division being sold and as such the Company has provided the appropriate disclosure. The factors that have increased the likelihood of a sale are primarily focused on due diligence being substantially complete and the Company actively working on the negotiation of an asset purchase agreement with a potential buyer. The transaction would still require approval of the secured lenders.

As a result of the provisions of the Limited Forbearance Agreement the Company had agreed to pursue the sale of certain assets and assess if the market assessments of such assets would yield the appropriate financial return for the Company to pursue such transactions. As a result of this process the Company has identified one division which it is actively working to sell and which is classified as a component of the printing segment. The Company actively began negotiating an asset purchase agreement after quarter end and if the Company is able to successfully negotiate an asset purchase agreement and attain lender approval, it would expect this transaction to close in the third quarter of 2012. The following is a summary of the assets which are currently being classified as held and used but which subsequent to quarter end have been determined to have a higher degree of probability of meeting the classification of held for sale:

April 30, 2012
Assets held for sale (excludes certain divisional assets):
Accounts receivable, net	$2,318,271
Inventory	1,049,114
Prepaid expenses and other current assets	54,795
Total current assets held for sale	$3,422,180
Long-term assets held for sale:
Property, plant and equipment, net	$59,266
Intangible assets	3,752
Total long-term assets held for sale	$63,018
Liabilities held for sale	$1,721,615
Retained earnings	$2,653,477

	Three months ended		Six months ended
	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011
Sales	$4,139,848	$4,522,659	$7,911,661	$9,222,204
Income before income taxes	129,932	261,980	227,102	442,666
Net income	77,282	156,950	134,402	264,546
Earnings per share	0.01	0.02	0.01	0.03

The Company has assessed if there is an impairment charge that may be warranted for these assets which were deemed to be held and used at April 30, 2012 and subsequent to April 30, 2012 may have a higher probability of meeting the held for sale classification. The Company believes based on the targeted purchase price and adjusted for selling costs the Company anticipates recording a gain on the applicable asset sale. The Company does not currently anticipate that other costs incurred in connection with the sale activity being contemplated will result in any material costs to be incurred with the activity and that the purchase price adjusted for selling costs and other costs would be in excess of carrying value. The Company continues to assess the costs of this activity and is unable to currently estimate the total costs due to various uncertainties still pending within the provisions of the asset purchase agreement being negotiated.

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

	Percentage of Total Revenues
	Three Months Ended April 30,		Six Months Ended April 30,

	2012	2011	2012	2011
Revenues:
Printing	62.5%	63.4%	62.2%	62.4%
Office products and office furniture	27.3	25.7	26.6	25.9
Newspaper	10.2	10.9	11.2	11.7
Total revenues	100.0	100.0	100.0	100.0

Cost of sales and newspaper operating costs:
Printing	46.1	46.9	45.8	47.2
Office products and office furniture	19.1	17.7	18.7	18.4
Newspaper cost of sales and operating costs	6.1	6.4	6.5	6.5
Total cost of sales and newspaper operating costs	71.3	71.0	71.0	72.1
Gross profit	28.7	29.0	29.0	27.9
S Selling, general and administrative expenses	25.2	23.1	26.2	22.9
Restructuring charge/impairment	28.5	0.0	14.6	0.4
(Loss) income from operations	(25.0)	5.9	(11.8)	4.6
Interest expense - related party	0.0	(0.1)	0.0	(0.1)
Interest expense	(2.7)	(3.0)	(2.7)	(3.0)
Other income	0.1	0.1	0.1	0.1

(Loss) income before taxes	(27.6)	2.9	(14.4)	1.6
Income tax (expense)	(35.3)	(1.3)	(18.1)	(0.7)
Net (loss) income	(62.9)%	1.6%	(32.5)%	0.9%

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended April 30, 2012 Compared to Three Months Ended April 30, 2011

Revenues

Total revenues increased 7.7% in the second quarter of 2012 compared to the same period in 2011, to $33.4 million from $31.0 million. Printing revenue increased 6.1% in the second quarter of 2012, to $20.9 million from $19.7 million in the second quarter of 2011. Office products and office furniture revenue increased 14.6% in the second quarter of 2012 to $9.1 million from $8.0 million in the second quarter of 2011.  The increase in printing sales was primarily reflective of increases within multiple print operating divisions. Office products and office furniture sales were stronger in the second quarter of 2012 when compared to the second quarter of 2011 due to higher office furniture sales. The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $3.4 million, consisting of advertising revenue of approximately $2.6 million and $0.8 million in circulation revenues for the three months ended April 30, 2012. The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $3.4 million, consisting of advertising revenue of approximately $2.6 million and $0.8 million in circulation revenues for the three months ended April 30, 2011. The increase in newspaper revenue is primarily associated with increases in both advertising and circulation revenues.

Cost of Sales

Total cost of sales increased 7.9% in the second quarter of 2012, to $23.8 million from $22.0 million in the second quarter of 2011. Printing cost of sales in the second quarter of 2012, increased $0.8 million over the prior year and decreased as a percentage of printing sales from 74.1% in 2011 to 73.7% in 2012. The printing gross margin dollar increase is attributed primarily to higher sales coupled with improved gross margins. Office products and office furniture cost of sales increased in 2012 from 2011 levels due to higher sales and higher cost of goods sold as a percentage of office products and office furniture sales of  69.0% in 2011 to 70.0% in 2012, thus representing gross margin percent compression in the office products and office furniture segment.  Newspaper cost of sales and operating costs as a percent of newspaper sales were 59.4% and 58.9% for the three months ended April 30, 2012 and 2011.

Operating Expenses

In the second quarter of 2012, selling, general and administrative (S,G&A) expenses increased on a gross dollar basis to $8.4 million from $7.2 million in 2011, an increase of $1.3 million or 17.6%. As a percentage of total sales, the selling, general and administrative expenses increased on a quarter to quarter basis in 2012 to 25.2% from 23.1% in 2011. The increase in SG&A in total and as a percent of sales was primarily reflective of increased professional fees resulting in part from provisions related to the Limited Forbearance Agreement. The increase in professional fees was approximately $0.6 million. In addition, the Company recorded an increase in bad debt expense of approximately $0.6 million primarily to reflect an increase in the allowance for doubtful accounts primarily associated with specific accounts within one operating division of the printing segment.

During the second quarter of 2012 as part of a restructuring plan submitted to the Company’s secured lenders the Company authorized its investment bankers to initiate an open market transaction process to determine potential alternative transactions in relation to certain asset sales and the sale of a business segment. As a result of this process, it was determined that an impairment test between annual impairment tests was warranted as a result of this transaction analysis. This resulted in the Company’s assessment that the carrying value of the newspaper segment exceeded the fair value of the newspaper segment. The basis of the fair value was a mid-point of value attained as a result of the open market process assessment based on a non- binding letter of intent attained in this process. This resulted in an impairment charge in the second quarter of 2012 of the remaining goodwill of the newspaper segment of approximately $9.5 million on a pre-tax, non-cash basis. As a result of the interim impairment indicators the Company also assessed the recoverability of property, plant and equipment and amortizing intangibles under the provisions of ASC 360 and determined that there were no charges required as a result of this assessment. The Company also assessed the non-amortizing intangibles of trademark and masthead and with assistance from a third party valuation specialist the Company concluded that through the utilization of an income approach based on the relief from royalty valuation methodology there was no impairment of this asset at April 30, 2012.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Segment Operating (Loss)Income

The printing segment reported operating income in the second quarter of 2012 of $16,000 compared to operating income of $0.9 million in the second quarter of 2011. The reduction in operating income was primarily attributable to higher SG&A expenses which were primarily reflective of increased professional fees resulting in part from provisions related to the Limited Forbearance Agreement. The increase in professional fees approximated $0.6 million. The printing segment also experienced higher bad debt expense of $0.6 million. The increase in bad debt expense was associated primarily with specific accounts within one operating division. These increases in expenses were partially offset by improved gross margins due in part to higher sales and improved gross margin percent.

The office products and office furniture segment reported operating profits of $0.8 million in the second quarter of 2012 compared to $0.5 million in the second quarter of 2011. This represented an increase in profitability of approximately $0.3 million. This increase is primarily the result of higher office furniture sales in the second quarter of 2012, when compared to the comparable period of the prior year.

The newspaper segment reported a reduction in operating income from $0.4 million, in the second quarter of 2011, to a (loss) of $(9.1) million, in the second quarter of 2012. The reduction in operating income was primarily reflective of a pre-tax impairment charge associated with goodwill aggregating $9.5 million.

(Loss) income from Operations and Other Income and Expenses

Income from operations decreased in the second quarter of 2012, to a (loss) of $(8.3) million from $1.8 million in the second quarter of 2011. This decrease is primarily the result of a goodwill impairment charge, professional fees associated with the Limited Forbearance Agreement and higher bad debt expense.

Income Taxes

The Company’s effective tax rate for the three months ended April 30, 2012 and 2011 was a negative (127.8)% and 44.1%. The primary difference in tax rates between 2012 and 2011 and for 2012 between the effective tax rate and the statutory tax rate is a result of the valuation allowance taken against our deferred tax assets in the second quarter of 2012 of in the amount of $15.2 million. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductibles. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company has determined, primarily as a result of its inability to enter into an amended credit facility upon the expiration of the Limited Forbearance Agreement on April 30, 2012, as well as the potential for a subsequent increase in interest rates coupled with the uncertainty regarding future rate increases that the secured lenders may impose on the Company that a full valuation allowance is necessary to measure the portion of the deferred tax asset that more likely than not will not be realized. The Company currently intends to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence related to our sources of future taxable income exists and the Company is better able to identify a longer term solution to our current credit situation with our secured lenders. Therefore, the amount of deferred tax asset considered realizable; however, could be adjusted in future periods based on a multitude of factors including but not limited to a refinancing of the Company’s existing credit agreement with our secured lenders.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)
Net (loss) income

Net (loss) for the second quarter of 2012 was $(21.0) million compared to net income of $493,000 in the second quarter of 2011. Basic and diluted (loss) earnings per share for the three months ended April 30, 2012 and 2011 were $(1.86) and $0.05.

Six Months Ended April 30, 2012 Compared to Six Months Ended April 30, 2011

Revenues

Total revenues increased 3.4% in the first six months of 2012 compared to the same period in 2011, to $65.0 million from $62.9 million. Printing revenue increased 3% in the six month period ended April 30, 2012 to $40.4 million from $39.2 million in the same period in 2011. Office products and office furniture revenue increased 6.2% in the six month period ended April 30, 2012, to $17.3 million from $16.3 million in the same period in 2011. The increase in printing sales was primarily associated with sales growth in the second quarter of 2012 compared with the prior year across several of our print operating divisions. The increase in office products and office furniture sales was primarily due to higher office furniture sales. The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $7.3 million consisting of advertising revenues of approximately $5.6 million and $1.6 million in circulation revenues for the six months ended April 30, 2012. The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $7.3 million consisting of advertising revenues of approximately $5.7 million and $1.7 million in circulation revenues for the six months ended April 30, 2011. The decrease in newspaper revenue is primarily associated with a decrease in advertising revenues which we believe is reflective of macro industry dynamics coupled with the residual effect of the global economic crisis.

Cost of Sales

Total cost of sales increased 1.5% in the six months ended April 30, 2012, to $46.1 million from $45.4 million in the six months ended April 30, 2011. Printing cost of sales increased 0.2% in the six months ended April 30, 2012, to $29.7 million from $29.7 million in the six months ended April 30, 2011. The increase in printing cost of sales was primarily due to the increase in printing sales partially offset by improved gross margin percent. Office products and office furniture cost of sales increased 4.6% in the six months ended April 30, 2012, to $12.1 million from $11.6 million for the six months ended April 30, 2011 primarily as a result of higher office furniture sales partially offset by improved gross profit percent. Newspaper cost of sales and operating costs as a percent of newspaper sales were 57.7% and 56.0% for the six months ended April 30, 2012 and 2011. This increase was primarily associated with increases in the newsprint and ink category.

Operating Expenses

During the six months ended April 30, 2012, compared to the same period in 2011, selling, general and administrative expenses increased as a percentage and total dollars of sales to 26.2% from 22.9%. Total selling, general and administrative expenses (S,G & A) increased $2.7 million. The increase in SG&A in total and as a percent of sales was primarily reflective of increased professional fees resulting in part from provisions related to the Limited Forbearance Agreement. The increase in professional fees was approximately $1.1 million. In addition, the Company recorded an increase in bad debt expense when compared to the comparable period of 2011 of approximately $0.7 million primarily to reflect an increase in the allowance for doubtful accounts primarily associated with specific accounts within one operating division of the printing segment.

During the second quarter of 2012 as part of a restructuring plan submitted to the Company’s secured lenders the Company authorized its investment bankers to initiate an open market transaction process to determine potential alternative transactions in relation to certain asset sales and the sale of a business segment. As a result of this process, it was determined that an impairment test between annual impairment tests was warranted as a result of this transaction analysis. This resulted in the Company’s assessment that the carrying value of the newspaper segment exceeded the fair value of the newspaper segment. The basis of the fair value was a mid-point of value attained as a result of the open market process assessment based on a non- binding letter of intent attained in this process. This resulted in an impairment charge in the second quarter of 2012 of the remaining goodwill of the newspaper segment of approximately $9.5 million on a pre-tax, non-cash basis. As a result of the interim impairment indicators the Company also assessed the recoverability of property plant and equipment and amortizing intangibles under the provisions of ASC 360 and determined that there were no charges required as a result of this assessment. The Company also assessed the non-amortizing intangibles of trademark and masthead and with assistance from a third party valuation specialist the Company concluded that through the utilization of an income approach based on the capitalized royalty income method there was no impairment of this asset at April 30, 2012.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Segment Operating (Loss) Income

The printing segment reported an operating (loss) for the first six months of 2012 of $(0.5) from operating income of $0.8 million in the first six months of 2011. The operating loss was primarily attributable to higher SG&A expenses which were primarily reflective of increased professional fees resulting in part from provisions related to the Limited Forbearance Agreement. The increase in professional fees approximated $1.1 million. The printing segment also experienced higher SG&A related to bad debt expense. The increase in bad debt expense was associated primarily with specific accounts within one operating division. These increases in expenses were partially offset by improved gross margins due to higher printing sales and improved gross margin percent.

The office products and office furniture segment reported operating profits in the first six months of 2012 of $1.3 million compared to $0.8 million in the first six months of 2011. This represented an increase in profitability of approximately $0.5 million. This increase is primarily the result of higher office furniture sales and improved gross profit percent yielding an overall increase in gross profit dollars. The improved gross profit percent was primarily reflective of improved gross margins for office furniture sales.

The newspaper segment reported operating income of $1.2 million, in the first six months of 2011, and an operating loss of ($8.4) million, in the first six months of 2012. The reduction in operating income was primarily reflective of a pre-tax impairment charge associated with goodwill and other intangible assets aggregating $9.5 million.

(Loss) Income from Operations and Other Income and Expenses

(Loss) from operations in the six month period ended April 30, 2012, was $(7.6) million compared to income from operations of $2.9 million in the same period of 2011. The results for 2012 are primarily reflective of goodwill impairment charges of $9.5 million related to the newspaper segment coupled with higher SG&A expenses partially offset by an improved gross profit contribution and a reduction in restructuring charges. The 2011 results were partially offset by restructuring related charges of approximately $250,000, of which $29,000 is reflected as a component of cost of goods sold and $221,000 is reflected as restructuring charges.

Other expense (net), decreased approximately $0.1 million from 2011 to 2012, primarily due to decreases in interest expense, resulting from lower debt levels.

Income Taxes

The Company’s effective tax rate for the six months ended April 30, 2012 and 2011 was a negative (125.1)% and 43.5%. The primary difference in tax rates between 2012 and 2011 and for 2012 between the effective tax rate and the statutory tax rate is a result of the valuation allowance taken against our deferred tax assets in the second quarter of 2012 of in the amount of $15.2 million. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductibles. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company has determined, primarily as a result of its inability to enter into an amended credit facility upon the expiration of the Limited Forbearance Agreement on April 30, 2012, as well as the potential for a subsequent increase in interest rates coupled with the uncertainty regarding future rate increases that the secured lenders may impose on the Company that a full valuation allowance is necessary to measure the portion of the deferred tax asset that more likely than not will not be realized. The Company currently intends to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence related to our sources of future taxable income exists and the Company is better able to identify a longer term solution to our current credit situation with our secured lenders. Therefore, the amount of deferred tax asset considered realizable; however, could be adjusted in future periods based on a multitude of factors including but not limited to a refinancing of the Company’s existing credit agreement with our secured lenders.

Net (loss) Income

Net income for the six months ended April 30, 2011 was $566,000 compared to a net (loss) of $(21.1) million for the same period in 2012.  Basic and diluted (loss) earnings per share for the six months ended April 30, 2012 was $(1.87) compared to 2011 at $0.06.

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

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Liquidity and Capital Resources

Net cash provided by operations for the six months ended April 30, 2012, was $5.0 million compared to net cash provided by operations of $2.2 million during the same period in 2011. This change in net cash from operations is due primarily to timing changes in assets and liabilities.

Net cash (used in) investing activities for the six months ended April 30, 2012 was ($0.4) million compared to ($0.5) million during the same period in 2011. The net cash used in investing activities during the first six months of 2012 and 2011 primarily related to the purchase of equipment and vehicles.

Net cash (used in) financing activities for the six months ended April 30, 2012 was ($3.9) million compared to ($1.7) million during the same period in 2011. In 2012, the net cash used in financing activities primarily related to scheduled payments of long term debt and a reduction in negative book cash balances. In 2011, the net cash used in financing activities related to scheduled payments of long term debt and payments on the Company's revolving line of credit.

Working capital on April 30, 2012 was ($28.7) million and at October 31, 2011 was ($31.5) million. The negative working capital at April 30, 2012 is associated with the classification as a current liability of approximately $28.4 million of term debt which was previously classified as long term as well as approximately $10.0 million in revolving credit borrowings being classified as current based on contractual maturities. The $28.4 million term debt reclassification resulted from the Company's inability to remain in compliance with certain of its financial covenants.

The Company had historically used cash generated from operating activities and debt to finance capital expenditures and the cash portion of the purchase price of acquisitions. Management plans to continue making required investments in equipment. The Company has available a line of credit totaling up to $15.0 million which is subject to borrowing base limitations and reserves which may be initiated by the Administrative Agent for Lenders in its sole discretion and are subject to a minimum excess availability threshold as well as the provisions of the Limited Forbearance Agreement (See Note 5 of the Consolidated Financial Statements) and as a result of a Notice of Default and Reservation of Rights letter available solely in the discretion of the secured lenders. For the foreseeable future, including through Fiscal 2012, the Company's ability to fund operations, meet debt service requirements and make planned capital expenditures is contingent on continued availability of the aforementioned credit facilities and the ability of the Company to complete a restructuring or refinancing of the existing debt. The Company does not currently believe it will generate sufficient cash flow from operations to meet both scheduled principal and interest payments and pay off the entire line of credit which matures in September 2012.
The Company faces substantial liquidity challenges for the remaining of fiscal 2012 and beyond. The liquidity factors we face include:

•	Implementation of a restructuring and profitability plan to rationalize and improve our cost and operating structure.
•	Identify assets, which can be strategically sold to improve our overall credit metrics. This may include real asset and other asset sales or segment and division sales.
•
Management of our receipts and disbursements to improve days sales outstanding for trade receivables and manage our days outstanding for trade payables as well as maintain our trade credit availability.

•	Managing our credit relationships and borrowing base requirements to maximize liquidity.
•	Carefully monitor capital expenditures to assure cash flow is maximized.
•	The potential for our interest costs to exceed our ability to generate sufficient cash to meet other obligations including scheduled principal amortization payments to secured lenders.
•	The scheduled maturity of the Company’s revolving line of credit in September of 2012.

As a result of the expiration of the Limited Forbearance Agreement on April 30, 2012, the Company is currently operating under a Notice of Default and Reservation of Rights letter received from the Administrative Agent on May 2, 2012. As a result of this notice any additional credit extended to the Company under the Credit Agreement would be made by the Lenders in their sole discretion without any intention to waive any Events of Default. The Company has continued to have availability of additional credit through its revolving line of credit during this default period.

The Company has continued to negotiate with the Administrative Agent and Secured Lenders prior to the expiration of the Limited Forbearance Agreement and during the default period after the expiration of the Limited Forbearance Agreement in an effort to enter into a revised forbearance agreement. It is the Company’s goal to enter into a longer term agreement which will allow the Company sufficient time to complete its restructuring efforts and to deleverage the Company in an appropriate fashion. However, it appears based on current negotiations that the interim goal preferred by the secured lenders is a revised forbearance agreement. At this point in time, an agreement satisfactory to the Company and the Secured Lenders has not been reached, and the Company is unable to predict with any reasonable certainty the timing or likelihood of achieving a mutually acceptable revised forbearance agreement or amended credit facility.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

In the event the Company’s secured lenders determine that they will not renew or extend the Company’s Credit Agreement under terms that are mutually acceptable to the secured Lenders and the Company, then the secured lenders under the provisions of the Credit Agreement would have the right to enforce their liens, which could result in a sale of the Company’s assets, including a liquidation or change in control of the Company. The Company believes that due to the fact that its operations and prospects are dependent in a large part on the continued efforts of Marshall T. Reynolds, a sale of such assets in whole or in part may not yield a full return of the debt principal to the Secured Lenders due to the cash flow nature of the loan from inception to date. The Company is working in good faith with its investment bankers to identify reasonably acceptable options and alternatives that include transaction alternatives, which would make reasonable sense for all parties. If the secured lenders ultimately feel that they could maximize their returns by foreclosing on the Company’s assets, which the Company does not believe have adequate collateral coverage, then it would be the prerogative of the secured lenders to do so, in the event the Company is unable to identify an alternative financing source, which may be challenging in the current economic climate. The Company ultimately believes the best course of action is for the Company to continue to negotiate in good faith with the secured lenders and work with its external advisory group to define a path to deleverage the Company in a prudent, deliberate fashion while serving its core customer base and striving to the best of its ability to assure that all obligations are satisfied to both secured and unsecured creditors.

In regards to transaction alternatives being reviewed by the Company pursuant to a restructuring plan submitted to the Company's secured lenders, the Company had reviewed the potential sale of both the newspaper segment and of certain operating divisions encompassed within other segments. The Company has identified one division, which at the balance sheet date of April 30, 2012 appeared to have characteristics which would indicate a reasonable possibility of the division being sold within one year. The Company ultimately determined that substantial uncertainty existed at the balance sheet date which, did not rise to a level to make the sale probable. The primary drivers of this decision were as follows: (1)any transaction required Lender approval (2) only limited due diligence had been performed at April 30, 2012 and substantial due diligence was still pending after the balance sheet date (3) a partial exclusivity agreement and letter of interest had not been signed until after the balance sheet date (4) the Buyer had no contractual obligation to continue its due diligence efforts and could unilaterally exit from pursuing the transaction (5) there were no financial penalties for the Buyer not pursuing the transaction (6) and various other factors.

The Company is actively engaged in other possible sale activities none of which have been definitively committed to by the management of the Company. The Company did commit to pursue other possible sales pursuant to a restructuring plan submitted to the Administrative Agent in the second quarter of 2012. However, in future periods the Company may incur substantial costs or charges in the event a division, an asset or group of assets or segment is sold by the Company. The Company is unable to currently predict if there will be any future asset sales and the costs and gains or losses that may result from such activity.

The Company has engaged the investment banking group of Raymond James & Associates, Inc. (Raymond James) to assist it with a potential restructuring or refinancing of the existing debt and other potential transaction alternatives. Pursuant to the terms of the Limited Forbearance Agreement, the Company also engaged a Chief Restructuring Advisor to work with the Company, Raymond James, the Administrative Agent and syndicate of banks to address various factors, including the expiration of the Limited Forbearance Agreement on April 30, 2012, the revolving line of credit maturing in September 2012, and the term loan facility, which expires in September 2013. The Company continues to have ongoing dialogue with the Administrative Agent and the syndicate of banks with respect to its credit facilities.  At April 30, 2012, a total of $43.3 million of current and long-term debt and outstanding revolving line of credit borrowings are subject to accelerated maturity and, as such, the creditors may, at their option, give notice to the Company that amounts owed are immediately due and payable.

The Company may incur costs in 2012 and beyond related to facility consolidations, employee termination costs and other restructuring related activities. The Company has incurred and expects to incur in the future substantial costs associated with various advisory fees with respect to its various credit facilities. These costs may be incurred, in part, as a response to the Company's efforts to overcome the impact of the global economic crisis, and may occur pursuant to certain initiatives being reviewed in accordance with the provisions of the Limited Forbearance Agreement.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

On May 2, 2012 the Company received a Notice of Default , which was reported pursuant to Item 2.04 of Form 8-K filed May 4, 2012. This Notice of Default resulted from the expiration of the Limited Forbearance Agreement on April 30, 2012. The Limited Forbearance Agreement was the result of a previous Notice of Default as more fully described herein. The Company references to minimum excess availability and other credit availability related to the Limited Forbearance Agreement are not applicable after April 30, 2012 due to the expiration of the Limited Forbearance Agreement. The Company has been notified that any extension of additional credit would be made by the Lenders in their sole discretion without any intention to waive any Event of Default. The Lenders have continued to provide the Company access to the applicable revolving credit facilities during this default period.

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

The Limited Forbearance Agreement provides that the credit commitment under the Credit Agreement is $15,000,000 and provides for a $1,450,000 reserve against the Credit Agreement borrowing base. The Company had borrowed under its $15.0 million line of credit approximately $10.0 million at April 30, 2012, which encompassed working capital requirements, refinancing of existing indebtedness prior to the Herald-Dispatch acquisition and to partially fund the purchase of the Herald-Dispatch. Pursuant to the terms of the Limited Forbearance Agreement, the Company's borrowing base certificate as submitted to the Administrative Agent reflected minimum excess availability of $4.2 million as of April 30, 2012. The minimum excess availability is subject to a $1,450,000 reserve and may be adjusted by the Administrative Agent and as a result of the expiration of the Limited Forbearance Agreement on April 30, 2012 any future borrowings would be subject to the discretion of the Administrative Agent.

The Company had borrowed under its $15.0 million line of credit approximately $10.0 million at April 30, 2012, which encompassed working capital requirements, refinancing of existing indebtedness prior to The Herald-Dispatch acquisition and to partially find the purchase of The Herald-Dispatch. The $15.0 million line of credit was reduced from $17.0 million, pursuant to the terms of the Limited Forbearance Agreement.

The Limited Forbearance Agreement provides that $2,000,000 of the $2,500,000 cash collateral held by the Administrative Agent pursuant to the Contribution Agreement and Cash Collateral Security Agreement dated March 31, 2010, among the Company, Marshall Reynolds and the Administrative Agent (the "Contribution Agreement") shall be applied at the execution of the Limited Forbearance Agreement to the outstanding term loans in inverse order of maturity, which shall satisfy in full (a) any fixed charge violation (as defined in the Contribution Agreement) as of October 31, 2011, and during the forbearance period and (b) any excess cash flow payment due under the Credit Agreement during the forbearance period. If the Company, the Administrative Agent and applicable lenders do not enter into a new agreement or an amendment to the Limited Forbearance Agreement by April 30, 2012, the defaults shall be deemed existing and unsecured and any remaining funds in the cash collateral account shall be immediately available to the Administrative Agent pursuant to the Contribution Agreement. The $2,000,000 in cash collateral released to pay down term debt was issued in the form of a subordinated unsecured promissory note in like amount on December 28, 2011. The Company has received no notification from the Administrative Agent regarding the use of cash collateral as a result of the Company's inability to remain in compliance with certain financial covenants.

Upon the expiration of the Limited Forbearance Agreement, a total of $43.3 million of long-term debt and outstanding revolving line of credit borrowings outstanding at April 30, 2012 are subject to accelerated maturity and, as such, the creditors may, at their option, give notice to the Company that amounts owed are immediately due and payable. As a result, the full amount of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at April 30, 2012, representing $28.4 million of term debt as well as approximately $10.0 million in revolving credit borrowings based on contractual maturities. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest, including additional payments for excess cash flow recapture payments and extra payments provided for within the Limited Forbearance Agreement and Credit Agreement. The Company is required to maintain a minimum of $750,000 of compensating balances with the Administrative Agent under the terms of its Credit Agreement.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first six months of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, our Company is involved in litigation relating to claims arising out of its operations in the normal course of business. We maintain insurance coverage against certain types of potential claims in an amount which we believe to be adequate, but there is no assurance that such coverage will in fact cover, or be sufficient to cover, all potential claims. The Company is involved in various legal proceedings or claims pending against the Company that if unfavorably resolved may have a material adverse effect on our financial condition or results of operations (see other disclosure herein).

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

CHAMPION INDUSTRIES, INC.

Date: June 14, 2012	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: June 14, 2012	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer