Form 10-Q
period 2012-09-14
CHAMPION INDUSTRIES INC
filed 2012-09-14
CIK 19149

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes       No ___.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____No  ✓.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common stock, $1.00 par value per share	11,299,528 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	July 31,	October 31,
	2012 (Unaudited)	2011
Current assets:
Accounts receivable, net of allowance of $1,329,000 and $643,000	$12,841,470	$15,493,693
Inventories	7,206,717	7,420,934
Income tax refund	-	9,293
Other current assets	685,190	558,560
Current portion assets held for sale/discontinued operations (see Note 12)	3,170,216	4,776,233
Deferred income tax assets	-	864,108
Total current assets	23,903,593	29,122,821

Property and equipment, at cost:
Land	1,468,506	1,485,506
Buildings and improvements	10,106,645	10,167,233
Machinery and equipment	47,445,986	47,157,146
Furniture and fixtures	4,066,381	4,035,895
Vehicles	3,003,328	3,157,597
	66,090,846	66,003,377
Less accumulated depreciation	(50,946,037)	(48,829,619)
	15,144,809	17,173,758

Non-current assets held for sale/discontinued operations (see Note 12)	-	2,585,636
Goodwill	3,457,322	12,968,255
Deferred financing costs	432,846	830,323
Other intangibles, net of accumulated amortization	4,557,107	4,778,052
Trademark and masthead	3,648,972	3,648,972
Deferred tax asset, net of current portion	-	10,894,159
Other assets	72,750	22,306
	12,168,997	35,727,703
Total assets	$51,217,399	$82,024,282

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	July 31,	October 31,
	2012 (Unaudited)	2011
Current liabilities:
Notes payable, line of credit (see Note 5)	$8,325,496	$9,725,496
Negative book cash balances	535,144	1,153,931
Accounts payable	4,378,672	4,440,438
Deferred revenue	778,951	737,748
Accrued payroll and commissions	1,080,844	1,393,147
Taxes accrued and withheld	1,373,860	1,030,201
Accrued expenses	2,100,711	2,113,442
Current portion liabilities held for sale/discontinued operations (see Note 5 and Note 12)	3,170,216	7,313,199
Notes payable (see Note 5)	28,117,738	32,753,687
Total current liabilities	49,861,632	60,661,289

Long-term debt, net of current portion:
Notes payable - related party (see Note 5)	2,000,000	-
Notes payable (see Note 5)	120,524	430,997
Other liabilities	2,400	3,750
Total liabilities	51,984,556	61,096,036
Shareholders’ (deficit) equity:
Common stock, $1 par value, 20,000,000 shares authorized; 11,299,528 shares issued and outstanding	11,299,528	11,299,528
Additional paid-in capital	23,267,024	23,267,024
Retained deficit	(35,333,709)	(13,638,306)
Total shareholders’ (deficit) equity	(767,157)	20,928,246
Total liabilities and shareholders’ (deficit) equity	$51,217,399	$82,024,282
See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,

	2012	2011	2012	2011
Revenues:
Printing	$13,238,479	$13,236,045	$42,472,910	$40,605,581
Office products and office furniture	9,814,219	8,891,852	27,131,439	25,192,019
Newspaper	3,287,779	3,469,014	10,555,313	10,805,874
Total revenues	26,340,477	25,596,911	80,159,662	76,603,474

Cost of sales and newspaper operating costs:
Printing	10,113,136	10,100,048	31,322,979	30,740,419
Office products and office furniture	7,326,952	6,487,843	19,457,407	18,080,071
Newspaper cost of sales and operating costs	1,952,750	2,031,114	6,146,802	6,140,277
Total cost of sales and newspaper operating costs	19,392,838	18,619,005	56,927,188	54,960,767
Gross profit	6,947,639	6,977,906	23,232,474	21,642,707

D Selling, general, & administrative expenses	6,968,310	6,090,114	21,439,281	18,105,883
Asset impairments/restructuring charges	273,892	-	9,784,825	220,658
(Loss) income from operations	(294,563)	887,792	(7,991,632)	3,316,166

Other income (expenses):
Interest expense - related party	(16,611)	(16,295)	(39,000)	(65,316)
Interest expense	(1,101,571)	(906,430)	(2,720,264)	(2,640,639)
Gain on early extinguishment of debt from related party	-	1,337,846	-	1,337,846
Other	(10,935)	15,104	21,188	36,306
	(1,129,117)	430,225	(2,738,076)	(1,331,803)

(Loss) income from continuing operations before income taxes	(1,423,680)	1,318,017	(10,729,708)	1,984,363
Income tax benefit (expense)	309,275	(535,170)	(11,443,625)	(829,208)
Net (loss) income from continuing operations	(1,114,405)	782,847	(22,173,333)	$1,155,155
Net income from discontinued operations	521,445	93,630	477,932	287,255
Net (loss) income	$(592,960)	$876,477	$(21,695,401)	1,442,410

(Loss) Earnings per share
Basic and diluted (loss) income from continuing operations	$(0.10)	$0.08	$(1.96)	$0.11
Basic and diluted income from discontinued operations	$0.05	$0.01	$0.04	$0.03
Total (loss) earnings per common share	$(0.05)	$0.09	$(1.92)	$0.14

Weighted average shares outstanding:
Basic and diluted	11,300,000	10,173,000	11,300,000	10,050,000
Dividends per share	$0.00	$0.00	$0.00	$0.00

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,

	2012	2011 (Restated)
Cash flows from operating activities:
Net (loss) income	$(21,695,401)	$1,442,410
Income from discontinued operations	477,932	287,255
(Loss) income from continuing operations	(22,173,333)	1,155,155
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	2,823,599	2,959,055
Loss (gain) on sale of assets	12,839	(25,153)
Gain on sale of division	-	(1,337,846)
Deferred income taxes	11,758,267	1,262,546
Deferred financing costs	397,477	316,590
Bad debt expense	799,017	67,303
Restructuring charges	48,038	249,509
Intangible impairment	9,510,933	-
Asset impairment	225,854	-
Changes in assets and liabilities:
Accounts receivable	1,853,206	(93,837)
Inventories	214,217	524,260
Other current assets	(4,588)	(129,019)
Accounts payable	(109,807)	399,000
Deferred revenue	41,203	29,710
Accrued payroll and commissions	(312,303)	(792,619)
Taxes accrued and withheld	343,659	191,399
Accrued income taxes	9,293	(212,353)
Accrued expenses	(12,731)	(343,114)
Other liabilities	(1,350)	(1,350)
Net cash provided by operating activities - continuing operations	5,423,490	4,219,236
Net cash provided by operating activities - discontinued operations	156,216	(30,544)
Net cash provided by operating activities	5,579,706	4,188,692

Cash flows from investing activities:
Purchases of property and equipment	(539,604)	(865,020)
Proceeds from sales of property	166,578	290,467
Change in other assets	(50,444)	3,875
Net cash (used in) investing activities - continuing operations	(423,470)	(570,678)
Net cash provided by (used in) investing activities - discontinued operations	3,031,015	(92,321)
Net cash provided by (used in) investing activities	2,607,545	(662,999)

Cash flows from financing activities:
Borrowings on line of credit	11,531,004	30,940,000
Payments on line of credit	(11,531,004)	(31,640,000)
(Decrease) increase in negative book cash balances	(618,787)	899,988
Forbearance fee	(122,042)	-
Proceeds from term debt & leases	65,915	504,345
Principal payments on long-term debt	(4,412,337)	(4,230,026)
Net cash (used in) financing activities - continuing operations	(5,087,251)	(3,525,693)
Net cash (used in) financing activities - discontinued operations	(3,100,000)	-
Net cash (used in) financing activities	(8,187,251)	(3,525,693)
Net decrease in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

See notes to consolidated financial statements

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

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

In addition, the Company has restated the Consolidated Statements of Cash Flows for the nine months ended July 31, 2011 to reflect $504,000 of vehicle purchases as cash activities that were previously classified as non-cash activities.

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

In July 2012, the FASB issued ASU 2012-02 “Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment” which provides an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more-likely-than-not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The Company will consider the applicability of the new guidance beginning November 1, 2012, and any adoption of the new guidance is not expected to impact the Company’s financial position, results of operations or cash flows, other than related disclosures.

2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options. There was no dilutive effect of stock options for the three and nine months ended July 31, 2012 and 2011.

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

Inventories consisted of the following:

	July 31, 2012	October 31, 2011
Printing and newspaper:
Raw materials	$2,094,761	$2,144,761
Work in process	930,255	1,240,283
Finished goods	1,518,967	1,781,804
Office products and office furniture	2,662,734	2,254,086
	$7,206,717	$7,420,934

5. Long-Term Debt

Long-term debt consisted of the following:

	July 31, 2012	October 31, 2011
Installment notes payable to banks	$639,362	$1,175,784
Notes payable to related party	2,000,000	-
Term loan facility with a syndicate of banks, collateralized by substantially all of the assets of the Company	30,374,224	37,884,224
Revolving line of credit loan facility with a syndicate of banks, collateralized by substantially all of the assets of the Company	8,325,496	9,725,496
	41,339,082	48,785,504
Less current portion revolving line of credit	8,325,496	9,725,496
Less long-term notes payable to related party	2,000,000	-
Less current portion long-term debt	30,893,062	38,629,011
Long-term debt, net of current portion and revolving line of credit	$120,524	$430,997

Continuing operations:	July 31, 2012	October 31, 2011
Long-term debt, net of current portion and revolving line credit	$120,524	$430,997
Current portion of long-term debt and revolving line of credit	36,443,234	42,479,183
Long-term notes payable to related party	2,000,000	-
Total debt from continuing operations	38,563,758	42,910,180
Liabilities held for sale/discontinued operations - debt	2,775,324	5,875,324
Total indebtedness	$41,339,082	$48,785,504

The Company has determined in accordance with applicable provisions of GAAP that indebtedness that is required to be repaid as a result of a disposal transaction should be allocated to discontinued operations. The specific allocation of sale proceeds would typically be allocated at the discretion of the Administrative Agent between the revolving credit facility and term debt. The proceeds from assets held for sale are required to be remitted to the Administrative Agent for the extinguishment of debt. Therefore, the debt allocated to liabilities held for sale/discontinued operations reflects actual or estimated debt pay downs based on either proceeds received or the carrying amount of the related assets held for sale, net of associated liabilities held for sale prior to debt allocated to liabilities held for sale/discontinued operations. The Company utilized estimated, or if available, actual debt payments required to be made associated with the held for sale/discontinued operations classification. The prior period amounts were equivalent to the allocations or payments in the third quarter of 2012.

On September 12, 2012, the Company entered into a Second Amendment to the Limited Forbearance Agreement and Fifth Amendment to Credit Agreement ("September Forbearance Agreement") which extended the maturity of the credit facility through October 15, 2012.

The September Forbearance Agreement provides that during the forbearance period, so long as the Company meets the conditions of the September Forbearance Agreement, it may continue to request credit under the revolving credit line.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

The September Forbearance Agreement required the Company to/or changed as follows:

(a)	pay a 0.10% extension fee based on the then-outstanding loans, interests in Letters of Credit and Unused Revolving Credit Commitments;
(b)	continue services of bank group consultant as well as continued retention of Company advisors;
(c)	release and term debt pay down of remaining $500,000 under the provisions of the Contribution Agreement hereinafter described;
(d)	continue actions to effectuate certain transactions, including the financing of certain receivables and finalizing the Safeguard transaction;
(e)	agree to terms on a debt restructuring by September 15, 2012 subject to credit approval and documentation;
(f)	minimum EBITDA covenant for August 2012 of $400,000;
(g)	aggregate revolving credit commitments of $13,000,000.

On August 20, 2012 the Company received a Notice of Forbearance Termination, Additional Defaults and Reservation of Rights ("Notice of Default") letter from the Administrative Agent for its secured lenders which was reported pursuant to Item 2.04 of Form 8-K filed August 21, 2012. This Notice of Default resulted from the expiration of the First Amended and Restated Limited Forbearance Agreement and Fourth Amendment to Credit Agreement ("Forbearance Agreement") on August 15, 2012. The Forbearance Agreement was the result of a previous Notice of Default as more fully described herein. The Company references to minimum excess availability and other credit availability related to the Forbearance Agreement are not applicable after July 31, 2012 due to the expiration of the Forbearance Agreement. The Company has been notified that any extension of additional credit would be made by the Lenders in their sole discretion without any intention to waive any Event of Default. The Lenders have continued to provide the Company with access to the applicable revolving credit facilities during this default period.

The Company's secured credit facilities contain restrictive financial covenants requiring the Company to maintain certain financial ratios. The Company was unable to remain in compliance with certain financial covenants arising under the Credit Agreement among the Company, Fifth Third Bank as Lender, Administrative Agent and L/C Issuer and other Lenders dated September 14, 2007, as amended (the "Credit Agreement"). The creditors have not waived the financial covenant requirements. The Company received a notice of default on December 12, 2011, which was reported pursuant to item 2.04 of Form 8-K filed December 15, 2011. This notice of default advised that the Administrative Agent had not waived the event of default and reserves all rights and remedies thereof. These remedies include, under the Credit Agreement, the right to accelerate and declare due and immediately payable the principal and accrued interest on all loans outstanding under the Credit Agreement. The notice of default further stated that any extension of additional credit under the Credit Agreement would be made by the lenders in their sole discretion without any intention to waive any event of default.

In connection with the Credit Agreement, the Company and all of its subsidiaries entered into a security agreement and deeds of trust and mortgages in favor of the Administrative Agent for the various lenders from time to time parties to the Credit Agreement, pursuant to which the Company and its subsidiaries encumbered substantially all their assets for the benefit of the secured parties, as collateral security for the payment and performance of their obligations under the Credit Agreement. The encumbered assets include substantially all tangible and intangible assets of the Company and its subsidiaries including, without limitation, substantially all accounts receivable, inventory, equipment, real estate and stock of the subsidiaries.

On December 28, 2011, the Administrative Agent, the Lenders, the Company, all of its subsidiaries and Marshall T. Reynolds entered into a Limited Forbearance Agreement and Third Amendment to Credit Agreement (the "Limited Forbearance Agreement") which provided, among other things, that during a forbearance period commencing on December 28, 2011, and ending on April 30, 2012 (unless terminated sooner by default of the Company under the Limited Forbearance Agreement or Credit Agreement), the Lenders were willing to temporarily forbear exercising certain rights and remedies available to them, including acceleration of the obligations or enforcement of any of the liens provided for in the Credit Agreement. The Company acknowledged in the Limited Forbearance Agreement that as a result of the existing defaults, the Lenders are entitled to decline to provide further credit to the Company, to terminate their loan commitments, to accelerate the outstanding loans, and to enforce their liens. The Company received a notice of default and reservation of rights letter on May 2, 2012, which was reported pursuant to Item 2.04 of Form 8-K filed May 4, 2012.

The Forbearance Agreement provided that the revolving credit commitment under the Credit Agreement was $13,600,000 and provided for a $1,450,000 reserve against the Credit Agreement borrowing base. The September Forbearance Agreement reduced this amount to $13.0 million effective August 16, 2012. The Company had borrowed under this facility approximately $8.3 million at July 31, 2012, which encompassed working capital requirements, refinancing of existing indebtedness prior to The Herald-Dispatch acquisition and to partially fund the purchase of The Herald-Dispatch. Pursuant to the terms of the Forbearance Agreement, the Company's borrowing base certificate as submitted to the Administrative Agent and adjusted in this filing for such provisions in the Forbearance Agreement reflected minimum excess availability of approximately $2.8 million as of July 31, 2012. The minimum excess availability was subject to a $1,450,000 reserve and could be adjusted by the Administrative Agent.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Limited Forbearance Agreement provided that $2,000,000 of the $2,500,000 cash collateral held by the Administrative Agent pursuant to the Contribution Agreement and Cash Collateral Security Agreement dated March 31, 2010, among the Company, Marshall Reynolds and the Administrative Agent (the "Contribution Agreement") shall be applied at the execution of the Limited Forbearance Agreement to the outstanding term loans in inverse order of maturity, which shall satisfy in full (a) any fixed charge violation (as defined in the Contribution Agreement) as of October 31, 2011, and during the forbearance period and (b) any excess cash flow payment due under the Credit Agreement during the forbearance period. The $2,000,000 in cash collateral released to pay down term debt was issued in the form of a subordinated unsecured promissory note in like amount on December 28, 2011. The remaining cash collateral of $500,000 will be used to pay down term debt pursuant to the terms of the September Forbearance Agreement.

Upon the expiration of the Forbearance Agreement, a total of $38.7 million of long-term debt and outstanding revolving line of credit borrowings outstanding at July 31, 2012 are subject to accelerated maturity and, as such, the creditors may, at their option, give notice to the Company that amounts owed are immediately due and payable. As a result, the full amount of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at July 31, 2012, representing $25.5 million of term debt as well as approximately $8.3 million in revolving credit borrowings based on contractual maturities. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest, including additional payments for excess cash flow recapture payments and extra payments provided for within the Limited Forbearance Agreement and Credit Agreement. The Company is required to maintain a minimum of $750,000 of compensating balances with the Administrative Agent under the terms of its Credit Agreement.

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

The Company had no non-cash activities for the three and nine months ended July 31, 2012 and 2011. The Company had previously reported certain purchases for the three and nine months ended July 31, 2011 of $153,000 and $504,000, and for the three months ended January 31, 2012 of $37,000, respectively as non-cash activities. The cash flow statement has been restated for the nine months ended July 31, 2011 to reflect these transactions as cash activities and the cash flow statement for the nine months ended July 31, 2012 reflects the $37,000 previously reported as non-cash activities as cash activities.

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
The Company’s effective tax rate for continuing operations for the three and nine months ended July 31, 2012 was a benefit of 21.7% and negative (106.7)% compared to an effective tax rate of 40.6% and 41.8% for the three and nine months ended July 31, 2011. The primary difference in tax rates between 2012 and 2011 and for 2012 between the effective tax rate and the statutory tax rate is a result of the valuation allowance taken against our deferred tax assets in the second quarter of 2012 in the amount of $15.2 million and a valuation allowance increase of an incremental $0.2 million in the third quarter of 2012. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets. The tax benefit from continuing operations in the third quarter of 2012 resulted from the application of certain provisions of ASC 740 regarding interim implications of intraperiod tax allocations for discontinued operations when there is a loss from continuing operations to maintain financial statement neutrality and to recognize the tax components between continuing operations and discontinued operations on a discrete basis.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company has determined, primarily as a result of its inability to enter into an amended credit facility upon the expiration of the Limited Forbearance Agreement on April 30, 2012, as well as the potential for a substantial increase in interest rates and fees coupled with the uncertainty regarding future interest rate increases that the secured lenders may impose on the Company that a full valuation allowance of the Company's deferred tax assets, net of deferred tax liabilities, is necessary to measure the portion of the deferred tax asset that more likely than not will not be realized. This resulted in an increase in the valuation allowance from $0.6 million at October 31, 2011 to approximately $16.0 million at July 31, 2012. The Company currently intends to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence related to our sources of future taxable income exists and the Company is better able to identify a longer term solution to our current credit situation with our secured lenders. Therefore, the amount of deferred tax asset considered realizable could be adjusted in future periods based on a multitude of factors, including but not limited to a refinancing of the Company’s existing credit agreement with its secured lenders, and such adjustments may be material to the Consolidated Financial Statements.

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

In certain cases, exposure to loss may exist in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate of reasonably possible losses, in excess of amounts accrued, for current legal proceedings not covered by insurance is not greater than $0.4 million at July 31, 2012 and may be substantially lower than this amount. Any estimate involves significant judgment, given the varying stages of the proceedings (including cases in preliminary stages), as well as numerous unresolved issues that may impact the outcome of a proceeding. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate. The current loss estimate excludes legal and professional fees associated with defending such proceedings. These fees are expensed as incurred and may be material to the Company's Consolidated Financial Statements in a particular period.

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

As of July 31, 2012 the Company had contractual obligations in the form of leases and debt as follows; this table is inclusive of commitments including debt that have been allocated to liabilities held for sale/discontinued operations (see Notes 5 and 12):

	Payments Due by Fiscal Year
Contractual Obligations	2012	2013	2014	2015	2016	Residual	Total

Non-cancelable operating leases	$405,191	$1,355,104	$652,807	$125,578	$119,820	$59,910	$2,718,410

Revolving line of credit	8,325,496	-	-	-	-	-	8,325,496

Notes payable - related party	-	-	2,000,000	-	-	-	2,000,000

Term debt	30,542,729	391,126	79,731	-	-	-	31,013,586

	$39,273,416	$1,746,230	$2,732,538	$125,578	$119,820	$59,910	$44,057,492

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

8. Industry Segment Information

The Company operates principally in three industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms), the sale of office products and office furniture including interior design services and publication of The Herald-Dispatch daily newspaper in Huntington, West Virginia, with a total daily and Sunday circulation of approximately 24,000 and 29,000, respectively.

The Company reports segment information in a manner consistent with the way that our Management, including our chief operating decision maker, the Company’s Chief Executive Officer, assesses performance and makes decisions regarding allocation of resources in accordance with the Segment Disclosures Topic of the ASC.

Our Financial Reporting systems present various data, which is used to operate and measure our operating performance. Our chief operating decision maker utilizes various measures of a segment’s profit or loss including historical internal reporting measures and reporting measures based on product lines with operating (loss) income as the key profitability measure within the segment. Product line reporting is the basis for the organization of our segments and is the most consistent measure used by the chief operating decision maker and conforms with the use of segment operating income or (loss) that is the most consistent with those used in measuring like amounts in the Consolidated Financial Statements. During the third quarter of 2012, the Company realigned personnel and divisional responsibilities between the printing segment and office products and office furniture segments primarily in one location, resulting in additional SG&A costs of approximately $0.1 million being allocated to the office products and office furniture segment for the three and nine months ended July 31, 2012 which were previously a component of the printing segment.

The identifiable assets are reflective of non-GAAP assets reported on the Company's internal balance sheets and are typically adjusted for negative book cash balances, taxes, deferred financing costs and other items excluded for segment reporting. The Company has certain assets as held for sale/discontinued operations representing $3,170,216 at July 31, 2012 and $7,775,321 at July 31, 2011. These assets were part of the printing segment prior to the reclassification as assets held for sale/discontinued operations. The total assets reported on the Company's balance sheet as of July 31, 2012 and 2011 are $51,217,399 and $88,161,600 (restated). The identifiable assets reported below represent $47,614,337 and $70,717,250 at July 31, 2012 and 2011.

The table below presents information about reported segments for the three and nine months ended July 31:

2012 Quarter 3	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$14,546,393	$11,147,025	$3,287,779	$28,981,197
Elimination of intersegment revenue	(1,307,914)	(1,332,806)	-	(2,640,720)
Consolidated revenues	$13,238,479	$9,814,219	$3,287,779	$26,340,477

Operating (loss) income	(1,026,931)	325,980	406,388	(294,563)
Depreciation & amortization	618,191	35,079	289,655	942,925
Capital expenditures	116,586	9,201	7,998	133,785
Identifiable assets	27,519,335	7,617,268	12,477,734	47,614,337
Goodwill	2,226,837	1,230,485	-	3,457,322

2011 Quarter 3	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$14,322,788	$10,436,689	$3,469,014	$28,228,491
Elimination of intersegment revenue	(1,086,743)	(1,544,837)	-	(2,631,580)
Consolidated revenues	$13,236,045	$8,891,852	$3,469,014	$25,596,911

Operating income (loss)	(136,692)	576,903	447,581	887,792
Depreciation & amortization	680,038	33,851	287,621	1,001,510
Capital expenditures	243,587	12,732	8,770	265,089
Identifiable assets	31,174,473	7,971,050	31,571,727	70,717,250
Goodwill	2,226,837	1,230,485	11,874,961	15,332,283

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

2012 Year to Date	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$45,823,145	$31,441,048	$10,555,313	$87,819,506
Elimination of intersegment revenue	(3,350,235)	(4,309,609)	-	(7,659,844)
Consolidated revenues	$42,472,910	$27,131,439	$10,555,313	$80,159,662

Operating (loss) income	(1,611,758)	1,656,815	(8,036,689)	(7,991,632)
Depreciation & amortization	1,870,455	89,743	863,401	2,823,599
Capital expenditures	437,590	43,022	58,992	539,604
Identifiable assets	27,519,335	7,617,268	12,477,734	47,614,337
Goodwill	2,226,837	1,230,485	-	3,457,322

2011 Year to Date	Printing	Office Products & Furniture	Newspaper	Total

Revenues	$44,190,431	$30,000,857	$10,805,874	$84,997,162
Elimination of intersegment revenue	(3,584,850)	(4,808,838)	-	(8,393,688)
Consolidated revenues	$40,605,581	$25,192,019	$10,805,874	$76,603,474

Operating income	248,285	1,395,842	1,672,039	3,316,166
Depreciation & amortization	2,001,807	101,558	855,690	2,959,055
Capital expenditures	758,870	68,189	37,961	865,020
Identifiable assets	31,174,473	7,971,050	31,571,727	70,717,250
Goodwill	2,226,837	1,230,485	11,874,961	15,332,283

A reconciliation of total segment revenues and of total segment operating (loss) income to consolidated (loss) income before income taxes, for the three and nine months ended July 31, 2012 and 2011, is as follows:

	Three months			Nine months
	2012		2011	2012		2011
Revenue:
Total segment revenues	$28,981,197		$28,228,491	$87,819,506		$84,997,162
Elimination of intersegment revenue	(2,640,720)		(2,631,580)	(7,659,844)		(8,393,688)
Consolidated revenue	$26,340,477		$25,596,911	$80,159,662		$76,603,474

Operating (loss) income:
Total segment operating (loss) income	$(294,563	) $	887,792	$(7,991,632	) $	3,316,166
Interest expense - related party	(16,611)		(16,295)	(39,000)		(65,316)
Interest expense	(1,101,571)		(906,430)	(2,720,264)		(2,640,639)
Gain on early extinguishment of debt from related party	-		1,337,846	-		1,337,846
Other (expense) income	(10,935)		15,104	21,188		36,306
Consolidated (loss) income before income taxes	$(1,423,680	) $	1,318,017	$(10,729,708	) $	1,984,363

Identifiable assets:
Total segment identifiable assets	$47,614,337		$70,717,250	$47,614,337		$70,717,250
Assets not allocated to a segment	3,603,062		17,444,350	3,603,062		17,444,350
Total consolidated assets	$51,217,399		$88,161,600	$51,217,399		$88,161,600

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

The term debt not related to the Credit Agreement had a carrying value of approximately $0.6 million and the Company believes carrying value approximates fair value for this debt based on recent market conditions, collateral support, recent borrowings and other factors.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

10.  Restructuring of Operations

In fiscal 2010 and 2011, the Company recorded charges related to a restructuring and profitability enhancement plan. This plan was implemented to effectuate certain key initiatives and was an integral component of the Second Amendment and Waiver to the Credit Agreement among the Company, Fifth Third Bank, as Lender, L/C Issuer and Administrative Agent for Lenders and other Lenders dated March 31, 2010 (the "Second Amendment"). These actions were taken to comply with the provisions and targeted covenants of the Second Amendment and to address the impact of the global economic crisis on the Company. The Company may incur additional costs in future periods to address the ongoing and fluid nature of the economic crisis, and may incur costs pursuant to certain initiatives being reviewed in accordance with the provisions of the Forbearance Agreement and the Limited Forbearance Agreement. The amount of future charges is currently not estimable by the Company.

The following information summarizes the costs incurred with respect to restructuring, integration and asset impairment charges during the three and nine months ended July 31, 2012 and 2011, as well as the cumulative total of such costs representing fiscal 2010 and fiscal 2011, there were no costs incurred in the first two quarters of 2012, the charges in the third quarter of 2012 are further described below, and such costs are included as a component of the printing segment:

	Three Months Ended July 31, 2012	Three Months Ended July 31, 2011	Nine Months Ended July 31, 2012	Nine Months Ended July 31, 2011	Cumulative Total
Occupancy and equipment related costs	$-	$-	$-	$123,553	$1,618,965
Costs incurred to streamline production, personnel and other	48,038	-	48,038	97,105	612,764
Inventory	-	-	-	28,851	200,380
Total	$48,038	$-	$48,038	$249,509	$2,432,109

The activity pertaining to the Company’s accruals related to restructuring and other charges since October 31, 2011, including additions and payments made are summarized below:

	Occupancy and equipment related costs	Costs incurred to streamline production, personnel and other	Total

Balance at October 31, 2011	$865,849	$55,575	$921,424
2012 expenses	-	48,038	48,038
Paid in 2012	(267,371)	(48,876)	(316,247)

Balance at July 31, 2012	$598,478	$54,737	$653,215

Effective June 1, 2012 as a result of initiatives implemented by the Company to improve operating efficiency and pursuant to the Company's restructuring plan submitted to the secured lenders in the second quarter of 2012, the Company's commercial printing production operation in Cincinnati, Ohio, was consolidated into existing Company facilities in other locations. The Company intends to continue to service its customer base through a dedicated sales team within this market and supported by personnel at our Chapman Printing locations in Lexington, Kentucky and Parkersburg and Huntington, West Virginia. As a result of this action, the Company recorded a reduction in force of 18 employees. The Company expects to incur costs associated with work force reductions, lease termination costs and other related costs in future periods beyond the third quarter of 2012. The Company recorded severance and other employee related costs of approximately $48,000 in the third quarter of 2012 and the remaining restructuring related charges are currently not estimable by the Company. The Company also recorded asset impairment charges of $225,000, representing assets classified as held for sale at July 31, 2012. (See Note 12)

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

11. Acquired Intangible Assets and Goodwill

	July 31, 2012		October 31, 2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Non-compete agreement	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Customer relationships	2,451,073	996,410	2,451,073	904,837
Advertising and subscriber base	4,989,768	1,915,407	4,989,768	1,804,660
Other	564,946	536,863	564,946	518,238
	9,005,787	4,448,680	9,005,787	4,227,735

Unamortizable intangible assets:
Goodwill	3,964,600	507,278	13,475,533	507,278
Trademark and masthead	3,648,972	-	3,648,972	-
	7,613,572	507,278	17,124,505	507,278

Total goodwill and other intangibles	$16,619,359	$4,955,958	$26,130,292	$4,735,013

During the second quarter of 2012 as part of a restructuring plan submitted to the Company’s secured lenders, the Company authorized its investment bankers to initiate an open market transaction process to determine potential alternative transactions in relation to certain asset sales and the sale of a business segment. As a result of this process, it was determined that an impairment test between annual impairment tests was warranted as a result of this transaction analysis. This resulted in the Company’s assessment that the carrying value of the newspaper segment exceeded the fair value of the newspaper segment. The basis of the fair value was a mid-point of value attained as a result of the open market process assessment based on a non-binding letter of intent attained in this process. This resulted in an impairment charge in the second quarter of 2012 of the remaining goodwill of the newspaper segment of approximately $9.5 million on a pre-tax, non-cash basis. As a result of the interim impairment indicators the Company also assessed the recoverability of property, plant and equipment and amortizing intangibles under the provisions of ASC 360 and determined that there were no charges required as a result of this assessment. The Company also assessed the non-amortizing intangibles of trademark and masthead with assistance from a third party valuation specialist using an income approach based on the relief from royalty valuation methodology. There was no impairment of this asset at April 30, 2012 as a result of the assessment.

Goodwill and other intangible assets are measured on a non-recurring basis using Level 3 inputs. Goodwill and non-amortizing intangible assets are also subject to an annual impairment test.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Amortization expense for the three and nine months ended July 31, 2012 was $71,817 and $220,945 and for the three and nine months ended July 31, 2011 was $110,279 and $330,836, respectively. A non-compete agreement is being amortized over a period of seven years and the customer relationships are being amortized over a period of 20 years. These items are both related to the acquisition of Syscan in 2004. The advertising and subscribers bases related to the acquisition of The Herald-Dispatch are being amortized over 25 and 20 years respectively. The trademark and masthead associated with the acquisition of The Herald-Dispatch are non-amortizing assets. The weighted average remaining life of the Company's amortizable intangible assets was approximately 17 years at July 31, 2012. Estimated amortization expense for each of the following fiscal years at July 31, 2012:

Ending October 31,
2012	$71,814
2013	287,261
2014	275,970
2015	269,761
2016	269,761
Thereafter	3,382,540
$4,557,107

The changes in the carrying amount of goodwill, trademark and masthead and other amortizing intangibles for the nine months ended July 31, 2012 are as follows:

Goodwill:
	Printing	Office Products and Furniture	Newspaper	Total

Balance as of October 31, 2011
Goodwill	$2,226,837	$1,230,485	$35,437,456	$38,894,778
Accumulated impairment losses	-	-	(25,926,523)	(25,926,523)
	2,226,837	1,230,485	9,510,933	12,968,255
Goodwill acquired nine months ended July 31, 2012	-	-	-	-
Impairment losses nine months ended July 31, 2012	-	-	(9,510,933)	(9,510,933)
Balance at July 31, 2012
Goodwill	2,226,837	1,230,485	35,437,456	38,894,778
Accumulated impairment losses	-	-	(35,437,456)	(35,437,456)
	$2,226,837	$1,230,485	$-	$3,457,322

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Trademark and Masthead:

	Printing	Office Products and Furniture	Newspaper	Total

Balance as of October 31, 2011
Trademark and masthead	$-	$-	$18,515,316	$18,515,316
Accumulated impairment losses	-	-	(14,866,344)	(14,866,344)
	-	-	3,648,972	3,648,972
Trademark and masthead acquired nine months ended July 31, 2012	-	-	-	-
Impairment losses nine months ended July 31, 2012	-	-	-	-
Balance at July 31, 2012
Trademark and masthead	-	-	18,515,316	18,515,316
Accumulated impairment losses	-	-	(14,866,344)	(14,866,344)
	$-	$-	$3,648,972	$3,648,972

Amortizing Intangible Assets (net of amortization expense):

	Printing	Office Products and Furniture	Newspaper	Total

Balance as of October 31, 2011
Amortizing intangible assets (net of amortization expense)	$564,698	$1,028,246	$12,236,592	$13,829,536
Accumulated impairment losses	-	-	(9,051,484)	(9,051,484)
	564,698	1,028,246	3,185,108	4,778,052
Amortizing intangible assets acquired nine months ended July 31, 2012	-	-	-	-
Impairment losses nine months ended July 31, 2012	-	-	-	-
Amortization expense nine months ended July 31, 2012	79,522	30,676	110,747	220,945
Balance at July 31, 2012
Amortizing intangible assets (net of amortization expense)	485,176	997,570	12,125,845	13,608,591
Accumulated impairment losses	-	-	(9,051,484)	(9,051,484)
	$485,176	$997,570	$3,074,361	$4,557,107

A summary of impairment charges is included in the table below:

	Nine months end July 31,
	2012	2011

Goodwill	$9,510,933	$-
Other intangibles	-	-
Trademark & masthead	-	-
	$9,510,933	$-

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

12. Discontinued Operations and Assets Held for Sale

On July 2, 2012, the Company’s wholly owned subsidiary Interform Corporation sold substantially all of the assets of its Consolidated Graphic Communications ("CGC") business headquartered in Bridgeville, Pennsylvania to Safeguard Acquisition, Inc. ("Safeguard") pursuant  to an asset purchase agreement ("APA").  The Company received $3,100,000 in cash at closing with an additional $400,000 hold back retained by the Buyer to be paid to the Seller upon Buyer’s verification of the accuracy of Seller’s representations in the Agreement, among other conditions. The Company had recorded a gain on the sale of such assets in the amount of $0.9 million reflecting the $3.1 million in cash proceeds. The Company may have additional post-closing adjustments and costs associated with a current dispute with the Buyer regarding payments the Company believes are due under the Equity/Working Capital Calculation ("Working Capital") and the $400,000 hold back described above. Safeguard is disputing the payment of the $400,000, hold back amount and the Company and Safeguard are currently in a resolution process regarding the Working Capital calculation. If the Company and Safeguard are not able to mutually agree on a settlement of the working capital calculation or the hold back amount, the APA calls for arbitration provisions to resolve the dispute.

In addition, the majority of the employees working at CGC were transferred to Safeguard.

The Interform subsidiary and the CGC operating division have historically been accounted for in the Company’s printing segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of CGC are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

As part of the Company’s revised restructuring plan submitted to the Company’s secured lenders in July 2012 the Company determined that another division within the printing segment met the criteria of an asset held for sale at July 31, 2012 (Division Held for Sale). Therefore, in accordance with applicable accounting guidance the Company has determined the associated assets and liabilities of this division should be classified as assets and liabilities held for sale at July 31, 2012. The Company recorded an impairment charge of approximately $143,000 as a result of the measurement requirements associated with this division. This division's results have historically been accounted for in the Company’s printing segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, these results are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

The Company has also identified certain long-lived assets that are being included as a component of assets held for sale for the Merten division ("Merten") which is currently expected to retain a sales presence in Cincinnati, Ohio at Merten. As part of the Company’s revised restructuring plan submitted to the Company’s secured lenders in July 2012 (Revised Restructuring Plan) the Company determined that certain printing segment assets met the criteria of an asset held for sale of Merten. Therefore, in accordance with applicable accounting guidance the Company has determined certain long-lived assets of this division should be classified as assets held for sale at July 31, 2012.

The Company recorded an impairment charge of approximately $225,000 as a result of the measurement requirements associated with assets classified as held for sale of the Merten division. The Merten results have historically been accounted for in the Company’s printing segment. In accordance with the applicable accounting guidance since the Company currently intends to retain a sales presence in Cincinnati and is attempting to retain customers through a joint effort with its Chapman Printing-Lexington location, the operations of Merten would continue to be classified as continuing operations.

The Company identified two Company owned facilities within the printing segment that the Company intends to sell as a result of the Company’s Revised Restructuring Plan. These facilities are being carried at their carrying amount which is lower than the estimated fair value less cost to sell.

The Company is currently evaluating the sale or potential sale of either segments or divisions or operations within segments for each of the Company’s three operating segments. Except as disclosed herein these evaluations have not met the applicable GAAP requirements for classification as assets held for sale at the balance sheet date of July 31, 2012 nor after the balance sheet but before the issuance of the Financial Statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

The following is selected financial information included in net earnings (loss) from discontinued operations for two divisions classified within the printing segment and reflects interest on debt required to be repaid as a result of these disposal transactions and excludes any general corporate overhead allocations. The interest expense allocated to discontinued operations for the three months ended July 31, 2012 and 2011 was $51,000 and $65,000 and for the nine months ended July 31, 2012 and 2011 was $183,000 and $197,000.

	Three Months Ended July 31,
	2012			2011
	CGC	Division Held for Sale	Total	CGC	Division Held for Sale	Total
Net sales	$2,552,855	$1,450,899	$4,003,754	$4,406,955	$1,931,132	$6,338,087
(Loss) earnings from discontinued operations	99,090	(173,795)	(74,705)	111,318	46,309	157,627
Income tax benefit (expense)	(36,891)	64,706	27,815	(45,195)	(18,802)	(63,997)
Gain on sale of discontinued operations	905,425	-	905,425	-	-	-
Income tax (expense) on sale	(337,090)	-	(337,090)	-	-	-
Net earnings (loss) from discontinued operations	630,534	(109,089)	521,445	66,123	27,507	93,630

	Nine Months Ended July 31,
	2012			2011
	CGC	Division Held for Sale	Total	CGC	Division Held for Sale	Total
Net sales	$10,464,516	$4,709,906	$15,174,422	$13,629,159	$4,557,475	$18,186,634
(Loss) earnings from discontinued operations	176,825	(320,848)	(144,023)	464,931	28,635	493,566
Income tax benefit (expense)	(65,832)	119,452	53,620	(194,341)	(11,970)	(206,311)
Gain on sale of discontinued operations	905,425	-	905,425	-	-	-
Income tax (expense) on sale	(337,090)	-	(337,090)	-	-	-
Net earnings (loss) from discontinued operations	679,328	(201,396)	477,932	270,590	16,665	287,255

The major classes of assets and liabilities held for sale and of discontinued operations included in the Consolidated Balance Sheets are as follows (see Note 5 for discussion of debt allocated to liabilities held for sale/discontinued operations):

	Held for sale	Discontinued operations	Total	Held for sale	Discontinued Operations	Total
	July 31, 2012			October 31, 2011
Assets:
Accounts Receivable	$-	$820,141	$820,141	$-	$3,285,899	$3,285,899
Inventories	-	422,285	422,285	-	1,476,792	1,476,792
Other current assets	-	6,395	6,395	-	13,542	13,542
Property and equipment, net	1,302,354	619,041	1,921,395	-	-	-
Total current assets	1,302,354	1,867,862	3,170,216	-	4,776,233	4,776,233
Property and equipment, net	-	-	-	1,741,725	840,159	2,581,884
Other assets	-	-	-	-	3,752	3,752
Total noncurrent assets	-	-	-	1,741,725	843,911	2,585,636
Total assets held for sale/discontinued operations	$1,302,354	$1,867,862	$3,170,216	$1,741,725	$5,620,144	$7,361,869

Liabilities:
Accounts payable	$-	$334,274	$334,274	$-	$890,889	$890,889
Accrued payroll and commissions	-	34,374	34,374	-	345,435	345,435
Taxes accrued and withheld	-	12,600	12,600	-	165,698	165,698
Accrued expenses	-	13,644	13,644	-	35,853	35,853
Debt (see Note 5)	1,302,354	1,472,970	2,775,324	1,302,354	4,572,970	5,875,324
Total current liabilities	1,302,354	1,867,862	3,170,216	1,302,354	6,010,845	7,313,199
Total noncurrent liabilities	-	-	-	-	-
Total liabilities held for sale/discontinued operations	$1,302,354	$1,867,862	$3,170,216	$1,302,354	$6,010,845	$7,313,199

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

	Percentage of Total Revenues
	Three Months Ended July 31,		Nine Months Ended July 31,

	2012	2011	2012	2011
Revenues:
Printing	50.2%	51.7%	53.0%	53.0%
O Office products and office furniture	37.3	34.7	33.8	32.9
Newspaper	12.5	13.6	13.2	14.1
Total revenues	100.00	100.00	100.00	100.00
Cost of sales and newspaper operating costs:
Printing	38.4	39.5	39.0	40.1
Office products and office furniture	27.8	25.3	24.3	23.6
Newspaper cost of sales and operating costs	7.4	7.9	7.7	8.0
Tot Total cost of sales and newspaper operating costs	73.6	72.7	71.0	71.7
Gross profit	26.4	27.3	29.0	28.3
Selling, general and administrative expenses	26.5	23.8	26.8	23.6
Assets impairments/restructuring charges	1.0	0.0	12.2	0.3
(Loss) income from operations	(1.1)	3.5	(10.0)	4.4
Interest expense - related party	(0.1)	(0.1)	0.0	(0.1)
Interest expense	(4.2)	(3.5)	(3.5)	(3.4)
Gain on early extinguishment of debt from related party	0.0	5.2	0.0	1.7
Other income	0.0	0.1	0.1	0.0
(Loss) income from continuing operations before taxes	(5.4)	5.2	(13.4)	2.6
Income tax benefit (expense) on continuing operations	1.2	(2.1)	(14.3)	(1.1)
Net (loss) income from continuing operations	(4.2)%	3.1%	(27.7)%	1.5%

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended July 31, 2012 Compared to Three Months Ended July 31, 2011 (Continuing Operations)

Revenues

Total revenues increased 2.9% in the third quarter of 2012 compared to the same period in 2011, to $26.3 million from $25.6 million. Printing revenue was flat when compared to the third quarter of 2011 at approximately $13.2 million. Office products and office furniture revenue increased 10.4% in the third quarter of 2012 to $9.8 million from $8.9 million in the third quarter of 2011. Office products and office furniture sales were stronger in the third quarter of 2012 when compared to the third quarter of 2011 due to higher office furniture sales partially offset by a reduction in office products related sales. The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $3.3 million, consisting of advertising revenue of approximately $2.5 million and $0.8 million in circulation revenues for the three months ended July 31, 2012. The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $3.5 million, consisting of advertising revenue of approximately $2.6 million and $0.9 million in circulation revenues for the three months ended July 31, 2011. The decrease in newspaper revenue is primarily associated with decreases in both advertising and circulation revenues, reflective of macro industry dynamics coupled with the residual effect of the global economic crisis.

Cost of Sales

Total cost of sales increased 4.2% in the third quarter of 2012, to $19.4 million from $18.6 million in the third quarter of 2011. Printing cost of sales in the third quarter of 2012 increased slightly over the prior year and increased slightly as a percentage of printing sales from 76.3% in 2011 to 76.4% in 2012. The printing gross margin dollars were essentially flat when compared to the comparable period in the prior year. Office products and office furniture cost of sales increased in 2012 from 2011 levels due to higher sales and higher cost of goods sold as a percentage of office products and office furniture sales of  73.0% in 2011 to 74.7% in 2012, thus representing gross margin percent compression in the office products and office furniture segment.  Newspaper cost of sales and operating costs as a percent of newspaper sales were 59.4% and 58.6% for the three months ended July 31, 2012 and 2011.

Operating Expenses

In the third quarter of 2012, selling, general and administrative (SG&A) expenses increased on a gross dollar basis to $7.0 million from $6.1 million in 2011, an increase of $0.9 million or 14.4%. As a percentage of total sales, the selling, general and administrative expenses increased on a quarter to quarter basis in 2012 to 26.5% from 23.8% in 2011. The increase in SG&A in total and as a percent of sales was primarily reflective of increased professional fees resulting in part from provisions related to the Limited Forbearance Agreement, the Forbearance Agreement and the Credit Agreement. The increase in professional fees was approximately $0.7 million.

The Company recorded asset impairment charges during the third quarter of 2012 of approximately $225,000 on a pre-tax basis for certain assets within the printing segment that are classified as assets held for sale.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Segment Operating (Loss)Income

The printing segment reported an operating loss in the third quarter of 2012 of $(1.0) million compared to an operating loss of $(0.1) million in the third quarter of 2011. The increase in operating loss was primarily attributable to higher SG&A expenses which were primarily reflective of increased professional fees resulting in part from provisions related to the Forbearance Agreement and Limited Forbearance Agreement. The increase in professional fees approximated $0.7 million and restructuring and asset impairment charges incurred in the third quarter of 2012 of approximately $0.3 million.

The office products and office furniture segment reported operating profits of $0.3 million in the third quarter of 2012 compared to $0.6 million in the third quarter of 2011. This represented a decrease in profitability of approximately $0.3 million. This decrease is primarily the result of higher selling, general and administrative expenses in the third quarter of 2012, when compared to the comparable period of the prior year, resulting from a realignment of personnel and other expenses and divisional responsibilities between the printing segments and office products and office furniture, resulting in an increase in SG&A expenses of $0.1 million associated with these actions.

The newspaper segment reported operating income of approximately $0.4 million, in both the third quarter of 2012 and 2011. The results reflected gross profit dollar contraction due to margin percent compression and lower sales partially offset by a reduction in SG&A expenses.

(Loss) income from Operations

Income from operations decreased in the third quarter of 2012, to a (loss) of $(0.3) million from income of $0.9 million in the third quarter of 2011. This decrease is primarily the result of restructuring and impairment charges and professional fees associated with the provisions of the Credit Agreement, Limited Forbearance Agreement and Forbearance Agreement.

Other Income (expense)

Other (expense) income, net decreased approximately $1.6 million, primarily due to a pre-tax gain on early extinguishment of debt recorded in the third quarter of 2011.

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

Income Taxes

The Company’s effective tax rate for the three months ended July 31, 2012 and 2011 was a benefit of 21.7% and an expense of 40.6%. The primary difference in tax rates between 2012 and 2011 is a tax benefit from continuing operations resulting from interim implications of intraperiod tax allocations for discontinued operations when there is a loss from continuing operations to maintain financial statement neutrality and to recognize the tax components between continuing operations and discontinued operations on a discrete basis coupled with a valuation allowance taken against our aggregate deferred tax assets in the third quarter of 2012 of $0.2 million and the Company's intent to maintain a full valuation allowance on our deferred tax assets as further described herein. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets in addition in the third quarter of 2012 the tax benefit recorded resulted from the application of certain provisions of ASC 740 to maintain financial statement neutrality and recognize the tax components between continuing operations and discontinued operations on a discrete basis.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductibles. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets, including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company has determined, primarily as a result of its inability to enter into an amended credit facility upon the expiration of the Limited Forbearance Agreement on April 30, 2012, as well as the potential for a subsequent increase in interest rates coupled with the uncertainty regarding future rate increases that the secured lenders may impose on the Company that a full valuation allowance is necessary to measure the portion of the deferred tax asset that more likely than not will not be realized. The Company currently intends to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence related to our sources of future taxable income exists and the Company is better able to identify a longer term solution to our current credit situation with our secured lenders. Therefore, the amount of deferred tax asset considered realizable could be adjusted in future periods based on a multitude of factors including but not limited to a refinancing of the Company’s existing credit agreement with our secured lenders.

Net (loss) Income

Net (loss) for the third quarter of 2012 was $(1.1) million compared to net income of $0.8 million in the third quarter of 2011. Basic and diluted (loss) earnings per share for the three months ended July 31, 2012 and 2011 were a loss of $(0.10) and earnings of $0.08.

Discontinued Operations

The net income from discontinued operations of $0.5 million for the three months ended July 31, 2012 is primarily attributable to a pre-tax gain recorded as a result of the sale of CGC to Safeguard of approximately $0.9 million. The Company reported net income from discontinued operations for the three months ended July 31, 2011 of approximately $0.1 million. The Company received from Safeguard $3,100,000 in cash at closing with an additional $400,000 retained by Safeguard to be paid to the Company upon Safeguard's verification of the accuracy of seller's representations in the Agreement, among other conditions. The Company may have additional post-closing adjustments and costs associated with a current dispute with Safeguard regarding payments the Company believes are due under the Equity/Working Capital Calculation (Working Capital) and the $400,000 hold back described above. Safeguard is disputing the payment of the $400,000, hold back amount and the Company and Safeguard are currently in a resolution process regarding the working capital calculation. If the Company and Safeguard are not able to mutually agree on a settlement of the working capital calculation or the hold back amount, the APA calls for arbitration provisions to resolve the dispute.

Nine Months Ended July 31, 2012 Compared to Nine Months Ended July 31, 2011 (Continuing Operations)

Revenues

Total revenues increased 4.6% in the first nine months of 2012 compared to the same period in 2011, to $80.2 million from $76.6 million. Printing revenue increased 4.6% in the nine month period ended July 31, 2012 to $42.5 million from $40.6 million in the same period in 2011. Office products and office furniture revenue increased 7.7% in the nine month period ended July 31, 2012, to $27.1 million from $25.2 million in the same period in 2011. The increase in printing sales was primarily associated with sales growth in the second quarter of 2012 compared with the prior year across several of our print operating divisions. The increase in office products and office furniture sales was primarily due to higher office furniture sales partially offset by a reduction in office products sales. The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $10.6 million consisting of advertising revenues of approximately $8.1 million and $2.4 million in circulation revenues for the nine months ended July 31, 2012. The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $10.8 million consisting of advertising revenues of approximately $8.3 million and $2.5 million in circulation revenues for the nine months ended July 31, 2011. The decrease in newspaper revenue is primarily associated with a decrease in both advertising and circulation revenues which we believe is reflective of macro industry dynamics coupled with the residual effect of the global economic crisis.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Cost of Sales

Total cost of sales increased 3.6% in the nine months ended July 31, 2012, to $56.9 million from $55.0 million in the nine months ended July 31, 2011. Printing cost of sales increased 1.9% in the nine months ended July 31, 2012, to $31.3 million from $30.7 million in the nine months ended July 31, 2011. The increase in printing cost of sales was primarily due to the increase in printing sales partially offset by improved gross margin percent in 2012. Office products and office furniture cost of sales increased 7.6% in the nine months ended July 31, 2012, to $19.5 million from $18.1 million for the nine months ended July 31, 2011 primarily as a result of higher office furniture sales on relatively flat gross profit percent. Newspaper cost of sales and operating costs as a percent of newspaper sales were 58.2% and 56.8% for the nine months ended July 31, 2012 and 2011. This increase as a percent of newspaper sales was primarily associated with increases in the newsprint and ink category and increased motor route subsidiaries on an overall decrease in newspaper sales.

Operating Expenses

During the nine months ended July 31, 2012, compared to the same period in 2011, selling, general and administrative expenses increased as a percentage and total dollars of sales to 26.8% from 23.6% in 2011. Total selling, general and administrative expenses (SG&A) increased $3.3 million. The increase in SG&A in total and as a percent of sales was primarily reflective of increased professional fees resulting in part from provisions related to the Forbearance Agreement and Limited Forbearance Agreement. The increase in professional fees was approximately $1.8 million. In addition, the Company recorded an increase in bad debt expense when compared to the comparable period of 2011 of approximately $0.7 million primarily to reflect an increase in the allowance for doubtful accounts primarily associated with specific accounts within one operating division of the printing segment, incurred in the second quarter of 2012.

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

Segment Operating (Loss) Income

The printing segment reported an operating (loss) for the first nine months of 2012 of $(1.6) million from operating income of $0.2 million in the first nine months of 2011. The operating loss was primarily attributable to higher SG&A expenses which were primarily reflective of increased professional fees resulting in part from provisions related to the Forbearance Agreement and Limited Forbearance Agreement. The increase in professional fees approximated $1.8 million. The printing segment also experienced higher SG&A related to bad debt expense. The increase in bad debt expense was associated primarily with specific accounts within one operating division and were incurred in the second quarter of 2012. These increases in expenses were partially offset by improved gross margins due to higher printing sales and improved gross margin percent.

The office products and office furniture segment reported operating profits in the first nine months of 2012 of $1.7 million compared to $1.4 million in the first nine months of 2011. This represented an increase in profitability of approximately $0.3 million. This increase is primarily the result of higher office furniture sales and relative stability in gross profit percent yielding an overall increase in gross profit dollars. These results were partially impacted by a realignment of personnel and other expenses and divisional responsibilities between, the printing segment and office products and office furniture , representing an increase in SG&A expenses of $0.1 million.

The newspaper segment reported operating income of $1.7 million, in the first nine months of 2011, and an operating loss of ($8.0) million, in the first nine months of 2012. The reduction in operating income was primarily reflective of a pre-tax impairment charge associated with goodwill and other intangible assets aggregating $9.5 million.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Loss) Income from Operations

(Loss) from operations in the nine month period ended July 31, 2012, was a loss of $(8.0) million compared to income from operations of $3.3 million in the same period of 2011. The results for 2012 are primarily reflective of goodwill impairment charges of $9.5 million related to the newspaper segment coupled with higher SG&A expenses partially impacted by an improved gross profit contribution. The 2011 results were partially impacted by restructuring related charges of approximately $250,000, of which $29,000 is reflected as a component of cost of goods sold and $221,000 is reflected as restructuring charges.

Other Income (expense)

Other (expense) (net), increased approximately $1.4 million from 2011 to 2012, primarily due to a pre-tax gain on early extinguishment of debt recorded in the third quarter of 2011.

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

Income Taxes

The Company’s effective tax rate for the nine months ended July 31, 2012 and 2011 was a negative (106.7%) and 41.8%. The primary difference in tax rates between 2012 and 2011 and for 2012 between the effective tax rate and the statutory tax rate is a result of the valuation allowance taken against our deferred tax assets in the second quarter of 2012 of in the amount of $15.2 million and a valuation allowance increase of $0.2 million in the third quarter of 2012. The 2012 tax rate was also impacted by a tax benefit from continuing operations resulting from interim implications of intraperiod tax allocations for discontinued operations when there is a loss from continuing operations to maintain Financial Statement neutrality and to recognize the tax components between continuing operations and discontinued operations on a discrete basis. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets in addition in the third quarter of 2012 the tax benefit recorded resulted from the application of certain provisions of ASC 740 to maintain financial statement neutrality and recognize the tax components between continuing operations and discontinued operations on a discrete basis.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductibles. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets, including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company has determined, primarily as a result of its inability to enter into an amended credit facility upon the expiration of the Limited Forbearance Agreement on April 30, 2012, as well as the potential for a subsequent increase in interest rates coupled with the uncertainty regarding future rate increases that the secured lenders may impose on the Company that a full valuation allowance is necessary to measure the portion of the deferred tax asset that more likely than not will not be realized. The Company currently intends to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence related to our sources of future taxable income exists and the Company is better able to identify a longer term solution to our current credit situation with our secured lenders. Therefore, the amount of deferred tax asset considered realizable, could be adjusted in future periods based on a multitude of factors including but not limited to a refinancing of the Company’s existing credit agreement with our secured lenders.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Net (loss) Income

Net income for the nine months ended July 31, 2011 was $1.2 million compared to a net (loss) of $(22.2) million for the same period in 2012.  Basic and diluted (loss) earnings per share for the nine months ended July 31, 2012 was a loss of $(1.96) compared to 2011 earnings at $0.11.

Discontinued Operation

Earnings from discontinued operations on a pre-tax basis before gain on sale of discontinued operations decreased from $0.5 million in the first nine months of 2011 to a loss of $(0.1) million in the first nine months of 2012. This resulted primarily from a sales reduction of $3.0 million or 16.6% and an overall reduction in gross profit dollars.

As a result of reclassifying substantially all of the assets at July 31, 2012 for a printing division as assets from discontinued operations, the Company recorded asset impairment charges of $143,000 in the third quarter of 2012.

The Company recorded a pre-tax gain as a result of the sale of CGC to Safeguard of approximately $0.9 million. The Company may have additional post-closing adjustments and costs associated with a current dispute with Safeguard regarding payments the Company believes are due under the Working Capital adjustment and the $400,000 hold back. Safeguard is disputing the payment of the $400,000, hold back amount and the Company and Safeguard are currently in a resolution process regarding the working capital calculation. If the Company and Safeguard are not able to mutually agree on a settlement of the working capital calculation or the hold back amount, the APA calls for arbitration provisions to resolve the dispute.

As a result of the pre-tax gain of $0.9 million on the CGC sale net income attributable to discontinued operations increased to $0.5 million in the first nine months of 2012 compared to $0.3 million in 2011.

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

Seasonality

Historically, the Company has experienced a greater portion of its profitability in the second and fourth quarters than in the first and third quarters.  The second quarter generally reflects increased orders for printing of corporate annual reports and proxy statements.  A post-Labor Day increase in demand for printing services and office products coincides with the Company’s fourth quarter. The global economic crisis as well as other macro-economic factors and customer demand has impacted this general trend in recent years. In addition, recent restructuring initiatives, asset disposals and other actions may have an impact on historical trends due to product mix and operational charges. The Company is unable to predict if this trend has fundamentally shifted until such time a more stable economic climate is present and the Company's continuing operations are assessed in light of its restructuring initiatives.

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

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Liquidity and Capital Resources

Statement of Cash Flows (Continuing Operations)

Net cash provided by operations for the nine months ended July 31, 2012, was $5.4 million compared to net cash provided by operations of $4.2 million during the same period in 2011. This change in net cash from operations is due primarily to timing changes in assets and liabilities.

Net cash (used in) investing activities for the nine months ended July 31, 2012 was ($0.4) million compared to ($0.6) million during the same period in 2011. The net cash used in investing activities during the first nine months of 2012 and 2011 primarily related to the purchase of equipment and vehicles.

Net cash (used in) financing activities for the nine months ended July 31, 2012 was ($5.1) million compared to ($3.5) million during the same period in 2011. In 2012, the net cash used in financing activities primarily related to scheduled payments of long term debt and a reduction in negative book cash balances. In 2011, the net cash used in financing activities related to scheduled payments of long term debt and payments on the Company's revolving line of credit.

Statement of Cash Flows (Discontinued Operations)

The Company has reported cash flows from discontinued operations as discrete single items of operating, investing and financing activities. The Company believes the resulting effect of these transactions should improve overall credit metrics, however, the allocation of proceeds may negatively impact overall liquidity due primarily to a reduction in borrowing base capacity.

Liquidity and Capital Resources

Working capital on July 31, 2012, inclusive of liabilities held for sale/discontinued operations, was $(26.0) million and at October 31, 2011 was $(31.5) million. The negative working capital at July 31, 2012 is associated with the classification as a current liability of approximately $25.5 million of term debt which was previously classified as long term as well as approximately $8.3 million in revolving credit borrowings being classified as current based on contractual maturities. The $25.5 million term debt reclassification resulted from the Company's inability to remain in compliance with certain of its financial covenants.

The Company had historically used cash generated from operating activities and debt to finance capital expenditures and the cash portion of the purchase price of acquisitions. Management plans to continue making required investments in equipment. The Company has available a line of credit totaling up to $13.6 million (reduced to $13.0 million effective August 16, 2012 with the execution of the September Forbearance Agreement) which is subject to borrowing base limitations and reserves which may be initiated by the Administrative Agent for Lenders in its sole discretion and are subject to a minimum excess availability threshold as well as the provisions of the Forbearance Agreement (See Note 5 of the Consolidated Financial Statements) and as a result of a Notice of Default letter available solely in the discretion of the secured lenders. For the foreseeable future, including through Fiscal 2012, the Company's ability to fund operations, meet debt service requirements and make planned capital expenditures is contingent on continued availability of the aforementioned credit facilities and the ability of the Company to complete a restructuring or refinancing of the existing debt. The Company does not currently believe it will generate sufficient cash flow from operations to meet both scheduled principal and interest payments and pay off the entire line of credit which matures in September 2012.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

The Company faces substantial liquidity challenges for the remaining of fiscal 2012 and beyond. The liquidity factors we face include:

•	Implementation of a restructuring and profitability plan to rationalize and improve our cost and operating structure.
•	Identify assets, which can be strategically sold to improve our overall credit metrics. This may include real estate and other asset sales or segment and division sales.
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

On September 12, 2012, the Company entered into a Second Amendment to the Limited Forbearance Agreement and Fifth Amendment to Credit Agreement ("September Forbearance Agreement") which extended the maturity of the Facility through October 15, 2012. The Company is working with its secured lenders to target a longer-term extension with a current target date within the third quarter of 2013.

The September Forbearance Agreement provides that during the forbearance period, so long as the Company meets the conditions of the Limited Forbearance Agreement, it may continue to request credit under the revolving credit line.

The September Forbearance Agreement required the Company to/or changed as follows:

(a)	pay a 0.10% extension fee based on the then-outstanding loans, interests in Letters of Credit and Unused Revolving Credit Commitments;
(b)	continue services of bank group consultant as well as continued retention of Company advisors;
(c)	release and term debt pay down of remaining $500,000 under the provisions of the Contribution Agreement;
(d)	continue actions to effectuate certain transactions including the financing of certain receivables and finalizing the Safeguard transaction;
(e)	agree to terms on a debt restructuring by September 15, 2012 subject to credit approval and documentation;
(f)	minimum EBITDA covenant for August 2012 of $400,000;
(g)	aggregate revolving credit commitments of $13,000,000.

Based on current discussions with the Secured Lenders a revised credit structure is currently being reviewed. This structure may involve a revised maturity targeted within the third quarter of 2013 as well as additional initiatives including certain asset or segment sales and the potential for a substantial dilution of equity holders through stock warrant issues, as well as an increase in interest rates and non-cash interest in the form of payment in kind (PIK) interest. The current discussions also involve a reduction in principal payments and other incentives, for the Company, if certain milestones are achieved, which may partially mitigate the impact on the Company of the revised credit structure being discussed.

The Company has continued to negotiate with the Administrative Agent and Secured Lenders prior to the expiration of the Forbearance Agreement and during the default period after the expiration of the Forbearance Agreement and prior to the execution of the September Forbearance Agreement in an effort to enter into a revised forbearance agreement. It is the Company’s goal to enter into a longer term forbearance or credit agreement which will allow the Company sufficient time to complete its restructuring efforts and to deleverage the Company in an appropriate fashion and ultimately receive a more longer term refinancing in the market place. Based on current negotiations, the Company is working with the Secured Lenders to amend and restructure the existing credit facility with a revised maturity date target for all facilities within the third quarter of 2013. This will allow the Company an opportunity to pursue a refinancing outside of the current secured lender syndicate. At this point in time, an agreement satisfactory to the Company and the Secured Lenders has not been reached, and the Company is unable to predict with any reasonable certainty the timing or likelihood of achieving a mutually acceptable revised forbearance agreement or amended credit facility.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

In the event the Company’s secured lenders determine that they will not renew or extend the Company’s Credit Agreement under terms that are mutually acceptable to the secured lenders and the Company, then the secured lenders under the provisions of the Credit Agreement would have the right to enforce their liens, which could result in a sale of the Company’s assets, including a liquidation or change in control of the Company. The Company believes that due to the fact that its operations and prospects are dependent in a large part on the continued efforts of Marshall T. Reynolds, a sale of such assets in whole or in part may not yield a full return of the debt principal to the secured lenders due to the cash flow nature of the loan from inception to date. The Company is working with its secured lenders, advisors and investment bankers to identify reasonably acceptable options and alternatives that include transaction alternatives which  make reasonable sense for all parties. If the secured lenders ultimately feel that they could maximize their returns by foreclosing on the Company’s assets, which the Company does not believe have adequate collateral coverage, then it would be the prerogative of the secured lenders to do so in the event the Company is unable to identify an alternative financing source, which may be challenging in the current economic climate. The Company ultimately believes the best course of action is for the Company to continue to negotiate with the secured lenders and work with its external advisory group to define a path to deleverage the Company in a prudent, deliberate fashion while serving its core customer base and striving to the best of its ability to assure that all obligations are satisfied to both secured and unsecured creditors.

In regards to transaction alternatives being reviewed by the Company pursuant to a restructuring plan submitted to the Company's secured lenders, the Company had reviewed the potential sale of both the newspaper segment and of certain operating divisions encompassed within other segments. The Company had previously identified one division, which at the prior quarter's balance sheet date of April 30, 2012 appeared to have characteristics which would indicate a reasonable possibility of the division being sold within one year. Prior to the quarter ended July 31, 2012, the Company was able to consummate the sale of the division, CGC, for approximately $3.1 million. The proceeds were required to be used to pay debt of $1.4 million on the line of credit and $1.7 million in term debt. The Company may have additional post-closing adjustments and costs associated with a current dispute with the Buyer regarding payments the Company believes are due under the Equity/Working Capital Calculation ("Working Capital") and the $400,000 hold back described above. Safeguard is disputing the payment of the $400,000, hold back amount and the Company and Safeguard are currently in a resolution process regarding the Working Capital calculation. If the Company and Safeguard are not able to mutually agree on a settlement of the Working Capital calculation or the hold back amount, the APA calls for arbitration provisions to resolve the dispute.

The Company is actively engaged in other possible sale activities including one division which has been definitively committed to by the management of the Company and certain asset sales of the Merten division as well as identified real estate transactions. The Company has committed to pursue other possible sales pursuant to a restructuring plan submitted to the Administrative Agent in the second and third quarters of 2012. As a result of certain assets being classified as assets held for sale the Company recorded impairment charges of $368,000, of which approximately $143,000 was charged to discontinued operations and $225,000 was charged to continuing operations. However, in future periods the Company may incur substantial costs or charges in the event a division, an asset or group of assets or segment is sold by the Company. The Company is unable to currently predict if there will be any future asset sales and the costs and gains or losses that may result from such activity.

The Company has engaged the investment banking group of Raymond James & Associates, Inc. (Raymond James) to assist it with a potential restructuring or refinancing of the existing debt and other potential transaction alternatives. Pursuant to the terms of the Limited Forbearance Agreement, the Company also engaged a Chief Restructuring Advisor to work with the Company, Raymond James, the Administrative Agent and syndicate of banks to address various factors, including the expiration of the Limited Forbearance Agreement on April 30, 2012, the Forbearance Agreement on August 15, 2012, the revolving line of credit maturing in September 2012, and the term loan facility, which expires in September 2013. The Company continues to have ongoing dialogue with the Administrative Agent and the syndicate of banks with respect to its credit facilities.  At July 31, 2012, a total of $38.7 million of current and long-term debt and outstanding revolving line of credit borrowings are subject to accelerated maturity and, as such, the creditors may, at their option, give notice to the Company that amounts owed are immediately due and payable.

The Company may incur costs in 2012 and beyond related to facility consolidations, employee termination costs and other restructuring related activities. The Company has incurred and expects to incur in the future substantial costs associated with various advisory fees with respect to its various credit facilities. These costs may be incurred, in part, as a response to the Company's efforts to overcome the impact of the global economic crisis, and may occur pursuant to certain initiatives being reviewed in accordance with the provisions of the Forbearance Agreement, September Forbearance Agreement and Limited Forbearance Agreement and other contractual requirements.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

On August 20, 2012 the Company received a Notice of Forbearance Termination, Additional Defaults and Reservation of Rights ("Notice of Default") letter from the Administrative Agent for its secured lenders which was reported pursuant to Item 2.04 of Form 8-K filed August 21, 2012. This Notice of Default resulted from the expiration of the First Amended and Restated Limited Forbearance Agreement ("Forbearance Agreement") on August 15, 2012. The Forbearance Agreement was the result of a previous Notice of Default as more fully described herein. The Company references to minimum excess availability and other credit availability related to the Forbearance Agreement are not applicable after July 31, 2012 due to the expiration of the Forbearance Agreement. The Company has been notified that any extension of additional credit would be made by the Lenders in their sole discretion without any intention to waive any Event of Default. The Lenders have continued to provide the Company with access to the applicable revolving credit facilities during this default period.

On December 28, 2011, the Administrative Agent, the Lenders, the Company, all of its subsidiaries and Marshall T. Reynolds entered into a Limited Forbearance Agreement and Third Amendment to Credit Agreement and Fourth Amendment to Credit Agreement (the "Limited Forbearance Agreement") which provided, among other things, that during a forbearance period commencing on December 28, 2011, and ending on April 30, 2012 (unless terminated sooner by default of the Company under the Limited Forbearance Agreement or Credit Agreement), the Lenders were willing to temporarily forbear exercising certain rights and remedies available to them, including acceleration of the obligations or enforcement of any of the liens provided for in the Credit Agreement. The Company acknowledged in the Limited Forbearance Agreement that as a result of the existing defaults, the Lenders are entitled to decline to provide further credit to the Company, to terminate their loan commitments, to accelerate the outstanding loans, and to enforce their liens. The Company received a notice of default and reservation of rights letter on May 2, 2012, which was reported pursuant to Item 2.04 of Form 8-K filed May 4, 2012.

The Limited Forbearance Agreement provided that during the forbearance period, so long as the Company met the conditions of the Limited Forbearance Agreement, it could continue to request credit under the revolving credit line.

The Limited Forbearance Agreement required the Company to:
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

The Forbearance Agreement provided that the revolving credit commitment under the Credit Agreement was $13,600,000 (reduced to $13.0 million effective August 16, 2012 with the execution of the September Forbearance Agreement) and provides for a $1,450,000 reserve against the Credit Agreement borrowing base. The Company had borrowed under its $13.6 million line of credit approximately $8.3 million at July 31, 2012, which encompassed working capital requirements, refinancing of existing indebtedness prior to the Herald-Dispatch acquisition and to partially fund the purchase of the Herald-Dispatch. Pursuant to the terms of the Forbearance Agreement, the Company's borrowing base certificate as submitted to the Administrative Agent reflected minimum excess availability of $2.8 million as of July 31, 2012. The minimum excess availability is subject to a $1,450,000 reserve and may be adjusted by the Administrative Agent and as a result of the expiration of the Forbearance Agreement on August 15, 2012 any future borrowings would be subject to the discretion of the Administrative Agent. The Company had borrowed under its $13.6 million line of credit approximately $8.3 million at July 31, 2012, which encompassed working capital requirements, refinancing of existing indebtedness prior to The Herald-Dispatch acquisition and to partially find the purchase of The Herald-Dispatch.

The Limited Forbearance Agreement provided that $2,000,000 of the $2,500,000 cash collateral held by the Administrative Agent pursuant to the Contribution Agreement and Cash Collateral Security Agreement dated March 31, 2010, among the Company, Marshall Reynolds and the Administrative Agent (the "Contribution Agreement") shall be applied at the execution of the Limited Forbearance Agreement to the outstanding term loans in inverse order of maturity, which shall satisfy in full (a) any fixed charge violation (as defined in the Contribution Agreement) as of October 31, 2011, and during the forbearance period and (b) any excess cash flow payment due under the Credit Agreement during the forbearance period. If the Company, the Administrative Agent and applicable lenders do not enter into a new agreement or an amendment to the Limited Forbearance Agreement by April 30, 2012, the defaults shall be deemed existing and unsecured and any remaining funds in the cash collateral account shall be immediately available to the Administrative Agent pursuant to the Contribution Agreement. The $2,000,000 in cash collateral released to pay down term debt was issued in the form of a subordinated unsecured promissory note in like amount on December 28, 2011. The remaining cash collateral of $500,000 will be used to pay down term debt pursuant to the terms of the September Forbearance Agreement.

Upon the expiration of the Forbearance Agreement, a total of $38.7 million of long-term debt and outstanding revolving line of credit borrowings outstanding at July 31, 2012 are subject to accelerated maturity and, as such, the creditors may, at their option, give notice to the Company that amounts owed are immediately due and payable. As a result, the full amount of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at July 31, 2012, representing $25.5 million of term debt as well as approximately $8.3 million in revolving credit borrowings based on contractual maturities. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest, including additional payments for excess cash flow recapture payments and extra payments provided for within the Limited Forbearance Agreement and Credit Agreement. The Company is required to maintain a minimum of $750,000 of compensating balances with the Administrative Agent under the terms of its Credit Agreement.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first nine months of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6. Exhibits

a)	Exhibits*:

(31.1)	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Marshall T. Reynolds	Exhibit 31.1 Page Exhibit 31.1-p1
(31.2)	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Todd R. Fry	Exhibit 31.2 Page Exhibit 31.2-p1
(32)	Marshall T. Reynolds and Todd R. Fry Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002	Exhibit 32 Page Exhibit 32-p1

* XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing data of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION INDUSTRIES, INC.

Date: September 14, 2012	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: September 14, 2012	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer