Form 10-Q/A
period 2012-09-18
CHAMPION INDUSTRIES INC
filed 2012-09-18
CIK 19149

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A
Amendment No. 1
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

Champion Industries, Inc.

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012, originally filed with the Securities and Exchange Commission on September 14, 2012, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q and the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION INDUSTRIES, INC.

Date: September 18, 2012	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: September 18, 2012	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Description

31.1		Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	.	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	.INS	XBRL Instance Document**
101	.SCH	XBRL Taxonomy Extension Schema Document**
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101	.PRE	Taxonomy Extension Presentation Linkbase Document**
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Previously filed or furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012.

**	Furnished with this Amendment No. 1.

E-1