Form 10-K
CHAMPION INDUSTRIES INC
filed 2013-01-29
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-21084

CHAMPION INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

West Virginia	55-0717455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2450 First Avenue P.O. Box 2968 Huntington, West Virginia	25728
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (304) 528-2700
Securities registered pursuant to Section 12(g) of Act: Common Stock, $1.00 par value	OTCQB (Name of each exchange on which registered)
Securities registered pursuant to Section 12(b) of Act: None

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
Yes ☐No ☒

As of April 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,566,887 based on the closing price as reported on the National Association of Securities Dealers Automated Quotation System Global Market.

The outstanding common stock of the Registrant at the close of business on January 9, 2013, consisted of 11,299,528 shares of Common Stock, $1.00 par value.

Total number of pages including cover page: 196

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s definitive proxy statement expected to be dated February 15, 2013, with respect to its Annual Meeting of Shareholders to be held on March 18, 2013, are incorporated by reference into Part III, Items 10-14. Exhibit Index located in Part IV Item 15.

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

PART I

              The Company experienced net losses in 2012, 2011 and 2009, due primarily to non-cash charges for impairment of goodwill and other intangible assets associated with the newspaper segment of the Company as well as a valuation allowance increase against our deferred tax assets in 2012. In addition through October 31, 2012, the Company has paid down approximately $47.7 million or 55.8% of the initial balance of syndicated outstanding debt of $85.5 million primarily incurred in the acquisition of the Herald-Dispatch. This debt was paid down during a significant economic downturn and a severe secular decline within our printing and newspaper segments. Our ability to operate is dependent on our ability to complete a restructuring or refinancing of the existing debt, due to the Company’s inability to satisfy short term obligations with currently available funds, primarily related to the maturity of its credit obligations to a syndicate of banks in June of 2013 or earlier if the Company is unable to comply with the multitude of covenants in its Restated Credit Agreement (as defined in Note 3) many of which are beyond the direct control of the Company. Therefore, the Company believes there is a reasonable possibility of default at or before March 31, 2013 and our ability to operate as a going concern is dependent on our ability to address our current credit situation. (see Item 1A, "Risk Factors", Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of the Notes to Consolidated Financial Statements)

ITEM 1 - BUSINESS

HISTORY

            Champion Industries, Inc. (“Champion” or the “Company”) is a major commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets east of the Mississippi River. The Company also publishes The Herald-Dispatch daily newspaper in Huntington, West Virginia, with a total daily and Sunday circulation of approximately 23,000 and 28,000 respectively. The Company's sales offices and/or production facilities are located in Huntington, Charleston, Parkersburg, Clarksburg, Morgantown, West Virginia; Lexington, Kentucky; Baton Rouge and New Orleans, Louisiana; Cincinnati, Ohio (production consolidated into existing facilities in the third quarter of 2012); Kingsport, Tennessee (substantially all of the assets of this division were sold in December 2012); Evansville, Indiana; and Asheville, North Carolina. The Company's sales force of approximately 90 salespeople sells printing services, business forms management services, office products, office furniture and newspaper advertising.

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

On November 13, 1995, the Company acquired Donihe Graphics, Inc. (“Donihe”), a high-volume color printer based in Kingsport, Tennessee. The Company sold substantially all of the assets of Donihe in December 2012.

On July 1, 1996, the Company acquired Smith & Butterfield Co., Inc. (“Smith & Butterfield”), an office products company located in Evansville, Indiana, and Owensboro, Kentucky. Smith & Butterfield is operated as a division of Stationers, Inc.

On August 21, 1996, the Company purchased the assets of The Merten Company (“Merten”), a commercial printer headquartered in Cincinnati, Ohio. Merten's operation was consolidated into other existing facilities in the third quarter of 2012 and substantially all of the machinery and equipment was sold in December of 2012.

On December 31, 1996, the Company acquired all outstanding capital stock of Interform Corporation (“Interform”), a business form manufacturer in Bridgeville, Pennsylvania. Primarily as result of the global economic crisis, the Interform division ceased manufacturing in January of 2011. The CGC division which operated under the Interform subsidiary was sold in July 2012.

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

BUSINESS

Champion is engaged in the commercial printing and office products and furniture supply business in regional markets east of the Mississippi River. The Company also publishes The Herald-Dispatch daily newspaper in Huntington, West Virginia with a total daily and Sunday circulation of approximately 23,000 and 28,000. The Company's sales force markets a full range of printing services, business forms, office products and office furniture. Management views these sales activities as complementary, since frequent customer sales calls required for one of its products or services provide opportunities to cross-sell other products and services. The Company believes it benefits from significant customer loyalty and customer referrals because it provides personal service, quality products, convenience and selection with one-stop shopping.

The Company's printing services range from the simplest to the most complex jobs, including business cards, books, tags, labels, brochures, posters, 4- to 6-color process printing and multi-part, continuous and snap-out business forms. The Company's state-of-the-art equipment enables it to provide computerized composition, art design, paste-up, stripping, film assembly and color scanner separations. Included within our print segment are fulfillment services to our customers which encompass warehousing, distribution, and reporting services. The Company also offers complete bindery and letterpress services. The printing operations contributed $55.4 million, $55.4 million, and $57.4 million or 53.1%, 53.0% and 54.1% of the Company's total revenues for the fiscal years ended October 31, 2012, 2011 and 2010.

The Company provides a full range of office products and office furniture primarily in the budget and middle price ranges, and also offers office design services. The Company publishes a catalog of high volume, frequently ordered items purchased directly from manufacturers. These catalog sales account for the bulk of sales volume and afford sales personnel flexibility in product selection and pricing. Medium to large volume customers are offered levels of pricing discounts. In addition, the Company offers a broad line of general office products through major wholesalers' national catalogs. The Company has implemented Internet e-commerce sites, which allow customers to order office products, furniture and forms online. The e-commerce sites include the office products and office furniture catalog, which is customized specifically for each customer requesting Internet e-commerce access. These sites include www.stationers-wv.com and www.cbiwv.com. In addition, the Company offers customized on-line forms management solutions through http://printwithchampion.com. The Company believes that its e-commerce sites will allow customers to access data concerning their company’s purchase habits so as to better control expenditures for office products and business forms and eliminate large in-house inventories. The Company is a member of a major office products purchasing organization. Members benefit from volume discounts, which permit them to offer competitive prices and improve margins. The Company's office furniture business focuses on the budget to middle price range lines, although upscale lines are offered as well. Office products, office furniture and office design operations contributed $35.0 million, $34.5 million, and $33.4 million, or 33.5%, 33.1% and 31.5% of the Company's total revenues for the fiscal years ended October 31, 2012, 2011 and 2010.

The Company operates a daily newspaper in Huntington, West Virginia. The Company entered the newspaper business by purchasing the assets of The Herald-Dispatch from Gatehouse Media, Inc. The Herald-Dispatch was previously owned by Gannett, Inc. since 1971 and was sold to Gatehouse Media, Inc. in May of 2007.

The newspaper contributed $14.0 million, $14.6 million, and $15.3 million, or 13.4%, 13.9%, and 14.4% of the Company's total revenues for the fiscal years ended October 31, 2012, 2011 and 2010.

ORGANIZATION

Champion’s three lines of business were comprised of seventeen operating divisions (one of which is held for sale at October 31, 2012). The Huntington headquarters provides centralized financial management and administrative services to all of its business segments.

Commercial Printing

Seven commercial printing divisions are located in Huntington, Charleston and Parkersburg, West Virginia; Lexington, Kentucky; Baton Rouge, Louisiana; Cincinnati, Ohio (production ceased in June of 2012); Kingsport, Tennessee (Held for sale) and substantially all of the property, plant and equipment sold in December 2012); and Asheville, North Carolina. Each has a sales force, a customer service operation and a pre-press department that serve the customers in their respective geographic areas. Although each customer's interface is solely with its local division's personnel, its printing job may be produced in another division using the equipment most suited to the quality and volume requirements of the job. In this way, for example, Champion can effectively compete for high quality process color jobs in Lexington by selling in Lexington, printing in Parkersburg and binding in Huntington. The full range of printing resources is available to customers in the entire market area without Champion having to duplicate equipment in each area.

Consolidated Graphic Communications division in Bridgeville, Pennsylvania, operated as a full line printing and printing services distributor. The division offered complete print management, fulfillment services and B2B e-commerce solutions. This division was sold on July 2, 2012.

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

Newspaper

      The Herald-Dispatch, located in Huntington, WV, publishes a daily newspaper with a daily and Sunday circulation of approximately 23,000 and 28,000 respectively.

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

Division	Sales & Customer Service	Pre-Press	Sheet Printing	Rotary Printing	Full Color	High Volume Full Color	Output Solutions

Huntington	*	*	*	*
Charleston / Morgantown	*	*
Champion Output Solutions	*						*
Parkersburg	*	*	*		*
Lexington	*	*
Champion Graphic Communications (Baton Rouge)	*	*	*		*
Carolina Cut Sheets, Inc.	*
U.S. Tag & Ticket Company, Inc.	*	*		*
Donihe Graphics, Inc. (Sold in December 2012)	*	*	*	*	*	*
Blue Ridge Printing Co., Inc.	*	*	*		*
River Cities Printing	*	*		*

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

During the fiscal years ended October 31, 2012, 2011 and 2010, no single customer accounted for more than 5% of the Company’s total revenues. Due to the project-oriented nature of customers' printing and furniture requirements, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects.

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

EMPLOYEES

On October 31, 2012, the Company had approximately 550 employees.

 As a result of the acquisition of The Herald-Dispatch, the Company also is party to a collective bargaining agreement with Graphic Communication Conference/ International Brotherhood of Teamsters Local 619-M of District Council 3 covering newspaper press production employees (totaling approximately 10 employees at October 31, 2012) at The Herald-Dispatch Huntington, West Virginia, location. The contract expires December 31, 2013. The Company believes relations with the unions and covered employees are good.

EXECUTIVE OFFICERS OF CHAMPION
		Position and offices with Champion;

Name	Age	Principal occupation or employment last five years
Marshall T. Reynolds	76
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

J. Mac Aldridge	71
Senior Vice President of the Company and Division Manager - Stationers since January 2005; Vice President and Division Manager - Stationers from December 1992 to January 2005; Vice President of Company and Division Manager - Huntington from September 1995 to October 1997; President and General Manager of Stationers since November 1989; Sales Representative of Huntington Division of Harrah and Reynolds from July 1983 to October 1989. (Mr. Aldridge retired effective December 17, 2012)

R. Douglas McElwain	65
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

Todd R. Fry	47
Senior Vice President and Chief Financial Officer of the Company since January 2005; Vice President and Chief Financial Officer of the Company from November 1999 to January 2005; Treasurer and Chief Financial Officer of Broughton Foods Company from September 1997 to June 1999; Coopers & Lybrand L.L.P. from 1991 to September 1997.

Jeff Straub	56	Senior Vice President of the Company since May 2012, production manager from July 2010 to May 2012; general manager of Wise Business Forms from February 1999 to July 2010.

ITEM 1A - RISK FACTORS

        The Company’s business and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, and cash flows.

Dependence on Marshall T. Reynolds; Control of the Company.

    The Company's operations and prospects are dependent in large part on the continued efforts of Marshall T. Reynolds.  The loss of Mr. Reynolds could have an adverse effect on the Company. In addition, by virtue of Mr. Reynolds' ownership of Company common stock, Mr. Reynolds will continue to significantly influence our operations. As of October 31, 2012, Marshall T. Reynolds and his affiliated entities, including The Harrah and Reynolds Corporation ("Harrah and Reynolds"), held 6,067,742 shares (53.7%) of the common stock of the Company prior to the effect of the issuance of stock warrants. Mr. Reynolds and Harrah and Reynolds have pledged 3,771,500 of these shares (constituting 62.2% of all outstanding shares beneficially owned by Mr. Reynolds) as collateral to secure loans made to Mr. Reynolds or Harrah and Reynolds in the ordinary course of business by several commercial banks. Any disposition of such pledged shares upon a default by Mr. Reynolds or Harrah and Reynolds under such loans could result in a change in control of the Company or adversely affect the prevailing market price of the common stock. The Company has no reason to believe that any such default will occur.

Our indebtedness could adversely affect our financial health and reduce the funds available to us for other purposes, including dividend (if any in the future) payments and our credit position may result in dilution to our shareholders
                We have a significant amount of indebtedness. Our credit facilities with a syndicate of banks have a maturity of June 30, 2013 and are collateralized by substantially all of our assets. The Company has several covenants which may trigger a default in our credit facilities prior to contractual maturity. Although the Company is making reasonable efforts to comply with the applicable covenants many of the covenants are beyond the direct control of the Company. The Company does not believe it will have sufficient cash flows from operations to repay its credit facilities by the June 30, 2013 maturity date. The Company has engaged the investment banking group of Raymond James and Associates, Inc. as well as a chief restructuring advisor to assist the Company in a potential restructuring or refinancing of the existing debt and other potential alternatives. At October 31, 2012, we had total indebtedness of $39.8 million, net of debt discounts, under our credit facilities. Our interest expense for the year ended October 31, 2012, was approximately $3.8 million. At October 31, 2012, the borrowings under our credit facilities were subject to a floating interest rate of LIBOR plus the applicable margin or the prime rate plus the applicable margin. Failure to maintain compliance with financial and other covenants as required by our credit facility could result in default and acceleration of amounts due under those facilities.

                Pursuant to the Restated Credit Agreement, the Company issued its secured lenders warrants to purchase Class B common stock equal to thirty percent (30%) of the then issued and outstanding common stock of the Company, on a fully diluted post-exercise basis. Therefore, after a full warrant exercise by the secured lenders Mr. Reynolds’ ownership would decline from 53.7% to 37.6%. The Company is currently unable to predict the amount, if any, of any further dilution in common stock.

Volatility in U.S. credit markets could affect the Company's ability to obtain financing to fund acquisitions, investments, or other significant operating or capital expenditures.

                At the end of 2012, the Company had approximately $39.8 million, net of discounts, of indebtedness. A further tightening of credit availability could restrict the Company's ability to finance significant transactions and also limit its ability to refinance its existing capital structure or to fund its current operation pursuant to the terms of the Company's Applicable Credit Agreements. The Company's Credit facilities expire on June 30, 2013.

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

The Company may be adversely impacted by the rising costs of critical raw materials such as paper, ink, energy and other raw materials.

    Our primary raw material is paper; therefore the purchase of paper and other raw materials such as ink, energy and items we distribute such as office products and office furniture and goods and services represent a large portion of our costs. Any increases in the costs of these items will also increase our costs. Depending on the nature of such increases we may not be able to pass these costs on to customers through higher prices. Increases in the costs of these items may also adversely impact our customers’ demand for printing and related services as well as for office products and office furniture.

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

We may incur Additional Non-Cash Impairment Charges

               We have significant amounts of goodwill and identifiable intangible assets. In 2012, 2011 and 2009, we recorded substantial impairment charges to reduce the value of certain of these assets. Should general economic, market or business conditions decline further, and continue to have a negative impact on our stock price or projected future cash flows, we may be required to record additional impairment charges in the future. See Item 7, “Critical Accounting Policies Involving Significant Estimates”, included herein, for additional information on the risks associated with such assets.

Cyber security risks could harm our ability to operate effectively

               In 2012, online revenue that is classified as advertising revenue made up approximately 7% of our newspaper segment. We use computers in substantially all aspects of our business operations. Such uses give rise to cyber security risks. We believe we have appropriate preventive systems and processes in place to protect against the risk of cyber-incidents. Prolonged system outages or a cyber-incident that would be undetected for an extended period could reduce our revenue, increase our operating costs, or disrupt our operations.

ITEM 2 - PROPERTIES

                The Company conducts its operations primarily from fifteen (15) different physical locations, ten (10) of which are leased and five (5) of which are owned in fee simple by Company subsidiaries. The Company also owns three facilities which are classified as held for sale. The Company also leases other facilities primarily as sales and customer service locations which are not included as core operating facilities. The Company does not anticipate any issues regarding the renewal of certain leases when the terms expire. The properties leased and certain of the lease terms are set forth below and may be subject to periodic adjustments based on the consumer price index:

Property	Division Occupying Property	Square Feet	Annual Rental	Expiration Of Term
2450 1st Avenue Huntington, West Virginia (1)	Chapman Printing- Huntington	85,000	$116,400	2013
1945 5th Avenue Huntington, West Virginia (1)	Stationers	37,025	30,000	2013

Property	Division Occupying Property	Square Feet	Annual Rental	Expiration Of Term
615-619 4th Avenue Huntington, West Virginia (1)	Stationers	59,641	21,600	2013
405 Ann Street Parkersburg, West Virginia (1)	Chapman Printing - Parkersburg	36,614	57,600	2013
890 Russell Cave Road Lexington, Kentucky (1)	Chapman Printing - Lexington	20,135	57,600	2013
2800 Lynch Road Evansville, Indiana (1)	Smith & Butterfield	42,375	155,558	2014
1515 Central Parkway Cincinnati, Ohio (1)	The Merten Company	40,000	107,163	2013
3000 Washington Street Charleston, West Virginia (1)	Chapman Printing-Charleston	37,710	150,000	2014
953 Point Marion Road Morgantown, West Virginia (1)	Chapman Printing-Charleston	11,000	119,820	2017
120 Hills Plaza Charleston, West Virginia (3)	Champion Output Solutions	22,523	115,992	2014
Route 2 Industrial Lane Huntington, West Virginia (1)	The Herald-Dispatch	35,000	84,000	2013

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

Donihe owns, and operates from, a single-story steel building of approximately 38,500 square feet situated on roughly 14.5 acres at 766 Brookside Drive, Kingsport, Tennessee, which was sold December 17, 2012.

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

ITEM 4 - RESERVED

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Until June 12, 2012, Champion common stock traded on the National Association of Securities Dealers, Inc. Automated Quotation System (“NASDAQ”) National Market System (now Global Market) under the symbol “CHMP”. From June 12, 2012 until July 16, 2012 Champion common stock was listed on the NASDAQ Capital Market. The stock now trades on the OTCQB Market under the symbol "CHMP".

                  The following table sets forth the high and low closing prices for Champion common stock for the period indicated. The range of high and low closing prices are based on data from the OTCQB or NASDAQ and does not include retail mark-up, mark-down or commission.

	Fiscal Year 2012		Fiscal Year 2011
	High	Low	High	Low
First quarter	$1.04	$0.73	$2.00	$1.10
Second quarter	0.99	0.60	2.22	1.58
Third quarter	0.97	0.18	1.58	1.21
Fourth quarter	0.35	0.20	1.44	1.10

     At the close of business on January 9, 2013, there were 356 shareholders of record of Champion common stock. The shareholders of record are determined by the Company’s transfer agent.

                     The following table sets forth the quarterly dividends per share declared on Champion common stock.

	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
First quarter	$-	$-	$-
Second quarter	-	-	-
Third quarter	-	-	-
Fourth quarter	-	-	-

ITEM 6 - SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

 The following selected consolidated financial data for each of the five years in the period ended October 31, 2012, have been derived from the Audited Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with the Audited Consolidated Financial Statements, related notes, and the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.

	Year Ended October 31,
	2012(4)	2011(3)	2010(2)	2009 (1)	2008
					(Restated)
		(In thousands, except share and per share data)
OPERATING STATEMENT DATA:
Revenues:
Printing	$55,447	$55,377	$57,405	$62,493	$72,301
Office products and office furniture	34,975	34,546	33,438	35,875	41,540
Newspaper	13,992	14,589	15,333	16,303	18,819
Total revenues	104,414	104,512	106,176	114,671	132,660

Cost of sales & newspaper operating costs:
Printing	40,369	40,536	41,320	46,361	50,385
Office products and office furniture	24,936	24,521	23,633	24,859	28,457
Newspaper cost of sales & operating costs	8,167	8,255	8,107	8,610	9,338
Total cost of sales & newspaper operating costs	73,472	73,312	73,060	79,830	88,180

Gross profit	30,942	31,200	33,116	34,841	44,480

Selling, general and administrative expense	28,441	26,276	26,815	31,480	33,006
Restructurings / asset impairments costs	11,426	9,369	1,641	41,295	(33)

(Loss) income from operations	(8,925)	(4,445)	4,660	(37,934)	11,507
Other income (expense):
Interest income	-	-	-	3	66
Interest expense - related party	(58)	(65)	(82)	-	-
Interest expense	(3,739)	(3,553)	(5,060)	(4,894)	(5,449)
Gain on early extinguishment of debt to a related party	-	1,338	-	-	-
Other income (expense)	(13)	50	952	(513)	24

(Loss) income before income taxes	(12,735)	(6,675)	470	(43,338)	6,148
Income tax (expense) benefit	(10,813)	2,449	(273)	15,773	(2,012)
(Loss) income from continuing operations	(23,548)	(4,226)	197	(27,565)	4,136
Income from discontinued operations	635	250	291	44	522
Net (loss) income	$(22,913)	$(3,976)	$488	$(27,521)	$4,658

(Loss) earnings per share:
Basic
Continuing operations	$(2.09)	$(0.41)	$0.02	$(2.76)	$0.42
Discontinued operations	0.06	0.03	0.03	-	0.05
	$(2.03)	$(0.38)	$0.05	$(2.76)	$0.47
Diluted
Continuing operations	$(2.09)	$(0.41)	$0.02	$(2.76)	$0.41
Discontinued operations	0.06	0.03	0.03	-	0.05
	$(2.03)	$(0.38)	$0.05	$(2.76)	$0.46

	Year Ended October 31,
	2012	2011	2010	2009	2008
					(Restated)
	(In thousands, except shares and per share data)

Dividends per share	$-	$-	$-	$0.06	$0.24

Weighted average common shares outstanding:
Basic	11,300,000	10,362,000	9,988,000	9,988,000	9,986,000
Diluted	11,300,000	10,362,000	9,988,000	9,988,000	10,024,000

(1)
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

(2)	Includes charges in 2010 related to a restructuring and profitability enhancement plan of $(1.8) million, $(1.1) million net of tax, or $(0.11) per share on a basic and diluted basis. The Company also recorded other income in 2010 associated with an interest rate swap agreement, which expired in the fourth quarter of 2010, resulting primarily from a reclassification from other comprehensive income to other income of $0.7 million, or $0.4 million net of tax. In the first quarter of 2010, the Company reported $0.3 million, or $0.2 million net of tax, as other income due to the Administrative Agent of the Company's Credit Agreement eliminating the LIBOR borrowing option resulting in ineffectiveness of a cash flow hedge.

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

(4)	Includes impairment charges for goodwill in the second quarter of 2012 of $(9.5) million on a pre-tax basis. The Company also recorded a valuation allowance of $(15.6) million on its net deferred tax assets. In the fourth quarter of 2012, the Company incurred impairment charges on trademark and masthead of $(1.6) million on a pre-tax basis. The Company recorded impairment charges associated with property, plant and equipment held for sale of approximately $(0.6) million. (inclusive of discontinued operations)

	At October 31,
	2012	2011	2010 (Restated)	2009 (Restated)	2008 (Restated)
		(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents/negative book cash balances	$1,845	$(1,154)	$(1,014)	$1,159	$(987)
Working capital (1)	(23,566)	(31,538)	12,822	(42,907)	20,039
Total assets	47,967	82,024	92,453	101,241	141,498
Long-term debt (net of current portion) (2)	2,652	431	47,582	918	61,615
Shareholders' equity	(1,377)	20,928	23,094	22,606	50,168

(1)  Includes $33.0 million and $60.5 million of long-term debt reclassified to current debt due to the Company's inability to remain in compliance with various financial covenants in 2011 and 2009 and a current classification of debt and revolving line of credit in 2012 due to contractual maturity. In 2011, due to the September 2012 maturity of the revolving line of credit, it is classified as current and included as a component of working capital.

(2)  Includes non-current borrowings under the Company’s credit facilities including the revolving line of credit (term and revolver, net of current portion); in 2011 $33.0 million and $60.5 million of long-term debt was reclassified to current debt, see (1) above. For 2011, due to the September 2012 maturity of the revolving line of credit, it is classified as current and included in working capital. For 2012, due to the June 2013 maturity of the revolving line of credit and term debt, it is classified as current and included in working capital. In 2008 and 2010 net of debt allocated to discontinued operations/assets held for sale.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets of the United States of America, east of the Mississippi River. The Company also publishes The Herald-Dispatch daily newspaper in Huntington, West Virginia, with a total daily and Sunday circulation of approximately 23,000 and 28,000 respectively. The Company has grown through strategic acquisitions and internal growth. Through such growth, the Company has realized regional economies of scale, operational efficiencies, and exposure of its core products to new markets. The Company has acquired fifteen printing companies, eight office products and office furniture companies, one company with a combined emphasis on both printing and office products and office furniture, a paper distribution division (which was subsequently sold in 2001) and a daily newspaper since its initial public offering on January 28, 1993. As a result of various provisions of the Company's applicable Credit Agreements and as a result of the impact global economic crisis, the Company consolidated its Interform production facility in Bridgeville, Pennsylvania into an existing operation. The Company also consolidated its commercial printing production operation in Cincinnati, Ohio into existing Company facilities in other locations. The Consolidated Graphic Communications ("CGC") operating division was sold to Safeguard Solutions ("Safeguard") in July 2012 and Donihe Graphics, Inc. sold substantially all of its property, plant, and equipment in December 2012 to Graphics International.

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

                Cash Flow restatement: The Company has restated the Consolidated Statements of Cash Flows for 2011 and 2010 to reflect $621,000, and $459,000 of vehicle purchases as cash activities that were previously classified as non-cash activities.

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

The Company determined that it should perform impairment testing of goodwill and intangible assets during the fourth quarter of 2012, 2011 and 2010, due, in part, to declines in our stock price, increased volatility in operating results and declines in market transactions in the industry and for goodwill and non-amortizing intangible assets as part of our annual impairment test. The valuation methodology utilized to estimate the fair value of the newspaper operating segment was based on both the market and income approach. (see interim testing discussion above) The Company then undertook the next step in the impairment testing process by determining the fair value of assets and liabilities within this reporting unit. The implied fair values of goodwill and other intangibles for this reporting unit was less than their carrying amounts based on the analysis by the Company and with assistance of a third party valuation specialist, and therefore an impairment charge was taken. The goodwill and other intangible assets will continue to be amortized for tax purposes over its remaining life in accordance with applicable internal revenue service standards. Management has discussed the development of these estimates with the audit committee of the board of directors. Additionally, the board of directors has reviewed this disclosure and its relation to this MD&A.

The Company has other reporting units with Goodwill in the printing and office products and office furniture segment. The Company evaluated these reporting units during the fourth quarter of 2012, 2011 and 2010, and while the estimated fair value of these reporting units has generally declined, the estimated fair value of each of our other reporting units exceeded their carrying values in 2012, 2011 and 2010. As a result, no additional testing or impairment charges were necessary.

               During the second quarter of 2012 as part of a restructuring plan submitted to the Company’s secured lenders the Company authorized its investment bankers to initiate an open market transaction process to determine potential alternative transactions in relation to certain asset sales and the sale of a business segment. As a result of this process, it was determined that an impairment test between annual impairment tests was warranted as a result of this transaction analysis. This resulted in the Company’s assessment that the carrying value of the newspaper segment exceeded the fair value of the newspaper segment. The basis of the fair value was a mid-point of value attained as a result of the open market process assessment based on a non- binding letter of intent attained in this process. This resulted in an impairment charge in the second quarter of 2012 of the remaining goodwill of the newspaper segment of approximately $9.5 million on a pre-tax, non-cash basis. As a result of the interim impairment indicators the Company also assessed the recoverability of property, plant and equipment and amortizing intangibles under the provisions of ASC 360 and determined that there were no charges required as a result of this assessment. The Company also assessed the non-amortizing intangibles of trademark and masthead and with assistance from a third party valuation specialist the Company concluded that through the utilization of an income approach based on the relief from royalty income valuation methodology there was no impairment of this asset at April 30, 2012.

             In connection with our annual impairment testing of goodwill and other non-amortizing intangible assets conducted in the fourth quarter of 2012, we recorded a charge of $1.6 million on a pre-tax, non-cash basis for impairment of the value of the trademark and masthead which resulted from the 2007 acquisition of the Herald-Dispatch daily newspaper in Huntington, WV. The Company assessed the value of the trademark and masthead with assistance from a third party valuation specialist utilizing an income approach based on the relief from royalty income valuation methodology.

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

Revenue Recognition: Revenues are recognized when products are shipped or ownership is transferred and when services are rendered to customers. The Company acts as a principal party in sales transactions, assumes title to products and assumes the risks and rewards of ownership including risk of loss for collection, delivery or returns. The Company typically recognizes revenue for the majority of its products upon shipment to the customer and transfer of title. Under agreements with certain customers, custom forms may be stored by the Company for future delivery. In these situations, the Company may receive a logistics and warehouse management fee for the services provided. In these cases, delivery and bill schedules are outlined with the customer and product revenue is recognized when manufacturing is complete and the product is received into the warehouse, title transfers to the customer, the order is invoiced and there is reasonable assurance of collectability. Since the majority of products are customized, product returns are not significant. Therefore, the Company records sales on a gross basis. Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on websites. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognized are recorded as deferred revenue. The deferred revenue associated with The Herald-Dispatch approximated $665,000 and $614,000 at October 31, 2012 and 2011. Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to government authorities. The costs of delivering finished goods to customers are recorded as shipping and handling costs and included in cost of sales of the printing segment and in newspaper cost of sales and operating costs, of the newspaper segment. The office products and office furniture shipping and handling costs were approximately $0.5 million for 2012, 2011, and 2010 and are recorded as a component of selling, general, and administrative costs.

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

               The Company believes that the accounting estimate related to income taxes is a "critical accounting estimate" because the underlying assumptions used for the allowance can change from period to period and could potentially cause a material impact to the Consolidated Financial Statements. Management has discussed the development and selection of this estimate with the audit committee of the board of directors, and the board has, in turn, reviewed the disclosure and its relation to MD&A.

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

During 2012, 2011 and 2010, $729,000, $283,000, and $304,000 of bad debt expense was incurred and the allowance for doubtful accounts was $1,157,000, $643,000, and $988,000 of October 31, 2012, 2011 and 2010. The actual write-offs for the periods were $214,000, $628,000, and $344,000 during 2012, 2011 and 2010. General economic conditions and specific geographic and customer concerns are major factors that may affect the adequacy of the allowance and may result in a change in the annual bad debt expense.

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

	Year Ended October 31,
	($ In thousands)
	2012		2011		2010
Revenues:
Printing	$55,447	53.1%	$55,377	53.0%	$57,405	54.1%
Office products and office furniture	34,975	33.5	34,546	33.1	33,438	31.5
Newspaper	13,992	13.4	14,589	13.9	15,333	14.4
Total revenues	104,414	100.0	104,512	100.0	106,176	100.0
Cost of sales & newspaper operating costs:
Printing	40,369	38.7	40,536	38.7	41,320	38.9
Office products and office furniture	24,936	23.9	24,521	23.5	23,633	22.3
Newspaper cost of sales & operating costs	8,167	7.8	8,255	7.9	8,107	7.6
Total cost of sales & newspaper operating costs	73,472	70.4	73,312	70.1	73,060	68.8
Gross profit	30,942	29.6	31,200	29.9	33,116	31.2

Selling, general and administrative expenses	28,441	27.2	26,276	25.1	26,815	25.3
Restructuring / asset impairment costs	11,426	10.9	9,369	9.0	1,641	1.5
(Loss) income from operations	(8,925)	(8.5)	(4,445)	(4.2)	4,660	4.4
Other income (expense):
Interest expense - related party	(58)	(0.1)	(65)	(0.1)	(82)	(0.1)
Interest expense	(3,739)	(3.5)	(3,553)	(3.4)	(5,060)	(4.8)
Gain on early extinguishment of debt from a related party	-	-	1,338	1.3	-	-
Other (loss) income	(13)	(0.0)	50	0.0	952	0.9

(Loss) income before income taxes	(12,735)	(12.1)	(6,675)	(6.4)	470	0.4
Income tax (expense) benefit	(10,813)	(10.4)	2,449	2.3	(273)	(0.2)
(Loss) income from continuing operations	(23,548)	(22.5)	(4,226)	(4.1)	197	0.2
Income from discontinued operations	635	0.6	250	0.3	291	0.3
Net (loss) income	$(22,913)	(21.9)%	$(3,976)	(3.8)%	$488	0.5%

Year Ended October 31, 2012 Compared to Year Ended October 31, 2011

Revenues

                Consolidated net revenues were $104.4 million for the year ended October 31, 2012 compared to $104.5 million in the prior fiscal year. This change represents a decrease in revenues of approximately $0.1 million. Printing revenues increased by $0.1 million from $55.4 million in 2011 to $55.4 million in 2012. Office products and office furniture revenue increased $0.4 million or 1.2% from $34.5 million in 2011 to $35.0 million in 2012. The increase in revenues for the office products and office furniture segment was primarily attributable to higher sales of office furniture. In 2012, newspaper revenues were composed of approximately $10.8 million in advertising revenue and $3.2 million in circulation revenue compared to the same period in 2011, in which the newspaper revenues were composed of approximately $11.2 million in advertising revenue and $3.4 million in circulation revenues. Newspaper revenues decreased $0.6 million or 4.1% in fiscal 2012 compared with fiscal 2011. The reduction in newspaper revenues is primarily associated with a decrease in advertising revenues, which we believe is reflective, in part, of macro industry dynamics coupled with the residual effect of the global economic crisis.

Cost of Sales

                Total cost of sales for the year ended October 31, 2012 was $73.5 million, compared to $73.3 million in the previous year. This change represented an increase of $0.2 million, or 0.2%, in cost of sales. Printing cost of sales decreased $0.2 million to $40.4 million in 2012 compared to $40.5 million in 2011. Printing cost of sales as a percentage of printing sales decreased to 72.8% as a percent of printing sales in 2012 from 73.2%  in 2011. Office products and office furniture cost of sales increased $0.4 million to $24.9 million in 2012 from $24.5 million in 2011. The increase in office products and office furniture cost of sales is attributable to an increase in office products and office furniture sales. Office products and office furniture cost of sales as a percent of office products and office furniture sales increased slightly in 2012 from 71.0% in 2011 to 71.3%  in 2012. Newspaper cost of sales and operating costs decreased $0.1 million to $8.2 million in 2012 from $8.3 million in 2011. Newspaper cost of sales and operating costs as a percentage of newspaper sales were 58.4% in 2012 and 56.6% in 2011. The primary contributor to the increase was higher newsprint, ink and distribution costs as a percent of sales in 2012 compared to 2011.

.Operating Expenses and Income

               Selling, general and administrative (S,G&A) expenses increased $2.2 million to $28.4 million in 2012 from $26.3 million in 2011. S,G&A as a percentage of net sales represented 27.2% of net sales in 2012 and 25.1% of net sales in 2011. The increase in SG&A in total and as a percent of sales was primarily reflective of increased professional fees resulting in part from provisions related to the Limited Forbearance Agreement, the Forbearance Agreement, the September Forbearance Agreement and the First Amended and Restated Credit Agreement (see Note 3 of the Consolidated Financial Statements) of approximately $2.0 million in 2012 compared to $0.1 million in 2011. The Company's selling, general and administrative expenses also increased as a result of legal fees incurred to defend the Company in various legal actions and legal expenses incurred by the Company to effectuate various credit actions including the Revised Credit and Forbearance Agreements. These amounts approximated $0.5 million in 2012 and $0.1 million in 2011. Bad debt expense increased approximately $0.4 million from 2011 levels primarily associated with specific accounts within one operating division of the printing segment, incurred in the second quarter of 2012.

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

              In connection with our annual impairment testing of goodwill and other intangible assets conducted in the fourth quarter of 2012, we recorded a charge of $1.6 million on a pre-tax basis for impairment of the value of other intangible assets, which resulted from the 2007 acquisition of The Herald-Dispatch daily newspaper in Huntington, WV. This charge resulted in impairment charges of trademark and masthead of $1.6 million on a pre-tax basis. The Company, with assistance from a third party valuation specialist, recorded the impairment utilizing an income approach based on the relief from Royalty Valuation Methodology.

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

              The valuation methodology utilized to estimate the fair value of the printing, and office products and office furniture operating segment was analyzed by the Company with assistance in part from a Valuation Specialist utilizing both the market and income approach.  The income approach was based off a discounted cash flow methodology, in which expected future free net cash flows to invested capital are discounted to present value, using an appropriate after-tax weighted average cost of capital.  The market approach using a guideline company analysis weighs empirical evidence from shares of comparable companies sold in minority transactions on stock exchanges and merger and acquisition analysis, which analyses sales of companies control transactions. The fair value exceeded the carrying value for both the printing and office products and office furniture segment in 2012 and 2011. Therefore, there were no impairment indicators identified by the Company to proceed to step two of the impairment test.

            In 2011, the Company recorded charges related to a restructuring and profitability enhancement plan of approximately $0.6 million. This plan was implemented to effectuate certain key initiatives and was a key provision to the Second Amendment to the Credit Agreement among the Company and its Lenders. These actions were taken to comply with the provisions and targeted covenants of the Second Agreement to the Credit Agreement and to address the impact of the global economic crisis on the Company. The charges incurred in 2011 also related to revisions in targeted cash flows related to sublease rentals and revised estimates of remaining facility related costs. The Company believes the economic environment has contributed to the inability to achieve sublease rentals as originally forecasted. The Company incurred these additional charges related to revised estimates for aggregate facility exposure costs including rent, taxes, insurance and maintenance related costs. The aggregate charges associated with this restructuring adjustment totaled approximately $0.6 million in 2011. The costs primarily related to excess facility and maintenance costs primarily associated with operating leases, inventory costs and costs associated with streamlining production and personnel. The Company incurred $48,000 in 2012 associated with efforts by the Company to improve operating efficiency and pursuant to the Company's restructuring plan submitted to the secured Lenders in the second quarter of 2012. The Company may incur additional costs in future periods to address the ongoing and fluid nature of the economic crisis, and may incur costs pursuant to certain initiatives being reviewed in accordance with the provisions of the Restated Credit Agreement. The Company incurred approximately $53,000 in costs in the first quarter of 2013 for severance and employee related costs at the Company's Donihe Graphics subsidiary. The amount of future charges beyond the $53,000 incurred at Donihe Graphics is currently not estimable by the Company.

         The implementation of the restructuring and profitability enhancement plan should not have a material impact on the Company's future liquidity position. The costs associated with the restructuring and profitability enhancement plan are primarily recorded in the restructuring charges line item as part of operating income. Inventory is recorded as a component of the cost of sales and aggregated approximately $30,000 for 2011.

         The Company also incurred asset impairment charges in 2012 and 2011 in the printing segment from property, plant and equipment. The 2011 charges were related to a specialized printing press of approximately $109,000 on a pre-tax basis, related to a final determination of a remote likelihood of future functionality and market utilization of this press's capability. The 2012 charges are associated with certain long-lived assets held for sale at the Merten Company in Cincinnati, Ohio. The Company recorded impairment charge in 2012 of $309,000 associated with this equipment. The Company also incurred in 2012, $48,000 of severance and other employee related costs at the Merten Company.

Segment Operating Income (loss)

          The printing segment reported an operating loss of $(1.8) million for 2012 and $(0.5) million in 2011. The increase in operating loss was primarily attributable to higher SG&A expenses which were primarily reflective of increased professional fees resulting in part from provisions related to the Forbearance Agreement, Limited Forbearance Agreement, September Forbearance Agreement, and Restated Credit Agreement (as defined in Note 3) Professional fees increased approximately $1.9 million in 2012 when compared to 2011. In addition, bad debt expense increased approximately $0.4 million from 2011 levels primarily associated with specific accounts within one operating division.

         The office products and office furniture segment reported operating profits of $1.9 million, in 2012, compared to $2.4 million, in 2011. This represented a decrease in profitability of $0.5 million or 20.1%. This decrease is primarily the result of higher SG&A expenses, and relatively flat sales and gross margin. These results were partially impacted by a realignment of personnel and other expenses and divisional responsibilities between the printing segment and office products and office furniture segment, representing an increase in SG&A expenses of approximately $0.2 million.

         The newspaper segment reported an operating loss of $(9.0) million in 2012 compared to an operating loss of  $(6.3) million, in 2011. The increase in newspaper operating loss was primarily attributable to a pre-tax impairment charge associated with goodwill and other intangible assets aggregating $(11.1) million in 2012 and $(8.7) million in 2011. The results also reflected a 4.1% decrease in newspaper revenue. The newspaper revenue reduction was primarily attributable to a reduction in advertising revenues, primarily related to retail accounts.

Other Income (Expense)

          Other expense increased approximately $1.6 million from $2.2 million in 2011 to $3.8 million in 2012 primarily due to a pre-tax gain on early extinguishment of debt to a related party recorded in the third quarter of 2011.

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

          Interest expense increased approximately $0.2 million primarily due to higher interest rates and fees in 2012 when compared to 2011.

Income Taxes

          The Company’s effective tax rate for 2012 and 2011 was a negative (84.9%) and a benefit of 36.7%. The primary difference in tax rates between 2012 and 2011 and for 2012 between the effective tax rate and the statutory tax rate is a result of the valuation allowance taken against our deferred tax assets in the second quarter of 2012 in the amount of $15.2 million and a valuation allowance increase of $0.4 million in the third and fourth quarters of 2012. The 2012 tax rate was also impacted by a tax benefit from continuing operations resulting from interim implications of intraperiod tax allocations for discontinued operations when there is a loss from continuing operations to maintain Financial Statement neutrality and to recognize the tax components between continuing operations and discontinued operations on a discrete basis. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets in addition the Company recorded a tax benefit resulting from the application of certain provisions of ASC 740 to maintain financial statement neutrality and recognize the tax components between continuing operations and discontinued operations on a discrete basis of $0.5 million and $0.2 million in 2012 and 2011.

           The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets, including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company had determined, primarily as a result of its inability to enter into an amended credit facility upon the expiration of the Limited Forbearance Agreement on April 30, 2012, as well as the potential for a subsequent increase in interest rates coupled with the uncertainty regarding future rate increases that the secured lenders may impose on the Company that a full valuation allowance is necessary to measure the portion of the deferred tax asset that more likely than not will not be realized. The Company currently intends to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence related to our sources of future taxable income exists and the Company is better able to identify a longer term solution to our current credit situation with our secured lenders. Therefore, the amount of deferred tax asset considered realizable, could be adjusted in future periods based on a multitude of factors including but not limited to a refinancing of the Company’s existing credit agreement with our secured lenders.

Net (Loss) (Continuing Operations)

For the reasons set forth above, the Company recorded a net loss from continuing operations of $(23.5) million in 2012 compared to a net loss from continuing operations of $(4.2) million in 2011.

Discontinued Operations

              The net income from discontinued operations of $0.6 million for the year ended October 31, 2012 is primarily attributable to a pre-tax gain recorded as a result of the sale of CGC to Safeguard of approximately $1.6 million. The Company reported net income from discontinued operations for the year ended October 31, 2011 of approximately $0.2 million. The Company received from Safeguard $3,100,000 in cash at closing with an additional $650,000 paid in the fourth quarter of 2012 resulting from a final settlement of working capital and a hold back amount of $400,000 retained at closing resulting from Safeguard’s verification of the accuracy of seller's representations in the Agreement, among other conditions. The Company does not believe there will be any further post-closing adjustments and costs associated with the sale of CGC to Safeguard. Discontinued operations results are reflective of results previously included as part of the printing segment.

              Earnings from discontinued operations on a pre-tax basis before gain on sale of discontinued operations decreased from $0.4 million in 2011 to a loss of $(0.4) million in 2012. This resulted primarily from a sales reduction of $7.4 million or 31.2% primarily as a result of the CGC sale effective date of July 2, 2012 thus representing approximately four months less sales in 2012 when compared to 2011 for the CGC division.

             As a result of reclassifying substantially all of the assets of Donihe as assets from discontinued operations, the Company recorded asset impairment charges of $337,000 in 2012.

Year Ended October 31, 2011 Compared to Year Ended October 31, 2010

Revenues

                 Consolidated net revenues were $104.5 million for the year ended October 31, 2011 compared to $106.2 million in the prior fiscal year. This change represents a decrease in revenues of approximately $1.7 million, or 1.6%. Printing revenues decreased by $2.0 million or 3.5% from $57.4 million in 2010 to $55.4 million in 2011. The Company believes the decrease in printing revenues was primarily due to the continued impact of the global economic crisis. Office products and office furniture revenue increased $1.1 million or 3.3% from $33.4 million in 2010 to $34.5 million in 2011. The increase in revenues for the office products and office furniture segment was primarily attributable to higher sales of office furniture. In 2011, newspaper revenues were composed of approximately $11.2 million in advertising revenue and $3.4 million in circulation revenue compared to the same period in 2010, in which the newspaper revenues were composed of approximately $11.7 million in advertising revenue and $3.6 million in circulation revenues. Newspaper revenues decreased $0.7 million or 4.8% in fiscal 2011 compared with fiscal 2010. The reduction in newspaper revenues is primarily associated with a decrease in advertising revenues, which we believe is reflective, in part, of macro industry dynamics coupled with the residual effect of the global economic crisis.

Cost of Sales

                Total cost of sales for the year ended October 31, 2011 was $73.3 million, compared to $73.1 million in the previous year. This change represented an increase of $0.3 million, or 0.3%, in cost of sales. Printing cost of sales decreased $0.8 million to $40.5 million in 2011 compared to $41.3 million in 2010. Printing cost of sales as a percentage of printing sales increased to 73.2% as a percent of printing sales in 2011 from 72.0% in 2010. This increase was primarily the result of higher material costs as a percent of printing sales partially offset by improved labor and overhead absorption. Office products and office furniture cost of sales increased $0.9 million to $24.5 million in 2011 from $23.6 million in 2010. The increase in office products and office furniture cost of sales is attributable to an increase in office products and office furniture sales. The increase in office products and office furniture cost of sales as a percent of office products and office furniture sales is primarily reflective of higher office furniture costs as a percent of office furniture sales. Newspaper cost of sales and operating costs increased $0.1 million to $8.3 million in 2011 from $8.1 million in 2010. Newspaper cost of sales and operating costs as a percentage of newspaper sales were 56.6% in 2011 and 52.9% in 2010. The primary contributor to the increase was higher newsprint prices in 2011 compared to 2010.

Operating Expenses and Income

               Selling, general and administrative (S,G&A) expenses decreased $0.5 million to $26.3 million in 2011 from $26.8 million in 2010. S,G&A as a percentage of net sales represented 25.1% of net sales in 2011 and 25.3% of net sales in 2010. In 2010, the Company incurred costs associated with the Company's successful defense of a legal action and the accrual of settlement costs associated with an OSHA action with combined costs of approximately $0.4 million.

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

Segment Operating Income (loss)

             The printing segment reported an operating loss of $(0.5) million for 2011 compared to $(0.6) million in 2010. These results were also reflective of a reduction of approximately $1.2 million in restructuring costs in 2011 from 2010 levels. Total SG&A decreased $0.5 million. Of the total SG&A reductions, approximately $0.3 million of those reductions were attributable to the printing segment. These cost reductions were partially offset by lower printing sales and lower gross profit margins.

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

            The newspaper segment reported a reduction in operating income from $3.2 million, in 2010, to an operating loss of $(6.3) million, in 2011. The decrease in newspaper operating profit was primarily attributable to a pre-tax impairment charge associated with goodwill and other intangible assets aggregating $8.7 million. The results also reflected 4.8% decrease in newspaper revenue. The newspaper revenue reduction was primarily attributable to a reduction in advertising revenues, primarily related to retail accounts.

Other Income (Expense)

             Other expense decreased approximately $2.0 million from $4.2 million in 2010 to $2.2 million in 2011. The Company recorded other income in the first quarter of 2010 resulting from an interest rate swap agreement, in the amount of $0.2 million, net of tax, due to ineffectiveness in a cash flow hedge. The interest swap was re-designated as a cash flow hedge in the second quarter of 2010 and upon expiration of the swap derivative on October 29, 2010, $0.7 million or $0.4 million, net of tax was reclassified into earnings.

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

Income Taxes

Income taxes as a percentage of income before taxes were a benefit of 36.7% in 2011 compared with an expense of (58.0%) in 2010. The effective income tax rate in 2011 and 2010 approximates the combined federal and state, net of federal benefit, statutory income tax rate.

Net (Loss) Income ( Continuing Operations)

For the reasons set forth above, the Company recorded a net loss from continuing operations of $(4.2) million in 2011 compared with net income from continuing operations of $0.2 million in 2010.

Discontinued operations

               Net income from discontinued operations was $250,282 in 2011 compared to $291,215 in 2010. This decrease was primarily driven by a loss at Donihe in 2011 compared to income at Donihe in 2010, partially offset by an increase in income at CGC.

 LIQUIDITY AND CAPITAL RESOURCES
              The Company incurred substantial indebtedness as a result of the acquisition of The Herald-Dispatch in September of 2007. The country entered a recession in December of 2007 and the residual effects of the recession have continued within the newspaper and printing segments of the Company. The debt was structured as a cash flow credit, which typically indicates that the primary repayment source for debt will be income from operations in lieu of a collateral based loan. The Company has continued to service its debt and has made every scheduled payment of principal and interest, including during various periods, default interest. In addition, the Company has paid substantial sums for fees to the secured lenders as well as to various advisors pursuant to applicable credit and credit related agreements. The Company has paid approximately $49.6 million in principal through December 31, 2012. Thus, the Company has demonstrated the ability to generate cash flow and has continued to service its debt commitments under the most difficult conditions in recent history.

              The Company is currently operating under the provisions of a Restated Credit Agreement as defined herein which expires June 30, 2013. The Restated Credit Agreement requires the Company to achieve a multitude of targeted goals and covenants to remain in compliance. Many of these requirements are beyond the control of the Company although at the date of the agreement, the Company determined there was at least a reasonable possibility of achieving compliance through the June 30, 2013 contractual maturity date. The Company currently believes there is a reasonable possibility of a default under its Restated Credit Agreement prior to contractual maturity and perhaps on or before March 31, 2013 due in part to substantial challenges to achieve compliance with all of the requirements under the Restated Credit Agreement and the current status of the numerous initiatives being pursued by the Company. As a result of our current credit situation there is significant uncertainty about our ability to operate as a going concern. In recent years, the Company has continued to operate for extended periods both in default and under forbearance agreements as it navigates its way through the continued challenges and residual effects of the global economic crisis. The Company believes that there has been a fundamental shift in the way in which financial institutions, in general, evaluate cash flow credits and that the amount of leverage in which the financial institutions are willing to lend has decreased generally over the last several years. In addition, two of the Company’s operating segments, specifically the printing and newspaper segments, have declined both internally and on a macro basis both during the recession and post-recession. Therefore, even though the Company has reduced its borrowings in accordance with contractually scheduled amortizations, the secured lenders have expressed a desire to have lower leverage associated with various earnings measures related to funded indebtedness. Therefore, three primary dynamics have faced the Company: lower earnings, two operating segments that have faced secular hurdles and what the Company believes to be a changed credit culture regarding cash flow type loans.

              The Company is unable to definitively predict the course of action which the Company’s secured lenders will take to address its pending maturities. This is due in part to the fact the Company’s secured lenders are composed of six different lenders who may have different agendas, metrics and requirements and as such there may be in certain cases six different points of view as to the direction of the Company’s credit. The Company is able to affirmatively state that it has: (1) made every scheduled payment of principal and interest pursuant to applicable agreements in place from time to time; (2) exhibited an ability to operate under difficult credit environments and shown a history of negotiating mutually acceptable resolutions to the Credit Agreement in recent years; (3) shown an ability to maintain positive cash flow from operating activities in recent years; (4) shown an ability to scale down its operating model to adapt to a changing economic landscape; (5) shown an ability to implement its plans and initiatives and to receive guidance from nationally recognized advisors; (6) received $5.5 million in funds from the Company’s CEO; (7) implemented substantial cost savings initiatives, including but not limited to facility consolidations, personnel reductions, employee benefit reductions and numerous other cost savings initiatives. In short, the Company believes it has exhibited numerous positive attributes and resilience in working through these difficult conditions.

              In the event the Company’s secured lenders determine that they will not renew or extend the Company’s Credit Agreement under terms that are mutually acceptable to the Lenders and the Company, then the secured lenders under the provisions of the Restated Credit Agreement would have the right to enforce their liens, which could result in a sale of the Company’s assets, including a liquidation or change in control of the Company. The Company believes that due to the fact that its operations and prospects are dependent in a large part on the continued efforts of Marshall T. Reynolds, a sale of such assets in whole or in part may not yield a full return of the debt principal to the secured lenders due to the cash flow nature of the loan from inception to date. The Company is working in good faith with its investment bankers to identify reasonably acceptable options and alternatives that include transaction alternatives, which would make reasonable sense for all parties. These alternatives include various restructuring initiatives including asset, segment, division and subsidiary sales as well as a sale of the Company in whole or in part, debt refinancing initiatives and other capitalization options. If the secured lenders ultimately feel that they could maximize their returns by foreclosing on the Company’s assets, which the Company does not believe have adequate collateral coverage, then it would be the prerogative of the secured lenders to do so, in the event the Company is unable to identify an alternative financing source or other solution acceptable to the secured lenders, which may be challenging in the current economic climate. The Company issued to the secured lenders warrants to purchase common stock as a result of the Restated Credit Agreement and additional shareholder dilution is possible in the event the Company is able to identify a longer term financing solution with its current lenders or a new lender. The Company ultimately believes the best course of action is for the Company to continue to negotiate in good faith with the secured lenders and work with its external advisory group to define a path to deleverage the Company in a prudent, deliberate fashion while serving its core customer base and striving to the best of its ability to assure that all obligations are satisfied to both secured and unsecured creditors.

                As a result of the Company’s current credit situation and the challenges within the economic climate faced by the Company, the Company faces substantial liquidity challenges for fiscal 2013 and beyond. The liquidity factors we face include:

· Implementation of a restructuring and profitability plan to rationalize and improve our cost and operating structure.
· Identify assets which can be strategically sold to improve our overall credit metrics. This may include real estate and other asset sales or segment and division sales or a sale of the Company as a whole.
· Management of our receipts and disbursements to improve days sales outstanding for trade receivables and manage our days outstanding for trade payables as well as maintain our trade credit availability.
· Managing our credit relationships and borrowing base requirements to maximize liquidity.
· Carefully monitor capital expenditures to assure cash flow is maximized.
· The potential for our interest costs and other credit related expenses to exceed our ability to generate sufficient cash to meet other obligations including scheduled principal amortization payments to secured lenders.
· The scheduled maturity of the Company’s Credit Facilities in June of 2013 or earlier if the Company is unable to maintain compliance with all covenants, some of which are beyond the control of the Company.
· The Company achieved its first Bullet payment threshold as required prior to December 31, 2012 in the amount of $1.9 million of which $650,000 was paid prior to October 31, 2012. The Company is diligently working with Raymond James to identify funding mechanisms to achieve the remaining $2.1 million payment due March 31, 2013. The Company is currently unable to predict the likelihood of achieving this payment requirement.

As of October 31, 2012, the Company had a $1.8 million book cash balance, compared with the prior year when the Company had a $1.2 million negative book cash balance. Working capital as of October 31, 2012 was $(23.6) million, and $(31.5) million at October 31, 2011. The change in working capital is primarily associated with a reduction in debt due to a combination of amortization payments, payments from a Contribution Agreement with the Company's CEO and payments from the sale of a division.

The Company had historically used cash generated from operating activities and debt to finance capital expenditures and the cash portion of the purchase price of acquisitions. Management plans to continue making required investments in equipment based on available liquidity. The Company has available a line of credit totaling up to $10.0 million ($8.4 million outstanding at October 31, 2012) which is subject to borrowing base limitations and reserves which may be initiated by the Administrative Agent for Lenders in its sole discretion and are subject to a minimum excess availability threshold as well as the provisions of the Restated Credit Agreement (See Note 3 of the Consolidated Financial Statements). For the foreseeable future, including through Fiscal 2013, the Company's ability to fund operations, meet debt service requirements and make planned capital expenditures is contingent on continued availability of the aforementioned credit facilities and the ability of the Company to complete a restructuring or refinancing of the existing debt. The Company does not currently believe it will generate sufficient cash flow from operations to meet both scheduled principal and interest payments and pay off the entire credit facility which matures in June 2013

The Company has engaged the investment banking group of Raymond James & Associates, Inc. (Raymond James) to assist it with a potential restructuring or refinancing of the existing debt and other potential transaction alternatives. Pursuant to the terms of the Limited Forbearance Agreement, the Company also engaged a Chief Restructuring Advisor to work with the Company, Raymond James, the Administrative Agent and syndicate of banks to address various factors and initiatives as further defined in the Restated Credit Agreement, including the expiration of the Company's Credit Facilities in June of 2013. The Company continues to have ongoing dialogue with the Administrative Agent and the syndicate of banks with respect to its credit facilities. At October 31, 2012, a total of $37.8 million of current and long-term debt and outstanding revolving line of credit borrowings are subject to accelerated maturity in the event of default under the Restated Credit Agreement. The Company was in compliance with applicable covenants at October 31, 2012.

The Company may incur costs in 2013 related to facility consolidations, employee termination costs and other restructuring related activities. These costs may be incurred, in part, as a response to the Company's efforts to overcome the impact of the global economic crisis, and may occur pursuant to certain initiatives being reviewed in accordance with the provisions of the Restated Credit Agreement.

                 On October 19, 2012, the Company, the Administrative Agent and other lenders all party to the Company's Credit Agreement dated September 14, 2007 (as previously supplemented and amended, the "Original Credit Agreement") entered into a First Amended and Restated Credit Agreement ("Restated Credit Agreement") dated October 19, 2012 and Side Letter Agreement dated October 19, 2012. The Company reviewed the applicable requirements associated with debt modifications and restructurings to determine the applicable accounting for the Company's Restated Credit Agreement. The Company determined that modification accounting was appropriate based on the facts and circumstances of the Company's analysis as applied to applicable GAAP. A primary determining factor was the imputed effective interest rate of the Company's debt being substantially higher after the modification than was present prior to the modification. This was a key determining factor in assessing whether the Company's secured lenders had granted a concession. The Restated Credit Agreement and Side Letter Agreement amended various provisions of the Original Credit Agreement and added various provisions as further described herein, including but not limited to the following provisions of the Restated Credit Agreement:

•	Restated Credit Agreement maturity at June 30, 2013, subject to Champion's compliance with terms of the Restated Credit Agreement and Side Letter Agreement.
•
$0.001 per share warrants issued for up to 30% (on a post-exercise basis) of the outstanding common stock of the Company in the form of non-voting Class B common stock and associated Investor Rights Agreement for the benefits of the Lenders, subject to shareholder approval. The Company has various milestone dates, which may reduce the number of warrants outstanding upon satisfaction of certain conditions. The Company is working with its outside advisors regarding these items but is unable to predict the outcomes or likelihood of success regarding the achievement of such milestones. The warrants expire after October 19, 2017.

•
Various Targeted Transactions which may require the sale of various assets, divisions or segments upon the achievement of agreed upon value benchmarks among other considerations and if not successfully completed by the applicable milestone dates will be considered an event of default.

•	Existing debt restructured into a $20,000,000 Term Loan A, $6,277,743.89 Term Loan B, $4,000,000 Bullet Loan and $9,025,496.00 Revolver Loan.
•
A $10,000,000 revolving credit facility with a sublimit of up to $3,000,000 for swing loans. Outstanding borrowings thereunder may not exceed the sum of (1) up to 85% of eligible receivables (reduced to 80% of eligible receivables effective December 30, 2012) plus (2) up to the lesser of $5,000,000 or 50% of eligible inventory.

•
Targeted interest rates as follows based on a  LIBOR borrowing option; Term Note A at LIBOR plus 8%, Term Note B at 0% (subject to a deferred fee of 16% per annum with various milestone dates reducing or forgiving such fees upon successful completion of such milestones.), revolving loans at LIBOR plus 6% and Bullet Loans A at a rate of LIBOR plus 8%.

•	At Champion’s option, interest at a LIBOR Rate plus the applicable margin.
•	Post default increase in interest rates of 2%.
•	Amendment of various covenants as further described in the Restated Credit Agreement.
•	Fixed Charge Coverage Ratio is required to be 1.0 to 1.0 as of January 31, 2013 and 1.10 to 1.0 as of April 30, 2013 based on a buildup model commencing October 1, 2012.
•	Leverage Ratio is required to be 3.30 to 1.00 as of January 31, 2013 and 3.10 to 1.00 as of April 30, 2013 based on a trailing twelve month EBITDA calculation.
•
Minimum EBITDA pursuant to a monthly build up commencing with the month ended October 31, 2012 of $600,000 increasing to $1,100,000 for November 30, 2012, $1,600,000 at December 31, 2012, $2,600,000 at January 31, 2013, $3,350,000 at February 28, 2013, $4,100,000 at March 31, 2013, $5,200,000 at April 30, 2013, $5,550,000 at May 31, 2013 and $5,900,000 at June 30, 2013.

•	Maximum Capital expenditures are limited to $1,000,000 for fiscal years commencing after October 31, 2012.
•	Enhanced reporting by Champion to Administrative Agent.
•	Continued retention of a Chief Restructuring Advisor and Raymond James & Associates, Inc. as well as continued retention by Secured Lenders of their advisor.
•	$100,000 fee due at closing plus monthly Administrative Agent fees of $15,000

    The Company had borrowed under its $10.0 million line of credit approximately $8.4 million at October 31, 2012 which encompassed working capital requirements, refinancing of existing indebtedness prior to The Herald-Dispatch acquisition and to partially fund the purchase of The Herald-Dispatch.  Pursuant to the terms of the Restated Credit Agreement, the Company's borrowing base certificate as submitted to the Administrative Agent reflected minimum excess availability of $2.0 million as of October 31, 2012. The minimum excess availability is subject to a $1,000,000 reserve and may be adjusted by the Administrative Agent.

   As of October 31, 2012 the Company had contractual obligations in the form of leases and debt as follows:

Payments Due by Fiscal Year
Contractual Obligations	2013	2014	2015	2016	2017	Residual	Total

Non-cancelable operating leases	$1,036,560	$600,904	$165,124	$162,837	$97,307	$-	$2,062,732

Revolving line of credit	8,425,496	-	-	-	-	-	8,425,496

Term debt	29,998,791	99,291	-	-	-	-	30,098,082

Capital lease obligations	13,014	13,817	15,932	15,652	7,304	-	65,719

Debt discounts	(1,287,527)	-	-	-	-	-	(1,287,527)

Notes payable - related party	-	2,500,000	-	-	-	-	2,500,000

	$38,186,334	$3,214,012	$181,056	$178,489	$104,611	$-	$41,864,502

                 The Company believes exposure reasonably possible for current legal proceedings is not greater than $0.4 million and may be substantially lower than this amount as of October 31, 2012. The Company expenses legal fees as incurred and therefore the Company may incur legal fees to defend itself in the future and these fees may be material to the Company’s Consolidated Financial Statements in a particular period.

    The Company is required to make certain mandatory payments on its credit facilities related to (1) net proceeds received from a loss subject to applicable thresholds, (2) equity proceeds and (3) effective January 31, 2009, the Company is required to prepay its credit facilities by 75% of excess cash flow for its most recently completed fiscal year. The excess cash flow for purposes of this calculation is defined as the difference (if any) between (a) EBITDA for such period and (b) federal, state and local income taxes paid in cash during such period plus capital expenditures during such period not financed with indebtedness plus interest expense paid in cash during such period plus the aggregate amount of scheduled payments made by the Company and its subsidiaries during such period in respect of all principal on all indebtedness (whether at maturity, as a result of mandatory sinking fund redemption, or otherwise), plus restricted payments paid in cash by the Company during such period in compliance with the Credit Agreement. Pursuant to the terms of the Limited Forbearance Agreement, there would be no excess cash flow payment due based on the contractual provisions regarding the application of cash collateral. The Company has no prepayment obligation due January 31, 2013 or in 2012 pursuant to the calculations of the applicable credit agreements.

Cash Flows from Operating Activities (continuing operations)

Cash flows from operating activities for the years ended October 31, 2012, 2011 and 2010 were $7.8 million, $6.4 million, and $7.2 million. The increase in cash flows from operating activities for fiscal 2012 compared to 2011 was primarily associated with timing changes in assets and liabilities. The decrease in cash flows from operating activities for fiscal 2011 compared to 2010 was primarily associated with timing changes in assets and liabilities. The impairment costs, and deferred tax asset valuation allowance associated primarily with the acquisition of the Herald-Dispatch had no impact on cash flows from operating activities.

Cash Flows from Investing Activities (continuing operations)

Cash provided by (used in) investing activities were $(0.5) million, $(1.0) million, and $(0.8) million for the years ended October 31, 2012, 2011 and 2010. Cash flows used in investing activities decreased in 2012 from 2011 due to a decrease in purchases of property and equipment. The cash used in investing activities in 2011 and 2010 was primarily related to purchases of property and equipment.

Cash Flows from Financing Activities (continuing operations)

Net cash flows used in financing activities for the years ended October 31, 2012, 2011 and 2010 were $(5.6) million, $(5.9) million, and $(8.3) million. During 2012, 2011, and 2010, the Company reduced net borrowings of term debt and revolving line of credit by $4.0 million, $6.0 million and $8.9 million. The remaining activity in 2012 and 2010 was associated with various fees paid for credit related agreements and in, 2012, 2011 and 2010 for changes in negative book cash balances. In 2010 and 2012, the Company also paid down syndicated term debt with proceeds of $3.0 million and $2.5 million from issuing subordinated debt to a related party.

Cash Flows from Discontinued Operations

               The Company has reported cash flows from discontinued operations as discrete single items of operating, investing and financing activities. The Company believes the resulting effect of these transactions should improve overall credit metrics. However, the allocation of proceeds may negatively impact overall liquidity due primarily to a reduction in borrowing base capacity.

                Net cash provided by operating activities of discontinued operations were $0.2 million, $0.6 million and $0.7 million in 2012, 2011, and 2010. The reduction in 2012 was primarily attributable to a reduction in earnings at Donihe and CGC driven in part by only a partial year of CGC results reported in 2012 due to the sale of the division.

               Net cash provided by (used in) investing activities of discontinued operations were $3.7 million, $(0.2) million and $(41,000) in 2012, 2011, and 2010. In 2012, the Company sold its CGC operating division for $3,750,000, the proceeds of which were used to pay debt.

               Net cash used in financing activities of discontinued operations were $3,750,000, $0, and $0 for 2012, 2011, and 2010. The net cash used in financing activities represented debt payments from the sale of CGC.

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

  NEWLY ISSUED ACCOUNTING STANDARDS

                 Effective July 1, 2009, changes to the ASC are communicated through an ASU. As of October 31, 2012, the FASB has issued ASU’s 2009-01 through 2012- 07. The Company reviewed each ASU and determined that they will not have a material impact on the Company’s financial position, results of operations or cash flows, other than related disclosures.

                 In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The Company applied this standard in the second quarter of fiscal 2012, and it had no material impact on the Company’s consolidated financial statements.

                 In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income: Presentation of comprehensive income.” The amendment to ASC 220 “Comprehensive Income” requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.

                 In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This amendment to ASC 220 “Comprehensive Income” deferred the adoption of presentation of reclassification items out of accumulated other comprehensive income. The Company is expected to adopt the new guidance on ASU 2011-05 beginning November 1, 2012, and the adoption of the new guidance is not expected to impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.

                 In September 2011, the FASB issued ASU 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The Company will consider the applicability of the new guidance beginning November 1, 2012, and the adoption of the new guidance is not expected to impact the Company’s financial position, results of operations or cash flows, other than related disclosures.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any significant exposure relating to market risk. Market risk is generally defined as loss risk exposure from financial instruments as a result of movements in interest rates, foreign currency rates and commodity prices. As of October 31, 2012, the Company did not hold or utilize derivative financial instruments to manage market risk that could expose the Company to other market risk. The debt the Company holds is variable rate debt and therefore the interest expense would fluctuate based on interest rate volatility.

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
Todd R. Fry
Senior Vice President and Chief Financial Officer

PART III

ITEM 10 - DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to the directors and corporate governance of the Company is contained under the captions “Election of Directors”, “Meetings, Committees and Attendance”, “Section 16a Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement, expected to be dated February 15, 2013, with respect to the Annual Meeting of Shareholders to be held on March 18, 2013, which will be filed pursuant to Regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference. Certain information concerning executive officers of the Company appears in “EXECUTIVE OFFICERS OF CHAMPION” at Part I of this report.

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this Item is contained under the captions "Executive Compensation" including "Compensation Discussion and Analysis", "Compensation Committee Report", "Summary Compensation Table", "Outstanding Equity Awards at Fiscal Year End" and "Director Compensation" in the Company’s definitive Proxy Statement, expected to be dated February 15, 2013, with respect to the Annual Meeting of Shareholders to be held on March 18, 2013, which will be filed pursuant to Regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item is contained under the captions “Equity Compensation Plan Information” and “Ownership of Shares” in the Company’s definitive Proxy Statement, expected to be dated February 15, 2013, with respect to the Annual Meeting of Shareholders to be held on March 18, 2013, which will be filed pursuant to Regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item is contained under the captions “Transactions with Directors, Officers and Principal Shareholders” and "Meetings, Committees and Attendance" in the Company’s definitive Proxy Statement, expected to be dated February 15, 2013, with respect to the Annual Meeting of Shareholders to be held on March 18, 2013, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

                 The information called for by this Item is contained under the caption “Independent Auditors” in the Company’s definitive Proxy Statement, expected to be dated February 15, 2013, with respect to the Annual Meeting of Shareholders to be held on March 18, 2013, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

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

(3)	3.1	Articles of Incorporation	Articles of Amendment to Articles of Incorporation dated December 7, 2012

	3.2	Articles of Incorporation of Registrant	(Reflecting amendments through December 7, 2012) [For SEC reporting compliance purposes only - not filed with West Virginia Secretary of State].

	3.3	By Laws	Filed as Exhibit 3.2 to Form 10-K dated January 21, 2008, filed on January 25, 2008, incorporated herein by reference.

(4)		Instruments defining the rights of security holders, including debentures.	See Exhibit 3.2 above.

	4.1	Specimen Warrant Certificate

(10)		Material Contracts
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

$600,000 Promissory Note dated June 10, 2009, between Champion Industries, Inc. and First Sentry Bank, filed as Exhibit 10.1 to Form 10-K dated January 29, 2010, is incorporated herein by reference.

Agreement of Lease dated October 27, 2009, between ADJ Corporation and Champion Industries, Inc. regarding 3000 Washington St. West, Charleston, WV, filed as Exhibit 10.2 to Form 10-K dated January 29, 2010, is incorporated herein by reference.

Second Amendment to Credit Agreement and Waiver dated March 31, 2010, between Champion Industries, Inc., Fifth Third Bank as Lender, L/C Issuer and Administrative Agent for Lenders, and the other Lenders party to Champions Credit Agreement dated September 14, 2007, filed as Exhibit 10.1 to Form 8-K dated April 6, 2010, is incorporated herein by reference.

Contribution Agreement and Cash Collateral Security Agreement dated March 31, 2010, among Marshall Reynolds, Champion Industries, Inc. and Fifth Third Bank, as Administrative Agent for Lenders, filed as Exhibit 10.2 to Form 8-K dated April 6, 2010, is incorporated herein by reference.

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

First Amended and Restated Limited Forbearance Agreement and Fourth Amendment to Credit Agreement dated July 13, 2012 by and among Champion Industries, Inc. (the "Borrower"), Mr. Marshall Reynolds, individually (the "Shareholder"), each of the undersigned Guarantors ("Guarantors"), the Lenders party hereto, and Fifth Third Bank, an Ohio banking corporation, as a Lender, L/C Issuer, and Administrative Agent for the Lenders (the "Administrative Agent"), filed as Exhibit 10.1 to Form 8-K dated July 31, 2012 is incorporated herein by reference.

The Second Amended and Restated Limited Forbearance Agreement and Fifth Amendment to Credit Agreement is entered into as of September 12, 2012, by and among Champion Industries, Inc. (the "Borrower"), Mr. Marshall Reynolds, individually (the "Shareholder"), each of the undersigned Guarantors ("Guarantors"), the Lenders party hereto, and Fifth Third Bank, an Ohio banking Corporation, as a Lender, L/C Issuer, and Administrative Agent for the Lenders (the "Administrative Agent"), filed as Exhibit 10.1 to Form 8-K dated September 17, 2012 is incorporated herein by reference.

First Amended and Restated Credit Agreement dated October 19, 2012 among Champion Industries, Inc. and various lenders from time to time party hereto and Fifth Third Bank, an Ohio Banking Corporation, as Administrative Agent and L/C  issuer, filed as Exhibit 10.1 to Form 8-K dated October 25, 2012 is incorporated herein by reference.

Side letter Agreement dated October 19, 2012 by and between each Lender, the Borrower, each Guarantor and the Shareholder regarding Credit Facilities Extended to Borrower, filed as Exhibit 10.2 to Form 8-K dated October 25, 2012 is incorporated herein by reference. (Portions of this letter have been redacted pursuant to a Confidential Treatment Request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended. This request was granted on January 3, 2013.)

Investors' Rights Agreement dated as of December 10, 2012 among Champion Industries, Inc., Marshall T. Reynolds, Fifth Third Bank, The Huntington National Bank, Old National Bank N.A., United Bank, Inc., Sun Trust Bank and Summit Community Bank, filed as Exhibit H to Exhibit 10.1 to Form 8-K dated October 25, 2012 is incorporated herein by reference.

(10.1)	Asset Purchase Agreement	By and among Safeguard Acquisitions, Inc., Interform Corporation and Champion Industries, Inc. dated July 2, 2012.

(10.2)	Asset Purchase Agreement	By and between Donihe Graphics, Inc, The Merten Company and Graphics International, LLC dated November 30, 2012.

(10.3)	Real Estate Purchase Agreement	By and between Donihe Graphics, Inc. and Graphics International, LLC dated December 4, 2012.

(14)	Code of Ethics
Code of Ethics for the Chief Executive Officer, Chief Operating Officer and Chief Accounting Officer, filed as Exhibit 14 to form 10-K dated January 19, 2004, filed January 26, 2004, is incorporated herein by reference.

Code of Business Conduct and Ethics, filed as Exhibit 14.2 to Form 10-K dated January 19, 2004, filed January 26, 2004, is incorporated herein by reference.

(16)		Letter of BKD, LLP dated April 20, 2007, filed as Exhibit 16 to Form 8-K dated April 20, 2007, filed April 20, 2007, is incorporated herein by reference.

(21)	Subsidiaries of the Registrant	Exhibit 21	Page Exhibit 21-p1

(23.1)	Consent of Arnett Foster Toothman PLLC	Exhibit 23.1	Page Exhibit 23.1-p1

(31.1)	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Marshall T. Reynolds	Exhibit 31.1	Page Exhibit 31.1-p1

(31.2)	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Todd R. Fry	Exhibit 31.2	Page Exhibit 31.2-p1

(32)	Marshall T. Reynolds and Todd R. Fry Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002	Exhibit 32	Page Exhibit 32-p1

(b)  Exhibits - Exhibits are filed as a separate section of this report.

(c)  Financial Statement Schedules - Filed as separate section on page F-46.

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

Date: January 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.
SIGNATURE AND TITLE	DATE

/s/ Gregory D. Adkins	January 21, 2013
Gregory D. Adkins, Controller

/s/ Louis J. Akers	January 21, 2013
Louis J. Akers, Director

/s/ Philip E. Cline	January 21, 2013
Philip E. Cline, Director

/s/ Todd R. Fry	January 21, 2013
Todd R. Fry, Senior Vice President and Chief Financial Officer

/s/ Harley F. Mooney, Jr.	January 21, 2013
Harley F. Mooney, Jr., Director

/s/ A. Michael Perry	January 21, 2013
A. Michael Perry, Director

/s/ Marshall T. Reynolds	January 21, 2013
Marshall T. Reynolds, Director, Chairman of the Board and Chief Executive Officer

/s/ Neal W. Scaggs	January 21, 2013
Neal W. Scaggs, Director

/s/ Glenn W. Wilcox, Sr.	January 21, 2013
Glenn W. Wilcox, Sr., Director

Champion Industries, Inc.

Audited Consolidated Financial Statements and Schedule

October 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Shareholders
Champion Industries, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Champion Industries, Inc. and Subsidiaries (the “Company”) as of October 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ (deficit) equity and cash flows for each of the three years in the period ended October 31, 2012. Our audits also included the financial statement schedule in the index on page F-46 as required for Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully discussed in Note 11 to the consolidated financial statements, in connection with the Company’s annual impairment evaluation of recorded goodwill and other intangible assets, the Company recorded a charge of approximately $11.1 million on a pre-tax, non-cash basis for impairment of the value of the goodwill and other intangible assets, which resulted from the 2007 acquisition of the Company’s newspaper segment.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has been unable to obtain a longer term financing solution with its lenders, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
ARNETT FOSTER TOOTHMAN PLLC

Charleston, West Virginia
January 28, 2013

101 Washington Street East │P.O. Box 2629
Charleston, WV 25301
304.346.0441 │ 800.642.2601

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	October 31,
	2012	2011
Current assets:
Cash and cash equivalents	$1,844,797	$-
Accounts receivable, net of allowance of $1,157,000 and $643,000	11,906,228	15,493,693
Inventories	6,187,920	7,420,934
Income tax refund	-	9,293
Other current assets	480,043	558,560
Current portion assets held for sale/discontinued operations (see Note 12)	2,705,280	4,776,233
Deferred income tax assets	-	864,108
Total current assets	23,124,268	29,122,821

Property and equipment, at cost:
Land	1,468,505	1,485,506
Buildings and improvements	9,599,951	10,167,233
Machinery and equipment	47,479,066	47,157,146
Equipment under capital lease	72,528	-
Furniture and fixtures	4,071,328	4,035,895
Vehicles	2,874,664	3,157,597
	65,566,042	66,003,377
Less accumulated depreciation	(51,157,165)	(48,829,619)
	14,408,877	17,173,758

Non-current assets held for sale/discontinued operations (see Note 12)	-	2,585,636
Goodwill	3,457,322	12,968,255
Deferred financing costs	324,692	830,323
Other intangibles, net of accumulated amortization	4,485,294	4,778,052
Trademark and masthead	2,091,022	3,648,972
Deferred tax asset, net of current portion	-	10,894,159
Other assets	75,116	22,306
	10,433,446	35,727,703
Total assets	$47,966,591	$82,024,282

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	October 31,
	2012	2011
Current liabilities:
Notes payable, line of credit (see Note 3)	$8,425,496	$9,725,496
Negative book cash balances	-	1,153,931
Accounts payable	3,682,147	3,735,445
Deferred revenue	764,010	737,748
Accrued payroll and commissions	1,351,067	1,393,147
Taxes accrued and withheld	1,031,297	1,030,201
Accrued expenses	2,192,171	2,818,435
Current portion liabilities held for sale/discontinued operations (see Note 3 and Note 12)	2,705,280	7,373,029
Debt discount (see Note 3)	(1,287,527)	-
Notes payable (see Note 3)	27,813,064	32,693,857
Capital lease obligations (see Note 3)	13,014	-
Total current liabilities	46,690,019	60,661,289
Long-term debt, net of current portion:
Notes payable - related party (see Note 3)	2,500,000	-
Notes payable (see Note 3)	99,291	430,997
Capital lease obligations (see Note 3)	52,705	-
Other liabilities	1,950	3,750
Total liabilities	49,343,965	61,096,036
Shareholders’ (deficit) equity:
Common stock, $1 par value, 20,000,000 Class A voting shares authorized; 11,299,528 shares issued and outstanding	11,299,528	11,299,528
Common Stock, Class B nonvoting stock, $1 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Additional paid-in capital	23,874,377	23,267,024
Retained deficit	(36,551,279)	(13,638,306)
Total shareholders’ (deficit) equity	(1,377,374)	20,928,246
Total liabilities and shareholders’ (deficit) equity	$47,966,591	$82,024,282

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended October 31,
	2012	2011	2010
Revenues:
Printing	$55,446,476	$55,376,887	$57,405,320
Office products and office furniture	34,975,487	34,545,733	33,437,588
Newspaper	13,991,752	14,589,210	15,332,671
Total revenues	104,413,715	104,511,830	106,175,579

Cost of sales & newspaper operating costs:
Printing	40,368,870	40,536,169	41,319,701
Office products and office furniture	24,935,766	24,521,153	23,632,686
Newspaper cost of sales & operating costs	8,167,313	8,254,557	8,107,487
Total cost of sales & newspaper operating costs	73,471,949	73,311,879	73,059,874

Gross profit	30,941,766	31,199,951	33,115,705

Selling, general and administrative expenses	28,441,187	26,275,952	26,814,794
Asset impairments/restructuring charges	11,426,055	9,369,018	1,640,795
(Loss) income from operations	(8,925,476)	(4,445,019)	4,660,116

Other income (expense):
Interest expense - related party	(57,733)	(65,316)	(82,334)
Interest expense	(3,738,725)	(3,553,031)	(5,060,437)
Gain on early extinguishment of debt from a related party	-	1,337,846	-
Other	(13,117)	50,410	952,018
	(3,809,575)	(2,230,091)	(4,190,753)
(Loss) income from continuing operations before income taxes	(12,735,051)	(6,675,110)	469,363
Income tax (expense) benefit	(10,812,773)	2,448,785	(272,444)
Net (loss) income from continuing operations	(23,547,824)	(4,226,325)	196,919
Net income from discontinued operations	634,851	250,282	291,215
Net (loss) income	$(22,912,973)	$(3,976,043)	$488,134

(Loss) earnings per share:
Basic and diluted (loss) income from continuing operations	$(2.09)	$(0.41)	$0.02
Basic and diluted income from discontinued operations	0.06	0.03	0.03
Total (loss) earnings per common share	$(2.03)	$(0.38)	$0.05

Weighted average shares outstanding:
Basic	11,300,000	10,362,000	9,988,000
Diluted	11,300,000	10,362,000	9,988,000

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ (Deficit) Equity

			Additional	Retained	Other
	Common Stock		Paid-In	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	(Loss) income	Total
Balance, October 31, 2009 (Restated)	9,987,913	$9,987,913	$22,768,610	$(10,150,397)	$-	$22,606,126

Net income for 2010	-	-	-	488,134	-	488,134
Other comprehensive income (net of tax)	-	-	-	-	407,289	407,289
Gain on hedging arrangement expiration	-	-	-	-	(407,289)	(407,289)
Total comprehensive income	-	-	-	488,134	-	488,134
Balance, October 31, 2010 (Restated)	9,987,913	$9,987,913	$22,768,610	$(9,662,263)	$-	$23,094,260

Stock issuance	1,311,615	1,311,615	498,414	-	-	1,810,029
Comprehensive loss:
Net loss for 2011	-	-	-	(3,976,043)	-	(3,976,043)
Total comprehensive loss	-	-	-	(3,976,043)	-	(3,976,043)
Balance, October 31, 2011	11,299,528	$11,299,528	$23,267,024	$(13,638,306)	$-	$20,928,246

Comprehensive loss:
Net loss for 2012	-	-	-	(22,912,973)	-	(22,912,973)
Stock warrants (net of tax)	-	-	607,353	-	-	607,353
Total comprehensive loss	-	-	607,353	(22,912,973)	-	(22,305,620)
Balance, October 31, 2012	11,299,528	$11,299,528	$23,874,377	$(36,551,279)	$-	$(1,377,374)

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended October 31,
	2012	2011 (Restated)	2010 (Restated)
Cash flows from operating activities:
Net (loss) income	$(22,912,973)	$(3,976,043)	$488,134
Net income from discontinued operations	634,851	250,282	291,215
Net (loss) income from continuing operations	(23,547,824)	(4,226,325)	196,919

Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	3,669,291	3,965,513	4,062,807
Loss (gain) on sale of assets	51,506	(35,486)	15,490
(Gain) on early extinguishment of debt from a related party	-	(1,337,846)	-
Deferred income taxes	11,353,465	(2,024,921)	14,169
Deferred financing costs	571,790	436,855	372,610
Bad debt expense	728,882	282,612	304,333
Intangible impairment	11,068,883	8,716,868	-
Asset impairment	309,134	109,255	-
Restructuring charges	48,038	571,746	1,812,325
(Gain)/Loss on hedging agreements	-	-	(691,368)
Changes in assets and liabilities:
Accounts receivable	2,858,583	(1,286,713)	(380,029)
Deferred revenue	26,262	17,199	47,181
Inventories	1,233,014	582,232	1,504,958
Other current assets	200,559	51,540	273,815
Accounts payable	(101,335)	1,477,814	(1,322,720)
Accrued payroll and commissions	(42,080)	(306,145)	(241,139)
Taxes accrued and withheld	1,096	50,634	(192,436)
Accrued income taxes	9,293	27,000	1,875,107
Accrued expenses	(595,093)	(681,643)	(421,838)
Other liabilities	(1,800)	(1,800)	(1,800)
Net cash provided by operating activities continuing operations	7,841,664	6,388,389	7,228,384
Net cash provided by operating activities discontinued operations	157,644	632,035	739,225
	7,999,308	7,020,424	7,967,609

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year Ended October 31,
	2012	2011 (Restated)	2010 (Restated)
Cash flows from investing activities:
Purchase of property and equipment	(756,189)	(1,330,677)	(815,543)
Proceeds from sale of fixed assets	306,548	320,083	32,256
Change in other assets	(52,810)	5,147	8,719
Net cash (used in) investing activities continuing operations	(502,451)	(1,005,447)	(774,568)
Net cash provided by (used in) investing activities discontinued operations	3,692,822	(156,861)	(40,933)
	3,190,371	(1,162,308)	(815,501)
Cash flows from financing activities:
Borrowings on line of credit	17,777,004	33,540,000	52,260,000
Payments on line of credit	(17,777,004)	(34,240,000)	(50,560,000)
Increase (decrease) in negative book cash balances	(1,153,931)	140,218	1,013,713
Principal payments on long-term debt	(4,973,837)	(5,919,470)	(11,043,871)
Proceeds from term debt	996,459	621,136	459,353
Financing cost paid	(341,531)	-	-
Forbearance fees	(122,042)	-	-
Deferred financing costs	-	-	(440,585)
Net cash used in financing activities continuing operations	(5,594,882)	(5,858,116)	(8,311,390)
Net cash used in financing activities discontinued operations	(3,750,000)	-	-
	(9,344,882)	(5,858,116)	(8,311,390)
Net increase (decrease) in cash and cash equivalents	1,844,797	-	(1,159,282)
Cash and cash equivalents at beginning of year	-	-	1,159,282
Cash and cash equivalents at end of year	$1,844,797	$-	$-

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Champion is a commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets in the United States of America, east of the Mississippi. Champion also publishes The Herald-Dispatch daily newspaper in Huntington, West Virginia with a total daily and Sunday circulation of approximately 23,000 and 28,000 respectively.

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

Restatement of Prior Years, Reclassifications and Revisions

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

               In addition, the Company has restated the Consolidated Statements of Cash Flows for 2011 and 2010 to reflect $621,000 and $459,000 of vehicle purchases as cash activities that were previously classified as non-cash activities.

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

Discontinued Operations and Assets Held for Sale

                The Company's operations comprising CGC and Donihe were classified as discontinued operations in the Consolidated Statements of Operations for all years presented. (see Note 12).

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

During 2012, 2011 and 2010, $728,882, $282,612, and $304,333 of bad debt expense was incurred and the allowance for doubtful accounts was $1,157,465, $642,761, and $987,950 as of October 31, 2012, 2011 and 2010. The actual write-offs for the periods were $214,000, $628,000, and $344,000 during 2012, 2011 and 2010. The actual write-offs occur when it is determined an account will not be collected. General economic conditions and specific geographic and customer concerns are major factors that may affect the adequacy of the allowance and may result in a change in the annual bad debt expense.

No individual customer represented greater than 8.1% of the gross outstanding accounts receivable at October 31, 2012 and 2011. The Company’s ten largest accounts receivable balances represented 22.1% and 22.5% of gross outstanding accounts receivable at October 31, 2012 and 2011.

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

        Major renewals, betterments and replacements are capitalized while maintenance and repair costs are charged to operations as incurred. Upon the sale or disposition of assets, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in income. Depreciation expense and amortization of leashold improvements and equipment under capital leases from continuing operations approximated $3,377,000, $3,543,000, and $3,614,000 for the years ended October 31, 2012, 2011 and 2010 and is reflected as a component of cost of sales and newspaper operating costs and selling, general and administrative expenses.

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

    Goodwill shall not be amortized; instead, it shall be tested for impairment at a level of reporting referred to as a reporting unit. The first step of impairment analysis is a screen for potential impairment and the second step, if required, measures the amount of the impairment. The Company performs an annual impairment in the fourth quarter and in 2012 performed an interim test for goodwill at the newspaper segment. The Company recorded various charges associated with Goodwill and other assets in 2012 and 2011 as further disclosed in Note 11 to the Consolidated Financial Statements.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expense for the years ended October 31, 2012, 2011 and 2010 approximated $488,000, $522,000, and $578,000.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options and warrants. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants using the treasury stock method. There was no dilutive effect in fiscal 2012, 2011, and 2010.

Segment Information

The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company’s operating segments are more fully described in Note 9.

Revenue Recognition

Revenues are recognized when products are shipped or ownership is transferred and when services are rendered to customers. The Company acts as a principal party in sales transactions, assumes title to products and assumes the risks and rewards of ownership including risk of loss for collection, delivery or returns. The Company typically recognizes revenue for the majority of its products upon shipment to the customer and transfer of title. Under agreements with certain customers, custom forms may be stored by the Company for future delivery. In these situations, the Company may receive a logistics and warehouse management fee for the services provided. In these cases, delivery and bill schedules are outlined with the customer and product revenue is recognized when manufacturing is complete and the product is received into the warehouse, title transfers to the customer, the order is invoiced and there is reasonable assurance of collectability. Since the majority of products are customized, product returns are not significant. Therefore, the Company records sales on a gross basis. Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on websites. Circulation revenues are recognized when purchased newspapers are distributed. Amounts received from customers in advance of revenue recognized are recorded as deferred revenue. The deferred revenue associated with The Herald-Dispatch approximated $665,000 and $614,000 at October 31, 2012 and 2011. Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to government authorities. The costs of delivering finished goods to customers are recorded as shipping and handling costs and included in cost of sales of the printing segment and in newspaper cost of sales and operating costs, of the newspaper segment. The office products and office furniture shipping and handling costs were approximately $0.5 million for 2012, 2011, and 2010 and are recorded as a component of selling, general, and administrative costs.

Accounting for Costs Associated with Exit or Disposal Activities

   A liability for a cost associated with an exit or disposal activity shall be measured initially at its fair value in the period in which the liability is incurred.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Accounting for Stock-Based Compensation

Before the adoption of the current applicable accounting standards, the Company had elected to follow the intrinsic value method in accounting for its employee stock options. Accordingly, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized. There were no stock option grants in 2012, 2011 or 2010. Any future stock-based compensation will be measured at the grant date based on the fair value of the award and it would be recognized as an expense over the applicable vesting periods of the stock award using the straight line method.

Fair Value Measurements

       The Company measured and recorded in the accompanying Consolidated Financial Statements certain liabilities at fair value on a recurring basis. This liability was associated with an interest rate swap agreement which expired October 29, 2010. There is a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Newly Issued Accounting Standards

              Effective July 1, 2009, changes to the ASC are communicated through an ASU. As of October 31, 2012, the FASB has issued ASU’s 2009-01 through 2012- 07. The Company reviewed each ASU and determined that they will not have a material impact on the Company’s financial position, results of operations or cash flows, other than related disclosures to the extent applicable.
             In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 1). The Company applied this standard in the second quarter of fiscal 2012, and it had no material impact on the Company’s consolidated financial statements.

             In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income: Presentation of comprehensive income.” The amendment to ASC 220 “Comprehensive Income” requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.

             In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This amendment to ASC 220 “Comprehensive Income” deferred the adoption of presentation of reclassification items out of accumulated other comprehensive income. The Company is expected to adopt the new guidance on ASU 2011-05 beginning November 1, 2012, and the adoption of the new guidance is not expected to impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.

             In September 2011, the FASB issued ASU 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The Company will consider the applicability of the new guidance beginning November 1, 2012, and the adoption of the new guidance is not expected to impact the Company’s financial position, results of operations or cash flows, other than related disclosures.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2. Inventories

    Inventories consisted of the following:

	October 31,
	2012	2011
Printing and Newspaper:
Raw materials	$2,049,447	$2,142,793
Work in process	834,678	1,217,681
Finished goods	1,383,094	1,806,374
Office products and office furniture	1,920,701	2,254,086
	$6,187,920	$7,420,934

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3. Long-term Debt

    Long-term debt consisted of the following:
	October 31,
	2012	2011
Installment notes payable to banks and Lessor, due in monthly installments plus interest at rates approximating the bank’s prime rate or the prime rate subject to various floors maturing in various periods ranging from November 2011-September 2014, collateralized by equipment and vehicles (0% interest on Lessor note) (see Note 10)	$677,167	$1,175,784
Notes payable to shareholders. The shareholder note of $2.5 million plus all accrued interest is due in one balloon payment in September 2014.	2,500,000	-
Term loan facility with a syndicate of banks, due in quarterly installments of $1,225,000 plus interest payments equal to the base rate plus the applicable margin or the adjusted LIBOR rate plus the applicable margin maturing September 2013, collateralized by substantially all of the assets of the Company.	-	37,884,224
Term loan A with a syndicate of banks, due in monthly installments of $238,000 plus interest payments equal to LIBOR plus the applicable margin (currently 8%) maturing June 2013, collateralized by substantially all of the assets of the Company.	19,762,000	-
Term loan B with a syndicate of banks, due June 30, 2013, interest (deferred fee) at a rate of 16%, with aggregate unpaid deferred fee itself bearing interest collateralized by substantially all of the assets of the Company	6,277,744	-
Bullet loan A with a syndicate of Banks, due in installments of $1.9 million on or before December 31, 2012 and $2.1 million on or before March 31, 2013 with interest at LIBOR plus the applicable margin (currently 8%), collateralized by substantially all of the assets of the Company.	3,350,000	-
Revolving line of credit loan facility with a syndicate of banks, interest payments based on LIBOR plus the applicable margin (currently 6%) maturing in June 2013, collateralized by substantially all of the assets of the Company.	8,425,496	9,725,496
Accrued Deferred fee (interest) Bullet loan B, Due June 30, 2013	31,171	-
Capital lease obligation for printing equipment at an imputed interest rate of 6.02% per annum	65,719	-
Unamortized debt discount	(1,287,527)	-
	39,801,770	48,785,504
Less current portion revolving line of credit	8,425,496	9,725,496
Less long-term portion revolving line of credit	-	-
Less current portion long-term debt	29,998,791	38,629,011
Less current portion obligation under capital lease	13,014	-
Less debt discount	(1,287,527)	-
Long-term debt, net of current portion and revolving line of credit, capital lease obligation and notes payable to related party	$2,651,996	$430,997

Continuing operations:
Long-term debt, net of current portion and revolving line credit	$99,291	$430,997
Long-term capital lease obligation	52,705	-
Current portion of long-term debt and revolving line of credit	36,238,560	42,419,353
Long-term notes payable to related party	2,500,000	-
Current portion of capital lease obligation	13,014	-
Debt Discount	(1,287,527)	-
Total debt from continuing operations	37,616,043	42,850,350
Liabilities held for sale/discontinued operations - debt	2,185,727	5,935,154
Total indebtedness	$39,801,770	$48,785,504

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

               The Company has determined in accordance with applicable provisions of GAAP that indebtedness that is required to be repaid as a result of a disposal transaction should be allocated to discontinued operations. The specific allocation of sale proceeds would typically be allocated at the discretion of the Administrative Agent between the revolving credit facility and term debt. The proceeds from assets held for sale are required to be remitted to the Administrative Agent for the extinguishment of debt. Therefore, the debt allocated to liabilities held for sale/discontinued operations reflects actual or estimated debt pay downs based on either proceeds received or the carrying amount of the related assets held for sale, net of associated liabilities held for sale prior to debt allocated to liabilities held for sale/discontinued operations. The Company utilized estimated, or if available, actual debt payments required to be made associated with the held for sale/discontinued operations classification. The prior period amounts were equivalent to the allocations or payments in the third and fourth quarter of 2012.

                Maturities of long-term debt, capital lease obligations and revolving line of credit from continuing and discontinued operations for each of the next five years follow:

2013	$37,149,774
2014	2,613,108
2015	15,932
2016	15,652
2017	7,304
$39,801,770

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Debt 2012:

                The Company is currently operating under the provisions of the Restated Credit Agreement as further discussed herein. The following is a sequential summary of the various debt actions in 2012.

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

The Limited Forbearance Agreement provided that during the forbearance period, so long as the Company meets the conditions of the Limited Forbearance Agreement, it may continue to request credit under the revolving credit line.

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

The Limited Forbearance Agreement provided that the credit commitment under the Credit Agreement is $15,000,000 and provided for a $1,450,000 reserve against the Credit Agreement borrowing base. The Company had borrowed under its $15.0 million line of credit approximately $9.7 million at December 28, 2011, which encompassed working capital requirements, refinancing of existing indebtedness prior to The Herald-Dispatch acquisition and to partially fund the purchase of The Herald-Dispatch.

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

In a Current Report on Form 8-K filed May 4, 2012, Champion Industries, Inc. (“Champion”) advised that on May 2, 2012, Fifth Third Bank, as Administrative Agent (the “Administrative Agent”) for lenders under Champion’s Credit Agreement dated September 14, 2007, as amended (the “Credit Agreement”) had sent Champion a Notice of Default and Reservation of Rights (“Notice of Default”), advising that Champion’s default under provisions of the Credit Agreement requiring it to maintain certain financial ratios constituted an Event of Default under the Credit Agreement. The default relates to Sections 6.20(a) and 6.20(b) of the Credit Agreement.

The Notice of Default also advised that the Administrative Agent had not waived the Event of Default and reserved all rights and remedies as a result thereof. Those remedies include, under the Credit Agreement, the right to accelerate and declare due and immediately payable the principal and accrued interest on all loans outstanding under the Credit Agreement.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Notice of Default further stated that any extension of additional credit under the Credit Agreement would be made by the lenders in their sole discretion without any intention to waive any Event of Default.

On July 31, 2012, the Administrative Agent, the Lenders, Champion, all its subsidiaries and Marshall T. Reynolds entered into a First Amended and Restated Limited Forbearance Agreement and Fourth Amendment to Credit Agreement dated July 13, 2012 (the “Forbearance Agreement”) which provides, among other things, that during a forbearance period commencing on July 13, 2012 and ending on August 15, 2012 (unless sooner terminated by default of Champion under the Forbearance Agreement or the Credit Agreement), the Required Lenders are willing to temporarily forbear exercising certain rights and remedies available to them, including acceleration of the obligations or enforcement of any of the liens provided for in the Credit Agreement. Champion acknowledged in the Forbearance Agreement that as a result of the existing defaults, the Lenders are entitled to decline to provide further credit to Champion, to terminate their loan commitments, to accelerate the outstanding loans, and to enforce their liens.

The Forbearance Agreement provided that during the forbearance period, so long as Champion meets the conditions of the Forbearance Agreement, it may continue to request credit under the revolving credit line.

The Forbearance Agreement required Champion to:

●	continue to engage a chief restructuring advisor to assist in developing a written restructuring plan for Champion’s business operations;
●	submit an updated proposed restructuring plan to the Administrative Agent by July 16, 2012;
●	provide any consultant retained by the Administrative Agent with access to the operations, records and employees of Champion and their advisors;
●	attain revised minimum EBITDA covenant targets;
●	provide additional financial reports to the Administrative Agent;
●	make a good faith effort to effectuate certain transaction initiatives identified by the Company;
●	permit Administrative Agent to retain a media transaction expert and allow access to Company personnel and advisors; and
●	forbearance fee of 0.25%.

The Forbearance Agreement provided that the credit commitment under the Credit Agreement is $13,600,000 and provides for a $1,450,000 reserve against the Credit Agreement borrowing base. The applicable margin had been increased to 6.0% if utilizing the base rate or 4% if utilizing the amended base rate as well as a PIK compounding Forbearance Fee of 2% of the outstanding amount of term loans. The default rate is an additional 2% for outstanding term loans.

On August 20, 2012 the Company received a Notice of Forbearance Termination, Additional Defaults and Reservation of Rights ("Notice of Default") letter from the Administrative Agent for its secured lenders which was reported pursuant to Item 2.04 of Form 8-K filed August 21, 2012. This Notice of Default resulted from the expiration of the First Amended and Restated Limited Forbearance Agreement and Fourth Amendment to Credit Agreement ("Forbearance Agreement") on August 15, 2012 through the effective date of the September Forbearance Agreement. The Forbearance Agreement was the result of a previous Notice of Default as more fully described herein. The Company references to minimum excess availability and other credit availability related to the Forbearance Agreement are not applicable after July 31, 2012 through the effective date of the September Forbearance Agreement due to the expiration of the Forbearance Agreement. The Company had been notified that any extension of additional credit would be made by the Lenders in their sole discretion without any intention to waive any Event of Default. The Lenders had continued to provide the Company with access to the applicable revolving credit facilities during this default period.

              On September 12, 2012, the Company entered into a Second Amendment to the Limited Forbearance Agreement and Fifth Amendment to Credit Agreement ("September Forbearance Agreement") which extended the maturity of the credit facility through October 15, 2012. The September Forbearance Agreement provided that during the forbearance period, so long as the Company met the conditions of the September Forbearance Agreement, it may continue to request credit under the revolving credit line.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

              The September Forbearance Agreement required the Company to/or changed as follows:

●	pay a 0.10% extension fee based on the then-outstanding loans, interests in Letters of Credit and Unused Revolving Credit Commitments;
●	continue services of bank group consultant as well as continued retention of Company advisors;
●	release and term debt pay down of remaining $500,000 under the provisions of the Contribution Agreement hereinafter described;
●	continue actions to effectuate certain transactions, including the financing of certain receivables and finalizing the Safeguard transaction;
●	agree to terms on a debt restructuring by September 15, 2012 subject to credit approval and documentation;
●	minimum EBITDA covenant for August 2012 of $400,000;
●	aggregate revolving credit commitments of $13,000,000.

On October 19, 2012, the Company, the Administrative Agent and other lenders all party to the Company's Credit Agreement dated September 14, 2007 (as previously supplemented and amended, the "Original Credit Agreement") entered into a First Amended and Restated Credit Agreement ("Restated Credit Agreement") dated October 19, 2012 and Side Letter Agreement dated October 19, 2012. The Company reviewed the applicable requirements associated with debt modifications and restructurings to determine the applicable accounting for the Company's Restated Credit Agreement. The Company determined that modification accounting was appropriate based on the facts and circumstances of the Company's analysis as applied to applicable GAAP. A primary determining factor was the imputed effective interest rate of the Company's debt being substantially higher after the modification than was present prior to the modification. This was a key determining factor in assessing whether the Company's secured lender's had granted a concession. The Restated Credit Agreement and Side Letter Agreement amended various provisions of the Original Credit Agreement and added various provisions as further described herein, including but not limited to the following provisions of the Restated Credit Agreement:

•	Restated Credit Agreement maturity at June 30, 2013, subject to Champion's compliance with terms of the Restated Credit Agreement and Side Letter Agreement.
•
$0.001 per share warrants issued for up to 30% (on a post-exercise basis) of the outstanding common stock of the Company in the form of non-voting Class B common stock and associated Investor Rights Agreement for the benefits of the Lenders, subject to shareholder approval. The Company has various milestone dates, which may reduce the number of warrants outstanding upon satisfaction of certain conditions. The Company is working with its outside advisors regarding these items but is unable to predict the outcomes or likelihood of success regarding the achievement of such milestones. The warrants expire after October 19, 2017.

•
Various Targeted Transactions which may require the sale of various assets, divisions or segments upon the achievement of agreed upon value benchmarks among other considerations and if not successfully completed by the applicable milestone dates will be considered an event of default.

•	Existing debt restructured into a $20,000,000 Term Loan A, $6,277,743.89 Term Loan B, $4,000,000 Bullet Loan and $9,025,496.00 Revolver Loan.
•
A $10,000,000 revolving credit facility with a sublimit of up to $3,000,000 for swing loans. Outstanding borrowings thereunder may not exceed the sum of (1) up to 85% of eligible receivables (reduced to 80% of eligible receivables effective December 30, 2012) plus (2) up to the lesser of $5,000,000 or 50% of eligible inventory.

•
Targeted interest rates as follows based on a LIBOR borrowing option; Term Note A at LIBOR plus 8%, Term Note B at 0% (subject to a deferred fee of 16% per annum with various milestone dates reducing or forgiving such fees upon successful completion of such milestones.), revolving loans at LIBOR plus 6% and Bullet Loans A at a rate of LIBOR plus 8%.

•	At Champion’s option, interest at a LIBOR Rate plus the applicable margin.
•	Post default increase in interest rates of 2%.
•	Amendment of various covenants as further described in the Restated Credit Agreement.
•	Fixed Charge Coverage Ratio is required to be 1.0 to 1.0 as of January 31, 2013 and 1.10 to 1.0 as of April 30, 2013 based on a buildup model commencing October 1, 2012.
•	Leverage Ratio is required to be 3.30 to 1.00 as of January 31, 2013 and 3.10 to 1.00 as of April 30, 2013 based on a trailing twelve month EBITDA calculation.
•
Minimum EBITDA pursuant to a monthly build up commencing with the month ended October 31, 2012 of $600,000 increasing to $1,100,000 for November 30, 2012, $1,600,000 at December 31, 2012, $2,600,000 at January 31, 2013, $3,350,000 at February 28, 2013, $4,100,000 at March 31, 2013, $5,200,000 at April 30, 2013, $5,550,000 at May 31, 2013 and $5,900,000 at June 30, 2013.

•	Maximum Capital expenditures are limited to $1,000,000 for fiscal years commencing after October 31, 2012.
•	Enhanced reporting by Champion to Administrative Agent.
•	Continued retention of a Chief Restructuring Advisor and Raymond James & Associates, Inc. as well as continued retention by Secured Lenders of their advisor.
•	$100,000 fee due at closing plus monthly Administrative Agent fees of $15,000 monthly through June 30, 2013.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Debt 2011:

The Company operated under the provisions of the Second Amendment until its default on October 31, 2011. On July 18, 2011, the Company and Mr. Reynolds entered into and consummated an Exchange Agreement pursuant to which the $3,000,000 subordinated unsecured promissory note, dated December 29, 2009 and delivered in connection with the Forbearance Agreement, together with $147,875 in accrued interest, was exchanged for 1,311,615 shares of common stock. The ratio of exchange was $2.40 of principal and accrued interest for one share of common stock. The transaction was completed at a discount of approximately 42.5% of the face value of the subordinated unsecured promissory note and related accrued interest. The transaction was approved by a majority of the disinterested directors in a separate board meeting chaired by a disinterested director. The transaction resulted in a net gain on early extinguishment of debt from a related party which is reflected in our Consolidated Statements of Operations. As a result of the Exchange Agreement, Marshall T. Reynolds beneficially owned over 50% of the Company's outstanding common stock at the time of the transaction.

The Company had borrowed under its $15.0 million line of credit approximately $9.7 million at October 31, 2011, which encompassed working capital requirements, refinancing of existing indebtedness prior to the Herald-Dispatch acquisition and to partially fund the purchase of the Herald-Dispatch.

Debt 2010:

The following is a sequential summary of various debt actions in 2010.

On December 29, 2009, the Company, Marshall T. Reynolds, Fifth Third Bank, as Administrative Agent for lenders under the Company's Credit Agreement dated September 14, 2007, and the other lenders entered into a Forbearance Agreement. The Forbearance Agreement, among other provisions, required Marshall T. Reynolds to lend to the Company $3,000,000 in exchange for a subordinated unsecured promissory note in like amount, payment of principal and interest on which is prohibited until payment of all liabilities under the Credit Agreement. The subordinated unsecured promissory note, bearing interest at a floating Wall Street Journal prime rate and maturing September 14, 2014, and a debt subordination agreement, both dated December 29, 2009, were executed and delivered, and Mr. Reynolds advanced $3,000,000 to the Company. The $3,000,000 was applied to a prepayment of $3,000,000 of the Company's loans.  The Forbearance Agreement expired on March 31, 2010 and the Company entered into a Second Amendment and Waiver to Credit Agreement. ("Second Amendment")

               On March 31, 2010, the Company, Fifth Third Bank, as a Lender, L/C Issuer and Administrative Agent for Lenders (the "Administrative Agent") and the other Lenders party to the Company's Credit Agreement dated September 14, 2007 (the "Credit Agreement") entered into a Second Amendment and Waiver to Credit Agreement ("the "Second Amendment"). All conditions precedent to the effectiveness of the Second Amendment were satisfied on April 6, 2010. The Company had pledged substantially all of the assets of the Company as collateral for the indebtedness under the Credit Agreement and Second Amendment.

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

               In connection with the Contribution Agreement, the Company executed and delivered to Mr. Reynolds a Subordinated Promissory Note in an amount up to $2,500,000 (or less, based on draws by the Administrative Agent pursuant to the terms of the Contribution Agreement), payment of principal and interest on which is prohibited prior to January 31, 2011, and thereafter only with the Administrative Agent’s consent. The amount, if any, owed under the Subordinated Promissory Note is contingent upon a draw having been made under the Contribution Agreement. This promissory note was funded totaling $2,500,000 and $0 at October 31, 2012 and 2011 and was unfunded at October 31, 2010. The Subordinated Promissory Note bears interest at the Wall Street Journal prime rate (3.25% at inception and at October 31, 2012 and 2011), matures September 14, 2014 and is unsecured. In the event of a draw under the terms of the Contribution Agreement, the cash proceeds shall be deemed to be a subordinated loan made by Mr. Reynolds to the Company. Pursuant to the terms of the Contribution Agreement, the triggers which may require a draw and subsequent issuance of subordinated debt include a payment violation, a fixed charge coverage ratio violation and a delivery violation by the Company failing to deliver a Compliance Certificate to the Administrative Agent when due under the Credit Agreement. Upon a draw on Mr. Reynolds’ cash collateral account, he is deemed to have made a loan in like amount under the Contribution Agreement and Subordinated Promissory Note, in amount of $2.5 million, the proceeds of which were used by the Administrative Agent to repay outstanding term loans in the inverse order of maturity.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

 Other debt provisions:

             The Company is required to make certain mandatory payments on its credit facilities related to (1) net proceeds received from a loss subject to applicable thresholds, (2) equity proceeds and (3) effective January 31, 2009, and continuing each year thereafter under the terms of the agreement the Company is required to prepay its credit facilities by 75% of excess cash flow for its most recently completed fiscal year. The excess cash flow for purposes of this calculation is defined as the difference (if any) between (a) EBITDA for such period and (b) federal, state and local income taxes paid in cash during such period plus capital expenditures during such period not financed with indebtedness plus interest expense paid in cash during such period plus the aggregate amount of scheduled payments made by the Company and its Subsidiaries during such period in respect of all principal on all indebtedness (whether at maturity, as a result of mandatory sinking fund redemption, or otherwise), plus restricted payments paid in cash by the Company during such period in compliance with the Credit Agreement. Pursuant to the terms of the Limited Forbearance Agreement, there would be no excess cash flow payment due based on the contractual provisions regarding the application of cash collateral. The Company paid its prepayment obligation of approximately $2.0 million in January 2009 and had no balance due under its prepayment obligation for fiscal 2011 and 2012 that would have been payable January 2012 and 2013 pursuant to the applicable calculations of the applicable credit agreements.

The prime rate was the primary interest rate on the above loans prior to September 14, 2007. After this date, the primary interest rate consisted primarily of LIBOR 30-day, 60-day and 90-day rates plus the applicable margin (effective with the Second Amendment, the primary interest rate was LIBOR 30-day and 60-day rates plus the applicable margin) (after the Restated Credit Agreement effective date, the primary interest rate was LIBOR plus the applicable margin). Prime rate approximated 3.25%  at October 31, 2012 and 2011, while the LIBOR rate approximated 0.16% at October 31, 2012 and the 30-day LIBOR rate approximated 0.24% at October 31, 2011. The Company had entered into a hedging arrangement to convert $25.0 million of variable interest rate debt to fixed interest rate debt. There was no current balance outstanding subject to the hedge at October 31, 2012 and 2011 (see Note 15). The swap agreement terminated effective October 29, 2010, therefore, converting from fixed interest rate debt to variable interest upon termination. Interest paid from total operations during the years ended October 31, 2012, 2011 and 2010 approximated $3,463,000, $3,598,000, and $5,256,000. In 2012, the Company amortized approximately $0.1 million of debt discount to interest expense. The Company had accrued interest of approximately $129,000 and $162,000 at October 31, 2012 and 2011 recorded as accrued expenses on the balance sheet.  Deferred financing costs and debt discount are amortized under the interest method over the life of the related credit facilities and are reported as part of interest expense. In 2012, 2011 and 2010, $572,000, $437,000,  and $373,000 of deferred financing costs were included as interest expense. In addition, certain period costs associated with these credit facilities are recorded as a component of interest including administrative agent fees and costs. The Company is amortizing under the interest method the discount debt associated with the issuance of warrants as well as lender fees and other cost associated with the Restated Credit Agreement.
              The Company does not believe it is practicable to estimate the fair value of its variable interest-bearing debt and revolving credit facilities related to its primary credit facilities with a syndicate of banks and its subordinated debt to a related party due primarily to the fact that an active market for the Company’s debt does not exist.

              The term debt not related to the Restated Credit Agreement and subordinated debt to shareholders had a carrying value of approximately $0.7 million and the Company believes the carrying value approximates fair value for this debt based on recent market conditions, collateral support, recent borrowings and other factors.

              The Company may incur costs in 2013 related to facility consolidations, employee termination costs and other restructuring related activities. These costs may be incurred, in part, as a response to the Company's efforts to overcome the impact of the global economic crisis and may occur pursuant to certain initiatives being reviewed in accordance with the provisions of the Restated Credit Agreement and initiatives to improve operating performance. (see Note 10)

The Company had no non-cash activities for 2012, 2011 and 2010. The Company had previously recorded certain purchases for 2011 and 2010 of $621,000 and $459,000, respectively as non-cash activities. The cash flow statement has been restated for 2011 and 2010 to reflect these transactions as cash activities.

The Company achieved its first Bullet payment threshold as required prior to December 31, 2012 in the amount of $1.9 million of which $650,000 was paid prior to October 31, 2012. The Company is diligently working with Raymond James to identify funding mechanisms to achieve the remaining $2.1 million payment due March 31, 2013. The Company is currently unable to predict the likelihood of achieving this payment requirement.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Status of Debt Refinancing and Liquidity

Due in part to the reasonable possibility of a default by the Company prior to the contractual maturity of its Restated Credit Agreement and the Company's inability to achieve a longer term financing solution, which was contemplated upon the commencement of the Limited Forbearance Agreement, there is significant uncertainty about our ability to operate as a going concern.

                As a result of the Company’s current credit situation and the challenges within the economic climate faced by the Company, the Company faces substantial liquidity challenges for fiscal 2013 and beyond. The Company has engaged the investment banking group of Raymond James & Associates, Inc. (Raymond James) to assist it with a potential restructuring or refinancing of the existing debt and other potential transaction alternatives. Pursuant to the terms of the Limited Forbearance Agreement, the Company also engaged a Chief Restructuring Advisor to work with the Company, Raymond James, the Administrative Agent and syndicate of banks to address various factors and initiatives as further defined in the Restated Credit Agreement, including the expiration of the Company's Credit Facilities in June of 2013. The Company continues to have ongoing dialogue with the Administrative Agent and the syndicate of banks with respect to its credit facilities.

4. Employee Benefit Plan

The Company had a Profit Sharing Plan that covered all eligible employees and qualified as a Savings Plan under Section 401(k) of the Internal Revenue Code. Effective January 1, 1998, the Profit Sharing Plan was merged into The Champion Industries, Inc. 401(k) Plan (the "Plan"). The Plan covers all eligible employees who satisfy the age and service requirements. Each participant may elect to contribute up to 15% of annual compensation and the Company previously contributed 100% of the participant's contribution not to exceed 2% of the participant's annual compensation. The Company eliminated the employer match, as previously described, in the second quarter of 2010. The Company may make discretionary contributions to the Plan. The Company's expense under these plans was approximately $0, $0, and $105,000 for the years ended October 31, 2012, 2011 and 2010.

The Company's accrued vacation liability as of October 31, 2012 and 2011, was approximately $736,000, and $760,000. This item is classified as a component of accrued expenses on the financial statements.

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

The option price per share for incentive stock options shall not be lower than the fair market value of the common stock at the date of grant. The option price per share for non-qualified stock options shall be at such price as the Compensation Committee of the Board of Directors may determine at its sole discretion. All options to date are incentive stock options. There were no options outstanding as of October 31, 2012, 2011, and 2010. Options vest immediately and may be exercised within five years from the date of grant.

A summary of the Company’s stock option activity and related information for the years ended October 31 follows:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2012	Price	2011	Price	2010	Price

Outstanding-beginning of year	-	$-		$-	220,000	$4.26
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited or expired	-	-	-	-	(220,000)	4.26
Outstanding-end of year	-	-	-	-		$
Weighted average fair value of options granted during the year	$-		$-		$-

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

 5. Income Taxes

    Income tax (expense) benefit consisted of the following:

	Year Ended October 31,
	2012	2011	2010
Current benefit (expense) :
Federal	$1,257,942	$582,274	$925,052
State	258,293	279,984	373,839
Deferred (expense) benefit	(12,329,008)	1,586,527	(1,571,335)
Income tax (expense) benefit continuing operations	(10,812,773)	2,448,785	(272,444)
Intraperiod tax allocation expense discontinued operations	(509,520)	(184,087)	(211,307)
Total income tax (expense) benefit	$(11,322,293)	$2,264,698	$(483,751)

Deferred tax assets and liabilities are as follows:

	October 31,
	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$466,249	$329,860
Net operating loss carry forward	3,187,375	2,191,478
Accrued vacation	297,014	316,953
Other accrued liabilities	410,822	595,519
Intangible assets	14,201,325	11,873,969
Gross deferred tax assets	18,562,785	15,307,779

Deferred tax liabilities:
Property and equipment	(2,009,265)	(2,951,801)
Warrants	(374,693)	-
Gross deferred tax liability	(2,383,958)	(2,951,801)
Net deferred tax asset before valuation allowance	16,178,827	12,355,978

Valuation allowance:
Beginning balance	597,711	552,783
Increase during the period	15,581,116	44,928
Ending balance	16,178,827	597,711
Net deferred tax asset	$-	$11,758,267

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

 The above net deferred tax asset is presented on the balance sheet as follows:
	2012	2011
Deferred tax asset - current	$-	$864,108
Deferred tax assets -non-current	-	10,894,159
	$-	$11,758,267

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for continuing operations is as follows:

	Year Ended October 31,
	2012	2011	2010

Statutory federal income tax rate	34.0%	34.0%	(34.0)%
State taxes, net of federal benefit	3.8	5.4	54.5
Change in valuation allowance	(122.4)	(0.7)	(15.7)
Selling expenses	(0.6)	(1.2)	(15.0)
State apportionment and deferred tax adjustments	-	0.2	(48.3)
Federal and state tax net operating loss adjustments	-	(1.4)	-
Other	0.3	0.4	0.5
Effective tax rate, (expense) benefit	(84.9)%	36.7%	(58.0)%

          The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence was the cumulative loss incurred over the four-year period ended October 31, 2012 and over a seven-year period ended October 31, 2012. However, when these losses are adjusted for certain aberrations, rather than continuing conditions, the Company is able to represent that cumulative losses are not present in either the four year look back period or the seven year look back period.

          The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company determined in the second quarter of 2012 that, primarily as a result of its inability to enter into an amended credit facility upon the expiration of the Limited Forbearance Agreement on April 30, 2012, as well as the potential for a substantial increase in interest rates and fees coupled with the uncertainty regarding future interest rate increases that the secured lenders may impose on the Company that a full valuation allowance of the Company's deferred tax assets, net of deferred tax liabilities, is necessary to measure the portion of the deferred tax asset that more likely than not will not be realized. As a result of the Restated Credit Agreement entered into on October 19, 2012, the Company reassessed its valuation allowance and determined that the relative short term maturity of the Restated Credit Agreement coupled with the increase in interest rates that a full valuation was warranted at October 31, 2012. This resulted in an increase in the valuation allowance from $0.6 million at October 31, 2011 to approximately $16.2 million at October 31, 2012. The Company currently intends to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence related to our sources of future taxable income exists and the Company is better able to identify a longer term solution to our current credit situation with our secured lenders. Therefore, the amount of deferred tax asset considered realizable could be adjusted in future periods based on a multitude of factors, including but not limited to a refinancing of the Company’s existing credit agreement with its secured lenders, and such adjustments may be material to the Consolidated Financial Statements.

          The Company’s effective tax rate for continuing operations for 2012 was negative (84.9)% compared to an effective tax rate of 36.7% (benefit) and 58.0% (expense) for 2011 and 2010. The primary difference in tax rates between 2012 and 2011 and for 2012 between the effective tax rate and the statutory tax rate is a result of the valuation allowance taken against our deferred tax assets in the second quarter of 2012 in the amount of $15.2 million and a valuation allowance increase of an incremental $0.4 million in the third and fourth quarters of 2012. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets. The Company recorded a tax benefit from continuing operations in 2012, 2011 and 2010 resulting from the application of certain provisions of ASC 740 regarding interim implications of intraperiod tax allocations for discontinued operations when there is a loss from continuing operations to maintain financial statement neutrality and to recognize the tax components between continuing operations and discontinued operations on a discrete basis.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Income taxes (refunded) paid during the years ended October 31, 2012, 2011 and 2010 approximated $0, $(272,000), $(1,675,000). Certain taxable losses for 2010 are carried back to previous years to the extent allowable by applicable tax laws.

The Company's net operating losses are comprised of net operating losses from operations for both Federal and State as well as net operating losses of acquired companies. The tax affected benefit of these are reflected in the Financial Statements at $3.2 million or approximately $0 net of valuation allowance. The Federal net operating losses may be carried forward 20 years and carried back 2 years whereas the State net operating losses generally cannot be carried back for the Company's purpose but can be carried forward 15-20 years. There are certain federal net operating losses which are reflected on a gross basis but which are subject to IRS Code Section 382 limitations and as such a valuation allowance has historically been recorded.

               The Company was notified in December of 2011 and the examination commenced in December of 2011 by the IRS covering our fiscal year end 2010 federal income tax return. The Company was notified on December 19, 2012 that the IRS intends to issue a no change letter subject to the IRS Area Directors approval. The Company received an IRS notification dated January 10, 2013 indicating that the 2010 examination was complete with no change to the reported tax. As of October 31, 2012, the Company is subject to U.S. Federal income tax examination for returns filed after October 31, 2009. State Income Tax returns are generally subject to a period of examination for a period of three to five years. Tax interest and penalties are classified as income taxes in the accompanying statements of income and were insignificant for all periods presented. There was no unrecognized tax benefit at October 31, 2012 and 2011. The Company is currently unable to assess whether any significant increase to the unrecognized tax benefit will be recorded during the next 12 months.

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

    A summary of significant related party transactions follows:

	Year Ended October 31,
	2012	2011	2010
Rent expense paid to affiliated entities
for operating facilities	$517,000	$517,000	$517,000
Sales of office products, office furniture and printing services to affiliated entities	968,000	951,000	913,000

In addition, the Company leases property and equipment from unrelated entities under operating leases. Rent expense from continuing operations amounted to $491,000, $613,000, and $1,265,000 for the years ended October 31, 2012, 2011 and 2010.

Under the terms and conditions of the above-mentioned leases, the Company is primarily responsible for all taxes, assessments, maintenance, repairs or replacements, utilities and insurance. The Champion Output Solutions' lease excludes taxes and insurance during the initial lease term. Champion Output Solutions subleased approximately 8,500 square feet at an annual rate of approximately $38,000 on a month to month basis through December 2011. The Company has renewal options for certain leases covering varying periods.

In addition, the Company purchased vehicles from an entity controlled by family members of its Chief Executive Officer in the amounts of $66,000, $223,000, and $101,000 for the years ended October 31, 2012, 2011 and 2010.

Future minimum rental commitments for all non-cancelable operating leases including related party commitments with initial terms of one year or more consisted of the following at October 31, 2012:

2013	$1,036,560
2014	600,904
2015	165,124
2016	162,837
2017	97,307
$2,062,732

The Company participates in a self-insurance program for employee health care benefits with affiliates controlled by its Chief Executive Officer and as such is responsible for paying claims of Company participants as required by the plan document. The Company is allocated costs primarily related to the reinsurance premiums based on its proportionate share to provide such benefits to its employees. The Company’s allocated expense related to this program (excluding claims paid) for the years ended October 31, 2012, 2011 and 2010 was approximately $0.4 million, $0.4 million, and $0.5 million. (expenses are inclusive of discontinued operations)

During 2012, 2011 and 2010, the Company utilized an aircraft from an entity controlled by its Chief Executive Officer and reimbursed the controlled entity for the use of the aircraft, fuel, aircrew, ramp fees and other expenses attendant to the Company’s use, in amounts aggregating $128,000, $110,000, and $47,000. The Company believes that such amounts are at or below the market rate charged by third-party commercial charter companies for similar aircraft.

                The Company is self-insured for certain of the claims made under its employee medical insurance programs. The Company had recorded liabilities totaling $0.9 million and $0.7 million for estimated costs related to outstanding claims as of October 31, 2012 and 2011, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported  that we incorporated into a trend and lag analysis utilizing a variety of factors including historical claims trends and various processing statistics provided by the Company’s third party claims administrator. These estimates are based on management’s assessment of outstanding claims, historical analyses and current payment trends. The Company recorded an estimate for the claims incurred but not reported using an estimated lag period based upon historical information. The Company believes the reserves recorded are adequate based upon current facts and circumstances. Prior to 2012 these amounts were classified as accounts payable and to conform with the current year presentation these amounts are classified as accrued liabilities.

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

                On July 18, 2011, the Company and Mr. Reynolds entered into and consummated an Exchange Agreement pursuant to which the $3,000,000 subordinated unsecured promissory note, dated December 29, 2009 and delivered in connection with the Forbearance Agreement, together with $147,875 in accrued interest, was exchanged for 1,311,615 shares of common stock. The ratio of exchange was $2.40 of principal and accrued interest for one share of common stock. The transaction was completed at a discount of approximately 42.5% of the face value of the subordinated unsecured promissory note and related accrued interest. The transaction was approved by a majority of the disinterested directors in a separate board meeting chaired by a disinterested director. The transaction resulted in a net gain on early extinguishment of debt from a related party which is reflected in our consolidated statements of operations. As a result of the Exchange Agreement, Marshall T. Reynolds beneficially owned over 50% of the Company's outstanding common stock as a result of the transaction.

              As required by the Second Amendment, the Company, Marshall T. Reynolds and the Administrative Agent entered into a Contribution Agreement and Cash Collateral Security Agreement dated March 31, 2010 (the “Contribution Agreement”) pursuant to which Mr. Reynolds deposited $2,500,000 as cash collateral with the Administrative Agent, which the Administrative Agent may withdraw upon an event of default under the Credit Agreement. This cash collateral was in an account in Mr. Reynolds name with the Administrative Agent and was not reflected on the Company’s financial statements at October 31, 2011 and 2010.

              In connection with the Contribution Agreement, the Company has executed and delivered to Mr. Reynolds a Subordinated Promissory Note in an amount up to $2,500,000 (or less, based on draws by the Administrative Agent pursuant to the terms of the Contribution Agreement), payment of principal and interest on which is prohibited prior to January 31, 2011, and thereafter only with the Administrative Agent’s consent. The amount, if any, owed under the Subordinated Promissory Note is contingent upon a draw having been made under the Contribution Agreement. The Subordinated Promissory Note bears interest at the Wall Street Journal prime rate (3.25% at inception and at October 31, 2012 and 2011), matures September 14, 2014 and is unsecured. In the event of a draw under the terms of the Contribution Agreement, the cash proceeds shall be deemed to be a subordinated loan made by Mr. Reynolds to the Company. Pursuant to the terms of the Contribution Agreement, the triggers which may require a draw and subsequent issuance of subordinated debt include a payment violation, a fixed charge coverage ratio violation and a delivery violation by the Company failing to deliver a Compliance Certificate to the Administrative Agent when due under the Credit Agreement. Upon a draw on Mr. Reynolds’ cash collateral account, he is deemed to have made a loan in like amount under the Contribution Agreement and Subordinated Promissory Note, in amounts up to $2.5 million, the proceeds of which will be used by the Administrative Agent to repay outstanding term loans in the inverse order of maturity.

             On December 28, 2011, pursuant to the terms of the Limited Forbearance Agreement, a draw of $2.0 million was made on the cash collateral and $2.0 million was funded in the form of the subordinated unsecured promissory note. On September 14, 2012, in accordance with the provisions of the September Forbearance Agreement a draw of $500,000 was made under the provisions of the Contribution Agreement and was funded in the form of a subordinated unsecured promissory note. The draws of $2.0 million and $0.5 million were both used to pay term debt to a syndicate of banks. The promissory note was unfunded from inception through October 31, 2011 and fully funded at October 31, 2012.

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

                 In certain cases, exposure to loss may exist in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate of reasonably possible losses, in excess of amounts accrued, for current legal proceedings not covered by insurance is not greater than $0.4 million at October 31, 2012 and may be substantially lower than this amount. Any estimate involves significant judgment, given the varying stages of the proceedings (including cases in preliminary stages), as well as numerous unresolved issues that may impact the outcome of a proceeding. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate. The current loss estimate excludes legal and professional fees associated with defending such proceedings. These fees are expensed as incurred and may be material to the Company's Consolidated Financial Statements in a particular period.

                 While the final outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel, and available insurance coverage, Management believes that there is no accrual for legal contingencies required at this time. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be greater than the current estimates discussed above and may be material to the Company’s Consolidated Financial Statements in a particular period.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

                  As a result of the acquisition of Syscan Corporation in 2004, the Williams Land Corporation had the option to put the 3000 Washington Street building occupied by Syscan to the Company for a purchase price of $1.5 million and the Company had the option to purchase the building for $1.5 million at the conclusion of the five year lease term ending September 1, 2009. This option could be exercised no later than 60 days prior to the end of the lease and closing of said purchase could not exceed 45 days from the end of the lease. The Company exercised its option to purchase this building on June 16, 2009. The Company assigned its option to purchase to a related party and leased the building back from the related party for a period of five years with a call option to purchase the building within the new five year lease period, which commenced October 27, 2009, for $1.5 million.

All of the above transactions have been accounted for using the purchase method of accounting.

9. Industry Segment Information

The Company operates principally in three industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms); the sale of office products and office furniture including interior design services; and publication of The Herald-Dispatch daily newspaper in Huntington, West Virginia with a total daily and Sunday circulation of approximately 23,000 and 28,000 respectively. The Company employs approximately 550 people, of whom approximately 10 or 2%, are covered by collective bargaining agreements, which expire December 31, 2013.

               The Company reports segment information in a manner consistent with the way that our management, including our chief operating decision maker, the Company’s Chief Executive Officer, assesses performance and makes decisions regarding allocation of resources in accordance with the Segment Disclosures Topic of the ASC.

                Our Financial Reporting systems present various data, which is used to operate and measure our operating performance. Our chief operating decision maker utilizes various measures of a segment’s profit or loss including historical internal reporting measures and reporting measures based on product lines with operating income (loss) as the key profitability measure within the segment. Product line reporting is the basis for the organization of our segments and is the most consistent measure used by the chief operating decision maker and conforms with the use of segment operating income or (loss) that is the most consistent with those used in measuring like amounts in the Consolidated Financial Statements. During the third quarter of 2012, the Company realigned personnel and divisional responsibilities between the printing segment and office products and office furniture segments primarily in one location, resulting in additional SG&A costs of approximately $0.2 million being allocated to the office products and office furniture segment for 2012 which were previously a component of the printing segment.

                The identifiable assets are reflective of non-GAAP assets reported on the Company's internal balance sheets and are typically adjusted for negative book cash balances, taxes and other items excluded for segment reporting. The assets are classified based on the primary functional segment category as reported on the internal balance sheets. Therefore the actual segment assets may not directly correspond with the segment operating (loss) income reported herein. The Company has certain assets classified as held for sale/discontinued operations representing $2,705,280 at October 31, 2012 and $7,361,869 at October 31,2011. These assets were part of the printing segment prior to the reclassification as assets held for sale/discontinued operations. The total assets reported on the Company's balance sheets as of October 31, 2012, 2011 and 2010 are $47,966,591, $82,024,282, and $92,452,662. The identifiable assets reported below represent $45,261,311, $62,894,853, and $76,501,708.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The table below presents information about reported segments for the years ended October 31:

2012	Printing	Office Products & Furniture	Newspaper	Total
Revenues from continuing operations	$60,204,947	$40,606,947	$13,991,752	$114,803,646
Elimination of intersegment revenue	(4,758,471)	(5,631,460)	-	(10,389,931)
Consolidated revenue from continuing operations	$55,446,476	$34,975,487	$13,991,752	$104,413,715
Operating (loss) income from continuing operations	(1,832,029)	1,915,331	(9,008,778)	(8,925,476)
Depreciation & amortization	2,426,059	113,671	1,129,561	3,669,291
Capital expenditure	646,728	50,469	58,992	756,189
Identifiable assets	25,738,617	7,077,977	12,444,717	45,261,311
Goodwill	2,226,837	1,230,485	-	3,457,322

2011	Printing	Office Products & Furniture	Newspaper	Total
Revenues from continuing operations	$60,626,443	$41,098,106	$14,589,210	$116,313,759
Elimination of intersegment revenue	(5,249,556)	(6,552,373)	-	(11,801,929)
Consolidated revenues from continuing operations	$55,376,887	$34,545,733	$14,589,210	$104,511,830
Operating (loss) income from continuing operations	(500,704)	2,397,703	(6,342,018)	(4,445,019)
Depreciation & amortization	2,688,378	135,426	1,141,709	3,965,513
Capital expenditures	1,199,163	77,336	54,178	1,330,677
Identifiable assets	28,304,364	9,151,757	25,438,732	62,894,853
Goodwill	2,226,837	1,230,485	9,510,933	12,968,255

2010	Printing	Office Products & Furniture	Newspaper	Total
Revenues from continuing operations	$66,541,632	$39,691,717	$15,332,671	$121,566,020
Elimination of intersegment revenue	(9,136,312)	(6,254,129)	-	(15,390,441)
Consolidated revenues from continuing operations	$57,405,320	$33,437,588	$15,332,671	$106,175,579
Operating income (loss) from continuing operations	(559,261)	2,055,990	3,163,387	4,660,116
Depreciation & amortization	2,795,377	131,529	1,135,901	4,062,807
Capital expenditures	702,491	53,556	59,496	815,543
Identifiable assets	32,143,086	8,806,943	35,551,679	76,501,708
Goodwill	2,226,837	1,230,485	11,874,961	15,332,283

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation of total segment revenue, assets and operating (loss) income  to consolidated (loss) income before income taxes for the years ended October 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Revenues:
Total segment revenues	$114,803,646	$116,313,759	$121,566,020
Elimination of intersegment revenue	(10,389,931)	(11,801,929)	(15,390,441)
Consolidated revenue from continuing operations	$104,413,715	$104,511,830	$106,175,579

Operating (loss) income from continuing operations:
Total segment operating (loss) income from continuing operations	$(8,925,476)	$(4,445,019)	$4,660,116
Interest expense - related party	(57,733)	(65,316)	(82,334)
Interest expense	(3,738,725)	(3,553,031)	(5,060,437)
Gain on early extinguishment of debt from a related party	-	1,337,846	-
Other income (loss)	(13,117)	50,410	952,018
Consolidated (loss) income before income taxes from continuing operations	$(12,735,051)	$(6,675,110)	$469,363

Identifiable assets:
Total segment identifiable assets	$45,261,311	$62,894,853	$76,501,708
Elimination of intersegment assets	2,705,280	19,129,429	15,950,954
Total consolidated assets	$47,966,591	$82,024,282	$92,452,662

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10.  Restructuring and Other Charges

      In fiscal 2010 and 2011, the Company recorded charges related to a restructuring and profitability enhancement plan. This plan was implemented to effectuate certain key initiatives and was an integral component of the Second Amendment and Waiver to the Credit Agreement among the Company, Fifth Third Bank, as Lender, L/C Issuer and Administrative Agent for Lenders and other Lenders dated March 31, 2010 (the "Second Amendment"). These actions were taken to comply with the provisions and targeted covenants of the Second Amendment and to address the impact of the global economic crisis on the Company. The Company may incur additional costs in future periods to address the ongoing and fluid nature of the economic crisis, and may incur costs pursuant to certain initiatives being reviewed in accordance with the provisions of the Restated Credit Agreement. The amount of future charges not discussed herein is currently not estimable by the Company. The costs in 2012 related to the Consolidation of the Company's commercial printing production operation in Cincinnati, Ohio into existing Company facilities in other locations.

   The plan was implemented to address several key initiatives, including streamlining production and administrative operations and headcount reductions. The aggregate pre-tax charge resulting from these actions was $2.4 million. The charges were comprised of $1.6 million associated with excess facility and maintenance costs, primarily related to operating leases, inventory related costs of $200,000 and costs associated with streamlining production and personnel related separation costs of $613,000. The costs associated with the restructuring and profitability enhancement plan are primarily recorded in the restructuring charges line item as part of operating income. Inventory is recorded as a component of cost of sales.
      The following information summarizes the costs incurred with respect to restructuring, integration and asset impairment charges during the three and twelve months ended October 31, 2012 and 2011, as well as the cumulative total of such costs representing fiscal 2010, fiscal 2011, and fiscal 2012, such costs are included as a component of the printing segment:
	Three Months Ended		Twelve Months Ended		Cumulative Total
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Occupancy and equipment related costs	$-	$322,237	$-	$445,790	$1,618,965
Costs incurred to streamline production, personnel and other	-	-	48,038	97,105	612,764
Inventory	-	-	-	28,851	200,380
Total	$-	$322,237	$48,038	$571,746	$2,432,109

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

    The activity pertaining to the Company's accruals related to restructuring and other charges since October 31, 2010, including additions and payments made are summarized below:

	Occupancy and equipment related costs	Costs incurred to streamline production, personnel and other	Total

Balance at October 31, 2010	$1,037,548	$8,462	$1,046,010
2011 expenses	445,790	97,105	542,895
Paid in 2011	(477,986)	(189,495)	(667,481)
Reclassifications	(139,503)	139,503	-
Balance at October 31, 2011	$865,849	$55,575	$921,424

2012 expenses	$-	$48,038	$48,038
Paid in 2012	(678,765)	(48,876)	(727,641)
Reclassifications	54,737	(54,737)	-
Balance at October 31, 2012	$241,821	$-	$241,821

            Effective June 1, 2012 as a result of initiatives implemented by the Company to improve operating efficiency and pursuant to the Company's restructuring plan submitted to the secured lenders in the second quarter of 2012, the Company's commercial printing production operation in Cincinnati, Ohio, was consolidated into existing Company facilities in other locations. The Company intends to continue to service its customer base through a dedicated sales team within this market and supported by personnel at our Chapman Printing locations in Lexington, Kentucky and Parkersburg and Huntington, West Virginia. As a result of this action, the Company recorded a reduction in force of 24 employees. The Company expects to incur costs associated with work force reductions, lease termination costs and other related costs in future periods beyond the fourth quarter of 2012. The Company recorded severance and other employee related costs of approximately $48,000 in 2012 and has incurred incremental charges for severance and other costs in the first quarter of 2013 of $53,000, associated primarily with the sale of substantially all of the property, plant and equipment of the Donihe Graphics subsidiary in Kingsport, Tennessee in the first quarter of 2013. The amount of any remaining restructuring related charges are currently not estimable by the Company. The Company also recorded asset impairment charges of $0.6 million, representing assets classified as held for sale at October 31, 2012. (See Note 12).

            The remaining restructuring accrual at October 31, 2012 is primarily reflected on the Company’s Financial Statements as a component of debt due to two payments of $135,000 due November 30, 2012 and $99,456 due February 28, 2013 being evidenced as part of a contractual settlement in the form of a promissory note with the Lessor at the Company’s former location in Bridgeville, Pennsylvania. (see Note 3)

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Acquired Intangible Assets and Goodwill
	2012		2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Non-compete agreement	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Customer relationships	2,451,073	1,026,935	2,451,073	904,837
Advertising and subscriber base	4,989,768	1,952,322	4,989,768	1,804,660
Other	564,946	541,236	564,946	518,238
	9,005,787	4,520,493	9,005,787	4,227,735

Unamortizable intangible assets:
Goodwill	3,964,600	507,278	13,475,533	507,278
Trademark and masthead	2,091,022	-	3,648,972	-
	6,055,622	507,278	17,124,505	507,278

Total goodwill and other intangibles	$15,061,409	$5,027,771	$26,130,292	$4,735,013

                During the second quarter of 2012 as part of a restructuring plan submitted to the Company’s secured lenders the Company authorized its investment bankers to initiate an open market transaction process to determine potential alternative transactions in relation to certain asset sales and the sale of a business segment. As a result of this process it was determined that an impairment test between annual impairment tests was warranted as a result of this transaction analysis. This resulted in the Company’s assessment that the carrying value of the newspaper segment exceeded the fair value of the newspaper segment. The basis of the fair value was a mid-point of value attained as a result of the open market process assessment based on a non-binding letter of interest attained in this process. This resulted in an impairment charge in the second quarter of 2012 of the remaining goodwill of the newspaper segment of approximately $9.5 million on a pre-tax, non-cash basis.

              In connection with our annual impairment testing of goodwill and other non-amortizing intangible assets conducted in the fourth quarter of 2012, we recorded a charge of $1.6 million on a pre-tax, non-cash basis for impairment of the value of the trademark and masthead which resulted from the 2007 acquisition of the Herald-Dispatch daily newspaper in Huntington, WV. The Company assessed the value of the trademark and masthead with assistance from a third party valuation specialist utilizing an income approach based on the relief from royalty income valuation methodology.

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

              The Company determined that it should perform impairment testing of goodwill and intangible assets during the fourth quarter of 2012, 2011 and 2010, due, in part, to declines in our stock price, increased volatility in operating results and declines in market transactions in the industry and for goodwill and non-amortizing intangible assets as part of our annual impairment testing. The valuation methodology utilized to estimate the fair value of the newspaper operating segment in 2011 was based on both the market and income approach. The implied fair values of goodwill and other intangibles for this reporting unit was less than the carrying amount for 2011 based on the analysis by the Company and with assistance of third party valuation specialists, and therefore an impairment charge was taken. The Valuation Specialist considered three approaches to value referred to as the income approach, the market approach, and the cost approach.  The income approach was based on a discounted cash flow methodology, in which expected future free net cash flows to invested capital are discounted to present value, using an appropriate after-tax weighted average cost of capital.  The market approach using guideline company analysis weighs empirical evidence from shares of comparable companies sold in minority transactions on stock exchanges and merger and acquisition analysis, which analyses sales of newspapers in control transactions.  The cost approach was not employed due to the fact it was not deemed relevant.  The goodwill and other intangible assets will continue to be amortized for tax purposes over its remaining life in accordance with applicable internal revenue service standards.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company has other reporting units with Goodwill in the printing and office products and office furniture segment. The Company evaluated these reporting units during the fourth quarter of  2012, 2011 and 2010, and while the estimated fair value of these reporting units has generally declined, the estimated fair value of each of our other reporting units exceeded their carrying values in 2012, 2011 and 2010. As a result, no additional testing or impairment charges were necessary.

Amortization expense for the years ended October 31, 2012, 2011 and 2010 was $293,000, $417,000, and $450,000 respectively. A non-compete agreement is being amortized over a period of seven years and the customer relationships are being amortized over a period of 20 years. These items are both related to the acquisition of Syscan in 2004. The advertising and subscribers bases related to the acquisition of The Herald-Dispatch are being amortized over 25 and 20 years respectively. The trademark and masthead associated with the acquisition of The Herald-Dispatch are non-amortizing assets. The weighted average remaining life of the Company's amortizable intangible assets was approximately 16 years. Estimated amortization expense for each of the following years is:

2013	$287,261
2014	275,970
2015	269,761
2016	269,761
2017	269,761
Thereafter	3,112,780
$4,485,294

The changes in the carrying amount of goodwill, trademark and masthead and other amortizing intangibles for the years ended October 31, 2012 and 2011 were:

Goodwill:

	Printing	Office Products and Furniture	Newspaper	Total

Balance at October 31, 2010
Goodwill	$2,226,837	$1,230,485	$35,437,456	$38,894,778
Accumulated Impairment losses	-	-	(23,562,495)	(23,562,495)
	2,226,837	1,230,485	11,874,961	15,332,283
Goodwill acquired Fiscal 2011	-	-	-	-
Impairment losses Fiscal 2011	-	-	(2,364,028)	(2,364,028)
Balance at October 31, 2011
Goodwill	2,226,837	1,230,485	35,437,456	38,894,778
Accumulated Impairment Losses	-	-	(25,926,523)	(25,926,523)
	2,226,837	1,230,485	9,510,933	12,968,255
Goodwill acquired Fiscal 2012	-	-	-	-
Impairment losses Fiscal 2012	-	-	(9,510,933)	(9,510,933)
Balance at October 31, 2012
Goodwill	2,226,837	1,230,485	35,437,456	38,894,778
Accumulated Impairment Losses	-	-	(35,437,456)	(35,437,456)
	$2,226,837	$1,230,485	$-	$3,457,322

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Trademark and Masthead:
	Printing	Office Products and Furniture	Newspaper	Total

Balance at October 31, 2010
Trademark and Masthead	$-	$-	$18,515,316	$18,515,316
Accumulated Impairment losses	-	-	(8,513,504)	(8,513,504)
	-	-	10,001,812	10,001,812
Trademark and Masthead acquired Fiscal 2011	-	-	-	-
Impairment losses Fiscal 2011	-	-	(6,352,840)	(6,352,840)
Balance at October 31, 2011
Trademark and Masthead	-	-	18,515,316	18,515,316
Accumulated Impairment Losses	-	-	(14,866,344)	(14,866,344)
	-	-	3,648,972	3,648,972
Trademark and Masthead acquired Fiscal 2012	-	-	-	-
Impairment losses Fiscal 2012	-	-	(1,557,950)	(1,557,950)

Balance at October 31, 2012
Trademark and Masthead	-	-	18,515,316	18,515,316
Accumulated impairment losses	-	-	(16,424,294)	(16,424,294)
	$-	$-	$2,091,022	$2,091,022

Amortizing Intangible Assets (net of amortization expense):
	Printing	Office Products and Furniture	Newspaper	Total

Balance at October 31, 2010
Amortizing Intangible Assets (net of amortization expense)	$673,979	$1,188,608	$12,384,258	$14,246,845
Accumulated Impairment losses	-	-	(9,051,484)	(9,051,484)
	673,979	1,188,608	3,332,774	5,195,361
Amortizing Intangible Assets (net of amortization expense) acquired Fiscal 2011	-	-	-	-
Impairment losses Fiscal 2011	-	-	-	-
Amortization expense	109,281	160,362	147,666	417,309
Balance at October 31, 2011
Amortizing Intangible Assets (net of amortization expense)	564,698	1,028,246	12,236,592	13,829,536
Accumulated Impairment Losses	-	-	(9,051,484)	(9,051,484)
	564,698	1,028,246	3,185,108	4,778,052
Amortizing intangible acquired in Fiscal 2012	-	-	-	-
Impairment losses Fiscal 2012	-	-	-	-
Amortization expense	63,977	81,119	147,662	292,758

Balance at October 31, 2012
Amortizing intangible	500,721	947,127	12,088,930	13,536,778
Accumulated Impairment losses	-	-	(9,051,484)	(9,051,484)
	$500,721	$947,127	$3,037,446	$4,485,294

A summary of impairment charges is included in the table below:
	2012	2011	2010

Goodwill	$9,510,933	$2,364,028	$-
Other intangibles	-	-	-
Trademark & masthead	1,557,950	6,352,840	-
	$11,068,883	$8,716,868	$-

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12. Discontinued Operations and Assets Held for Sale

             On July 2, 2012, the Company’s wholly owned subsidiary Interform Corporation sold substantially all of the assets of its Consolidated Graphic Communications ("CGC") business headquartered in Bridgeville, Pennsylvania to Safeguard Acquisition, Inc. ("Safeguard") pursuant to an asset purchase agreement ("APA"). The Company received $3,100,000 in cash at closing and an additional $650,000 in the fourth quarter of 2012 comprising a settlement of both the working capital calculations and contractual hold back pursuant to the terms of the Asset Purchase Agreement. The Company had recorded a gain on the sale of such assets in the amount of $1.6 million reflecting the $3,750,000 in cash proceeds for 2012 as a component of discontinued operations.

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

            As part of the Company’s revised restructuring plan submitted to the Company’s secured lenders in July 2012 the Company determined that another division within the printing segment met the criteria of an asset held for sale at July 31, 2012 (Donihe). Therefore, in accordance with applicable accounting guidance the Company has determined the associated assets and liabilities of this division should be classified as assets and liabilities held for sale at October 31, 2012. The Company recorded an impairment charge in 2012 of approximately $337,000 as a result of the measurement requirements associated with this division. This division's results have historically been accounted for in the Company’s printing segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, these results are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

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

           Therefore, in accordance with applicable accounting guidance the Company has determined certain long-lived assets of this division should be classified as assets held for sale at July 31, 2012 and October 31, 2012.

           The Company recorded an impairment charge of approximately $309,000 as a result of the measurement requirements associated with assets classified as held for sale of the Merten division. The Merten results have historically been accounted for in the Company’s printing segment. In accordance with the applicable accounting guidance since the Company currently intends to retain a sales presence in Cincinnati and is attempting to retain customers through a joint effort with its Chapman Printing-Lexington location, the operations of Merten would continue to be classified as continuing operations.

           In December 2012, the Company completed the sale of substantially all of the property and equipment at Donihe and Merten for $1,050,000 million, net of commissions, and in December 2012, the Company completed the sale of Donihe real estate for $175,000.

           The Company identified two Company owned facilities within the printing segment that the Company intends to sell as a result of the Company’s Revised Restructuring Plan. These facilities are being carried at their carrying amount which the Company believes to currently be lower than the estimated fair value less cost to sell.

           The Company is currently evaluating the sale or potential sale of either segments or divisions or operations within segments for each of the Company’s three operating segments. Except as disclosed herein these evaluations have not met the applicable GAAP requirements for classification as assets held for sale at the balance sheet date of October 31, 2012 nor after the balance sheet but before the issuance of the Financial Statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following is selected financial information included in net earnings (loss) from discontinued operations for two divisions classified within the printing segment and reflects interest on estimated debt required to be repaid as a result of these disposal transactions and excludes any general corporate overhead allocations. The interest expense allocated to discontinued operations for the year ended October 31, 2012, 2011, and 2010, was approximately $211,000, $270,000, and $272,000.

	Twelve months Ended October 31,
	2012			2011			2010
	CGC	Donihe	Total	CGC	Donihe	Total	CGC	Donihe	Total
Net sales	$10,464,516	$5,819,306	$16,283,822	$17,758,633	$5,914,982	$23,673,615	$18,169,202	$5,369,177	$23,538,379
Earnings (loss) from discontinued operations	140,761	(563,621)	(422,860)	561,257	(126,888)	434,369	417,752	84,770	502,522
Income tax (expense) benefit	(57,487)	188,024	130,537	(231,239)	47,152	(184,087)	(173,033)	(38,274)	(211,307)
Gain on sale of discontinued operations	1,567,231	-	1,567,231	-	-	-	-	-	-
Income tax (expense) on sale	(640,057)	-	(640,057)	-	-	-	-	-	-
Net earnings (loss) from discontinued operations	1,010,448	(375,597)	634,851	330,018	(79,736)	250,282	244,719	46,496	291,215

The major classes of assets and liabilities held for sale and of discontinued operations included in the Consolidated Balance Sheets are as follows (see Note 3 for discussion of debt allocated to liabilities held for sale/discontinued operations):

	Held for sale	Discontinued Operations	Total	Held for sale	Discontinued Operations	Total
	October 31, 2012			October 31, 2011
Assets:
Accounts Receivable	$-	$777,740	$777,740	$-	$3,285,899	$3,285,899
Inventories	-	283,467	283,467	-	1,476,792	1,476,792
Other current assets	-	-	-	-	13,542	13,542
Property and equipment, net	1,219,073	425,000	1,644,073	-	-	-
Total current assets	1,219,073	1,486,207	2,705,280	-	4,776,233	4,776,233
Property and equipment, net	-	-	-	1,741,725	840,159	2,581,884
Other assets	-	-	-	-	3,752	3,752
Total noncurrent assets	-	-	-	1,741,725	843,911	2,585,636
Total assets held for sale/discontinued operations	$1,219,073	$1,486,207	$2,705,280	$1,741,725	$5,620,144	$7,361,869

Liabilities:
Accounts payable	$-	$278,266	$278,266	$-	$890,889	$890,889
Deferred revenue	-	4,726	4,726	-	-	-
Accrued payroll and commissions	-	55,310	55,310	-	345,435	345,435
Taxes accrued and withheld	-	138,148	138,148	-	165,698	165,698
Accrued expenses	-	43,103	43,103	-	35,853	35,853
Debt (see Note 3)	1,219,073	966,654	2,185,727	1,218,500	4,716,654	5,935,154
Total current liabilities	1,219,073	1,486,207	2,705,280	1,218,500	6,154,529	7,373,029
Total noncurrent liabilities	-	-	-	-	-	-
Total liabilities held for sale/discontinued operations	$1,219,073	$1,486,207	$2,705,280	$1,218,500	$6,154,529	$7,373,029

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

13. Shareholders Rights Agreement and Warrants to Purchase Shares of Class B Common Stock

              In accordance with the provisions of the Restated Credit Agreement, the Company issued $0.001 per share warrants issued for up to 30% (on a post-exercise basis) of the outstanding common stock of the Company in the form of non-voting Class B common stock and associated Investor Rights Agreement for the benefit of the Lenders. The Company has various milestone dates, which may reduce the number of warrants outstanding upon satisfaction of certain conditions. The Company is working with its outside advisors regarding these items but is unable to predict the outcomes or likelihood of success regarding the achievement of such milestones. The warrants expire after October 19, 2017.

              The warrants were deemed to be freestanding financial instruments and indexed to the Company's stock and as such have been classified as shareholder's equity. The Company determined this treatment after assessment of the facts and circumstances of the relevant warrant related documents and disregarded any non-substantive or minimal features. The debt discount will be amortized over the life of the Restated Credit Agreement using the interest method. The Company valued the allocation of the warrants using a market approach based on warrant pricing empirical data, and a Black-Scholes analysis with assistance from a third party valuation expert.

               The Warrants entitle the Holders thereof to purchase that number of shares of Company Class B Common Stock equal to thirty percent (30%) of the then issued and outstanding Common Stock of the Company, on a fully diluted, post-exercise basis.  Based on the 11,299,528 shares of Company Common Stock currently issued and outstanding, exercise in full of the Warrants would result in the Company’s issuance of an additional 4,842,654 shares to the Warrant Holders.  In the event a greater number of issued and outstanding common shares exist at the time of option exercise, a greater number of options of shares of Class B Common Stock would be issuable.

The exercise price is $0.001 per share of Class B Common Stock.

The Warrants expire on October 19, 2017.

The Warrants may be exercised for all shares of Class B Common Stock which may then be purchased thereunder, and for any part of the shares which may be purchased thereunder on not more than two occasions. On October 19, 2012, the Company's Board of Directors approved the increase in authorized shares and the addition of Class B common stock. The Company's CEO controlled approximately 53.7% of the common stock and agreed on October 19, 2012 to vote in favor of this action. Therefore, the Class B shares are reflected as authorized in the October 31, 2012 Financial Statements.

                At a meeting held December 7, 2012, shareholders approved the issuance of the warrants and amendments to the Company's articles of incorporation increasing the number of authorized shares of common stock and creating the Class B common stock.

                The Company has agreed with the Warrant Holders that it shall at all times prior to the Warrant expiration date reserve a sufficient number of shares of its Class B Common Stock to provide for the exercise of the Warrants.

In the event of any consolidation or merger of the Company with another entity, or the sale of substantially all the Company’s assets to another entity that as a condition of such transaction, the Warrant Holders shall have the right to receive upon the basis and terms of the Warrant and in lieu of shares of Class B Common Stock purchasable thereunder such shares of stock, securities or assets as may by virtue of such transaction be issuable or payable with respect to an equivalent number of shares of Class B Common Stock purchasable under the Warrant had such transaction not taken place.  If the securities to be received in such transaction are not traded on a national securities exchange the Holder of the Warrant may elect in lieu of such securities to receive cash equal to the fair market value of such securities.

The Lenders have granted the Company rights to call and redeem the Warrants and any shares of Class B Common Stock issued thereunder, at a price of $0.001 per share, at various dates ending on June 30, 2013, if the Company attains various financial goals.  The Company is unable to predict the likelihood of attaining any of these goals, and shareholders should not assume any such goals will be met.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The call options are as follows:

(A)
The right to purchase all but not less than all the Warrants prior to June 30, 2013 upon payment in full and in cash the Term B Loans defined in the Amended Credit Agreement and all outstanding, accrued and unpaid interest and any deferred fee applicable to such loans, plus an amount equal to five percent (5%) of the foregoing;

(B)
On or prior to June 30, 2013, the right to purchase all but not less than all of the Warrants upon payment in full and in cash of (a) net proceeds from the sale of a designated transaction at a certain net sales price on or before March 31, 2013 and (b) all outstanding obligations owed under the Amended Credit Agreement on or before June 30, 2013;

(C)
The option to purchase fifty percent (50%) but not less than fifty percent (50%) of then outstanding Warrants on March 31, 2013 and the payment in full and in cash on or before March 31, 2013 of all net cash proceeds from the sale of the designated transaction in an agreed upon amount;

(D)
The right to purchase all but not less than all the outstanding Warrants on or prior to April 30, 2013 upon payment in full and in cash of all outstanding obligations owing under the Amended Credit Agreement;

(E)
The right to purchase seventy five percent (75%) but not less than seventy five percent (75%) of the then outstanding Warrants on April 30, 2013 and prior to May 31, 2013 upon payment in full and in cash of all outstanding obligations owing under the Amended Credit Agreement; and

(F)
The right to purchase fifty percent (50%) but not less than fifty percent (50%) of the then outstanding Warrants on May 31, 2013 and prior to June 30, 2013 upon the payment in full and in cash of all outstanding obligations owing under the Amended Credit Agreement.

            The Company will be required to file a Form S-1 Registration Statement with the United States Securities and Exchange Commission registering Company Common Stock attributable to the Warrants if at any time it receives a request to do so from Holders of twenty five percent (25%) of such securities then outstanding with respect to at least forty percent (40%) of such securities (or a lesser percent if the anticipated aggregate offering price, net of selling expenses, would exceed $5,000,000).

The Company will be required to file a Form S-3 Registration Statement, if it is eligible to use such form, upon request of Holders of at least ten percent (10%) of the Common Stock attributable to the Warrants with respect to such Common Stock having an anticipated offering price, net of selling expenses, of at least $1,000,000.

The Company has the right, exercisable no more than once in any twelve (12) month period, to decline such demand registration if the Company’s Board of Directors determines, in its good faith judgment, that it would be materially detrimental to the Company and its shareholders for such registration statement to become effective, it would materially interfere with a significant corporate transaction, require premature disclosure of material  information that the Company has a bona fide business purpose for preserving its confidential or render the Company unable to comply with SEC requirements.

               In the event that Marshall T. Reynolds, beneficial owner of fifty-three and seven-tenths percent (53.7%) of currently issued and outstanding Company Common Stock proposes to transfer, sell or otherwise dispose of any of his Company Common Stock which represents in the aggregate five percent (5%) or more of the then outstanding  Company Common Stock, the Holders shall have the right to require the proposed purchaser to purchase from them (i) all shares owned by them if the proposed transfer by Mr. Reynolds to the proposed purchaser is for one hundred percent (100%) of the shares held by him, or (ii) up to the number of whole shares owned by the Holders equal to the sum of (a) the number derived by multiplying the total number of shares Mr. Reynolds proposes to transfer by a fraction the numerator of which is the total number of shares owned by the Holders and the denominator of which is the total number of shares of the Company then outstanding and any additional shares that the Holders shall be entitled to have purchased.

On and after April 19, 2017, each Warrant Holder, whether holding Warrants and/or shares of any Company Common Stock received as a result of the exercise of any Warrant, shall have the option to require the Company to purchase all, but not less than all of the Warrants and such Common Stock for a purchase price equal to $0.001 per share.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

14. Certain Significant Estimates

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

Deferred Tax Assets:

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

15. Derivative Instruments and Hedging Activities

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

16. (Loss) earnings Per Share

(Loss) earnings per share (EPS) were computed as follows:

	(Loss) Income	Weighted Average Shares	Per Share Amount
Year Ended October 31, 2012
Continuing operations	$(23,547,824)	11,300,000	$(2.09)
Discontinued operations	634,851	11,300,000	0.06
Net Loss	(22,912,973)
Basic loss per share
Loss available to common shareholders, total	(22,912,973)	11,300,000	(2.03)
Effect of dilutive securities stock options
Diluted loss per share
Loss available to common shareholders and assumed conversions	$(22,912,973)	11,300,000	$(2.03)

Year Ended October 31, 2011
Continuing operations	$(4,226,325)	10,362,000	$(0.41)
Discontinued operations	250,282	10,362,000	0.03
Net loss	(3,976,043)
Basic loss per share
Loss available to common shareholders, total	(3,976,043)	10,362,000	(0.38)
Effect of dilutive securities stock options
Diluted loss per share
Loss available to common shareholders and assumed conversions	$(3,976,043)	10,362,000	$(0.38)

Year Ended October 31, 2010
Continuing operations	$196,919	9,988,000	$0.02
Discontinued operations	291,215	9,988,000	0.03
Net income	488,134
Basic income
Income available to common shareholders, total	488,134	9,988,000	0.05
Effect of dilutive securities stock options
Diluted income per share
Income available to common shareholders and assumed conversions	$488,134	9,988,000	$0.05

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

17. Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended October 31, 2012 and 2011.
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
2012	$26,526,000	$27,294,000	$26,340,000	$24,254,000
2011	$25,942,000	$25,065,000	$25,597,000	$27,908,000

Gross profit
2012	$8,075,000	$8,210,000	$6,948,000	$7,709,000
2011	$7,134,000	$7,531,000	$6,978,000	$9,557,000

Net (loss) income
From continuing operations
2012	$(45,000)	$(21,004,000)	$(1,071,000)	$(1,428,000)
2011	$7,000	$437,000	$783,000	$(5,453,000)
From discontinued operations
2012	$(41,000)	$(13,000)	$478,000	$211,000
2011	$66,000	$56,000	$93,000	$35,000
Total operations
2012	$(86,000)	$(21,017,000)	$(593,000)	$(1,217,000)
2011	$73,000	$493,000	$876,000	$(5,418,000)

Earnings (loss) per share
Basic
From continuing operations
2012	$(0.01)	$(1.86)	$(0.09)	$(0.13)
2011	$-	$0.04	$0.08	$(0.48)
From discontinued operations
2012	$-	$-	$0.04	$0.02
2011	$0.01	$0.01	$0.01	$-
Total operations
2012	$(0.01)	$(1.86)	$(0.05)	$(0.11)
2011	$0.01	$0.05	$0.09	$(0.48)

Diluted
From continuing operations
2012	$(0.01)	$(1.86)	$(0.09)	$(0.13)
2011	$-	$0.04	$0.08	$(0.48)
From discontinued operations
2012	$-	$-	$0.04	$0.02
2011	$0.01	$0.01	$0.01	$-
Total operations
2012	$(0.01)	$(1.86)	$(0.05)	$(0.11)
2011	$0.01	$0.05	$0.09	$(0.48)

Weighted average shares outstanding
Basic
2012	11,300,000	11,300,000	11,300,000	11,300,000
2011	9,988,000	9,988,000	10,173,000	11,300,000

Diluted
2012	11,300,000	11,300,000	11,300,000	11,300,000
2011	9,988,000	9,988,000	10,173,000	11,300,000

Champion Industries, Inc. and Subsidiaries

 Schedule II

Valuation and Qualifying Accounts

Years Ended October 31, 2012, 2011 and 2010

Description	Balance at beginning of period	Balances of acquired companies	Additions charged to costs and expense	Deductions(1)	Balance at end of period
2012
Allowance for doubtful accounts from continuing operations	$642,761	$-	$728,882	$(214,178)	$1,157,465

2011
Allowance for doubtful accounts from continuing operations	$987,950	$-	$282,612	$(627,801)	$642,761

2010
Allowance for doubtful accounts from continuing operations	$1,027,268	$-	$304,333	$(343,651)	$987,950

(1) Uncollectible accounts written off, net of recoveries.