Form 10-Q
period 2013-03-15
CHAMPION INDUSTRIES INC
filed 2013-03-15
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No  ✓ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2013
Common stock, $1.00 par value per share	11,299,528 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	January 31,	October 31,
	2013 (Unaudited)	2012
Current assets:
Cash and cash equivalents	$3,765,393	$1,844,797
Accounts receivable, net of allowance of $882,000 and $1,157,000	10,822,096	11,906,228
Inventories	6,276,992	6,187,920
Other current assets	374,510	480,043
Current portion assets held for sale/discontinued operations (see Note 12)	883,512	2,705,280
Total current assets	22,122,503	23,124,268

Property and equipment, at cost:
Land	1,468,505	1,468,505
Buildings and improvements	9,647,186	9,599,951
Machinery and equipment	44,754,727	47,479,066
Equipment under capital lease	72,528	72,528
Furniture and fixtures	4,007,919	4,071,328
Vehicles	2,848,405	2,874,664
	62,799,270	65,566,042
Less accumulated depreciation	(49,039,504)	(51,157,165)
	13,759,766	14,408,877

Goodwill	1,230,485	3,457,322
Deferred financing costs	122,934	324,692
Other intangibles, net of accumulated amortization	4,413,478	4,485,294
Trademark and masthead	2,091,022	2,091,022
Other assets	75,654	75,116
	7,933,573	10,433,446
Total assets	$43,815,842	$47,966,591

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)
LIABILITIES AND SHAREHOLDERS’ EQUITY	January 31,	October 31,
	2013 (Unaudited)	2012
Current liabilities:
Notes payable, line of credit (see Note 5)	$8,425,496	$8,425,496
Accounts payable	5,305,843	3,682,147
Deferred revenue	934,526	764,010
Accrued payroll and commissions	942,490	1,351,067
Taxes accrued and withheld	1,017,200	1,031,297
Accrued expenses	1,992,387	2,192,171
Current portion liabilities held for sale/discontinued operations (see Note 5 and Note 12)	883,512	2,705,280
Debt discount (see Note 5)	(875,058)	(1,287,527)
Notes payable (see Note 5)	27,483,581	27,813,064
Capital lease obligations (see Note 5)	13,210	13,014
Total current liabilities	46,123,187	46,690,019
Long-term debt, net of current portion:
Notes payable - related party (see Note 5)	2,500,000	2,500,000
Notes payable (see Note 5)	57,402	99,291
Capital lease obligations (see Note 5)	53,004	52,705
Other liabilities	1,500	1,950
Total liabilities	48,735,093	49,343,965
Shareholders’ (deficit):
Common stock, $1 par value, 20,000,000 Class A voting shares authorized; 11,299,528 shares issued and outstanding	11,299,528	11,299,528
Common Stock, Class B nonvoting stock, $1 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Additional paid-in capital	23,874,377	23,874,377
Retained deficit	(40,093,156)	(36,551,279)
Total shareholders’ (deficit)	(4,919,251)	(1,377,374)
Total liabilities and shareholders’ (deficit)	$43,815,842	$47,966,591

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended January 31,
	2013	2012
Revenues:
Printing	$11,849,039	$14,462,005
Office products and office furniture	7,209,019	8,190,600
Newspaper	3,552,242	3,873,046
Total revenues	22,610,300	26,525,651

Cost of sales & newspaper operating costs:
Printing	8,850,546	10,540,552
Office products and office furniture	4,943,946	5,742,113
Newspaper cost of sales & operating costs	2,120,017	2,168,033
Total cost of sales & newspaper operating costs	15,914,509	18,450,698

Gross profit	6,695,791	8,074,953

Selling, general and administrative expenses	6,168,893	7,430,207
Goodwill impairment	2,226,837	-
(Loss) income from operations	(1,699,939)	644,746

Other income (expense):
Interest expense - related party	(20,764)	(6,139)
Interest expense	(1,539,542)	(792,396)
Other	9,623	4,131
	(1,550,683)	(794,404)
(Loss) from continuing operations before income taxes	(3,250,622)	(149,658)
Income tax benefit	-	66,692
Net (loss) from continuing operations	(3,250,622)	(82,966)
(Loss) from discontinued operations	(291,255)	(3,022)
Net (loss)	(3,541,877)	(85,988)
Other comprehensive income (loss)	-	-
Comprehensive (loss)	$(3,541,877)	$(85,988)

(Loss) per share:
Basic and diluted (loss) from continuing operations	$(0.29)	$(0.01)
Basic and diluted (loss) from discontinued operations	(0.02)	-
Total (loss) per common share	$(0.31)	$(0.01)

Weighted average shares outstanding:
Basic	11,300,000	11,300,000
Diluted	11,300,000	11,300,000

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended January 31,
	2013	2012 (Restated)
Cash flows from operating activities:
Net (loss)	$(3,541,877)	$(85,988)
Net (loss) from discontinued operations	(291,255)	(3,022)
Net (loss) from continuing operations	(3,250,622)	(82,966)

Adjustments to reconcile net (loss) from continuing operations to cash provided by operating activities:
Depreciation and amortization	794,526	945,706
(Gain) on sale of assets	(9,250)	(1,241)
Bad debt expense	536	138,782
Deferred financing costs / debt discount	614,226	110,005
Accrued deferred fee	260,700	-
Deferred income tax	-	(30,257)
Goodwill impairment	2,226,837	-
Changes in assets and liabilities:
Accounts receivable	1,083,596	1,199,659
Inventories	(89,072)	(222,391)
Other current assets	105,533	(683,725)
Accounts payable	1,623,696	1,310,609
Deferred revenue	170,516	247,469
Accrued payroll and commissions	(408,577)	(224,681)
Taxes accrued and withheld	(14,097)	217,499
Accrued expenses	(199,784)	(840,466)
Other liabilities	(450)	(450)
Net cash provided by operating activities continuing operations	2,908,314	2,083,552
Net cash provided by operating activities discontinued operations	93,011	746,675
	3,001,325	2,830,227

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Three Months Ended January 31,
	2013	2012 (Restated)
Cash flows from investing activities:
Purchase of property and equipment	(73,600)	(217,292)
Proceeds from sale of fixed assets	9,250	18,365
Proceeds from assets held for sale	816,667	-
Other assets	(538)	(2,460)
Net cash provided by (used in) investing activities continuing operations	751,779	(201,387)
Net cash provided by (used in) investing activities discontinued operations	408,333	(58,305)
	1,160,112	(259,692)
Cash flows from financing activities:
Net borrowings of notes payable	-	20,000
Net payment of notes payable	-	(20,000)
Proceeds from term debt	-	37,280
Principal payments on term debt	(1,832,508)	(1,424,194)
Decrease in negative book cash balances	-	(1,153,931)
Net cash used in financing activities continuing operations	(1,832,508)	(2,540,845)
Net cash used in financing activities discontinued operations	(408,333)	-
	(2,240,841)	(2,540,845)
Net increase in cash and cash equivalents	1,920,596	29,690
Cash and cash equivalents at beginning of period	1,844,797	-
Cash and cash equivalents at end of period	$3,765,393	$29,690

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation, Business Operations and Recent Accounting Pronouncements

The foregoing financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 2012, and related notes thereto contained in Champion Industries, Inc.’s Form 10-K filed January 29, 2013. The accompanying interim financial information is unaudited. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. The balance sheet information as of October 31, 2012 was derived from our audited financial statements.

Reclassifications, Revisions, and Restatement: Certain prior-year amounts have been reclassified to conform to the current year financial statement presentation. The Company's operations comprising its former CGC division and Donihe operations were classified as discontinued operations in the consolidated statements of operations for all periods presented.

In addition, the Company has restated the Consolidated Statements of Cash Flows for the three months ended January 31, 2012 to reflect $37,000 of vehicle purchases as cash activities that were previously classified as non-cash activities.

Newly Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05 “Comprehensive Income: Presentation of comprehensive income.” The amendment to ASC 220 “Comprehensive Income” requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This amendment to ASC 220 “Comprehensive Income” will defer the adoption of presentation of reclassification items out of accumulated other comprehensive income until November 1, 2012. We adopted the new guidance beginning November 1, 2012, and the adoption of the new guidance did not impact our financial position, results of operations or cash flows, other than the related disclosures.

In September 2011, the FASB issued ASU 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. We adopted the new guidance, but it will not affect our annual goodwill impairment testing which is performed during the fourth quarter, and the adoption of the new guidance is not expected to impact our financial position, results of operations, comprehensive income or cash flows, other than related disclosures.

In July 2012, the FASB issued ASU 2012-02 “Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment” which provides an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. We adopted the new guidance, but it will not affect our annual intangible asset impairment testing which is performed during the fourth quarter, and the adoption of the new guidance is not expected to impact our financial position, results of operations, comprehensive income or cash flows, other than related disclosures.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Recently Issued Accounting Standards

Effective July 1, 2009, changes to the ASC are communicated through an ASU. The FASB has issued ASU’s 2009-01 through 2013-05. We have reviewed each ASU and determined that each ASU applicable to us will not have a material impact on our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures to the extent applicable.

In February 2013, the FASB issued ASU 2013-02 “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This amendment does not change the current requirements for reporting net income or other comprehensive income in Financial Statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. We expect to adopt the new guidance beginning on November 1, 2013, and the adoption of the new guidance is not expected to impact our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures to the extent applicable.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options and warrants. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants using the treasury stock method. There was no dilutive effect for the three months ended January 31, 2013 and 2012.

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

Inventories consisted of the following:

	January 31, 2013	October 31, 2012
Printing and Newspaper:
Raw materials	$2,091,996	$2,049,447
Work in process	788,587	834,678
Finished goods	1,424,601	1,383,094
Office products and office furniture	1,971,808	1,920,701
	$6,276,992	$6,187,920

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Long-Term Debt

Long-term debt consisted of the following:

	January 31,	October 31,
	2013	2012
Installment notes payable to banks and Lessor, due in monthly installments plus interest at rates approximating the bank’s prime rate or the prime rate subject to various floors maturing in various periods ranging from November 2012-February 2015, collateralized by equipment and vehicles (0% interest on Lessor note) (see Note 10)	$399,829	$677,167
Notes payable to shareholders. The shareholder note of $2.5 million plus all accrued interest is due in one balloon payment in September 2014.	2,500,000	2,500,000
Term loan A with a syndicate of banks, due in monthly installments of $238,000 plus interest payments equal to LIBOR plus the applicable margin (currently 8%) maturing June 2013, collateralized by substantially all of the assets of the Company.	19,048,000	19,762,000
Term loan B with a syndicate of banks, due June 30, 2013, interest (deferred fee) at a rate of 16%, with aggregate unpaid deferred fee itself bearing interest collateralized by substantially all of the assets of the Company	6,277,744	6,277,744
Bullet loan A with a syndicate of Banks, due in installments of $1.9 million on or before December 31, 2012 and $2.1 million on or before March 31, 2013 with interest at LIBOR plus the applicable margin (currently 8%), collateralized by substantially all of the assets of the Company.	2,100,000	3,350,000
Revolving line of credit loan facility with a syndicate of banks, interest payments based on LIBOR plus the applicable margin (currently 6%) maturing in June 2013, collateralized by substantially all of the assets of the Company.	8,425,496	8,425,496
Accrued Deferred fee (interest) Bullet loan B, Due June 30, 2013	291,871	31,171
Capital lease obligation for printing equipment at an imputed interest rate of 6.02% per annum	66,214	65,719
Unamortized debt discount	(875,058)	(1,287,527)
	38,234,096	39,801,770
Less current portion revolving line of credit	8,425,496	8,425,496
Less current portion long-term debt	28,060,042	29,998,791
Less current portion obligation under capital lease	13,210	13,014
Less debt discount	(875,058)	(1,287,527)
Long-term debt, net of current portion and revolving line of credit, capital lease obligation and notes payable to related party	$2,610,406	$2,651,996

Continuing operations:
Long-term debt, net of current portion and revolving line credit	$57,402	$99,291
Long-term capital lease obligation	53,004	52,705
Current portion of long-term debt and revolving line of credit	35,909,077	36,238,560
Long-term notes payable to related party	2,500,000	2,500,000
Current portion of capital lease obligation	13,210	13,014
Debt Discount	(875,058)	(1,287,527)
Total debt from continuing operations	37,657,635	37,616,043
Liabilities held for sale/discontinued operations - debt	576,461	2,185,727
Total indebtedness	$38,234,096	$39,801,770

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

Maturities of long-term debt, capital lease obligations and revolving line of credit from continuing and discontinued operations for each of the next five years follow:

2013	$35,623,690
2014	2,571,428
2015	14,891
2016	15,809
2017	8,278
$38,234,096

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Debt 2013:

The Company is currently operating under the provisions of the Restated Credit Agreement as further discussed herein.

Debt 2012:

Effective October 19, 2012, the Company began operating under the provisions of the Restated Credit Agreement as further discussed herein. The following is a sequential summary of the various debt actions in 2012.

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

In a Current Report on Form 8-K filed May 4, 2012, Champion Industries, Inc. (“Champion”) advised that on May 2, 2012, Fifth Third Bank, as Administrative Agent (the “Administrative Agent”) for lenders under Champion’s Credit Agreement dated September 14, 2007, as amended (the “Credit Agreement”) had sent Champion a Notice of Default and Reservation of Rights (“Notice of Default”), advising that Champion’s default under provisions of the Credit Agreement requiring it to maintain certain financial ratios constituted an Event of Default under the Credit Agreement. The default related to Sections 6.20(a) and 6.20(b) of the Credit Agreement.

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

On August 20, 2012 the Company received a Notice of Forbearance Termination, Additional Defaults and Reservation of Rights ("Notice of Default") letter from the Administrative Agent for its secured lenders which was reported pursuant to Item 2.04 of Form 8-K filed August 21, 2012. This Notice of Default resulted from the expiration of the Forbearance Agreement on August 15, 2012. The Company references to minimum excess availability and other credit availability related to the Forbearance Agreement are not applicable after July 31, 2012 through the effective date of the September Forbearance Agreement due to the expiration of the Forbearance Agreement. The Company had been notified that any extension of additional credit would be made by the Lenders in their sole discretion without any intention to waive any Event of Default. The Lenders had continued to provide the Company with access to the applicable revolving credit facilities during this default period.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Other debt provisions:

The Company is required to make certain mandatory payments on its credit facilities related to (1) net proceeds received from a loss subject to applicable thresholds, (2) equity proceeds and (3) effective January 31, 2009, and continuing each year thereafter under the terms of the agreement the Company is required to prepay its credit facilities by 75% of excess cash flow for its most recently completed fiscal year. The excess cash flow for purposes of this calculation is defined as the difference (if any) between (a) EBITDA for such period and (b) federal, state and local income taxes paid in cash during such period plus capital expenditures during such period not financed with indebtedness plus interest expense paid in cash during such period plus the aggregate amount of scheduled payments made by the Company and its Subsidiaries during such period in respect of all principal on all indebtedness (whether at maturity, as a result of mandatory sinking fund redemption, or otherwise), plus restricted payments paid in cash by the Company during such period in compliance with the Credit Agreement. Pursuant to the terms of the Limited Forbearance Agreement, there would be no excess cash flow payment due based on the contractual provisions regarding the application of cash collateral. The Company had no balance due under its prepayment obligation for fiscal 2011 and 2012 that would have been payable January 2012 and 2013 pursuant to the applicable calculations of the applicable credit agreements. The Company is required to maintain a minimum of $750,000 of compensating balances with the Administrative Agent under the terms of its Credit Agreement.

The prime rate was the primary interest rate on the above loans prior to September 14, 2007. After this date, the primary interest rate consisted primarily of LIBOR 30-day, 60-day and 90-day rates plus the applicable margin (effective with the Second Amendment, the primary interest rate was LIBOR 30-day and 60-day rates plus the applicable margin) (after the Restated Credit Agreement effective date, the primary interest rate was LIBOR plus the applicable margin). Prime rate approximated 3.25% at January 31, 2013 and 2012, while the LIBOR rate approximated 0.25% at January 31, 2013 and the 30-day LIBOR rate approximated 0.28% at January 31, 2012. The Company had accrued interest of approximately $150,000 and $129,000 at January 31, 2013 and October 31, 2012 recorded as accrued expenses on the balance sheet. Deferred financing costs and debt discount are amortized under the interest method over the life of the related credit facilities and are reported as part of interest expense. In 2013 and 2012, $614,000 and $110,000 of debt discount and/or deferred financing costs were included as interest expense. In addition, certain period costs associated with these credit facilities are recorded as a component of interest including administrative agent fees and costs. The Company is amortizing under the interest method the discount debt associated with the issuance of warrants as well as lender fees and other cost associated with the Restated Credit Agreement.

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

The Company had no non-cash activities for 2013 and 2012. The Company had previously recorded certain purchases for 2012 of $37,000 as non-cash activities. The cash flow statement has been restated for 2012 to reflect these transactions as cash activities.

The Company achieved its first Bullet payment threshold as required prior to December 31, 2012 in the amount of $1.9 million of which $650,000 was paid prior to October 31, 2012. The Company is diligently working with its advisors to identify funding mechanisms to achieve the remaining $2.1 million payment due March 31, 2013. However, the Company has been unable to achieve any incremental targeted payments on the Bullet Note A. Therefore, the Company believes the likelihood of achieving this payment requirement is remote by the applicable due date.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Status of Debt Refinancing and Liquidity

Due in part to the reasonable possibility of a default by the Company prior to the contractual maturity of its Restated Credit Agreement and the Company's inability to achieve a longer term financing solution, which was contemplated upon the commencement of the Limited Forbearance Agreement, there is significant uncertainty about our ability to operate as a going concern. The Company believes it unlikely that it will be able to achieve certain sales of assets and segments as defined in the Restated Credit Agreement by the March 31, 2013 deadline. Therefore, this will result in a violation under the terms of the Restated Credit Agreement.

As a result of the Company’s current credit situation and the challenges within the economic climate faced by the Company, the Company faces substantial liquidity challenges for fiscal 2013 and beyond. The Company has engaged the investment banking group of Raymond James & Associates, Inc. (Raymond James) to assist it with a potential restructuring or refinancing of the existing debt and other potential transaction alternatives. Pursuant to the terms of the Limited Forbearance Agreement, the Company also engaged a Chief Restructuring Advisor to work with the Company, Raymond James, the Administrative Agent and syndicate of banks to address various factors and initiatives as further defined in the Restated Credit Agreement, including the expiration of the Company's Credit Facilities in June of 2013. The Company continues to have an ongoing dialogue with the Administrative Agent and the syndicate of banks with respect to its credit facilities.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company determined in the second quarter of 2012 that, primarily as a result of its inability to enter into an amended credit facility upon the expiration of the Limited Forbearance Agreement on April 30, 2012, as well as the potential for a substantial increase in interest rates and fees coupled with the uncertainty regarding future interest rate increases that the secured lenders may impose on the Company that a full valuation allowance of the Company's deferred tax assets, net of deferred tax liabilities, is necessary to measure the portion of the deferred tax asset that more likely than not will not be realized. As a result of the Restated Credit Agreement entered into on October 19, 2012, the Company reassessed its valuation allowance and determined that due to the relative short term maturity of the Restated Credit Agreement, coupled with the increase in interest rates, a full valuation was warranted at January 31, 2013 and October 31, 2012. This resulted in an increase in the valuation allowance from $0.6 million at October 31, 2011 to approximately $16.2 million at October 31, 2012 and a further increase to approximately $17.0 million at January 31, 2013. The Company currently intends to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence related to our sources of future taxable income exists and the Company is better able to identify a longer term solution to our current credit situation with our secured lenders. Therefore, the amount of deferred tax asset considered realizable could be adjusted in future periods based on a multitude of factors, including but not limited to a refinancing of the Company’s existing credit agreement with its secured lenders, and such adjustments may be material to the Consolidated Financial Statements.

The Company’s effective tax rate for continuing operations for 2013 was 0.0% compared to an effective tax benefit of 44.6% benefit for 2012. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets. The Company recorded a tax benefit from continuing operations in 2012 resulting from the loss from continuing operations coupled with the application of certain provisions of ASC 740 regarding interim implications of intraperiod tax allocations for discontinued operations when there is a loss from continuing operations to maintain financial statement neutrality and to recognize the tax components between continuing operations and discontinued operations on a discrete basis. There is no incremental income tax for continuing operations or discontinued operations in 2013 due to losses in each component and the Company's total current year expected income tax provision of zero.

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

In certain cases, exposure to loss may exist in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate of reasonably possible losses, in excess of amounts accrued, for current legal proceedings not covered by insurance is not greater than $0.4 million at January 31, 2013 and may be substantially lower than this amount. Any estimate involves significant judgment, given the varying stages of the proceedings (including cases in preliminary stages), as well as numerous unresolved issues that may impact the outcome of a proceeding. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate. The current loss estimate excludes legal and professional fees associated with defending such proceedings. These fees are expensed as incurred and may be material to the Company's Consolidated Financial Statements in a particular period.

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

As of January 31, 2013 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2013	2014	2015	2016	2017	Residual	Total

Non-cancelable operating leases	$769,431	$600,904	$162,975	$157,217	$97,307	$-	$1,787,834

Revolving line of credit	8,425,496	-	-	-	-	-	8,425,496

Term debt	28,060,042	57,402	-	-	-	-	28,117,444

Obligations under capital lease	13,210	14,026	14,891	15,809	8,278	-	66,214

Debt discount	(875,058)	-	-	-	-	-	(875,058)

Notes payable - related party	-	2,500,000	-	-	-	-	2,500,000

	$36,393,121	$3,172,332	$177,866	$173,026	$105,585	$-	$40,021,930

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

8. Industry Segment Information

The Company operates principally in three industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms), the sale of office products and office furniture including interior design services and publication of The Herald-Dispatch daily newspaper in Huntington, West Virginia, with a total daily and Sunday circulation of approximately 22,000 and 28,000, respectively.

The Company reports segment information in a manner consistent with the way that our Management, including our chief operating decision maker, the Company’s Chief Executive Officer, assesses performance and makes decisions regarding allocation of resources in accordance with the Segment Disclosures Topic of the ASC.

Our Financial Reporting systems present various data, which is used to operate and measure our operating performance. Our chief operating decision maker utilizes various measures of a segment’s profit or loss including historical internal reporting measures and reporting measures based on product lines with operating income (loss) as the key profitability measure within the segment. Product line reporting is the basis for the organization of our segments and is the most consistent measure used by the chief operating decision maker and conforms with the use of segment operating income or (loss) that is the most consistent with those used in measuring like amounts in the Consolidated Financial Statements. During the third quarter of 2012, the Company realigned personnel and divisional responsibilities between the printing segment and office products and office furniture segments primarily in one location, resulting in additional SG&A costs of approximately $0.1 million being allocated to the office products and office furniture segment for the first quarter of 2013 which were previously a component of the printing segment.

The identifiable assets are reflective of non-GAAP assets reported on the Company's internal balance sheets and are typically adjusted for negative book cash balances, taxes and other items excluded for segment reporting. The assets are classified based on the primary functional segment category as reported on the internal balance sheets. Therefore the actual segment assets may not directly correspond with the segment operating (loss) income reported herein. The Company has certain assets classified as held for sale/discontinued operations representing $883,512 at January 31, 2013 and $6,095,653 at January 31, 2012. These assets were part of the printing segment prior to the reclassification as assets held for sale/discontinued operations. The total assets reported on the Company's balance sheets as of January 31, 2013 and 2012 are $43,815,842 and $80,051,505. The identifiable assets reported below represent $42,932,330 and $62,128,345.

The table below presents information about reported segments for the three months ended January 31:

2013 Quarter 1	Printing	Office Products & Furniture	Newspaper	Total

Revenues from continuing operations	$12,737,070	$8,448,257	$3,552,242	$24,737,569
Elimination of intersegment revenue	(888,031)	(1,239,238)	-	(2,127,269)
Consolidated revenues from continuing operations	$11,849,039	$7,209,019	$3,552,242	$22,610,300

Operating (loss) income from continuing operations	(2,445,258)	210,920	534,399	(1,699,939)
Depreciation & amortization	506,285	33,851	254,390	794,526
Capital expenditures	72,117	1,483	-	73,600
Identifiable assets	24,488,055	6,383,019	12,061,256	42,932,330
Goodwill	-	1,230,485	-	1,230,485

2012 Quarter 1	Printing	Office Products & Furniture	Newspaper	Total

Revenues from continuing operations	$15,650,046	$9,791,947	$3,873,046	$29,315,039
Elimination of intersegment revenue	(1,188,041)	(1,601,347)	-	(2,789,388)
Consolidated revenues from continuing operations	$14,462,005	$8,190,600	$3,873,046	$26,525,651

Operating income (loss) from continuing operations	(610,710)	552,566	702,890	644,746
Depreciation & amortization	625,633	33,851	286,222	945,706
Capital expenditures	186,611	18,048	12,633	217,292
Identifiable assets	30,803,559	6,900,578	24,424,208	62,128,345
Goodwill	2,226,837	1,230,485	9,510,933	12,968,255

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

A reconciliation of total segment revenues and of total segment operating (loss) to consolidated (loss) before income taxes, for the three months ended January 31, 2013 and 2012, is as follows:

	Three months ended January 31,
	2013	2012
Revenues:
Total segment revenues from continuing operations	$24,737,569	$29,315,039
Elimination of intersegment revenue	(2,127,269)	(2,789,388)
Consolidated revenue from continuing operations	$22,610,300	$26,525,651

Operating (loss) income:
Total segment operating (loss) income from continuing operations	$(1,699,939)	$644,746
Interest expense - related party	(20,764)	(6,139)
Interest expense	(1,539,542)	(792,396)
Other income	9,623	4,131
Consolidated (loss) before income taxes from continuing operations	$(3,250,622)	$(149,658)

Identifiable assets:
Total segment identifiable assets	$42,932,330	$62,128,345
Assets not allocated to a segment	883,512	17,923,160
Total consolidated assets	$43,815,842	$80,051,505

  Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

9. Fair Value Measurements

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

The term debt not related to the Restated Credit Agreement had a carrying value of approximately $0.4 million and the Company believes carrying value approximates fair value for this debt based on recent market conditions, collateral support, recent borrowings and other factors.

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

Goodwill and other intangible assets are measured on a non-recurring basis using Level 3 inputs. Goodwill and non-amortizing intangible assets are also subject to an annual impairment test. (see Note 11)

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

10. Restructuring of Operations

In fiscal 2010 and 2011, the Company recorded charges related to a restructuring and profitability enhancement plan. This plan was implemented to effectuate certain key initiatives and was an integral component of the Second Amendment and Waiver to the Credit Agreement among the Company, Fifth Third Bank, as Lender, L/C Issuer and Administrative Agent for Lenders and other Lenders dated March 31, 2010 (the "Second Amendment"). These actions were taken to comply with the provisions and targeted covenants of the Second Amendment and to address the impact of the global economic crisis on the Company. The Company may incur additional costs in future periods to address the ongoing and fluid nature of the economic crisis, and may incur costs pursuant to certain initiatives being reviewed in accordance with the provisions of the Restated Credit Agreement. The Company incurred costs in 2012 related to the consolidation of the Company's commercial printing production operation in Cincinnati, Ohio into existing Company facilities in other locations. In 2013, the Company also incurred costs associated with personnel, severance and inventory costs of approximately $36,000, associated primarily with the sale of substantially all of the property, plant and equipment of the Donihe Graphics subsidiary in Kingsport, Tennessee. These costs associated with Donihe are reflected as a component of discontinued operations. The amount of future charges not discussed herein is currently not estimable by the Company.

The Company's restructuring plans were implemented to address several key initiatives, including streamlining production and administrative operations and headcount reductions. The aggregate pre-tax charge resulting from these actions was $2.4 million. The charges were comprised of $1.6 million associated with excess facility and maintenance costs, primarily related to operating leases, inventory related costs of $200,000 and costs associated with streamlining production and personnel related separation costs of $613,000. The costs associated with the restructuring and profitability enhancement plan are primarily recorded in the restructuring charges line item as part of operating income. Inventory is recorded as a component of cost of sales.

The following information summarizes the costs incurred with respect to restructuring, integration and asset impairment charges during the three months ended January 31, 2013 and 2012, as well as the cumulative total of such costs representing fiscal 2010, fiscal 2011, fiscal 2012, and the first three months of fiscal 2013, such costs are included as a component of the printing segment:

	Three Months Ended		Cumulative Total
	January 31, 2013	January 31, 2012
Occupancy and equipment related costs	$-	$-	$1,618,965
Costs incurred to streamline production, personnel and other	-	-	612,764
Inventory	-	-	200,380
Total	$-	$-	$2,432,109

The activity pertaining to the Company’s accruals related to restructuring and other charges since October 31, 2012, including additions and payments made are summarized below:

	Occupancy and equipment related costs	Costs incurred to streamline production, personnel and other	Total

Balance at October 31, 2012	$241,821	$-	$241,821
2013 expenses	-	-	-
Paid in 2013	(142,366)	-	(142,366)

Balance at January 31, 2013	$99,455	$-	$99,455

The remaining restructuring accrual at January 31, 2013 is primarily reflected on the Company’s Financial Statements as a component of debt due to one payment of $0.1 million due February 28, 2013 being evidenced as part of a contractual settlement in the form of a promissory note with the Lessor at the Company’s former location in Bridgeville, Pennsylvania. (see Note 5)

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

11. Acquired Intangible Assets and Goodwill

	January 31, 2013		October 31, 2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Non-compete agreement	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Customer relationships	2,451,073	1,057,460	2,451,073	1,026,935
Advertising and subscriber base	4,989,768	1,989,238	4,989,768	1,952,322
Other	564,946	545,611	564,946	541,236
	9,005,787	4,592,309	9,005,787	4,520,493

Unamortizable intangible assets:
Goodwill	1,307,267	76,782	3,964,600	507,278
Trademark and masthead	2,091,022	-	2,091,022	-
	3,398,289	76,782	6,055,622	507,278

Total goodwill and other intangibles	$12,404,076	$4,669,091	$15,061,409	$5,027,771

During the second quarter of 2013 as part of a process of addressing the Company’s debt status with its secured lenders as well as first quarter 2013 performance to budget, the Company performed a comprehensive reassessment of its initial fiscal year 2013 budget. The Company, as part of this process, identified at least one customer in the printing segment from which it anticipated a substantial revenue decline in the second quarter of 2013 and beyond and associated profitability declines in 2013 and beyond. As a result of this process, it was determined that an impairment test between annual impairment tests was warranted for the printing segment as a result of the potential near term challenges facing the Company, anticipated customer specific revenue decreases and softness in the Company’s core West Virginia market. The Company performed Step 1 of the Goodwill impairment test for the printing segment with the assistance of a third party valuation specialist using the income approach and the testing indicated a value less than the carrying value of the segment at January 31, 2013.

As a result of the Step 1 test, the Company determined it was required to proceed to Step 2 of Goodwill Impairment testing for the printing segment. The Company believes that an impairment loss is probable and based on a preliminary estimate after consultation with a third party valuation specialist, the Company recognized an impairment charge of the remaining goodwill of $2.2 million associated with the printing segment. This measurement of impairment loss is an estimate as of January 31, 2013 and upon completion of the measurement of the impairment in accordance with the Step 2 requirements, the initial charge may reflect a modification of the initial impairment estimate upon completion of testing of the measurement of the impairment loss in the subsequent reporting period. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is recognized, in accordance with applicable standards.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Amortization expense for the three months ended January 31, 2013 and 2012 was $71,816 and $74,564 respectively. Customer relationships are being amortized over a period of 20 years, related to the acquisition of Syscan in 2004. The advertising and subscribers bases related to the acquisition of The Herald-Dispatch are being amortized over 25 and 20 years respectively. The trademark and masthead associated with the acquisition of The Herald-Dispatch are non-amortizing assets. The weighted average remaining life of the Company's amortizable intangible assets was approximately 16 years.

Estimated amortization expense for each of the following years is:

2013	$215,445
2014	275,970
2015	269,761
2016	269,761
2017	269,761
Thereafter	3,112,780
$4,413,478

The changes in the carrying amount of goodwill, trademark and masthead and other amortizing intangibles for the three months ended January 31, 2013 were:

Goodwill:

	Printing	Office Products and Furniture	Newspaper	Total

Balance at October 31, 2012
Goodwill	$2,226,837	1,230,485	35,437,456	38,894,778
Accumulated impairment losses	-	-	(35,437,456)	(35,437,456)
	2,226,837	$1,230,485	$-	$3,457,322

Goodwill acquired three months ended January 31, 2013	-	-	-	-
Impairment losses three months ended January 31, 2013	(2,226,837)	-	-	(2,226,837)

Balance at January 31, 2013
Goodwill	2,226,837	1,230,485	35,437,456	38,894,778
Accumulated impairment losses	(2,226,837)	-	(35,437,456)	(37,664,293)
	$-	$1,230,485	$-	$1,230,485

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)
Trademark and Masthead:

	Printing	Office Products and Furniture	Newspaper	Total

Balance at October 31, 2012
Trademark and masthead	$-	$-	$18,515,316	$18,515,316
Accumulated impairment losses	-	-	(16,424,294)	(16,424,294)
	-	-	2,091,022	2,091,022

Trademark & masthead acquired three months ended January 31, 2013	-	-	-	-
Impairment losses three months ended January 31, 2013	-	-	-	-

Balance at January 31, 2013
Trademark & masthead	-	-	18,515,316	18,515,316
Accumulated impairment losses	-	-	(16,424,294)	(16,424,294)
	$-	$-	$2,091,022	$2,091,022

Amortizing Intangible Assets (net of amortization expense):

	Printing	Office Products and Furniture	Newspaper	Total

Balance at October 31, 2012
Amortizing intangible	500,721	947,127	12,088,930	13,536,778
Accumulated impairment losses	-	-	(9,051,484)	(9,051,484)
	$500,721	$947,127	$3,037,446	$4,485,294

Amortizing intangible acquired three months ended January 31, 2013	-	-	-	-
Impairment losses three months ended January 31, 2013	-	-	-	-
Amortization expense	14,601	20,299	36,916	71,816

Balance at January 31, 2013
Amortizing intangible	486,120	926,828	12,052,014	13,464,962
Accumulated impairment losses	-	-	(9,051,484)	(9,051,484)
	$486,120	$926,828	$3,000,530	$4,413,478

A summary of impairment charges is included in the table below:

	Three Months Ended January 31,
	2013	2012

Goodwill	$2,226,837	$-
Other intangibles	-	-
Trademark & masthead	-	-
	$2,226,837	$-

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

12. Discontinued Operations and Assets Held for Sale

On July 2, 2012, the Company’s wholly owned subsidiary Interform Corporation sold substantially all of the assets of its Consolidated Graphic Communications ("CGC") business headquartered in Bridgeville, Pennsylvania to Safeguard Acquisition, Inc. ("Safeguard") pursuant to an asset purchase agreement ("APA"). The Company received $3,100,000 in cash at closing and an additional $650,000 in the fourth quarter of 2012 comprising a settlement of both the working capital calculations and contractual hold back pursuant to the terms of the APA. The Company had recorded a gain on the sale of such assets in the amount of $1.6 million reflecting the $3,750,000 in cash proceeds for 2012 as a component of discontinued operations.

The Interform subsidiary and the CGC operating division have historically been accounted for in the Company’s printing segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of CGC are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

As part of the Company’s revised restructuring plan submitted to the Company’s secured lenders in July 2012 the Company determined that another division within the printing segment met the criteria of an asset held for sale at July 31, 2012 (Donihe). Therefore, in accordance with applicable accounting guidance the Company has determined the associated assets and liabilities of this division should be classified as assets and liabilities held for sale at October 31, 2012. The Company recorded an impairment charge in fiscal 2012 of approximately $337,000 as a result of the measurement requirements associated with this division. This division's results have historically been accounted for in the Company’s printing segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, these results are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

The Company has also identified certain long-lived assets that are being included as a component of assets held for sale for the Merten division ("Merten") which is currently expected to retain a sales presence in Cincinnati, Ohio. As part of the Company’s revised restructuring plan submitted to the Company’s secured lenders in July 2012 the Company determined that certain printing segment assets met the criteria of an asset held for sale of Merten.

Therefore, in accordance with applicable accounting guidance the Company has determined certain long-lived assets of this division should be classified as assets held for sale at October 31, 2012.

The Company recorded an impairment charge of approximately $309,000 in fiscal 2012 as a result of the measurement requirements associated with assets classified as held for sale of the Merten division. The Merten results have historically been accounted for in the Company’s printing segment. In accordance with the applicable accounting guidance, since the Company currently intends to retain a sales presence in Cincinnati and is attempting to retain customers through a joint effort with its Chapman Printing-Lexington location, the operations of Merten would continue to be classified as continuing operations.

In December 2012, the Company completed the sale of substantially all of the property and equipment at Donihe and Merten for $1,050,000, net of commissions, and in December 2012, the Company completed the sale of Donihe real estate for $175,000.

The Company identified two Company owned facilities within the printing segment that the Company intends to sell as a result of the Company’s Revised Restructuring Plan. These facilities are being carried at their carrying amount which the Company believes to currently be lower than the estimated fair value less cost to sell.

The Company is currently evaluating the sale or potential sale of either segments or divisions or operations within segments for each of the Company’s three operating segments. Except as disclosed herein these evaluations have not met the applicable GAAP requirements for classification as assets held for sale at the balance sheet date of January 31, 2013 nor after the balance sheet but before the issuance of the Financial Statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following is selected financial information included in net (loss) earnings from discontinued operations for two divisions classified within the printing segment and reflects interest on estimated debt required to be repaid as a result of these disposal transactions and excludes any general corporate overhead allocations. The interest expense allocated to discontinued operations for the three months ended January 31, 2013 and 2012, was approximately $8,000, and $68,000.

	Three Months Ended January 31,
	2013				2012
	CGC	Donihe		Total	CGC	Donihe	Total
Net sales	$-	$642,208		$642,208	$3,771,813	$1,303,887	$5,075,700
(Loss) earnings from discontinued operations	-	(291,255)		(291,255)	43,169	(42,858)	311
Income tax benefit (expense)	-	-		-	(17,630)	14,297	(3,333)
Gain on sale of discontinued operations	-	-		-	-	-	-
Income tax (expense) on sale	-	-		-	-	-	-
Net (loss) earnings from discontinued operations	$-	$(291,255	) $	(291,255)	$25,539	$(28,561)	$(3,022)

The major classes of assets and liabilities held for sale and of discontinued operations included in the Consolidated Balance Sheets are as follows (see Note 5 for discussion of debt allocated to liabilities held for sale/discontinued operations):

	Held for sale	Discontinued Operations	Total	Held for sale	Discontinued Operations	Total
	January 31, 2013			October 31, 2012
Assets:
Accounts Receivable	$-	$429,718	$429,718	$-	$777,740	$777,740
Inventories	-	63,246	63,246	-	283,467	283,467
Other current assets	-	21,475	21,475	-	-	-
Property and equipment, net	369,073	-	369,073	1,219,073	425,000	1,644,073
Total current assets	369,073	514,439	883,512	1,219,073	1,486,207	2,705,280
Property and equipment, net	-	-	-	-	-	-
Other assets	-	-	-	-	-	-
Total noncurrent assets	-	-	-	-	-	-
Total assets held for sale/discontinued operations	$369,073	$514,439	$883,512	$1,219,073	$1,486,207	$2,705,280

Liabilities:
Accounts payable	$-	$178,347	$178,347	$-	$278,266	$278,266
Deferred revenue	-	-	-	-	4,726	4,726
Accrued payroll and commissions	-	3,968	3,968	-	55,310	55,310
Taxes accrued and withheld	-	124,736	124,736	-	138,148	138,148
Accrued expenses	-	-	-	-	43,103	43,103
Debt (see Note 5)	369,073	207,388	576,461	1,219,073	966,654	2,185,727
Total current liabilities	369,073	514,439	883,512	1,219,073	1,486,207	2,705,280
Total noncurrent liabilities	-	-	-	-	-	-
Total liabilities held for sale/discontinued operations	$369,073	$514,439	$883,512	$1,219,073	$1,486,207	$2,705,280

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

	Three Months Ended January 31,
	2013		2012
Revenues:
Printing	$11,849,039	52.4%	$14,462,005	54.5%
Office products and office furniture	7,209,019	31.9	8,190,600	30.9
Newspaper	3,552,242	15.7	3,873,046	14.6
Total revenues	22,610,300	100.0	26,525,651	100.0
Cost of sales and newspaper operating costs:
Printing	8,850,546	39.1	10,540,552	39.8
Office products and office furniture	4,943,946	21.9	5,742,113	21.6
Newspaper cost of sales and operating costs	2,120,017	9.4	2,168,033	8.2
Total cost of sales and newspaper operating costs	15,914,509	70.4	18,450,698	69.6
Gross profit	6,695,791	29.6	8,074,953	30.4
Selling, general and administrative expenses	6,168,893	27.3	7,430,207	28.0
Goodwill impairment	2,226,837	9.8	-	0.0
(Loss) income from operations	(1,699,939)	(7.5)	644,746	2.4
Interest expense - related party	(20,764)	(0.1)	(6,139)	0.0
Interest expense	(1,539,542)	(6.8)	(792,396)	(3.0)
Other income	9,623	0.0	4,131	0.0
(Loss) before taxes	(3,250,622)	(14.4)	(149,658)	(0.6)
Income tax benefit	-	-	66,692	0.3
Net (loss) continuing operations	(3,250,622)	(14.4)	(82,966)	(0.3)
Discontinued operations	(291,255)	(1.3)	(3,022)	(0.0)
Net (loss)	$(3,541,877)	(15.7)%	$(85,988)	(0.3)%

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended January 31, 2013 Compared to Three Months Ended January 31, 2012 (Continuing Operations)

Revenues

Total revenues decreased 14.8% in the first quarter of 2013 compared to the same period in 2012, to $22.6 million from $26.5 million. Printing revenue decreased $2.6 million or 18.1% when compared to the first quarter of 2012. The printing revenue reduction was primarily reflective of decreases at the Company’s Merten division in Cincinnati, Ohio. This resulted as part of the Company’s restructuring effects in the third quarter of 2012. The Company also had revenue decreases at several of its West Virginia operations which appear to be related to both softness in the West Virginia market and certain specific customer attrition. Office products and office furniture revenue decreased 12.0% in the first quarter of 2013 to $7.2 million from $8.2 million in the first quarter of 2012. Office products and office furniture sales decreased in the first quarter of 2013 when compared to the first quarter of 2012 due to lower office furniture sales and a reduction in office products related sales. The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $3.6 million, consisting of advertising revenue of approximately $2.8 million and $0.8 million in circulation revenues for the three months ended January 31, 2013. The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $3.9 million, consisting of advertising revenue of approximately $3.0 million and $0.9 million in circulation revenues for the three months ended January 31, 2012. The decrease in newspaper revenue is primarily associated with decreases in both advertising and circulation revenues, reflective of macro industry dynamics.

Cost of Sales

Total cost of sales decreased 13.7% in the first quarter of 2013, to $15.9 million from $18.5 million in the first quarter of 2012. Printing cost of sales in the first quarter of 2013 decreased over the prior year but increased as a percentage of printing sales from 72.9% in 2012 to 74.7% in 2013. The printing gross margin dollars decreased when compared to the comparable period in the prior year due to lower sales coupled with gross margin percent compression. Office products and office furniture cost of sales decreased in 2013 from 2012 levels due to lower sales and lower cost of goods sold as a percentage of office products and office furniture sales of 70.1% in 2012 to 68.6% in 2013, thus representing gross margin percent improvement in the office products and office furniture segment. Newspaper cost of sales and operating costs as a percent of newspaper sales were 59.7% and 56.0% for the three months ended January 31, 2013 and 2012.

Operating Expenses

In the first quarter of 2013, selling, general and administrative (SG&A) expenses decreased on a gross dollar basis to $6.2 million from $7.4 million in 2012, a decrease of $1.3 million or 17.0%. As a percentage of total sales, the selling, general and administrative expenses decreased on a quarter to quarter basis in 2013 to 27.3% from 28.0% in 2012. The decrease in SG&A in total and as a percent of sales was primarily reflective of lower personnel and related expenses associated in part with various restructuring initiatives implemented by the Company.
During the second quarter of 2013 as part of a process of addressing the Company’s debt status with its secured lenders as well as first quarter 2013 performance to budget, the Company performed a comprehensive reassessment of its initial fiscal year 2013 budget. The Company as part of this process identified at least one customer in the printing segment from which it anticipated a substantial revenue decline in the second quarter of 2013 and beyond and associated profitability declines in 2013 and beyond. As a result of this process, it was determined that an impairment test between annual impairment tests was warranted for the printing segment as a result of the potential near term challenges facing the Company, anticipated customer specific revenue decreases and softness in the Company’s core West Virginia market. The Company performed Step 1 of the Goodwill impairment test for the printing segment with the assistance of a third party valuation specialist using the income approach and the testing indicated a value less than the carrying value of the segment at January 31, 2013.

As a result of the Step 1 test, the Company determined it was required to proceed to Step 2 of Goodwill Impairment testing for the printing segment. The Company believes that an impairment loss is probable and based on a preliminary estimate after consultation with a third party valuation specialist, the Company recognized an impairment charge of the remaining goodwill of $2.2 million associated with the printing segment. This measurement of impairment loss is an estimate as of January 31, 2013 and upon completion of the measurement of the impairment in accordance with the Step 2 requirements, the initial charge may reflect a modification of the initial impairment estimate upon completion of testing of the measurement of the impairment loss in the subsequent reporting period. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is recognized, in accordance with applicable standards.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Segment Operating (Loss)Income

The printing segment reported an operating loss in the first quarter of 2013 of $(2.4) million compared to an operating loss of $(0.6) million in the first quarter of 2012. The increase in operating loss was primarily attributable to preliminary pre-tax goodwill impairment charges of $2.2 million. This is based on a preliminary estimate of expected results based on Step 2 of goodwill impairment testing. Upon completion of the full Step 2 analysis, the Company may have adjustments associated with this process and such adjustments may be material to the Consolidated Financial Statements. The increase in operating loss was partially offset by lower SG&A expenses which were primarily reflective of lower personnel and related expenses associated in part with various restructuring initiatives implemented by the Company.

The office products and office furniture segment reported operating profits of $0.2 million in the first quarter of 2013 compared to $0.6 million in the first quarter of 2012. This represented a decrease in profitability of approximately $0.3 million. This decrease is primarily the result of lower gross profit contribution on reduced sales and higher selling, general and administrative expenses in the first quarter of 2013, when compared to the comparable period of the prior year, resulting in part from a realignment of personnel and other expenses and divisional responsibilities between the printing segments and office products and office furniture, resulting in an increase in SG&A expenses of $0.1 million associated with these actions.

The newspaper segment reported operating income of approximately $0.5 million, in the first quarter of 2013 compared to $0.7 million in the first quarter of  2012. The results reflected gross profit dollar contraction due to lower sales and margin percent compression partially offset by a reduction in SG&A expenses.

(Loss) income  from Operations

The loss from operations in the first quarter of 2013 was $(1.7) million compared to income from operations of  $0.6 million in the first quarter of 2012. This change is primarily the result of a $2.2 million goodwill impairment charge in the printing segment and operating income contribution reductions at the office products and office furniture segment and newspaper segment.

Other Income (expense)

Other (expense), net increased approximately $0.8 million, primarily due to higher interest expense in the first quarter of 2013 due to higher interest rates and the amortization of debt discount.

Income Taxes
The Company’s effective tax rate for the three months ended January 31, 2013 and 2012 was 0% and a benefit of 44.6%. The primary difference in tax rates between 2013 and 2012 is a tax benefit in 2012 from continuing operations resulting from the loss from continuing operations coupled with interim implications of intraperiod tax allocations for discontinued operations when there is a loss from continuing operations to maintain financial statement neutrality and to recognize the tax components between continuing operations and discontinued operations on a discrete basis. There is no incremental income tax for continuing operations or discontinued operations in 2013 due to losses in each component and the Company's total current year expected income tax provision of zero. The Company intends to maintain a full valuation allowance for deferred tax assets as further described herein. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets, including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company had previously determined, primarily as a result of its inability to enter into an amended credit facility upon the expiration of the Limited Forbearance Agreement on April 30, 2012, as well as the potential for a subsequent increase in interest rates coupled with the uncertainty regarding future rate increases that the secured lenders may impose on the Company that a full valuation allowance is necessary to measure the portion of the deferred tax asset that more likely than not will not be realized. The Company currently intends to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence related to our sources of future taxable income exists and the Company is better able to identify a longer term solution to our current credit situation with our secured lenders. Therefore, the amount of deferred tax asset considered realizable could be adjusted in future periods based on a multitude of factors including but not limited to a refinancing of the Company’s existing credit agreement with our secured lenders.

Net (loss)

Net (loss) for the first quarter of 2013 was $(3.3) million compared to a net loss of $(0.1) million in the first quarter of 2012. Basic and diluted (loss) per share for the three months ended January 31, 2013 and 2012 were a loss of $(0.29) and of $(0.01).

Discontinued Operations

The Company reported net loss from discontinued operations of $(0.3) million and $(3,000) for the three months ended January 31, 2013 and 2012. The 2013 results were impacted by various restructuring charges of approximately $144,000 associated with the sale of substantially all of the property, plant and equipment of Donihe Graphics Inc. and the associated costs to cease production at this facility including the liquidation of certain inventory.

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

Liquidity and Capital Resources

Statement of Cash Flows (Continuing Operations)

Net cash provided by operations for the three months ended January 31, 2013, was $2.9 million compared to net cash provided by operations of $2.1 million during the same period in 2012. This change in net cash from operations is due primarily to timing changes in assets and liabilities partially offset by a higher loss from continuing operations in 2013.

Net cash provided by (used in) investing activities for the three months ended January 31, 2013 was $0.8 million compared to $(0.2) million during the same period in 2012. The net cash used in investing activities during the first three months of 2012 primarily related to the purchase of equipment and vehicles. The net cash provided by investing activities in the first three months of 2013 was primarily related to the sale of equipment at the Company's Merten division.

Net cash (used in) financing activities for the three months ended January 31, 2013 was $(1.8) million compared to $(2.5) million during the same period in 2012. In 2012, the net cash used in financing activities primarily related to scheduled payments of long term debt and a reduction in negative book cash balances. In 2013, the net cash used in financing activities primarily related to payments made on Bullet Loan A resulting from certain assets sales as well as scheduled payments of long term debt.

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

Net cash provided by operating activities of discontinued operations were $0.1 million, and $0.7 million in 2013 and 2012. The decrease in cash from operating activities was primarily attributable to higher operating losses in 2013 when compared to 2012 and timing changes from assets and liabilities being higher in 2012.

Net cash provided by (used in) investing activities of discontinued operations were $0.4 million and $(58,000) in 2013 and 2012. In 2013, the Company sold certain assets at its Donihe division for approximately $0.4 million which were used to pay debt.

Net cash (used in) financing activities of discontinued operations was $(0.4) million and $0 for 2013 and 2012. The net cash used in financing activities represented debt payments from the sale of various assets of Donihe.

Liquidity and Capital Resources

The Company incurred substantial indebtedness as a result of the acquisition of The Herald-Dispatch in September of 2007. The country entered a recession in December of 2007 and the residual effects of the recession have continued within the newspaper and printing segments of the Company. The debt was structured as a cash flow credit, which typically indicates that the primary repayment source for debt will be income from operations in lieu of a collateral based loan. The Company has continued to service its debt and has made every scheduled payment of principal and interest, including during various periods, default interest. The Company does not believe it will achieve its transaction oriented Bullet Note A payment due March 31, 2013 of $2.1 million. In addition, the Company has paid substantial sums for fees to the secured lenders as well as to various advisors pursuant to applicable credit and credit related agreements. The Company has paid approximately $49.7 million in principal through January 31, 2013. Thus, the Company has demonstrated the ability to generate cash flow and has continued to service its debt commitments under the most difficult conditions in recent history.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

The Company is currently operating under the provisions of a Restated Credit Agreement as defined herein which expires June 30, 2013. The Restated Credit Agreement requires the Company to achieve a multitude of targeted goals and covenants to remain in compliance. Many of these requirements are beyond the control of the Company although at the date of the agreement, the Company determined there was at least a reasonable possibility of achieving compliance through the June 30, 2013 contractual maturity date. The Company currently believes there is a high probability of a default under its Restated Credit Agreement prior to contractual maturity and perhaps on or before March 31, 2013 due in part to the Company's inability to complete various transactions necessary to comply with the Bullet Note A repayment provisions as well as the Company's inability to complete the designated transaction under terms agreed upon and the potential for financial covenant defaults. The Company is also required, under the terms of the Restated Credit Agreement, to comply with various financial covenants, many of which are non-GAAP financial measures. The Company has calculated such covenants under its interpretation of the Restated Credit Agreement and believes it is in compliance with such covenants. However, a nominal change in these covenant calculations may result in default due to a limited clearance threshold of compliance at January 31, 2013. As a result of our current credit situation there is significant uncertainty about our ability to operate as a going concern. In recent years, the Company has continued to operate for extended periods both in default and under forbearance agreements as it navigates its way through the continued challenges and residual effects of the global economic crisis. The Company believes that there has been a fundamental shift in the way in which financial institutions, in general, evaluate cash flow credits and that the amount of leverage in which the financial institutions are willing to lend has decreased generally over the last several years. In addition, two of the Company’s operating segments, specifically the printing and newspaper segments, have declined both internally and on a macro basis both during the recession and post-recession. Therefore, even though the Company has reduced its borrowings in accordance with contractually scheduled amortizations, the secured lenders have expressed a desire to have lower leverage associated with various earnings measures related to funded indebtedness. Therefore, three primary dynamics have faced the Company: lower earnings, two operating segments that have faced secular hurdles and what the Company believes to be a changed credit culture regarding cash flow type loans.

The Company is unable to definitively predict the course of action which the Company’s secured lenders will take to address its pending maturities. This is due in part to the fact the Company’s secured lenders are composed of six different lenders who may have different agendas, metrics and requirements and as such there may be in certain cases six different points of view as to the direction of the Company’s credit. The Company is able to affirmatively state that it has: (1) made every scheduled payment of principal and interest pursuant to applicable agreements in place from time to time; (the Company believes it will be unable to achieve the March 31, 2013 Bullet Note A payment) (2) exhibited an ability to operate under difficult credit environments and shown a history of negotiating mutually acceptable resolutions to the Credit Agreement in recent years; (3) shown an ability to maintain positive cash flow from operating activities in recent years; (4) shown an ability to scale down its operating model to adapt to a changing economic landscape; (5) shown an ability to implement its plans and initiatives and to receive guidance from nationally recognized advisors; (6) received $5.5 million in funds from the Company’s CEO; (7) implemented substantial cost savings initiatives, including but not limited to facility consolidations, personnel reductions, employee benefit reductions and numerous other cost savings initiatives. In short, the Company believes it has exhibited numerous positive attributes and resilience in working through these difficult conditions.

In the event the Company’s secured lenders determine that they will not renew or extend the Company’s Restated Credit Agreement under terms that are mutually acceptable to the Lenders and the Company, then the secured lenders under the provisions of the Restated Credit Agreement would have the right to enforce their liens, which could result in a sale of the Company’s assets, including a liquidation or change in control of the Company. The Company believes that due to the fact that its operations and prospects are dependent in a large part on the continued efforts of Marshall T. Reynolds, a sale of such assets in whole or in part may not yield a full return of the debt principal to the secured lenders due to the cash flow nature of the loan from inception to date. The Company is working in good faith with its investment bankers to identify reasonably acceptable options and alternatives that include transaction alternatives, which would make reasonable sense for all parties. These alternatives include various restructuring initiatives including asset, segment, division and subsidiary sales as well as a sale of the Company in whole or in part, debt refinancing initiatives and other capitalization options. If the secured lenders ultimately feel that they could maximize their returns by foreclosing on the Company’s assets, which the Company does not believe have adequate collateral coverage, then it would be the prerogative of the secured lenders to do so, in the event the Company is unable to identify an alternative financing source or other solution acceptable to the secured lenders, which may be challenging in the current economic climate. The Company issued to the secured lenders warrants to purchase common stock as a result of the Restated Credit Agreement and additional shareholder dilution is possible in the event the Company is able to identify a longer term financing solution with its current lenders or a new lender. The Company ultimately believes the best course of action is for the Company to continue to negotiate in good faith with the secured lenders and work with its external advisory group to define a path to deleverage the Company in a prudent, deliberate fashion while serving its core customer base and striving to the best of its ability to assure that all obligations are satisfied to both secured and unsecured creditors.

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
· Manage our customer relationships in light of the ongoing credit challenge faced by the Company
· The potential for our interest costs and other credit related expenses to exceed our ability to generate sufficient cash to meet other obligations including scheduled principal amortization payments to secured lenders.
· The scheduled maturity of the Company’s Credit Facilities in June of 2013 or earlier if the Company is unable to maintain compliance with all covenants, some of which are beyond the control of the Company.
· The Company achieved its first Bullet payment threshold as required prior to December 31, 2012 in the amount of $1.9 million. The Company is diligently working with Raymond James to identify funding mechanisms to achieve the remaining $2.1 million payment due March 31, 2013. The Company currently believe the likelihood of achieving this payment requirement is remote within the terms described in the Restated Credit Agreement.

As of January 31, 2013, the Company had a $3.8 million book cash balance, compared with October 31, 2012 when the Company had a $1.8 million book cash balance. The working capital deficit as of October 31, 2012 was $(23.6) million, and $(24.0) million at January 31, 2013. The working capital deficit is primarily associated with contractual maturities of debt.

The Company had historically used cash generated from operating activities and debt to finance capital expenditures and the cash portion of the purchase price of acquisitions. Management plans to continue making required investments in equipment based on available liquidity. The Company has available a line of credit totaling up to $10.0 million ($8.4 million outstanding at January 31, 2013) which is subject to borrowing base limitations and reserves which may be initiated by the Administrative Agent for Lenders in its sole discretion and are subject to a minimum excess availability threshold as well as the provisions of the Restated Credit Agreement (See Note 5 of the Consolidated Financial Statements). For the foreseeable future, including through Fiscal 2013, the Company's ability to fund operations, meet debt service requirements and make planned capital expenditures is contingent on continued availability of the aforementioned credit facilities and the ability of the Company to complete a restructuring or refinancing of the existing debt. The Company does not currently believe it will generate sufficient cash flow from operations to meet both scheduled principal and interest payments and pay off the entire credit facility which matures in June 2013. The Company continues to have an ongoing dialogue with the Administrative Agent and the syndicate of banks with respect to its credit facilities. At January 31, 2013, a total of $36.1 million of current debt and outstanding revolving line of credit borrowings are subject to accelerated maturity in the event of default under the Restated Credit Agreement. The Company was in compliance with certain applicable financial covenants at January 31, 2013. However, the Company believes there is high probability of default prior to contractual maturity as further discussed herein.

The Company has engaged the investment banking group of Raymond James & Associates, Inc. (Raymond James) to assist it with a potential restructuring or refinancing of the existing debt and other potential transaction alternatives. Pursuant to the terms of the Limited Forbearance Agreement, the Company also engaged a Chief Restructuring Advisor to work with the Company, Raymond James, the Administrative Agent and syndicate of banks to address various factors and initiatives as further defined in the Restated Credit Agreement, including the expiration of the Company's Credit Facilities in June of 2013. The Company continues to have an ongoing dialogue with the Administrative Agent and the syndicate of banks with respect to its credit facilities.

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

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

The Company had borrowed under its $10.0 million line of credit approximately $8.4 million at January 31, 2013 which encompassed working capital requirements, refinancing of existing indebtedness prior to The Herald-Dispatch acquisition and to partially fund the purchase of The Herald-Dispatch. Pursuant to the terms of the Restated Credit Agreement, the Company's borrowing base certificate as submitted to the Administrative Agent reflected minimum excess availability of $1,004,000 as of January 31, 2013 (the availability would be $4,000 after the reserve allocation). The minimum excess availability is subject to a $1,000,000 reserve and may be adjusted by the Administrative Agent.

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

The Company believes exposure reasonably possible for current legal proceedings is not greater than $0.4 million and may be substantially lower than this amount as of January 31, 2013. The Company expenses legal fees as incurred and therefore the Company may incur legal fees to defend itself in the future and these fees may be material to the Company’s Consolidated Financial Statements in a particular period.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Newly Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05 “Comprehensive Income: Presentation of comprehensive income.” The amendment to ASC 220 “Comprehensive Income” requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This amendment to ASC 220 “Comprehensive Income” will defer the adoption of presentation of reclassification items out of accumulated other comprehensive income until November 1, 2012. We adopted the new guidance beginning November 1, 2012, and the adoption of the new guidance did not impact our financial position, results of operations or cash flows, other than the related disclosures.

In September 2011, the FASB issued ASU 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. We adopted the new guidance, but it will not affect our annual goodwill impairment testing which is performed during the fourth quarter, and the adoption of the new guidance is not expected to impact our financial position, results of operations, comprehensive income or cash flows, other than related disclosures.

In July 2012, the FASB issued ASU 2012-02 “Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment” which provides an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. We adopted the new guidance, but it will not affect our annual intangible asset impairment testing which is performed during the fourth quarter, and the adoption of the new guidance is not expected to impact our financial position, results of operations, comprehensive income or cash flows, other than related disclosures.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Recently Issued Accounting Standards

Effective July 1, 2009, changes to the ASC are communicated through an ASU. The FASB has issued ASU’s 2009-01 through 2013-05. We have reviewed each ASU and determined that each ASU applicable to us will not have a material impact on our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures to the extent applicable.

In February 2013, the FASB issued ASU 2013-02 “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This amendment does not change the current requirements for reporting net income or other comprehensive income in Financial Statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. We expect to adopt the new guidance beginning on November 1, 2013, and the adoption of the new guidance is not expected to impact our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures to the extent applicable.
.

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's debt is primarily variable rate debt and therefore the interest expense would fluctuate based on interest volatility. The Company is exposed to market risk in interest rates primarily related to our interest bearing debt based on LIBOR or the prime rate. The Company does not currently utilize derivative financial instruments to manage market risk.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first three months of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in risk factors from disclosures previously reported in our annual report on Form 10-K for the fiscal year ended October 31, 2012.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

CHAMPION INDUSTRIES, INC.

Date: March 15, 2013	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: March 15, 2013	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer