Form 10-Q
period 2013-04-30
CHAMPION INDUSTRIES INC
filed 2013-06-14
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No  ✓ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common stock, $1.00 par value per share	11,299,528 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	April 30,	October 31,
	2013 (Unaudited)	2012
Current assets:
Cash and cash equivalents	$2,545,749	$1,844,797
Accounts receivable, net of allowance of $838,000 and $1,157,000	11,267,540	11,906,228
Inventories	5,727,897	6,187,920
Other current assets	817,792	480,043
Current portion assets held for sale/discontinued operations (see Note 12)	571,391	2,705,280
Total current assets	20,930,369	23,124,268

Property and equipment, at cost:
Land	1,468,505	1,468,505
Buildings and improvements	9,647,186	9,599,951
Machinery and equipment	44,790,069	47,479,066
Equipment under capital lease	72,528	72,528
Furniture and fixtures	4,007,919	4,071,328
Vehicles	2,896,676	2,874,664
	62,882,883	65,566,042
Less accumulated depreciation	(49,670,632)	(51,157,165)
	13,212,251	14,408,877

Goodwill	1,230,485	3,457,322
Deferred financing costs	80,122	324,692
Other intangibles, net of accumulated amortization	4,341,661	4,485,294
Trademark and masthead	2,091,022	2,091,022
Other assets	74,362	75,116
	7,817,652	10,433,446
Total assets	$41,960,272	$47,966,591

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	April 30,	October 31,
	2013 (Unaudited)	2012
Current liabilities:
Notes payable, line of credit (see Note 5)	$8,825,496	$8,425,496
Accounts payable	6,308,743	3,682,147
Deferred revenue	862,610	764,010
Accrued payroll and commissions	926,965	1,351,067
Taxes accrued and withheld	1,075,502	1,031,297
Accrued expenses	1,932,154	2,192,171
Current portion liabilities held for sale/discontinued operations (see Note 5 and Note 12)	571,391	2,705,280
Debt discount (see Note 5)	(323,006)	(1,287,527)
Notes payable (see Note 5)	24,907,720	27,813,064
Capital lease obligations (see Note 5)	13,410	13,014
Total current liabilities	45,100,985	46,690,019
Long-term debt, net of current portion:
Notes payable - related party (see Note 5)	2,500,000	2,500,000
Notes payable (see Note 5)	52,530	99,291
Capital lease obligations (see Note 5)	49,575	52,705
Other liabilities	1,050	1,950
Total liabilities	47,704,140	49,343,965

Shareholders’ (deficit):
Common stock, $1 par value, 20,000,000 Class A voting shares authorized; 11,299,528 shares issued and outstanding	11,299,528	11,299,528
Common Stock, Class B nonvoting stock, $1 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Additional paid-in capital	23,874,377	23,874,377
Retained deficit	(40,917,773)	(36,551,279)
Total shareholders’ (deficit)	(5,743,868)	(1,377,374)
Total liabilities and shareholders’ (deficit)	$41,960,272	$47,966,591

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,

	2013	2012	2013	2012
Revenues:
Printing	$11,721,440	$14,753,972	$23,570,479	$29,215,975
Office products and office furniture	7,024,572	9,126,619	14,233,591	17,317,220
Newspaper	3,037,690	3,412,941	6,589,932	7,285,988
Total revenues	21,783,702	27,293,532	44,394,002	53,819,183

Cost of sales & newspaper operating costs:
Printing	8,608,498	10,669,292	17,459,044	21,209,844
Office products and office furniture	4,806,359	6,388,342	9,750,305	12,130,455
Newspaper cost of sales & operating costs	1,912,102	2,026,018	3,987,860	4,194,051
Total cost of sales & newspaper operating costs	15,326,959	19,083,652	31,197,209	37,534,350
Gross profit	6,456,743	8,209,880	13,196,793	16,284,833

Selling, general and administrative expenses	5,672,139	7,137,402	11,885,292	14,567,609
Goodwill impairments	-	9,510,933	2,226,837	9,510,933
(Loss) income from operations	784,604	(8,438,455)	(915,336)	(7,793,709)

Other income (expenses):
Interest expense - related party	(20,087)	(16,250)	(40,851)	(22,389)
Interest expense	(1,499,076)	(822,306)	(3,033,520)	(1,614,702)
Other	11,370	4,629	20,993	8,760
	(1,507,793)	(833,927)	(3,053,378)	(1,628,331)

(Loss) from continuing operations before income taxes	(723,189)	(9,272,382)	(3,968,714)	(9,422,040)
Income tax expense	-	(11,769,302)	-	(11,702,610)
Net (loss) from continuing operations	(723,189)	(21,041,684)	(3,968,714)	(21,124,650)
Net (loss) income from discontinued operations	(101,427)	25,228	(397,780)	22,206
Net (Loss)	(824,616)	(21,016,456)	(4,366,494)	(21,102,444)
Other comprehensive income (loss)	-	-	-	-
Comprehensive (loss)	$(824,616)	$(21,016,456)	$(4,366,494)	$(21,102,444)

(Loss) per share
Basic and diluted (loss) from continuing operations	$(0.06)	$(1.86)	$(0.35)	$(1.87)
Basic and diluted (loss) income from discontinued operations	(0.01)	-	(0.04)	-
Total (loss) per common share	$(0.07)	$(1.86)	$(0.39)	$(1.87)

Weighted average shares outstanding:
Basic	11,300,000	11,300,000	11,300,000	11,300,000
Diluted	11,300,000	11,300,000	11,300,000	11,300,000

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
	2013	2012
Cash flows from operating activities:
Net (loss)	$(4,366,494)	$(21,102,444)
Net (loss) from discontinued operations	(397,780)	22,206
Net (loss) from continuing operations	(3,968,714)	(21,124,650)

Adjustments to reconcile net (loss) from continuing operations to cash provided by operating activities:
Depreciation and amortization	1,588,294	1,880,675
(Gain) on sale of assets	(20,253)	(1,810)
Allowance for doubtful accounts	(27,477)	709,540
Deferred financing costs / debt discount	1,209,091	220,335
Accrued deferred fee	533,311	-
Deferred income tax	-	11,758,267
Goodwill impairment	2,226,837	9,510,933
Changes in assets and liabilities:
Accounts receivable	666,165	1,204,453
Inventories	460,023	(245,688)
Other current assets	(337,749)	(364,157)
Accounts payable	2,626,596	301,317
Deferred revenue	98,600	111,517
Accrued payroll and commissions	(474,102)	(60,054)
Taxes accrued and withheld	44,205	162,479
Accrued income taxes	-	9,293
Accrued expenses	(210,017)	(139,912)
Other liabilities	(900)	(900)
Net cash provided by operating activities continuing operations	4,413,910	3,931,638
Net cash provided by operating activities discontinued operations	68,408	1,075,638
	4,482,318	5,007,276

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Six Months Ended April 30,
	2013	2012
Cash flows from investing activities:
Purchase of property and equipment	(298,530)	(405,819)
Proceeds from sale of fixed assets	70,748	131,908
Proceeds from assets held for sale	816,667	-
Other assets	754	(51,737)
Net cash provided by (used in) investing activities continuing operations	589,639	(325,648)
Net cash provided by (used in) investing activities discontinued operations	408,333	(68,985)
	997,972	(394,633)
Cash flows from financing activities:
Borrowings on line of credit	400,000	3,140,000
Payments on line of credit	-	(2,860,000)
Proceeds from term debt	79,087	65,915
Principal payments on term debt	(4,850,092)	(2,985,467)
Financing costs paid	-	(122,042)
Change in negative book cash	-	(1,153,931)
Net cash used in financing activities continuing operations	(4,371,005)	(3,915,525)
Net cash used in financing activities discontinued operations	(408,333)	-
	(4,779,338)	(3,915,525)
Net increase in cash and cash equivalents	700,952	697,118
Cash and cash equivalents at beginning of period	1,844,797	-
Cash and cash equivalents at end of period	$2,545,749	$697,118

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

In April 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements: Topic Liquidation Basis of Accounting “(“ASU 2013-07”). ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Company beginning on November 1, 2014. The Company expects that the adoption of ASU 2013-07 will not have a material impact on its financial statements or disclosure.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options and warrants. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants using the treasury stock method. There was no dilutive effect for the six months ended April 30, 2013 and 2012.

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

Inventories consisted of the following:

	April 30, 2013	October 31, 2012
Printing and Newspaper:
Raw materials	$1,867,030	$2,049,447
Work in process	822,137	834,678
Finished goods	1,291,648	1,383,094
Office products and office furniture	1,747,082	1,920,701
	$5,727,897	$6,187,920

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Long-Term Debt

Long-term debt consisted of the following:

	April 30,	October 31,
	2013	2012
Installment notes payable to banks and Lessor, due in monthly installments plus interest at rates approximating the bank’s prime rate or the prime rate subject to various floors maturing in various periods ranging from November 2012-April 2015, collateralized by equipment and vehicles (0% interest on Lessor note) (see Note 10)	$278,563	$677,167
Notes payable to shareholders. The shareholder note of $2.5 million plus all accrued interest is due in one balloon payment in September 2014. Interest is at the prime rate (3.25% at April 30, 2013 and October 31, 2012)	2,500,000	2,500,000
Term loan A with a syndicate of banks, due in monthly installments of $238,000 plus interest payments equal to LIBOR plus the applicable margin (currently 8%) maturing September 2013, collateralized by substantially all of the assets of the Company.	18,334,000	19,762,000
Term loan B with a syndicate of banks, due September 30, 2013, interest (deferred fee) at a rate of 16%, with aggregate unpaid deferred fee itself bearing interest collateralized by substantially all of the assets of the Company	6,277,744	6,277,744
Bullet loan A with a syndicate of Banks, due in installments of $1.9 million on or before December 31, 2012 and $2.1 million on or before March 31, 2013 with interest at LIBOR plus the applicable margin (currently 8%), collateralized by substantially all of the assets of the Company.	-	3,350,000
Revolving line of credit loan facility with a syndicate of banks, interest payments based on LIBOR plus the applicable margin (currently 6%) maturing in September 2013, collateralized by substantially all of the assets of the Company.	8,825,496	8,425,496
Accrued Deferred fee (interest) Bullet loan B, Due September 30, 2013	564,482	31,171
Capital lease obligation for printing equipment at an imputed interest rate of 6.02% per annum	62,985	65,719
Unamortized debt discount	(323,006)	(1,287,527)
	36,520,264	39,801,770
Less current portion revolving line of credit	8,825,496	8,425,496
Less current portion long-term debt	25,402,259	29,998,791
Less current portion obligation under capital lease	13,410	13,014
Less debt discount	(323,006)	(1,287,527)
Long-term debt, net of current portion and revolving line of credit, capital lease obligation and notes payable to related party	$2,602,105	$2,651,996

Continuing operations:
Long-term debt, net of current portion and revolving line credit	$52,530	$99,291
Long-term capital lease obligation	49,575	52,705
Current portion of long-term debt and revolving line of credit	33,733,216	36,238,560
Long-term notes payable to related party	2,500,000	2,500,000
Current portion of capital lease obligation	13,410	13,014
Debt Discount	(323,006)	(1,287,527)
Total debt from continuing operations	36,025,725	37,616,043
Liabilities held for sale/discontinued operations - debt	494,539	2,185,727
Total indebtedness	$36,520,264	$39,801,770

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company has determined in accordance with applicable provisions of GAAP that indebtedness that is required to be repaid as a result of a disposal transaction should be allocated to discontinued operations. The specific allocation of sale proceeds would typically be allocated at the discretion of the Administrative Agent between the revolving credit facility and term debt. The proceeds from assets held for sale are required to be remitted to the Administrative Agent for the extinguishment of debt. Therefore, the debt allocated to liabilities held for sale/discontinued operations reflects actual or estimated debt pay downs based on either proceeds received or the carrying amount of the related assets held for sale, net of associated liabilities held for sale prior to debt allocated to liabilities held for sale/discontinued operations. The Company utilized estimated, or if available, actual debt payments required to be made associated with the held for sale/discontinued operations classification. The prior period amounts were equivalent to the allocations or payments in the applicable period.

Maturities of long-term debt, capital lease obligations and revolving line of credit from continuing and discontinued operations for each of the next five years beginning May 1, 2013 (includes unamortized debt discount):

2013	$33,918,159
2014	2,566,767
2015	15,115
2016	16,047
2017	4,176
$36,520,264

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Debt 2013:

Effective May 31, 2013 the Company began operating under a First Limited Forbearance and Waiver Agreement and First Amendment to Amended and Restated Credit Agreement (the “May 2013 Forbearance Agreement”) as further discussed herein. The following is a sequential summary of the various debt actions in 2013:

The Company operated under the provisions of the Restated Credit Agreement until the event of default notice received on March 25, 2013 since that date the Company has operated under an event of default pursuant to two default notifications defined herein.

The Company received a notice of default on March 25, 2013 in a letter dated March 22, 2013, which was reported pursuant to item 2.04 of Form 8-K filed March 26, 2013. This notice of default advised that the Administrative Agent had not waived any event of default and the Lender Parties expressly reserve all rights and remedies available to them under the Restated Credit Agreement.

The Company received a notice of default on April 30, 2013 in a letter dated April 25, 2013, which was reported pursuant to item 2.04 of Form 8-K filed May 3, 2013. This notice of default advised that the Administrative Agent had not waived any event of default and the Lender Parties expressly reserve all rights and remedies available to them under the Restated Credit Agreement.

The Notices of Default and Reservation of Rights specifically, advised that Events of Default have occurred and continue to exist for the Company under Section 7.1(b) of the Credit Agreement by reason of: (a) Borrower's noncompliance with the minimum EBITDA covenant, set forth in Section 6.20(d) of the Credit Agreement, for the Test Periods ended February 28 and March 31, 2013 and for the Notices of Default filed May 3, 2013 (b) the Company's failure to perform the covenant set forth in Section 6.31(d) of the Credit Agreement (failure to complete, no later than March 31, 2013, the Designated Transaction).

On May 31, 2013, the Administrative Agent, the Lenders, all of its subsidiaries and Marshall T. Reynolds entered into the May 2013 Forbearance Agreement which provides, among other things, that during a forbearance period commencing on May 31, 2013, and ending on September 30, 2013 (unless terminated sooner by default of the Company under the May 2013 Forbearance Agreement), the Lenders are willing to temporarily forbear exercising certain rights and remedies available to them, including acceleration of the obligations or enforcement of any of the liens provided for in the Restated Credit Agreement. The Company acknowledged in the May 2013 Forbearance Agreement that as a result of the existing defaults, the Lenders are entitled to decline to provide further credit to the Company, to terminate their loan commitments, to accelerate the outstanding loans, and to enforce their liens.

The May 2013 Forbearance Agreement provides that during the forbearance period, so long as the Company meets the conditions of the May 2013 Forbearance Agreement, it may continue to request credit under the revolving credit line.

The May 2013 Forbearance Agreement requires the Company to:

(a)
Enter into various Designated Transactions referred to as Designated Transaction No. 1 and Designated Transaction No. 2 pursuant to applicable approvals from secured lenders regarding pricing or other actions, including letters of intent no later than June 14, 2013 setting forth the terms and conditions for Designated Transaction No. 1 that shall be satisfactory to the Required Lenders. The Company is also required to use its reasonable best efforts to enter into a letter of intent, no later than June 7, 2013, for Designated Transaction No. 2. There are also various targeted dates upon acceptance of applicable letters of intent for Designated Transactions which will result in various actions to be achieved by the applicable milestone dates or if not achieved may be considered an event of default.

(b)
Acknowledge in a writing, satisfactory to the Required Lenders, that approval of  the Company’s shareholders shall not be required for Designated Transaction No. 1, whether considered separately or together with Designated Transaction No. 2.

(c)
The Company shall be subject to a minimum EBITDA covenant commencing with the month ended June 30, 2013 based on a buildup starting April 1, 2013 of $1,378,394 at June 30, 2013, $2,198,509 at July 31, 2013 and $2,506,722 at August 31, 2013

(d)
Continued retention of Timothy D. Boates, RAS Management Advisors, LLC as its Chief Restructuring Officer who shall continue to be subject to the sole authority, direction and control of the Company’s Board of Directors and to report directly to the Board.

(e)	Expenditure limitations as defined in CRO report and under direct control of the CRO.
(f)	The requirement of a general reserve of $1,000,000 in the definition of “Borrowing Base” in the Restated Credit Agreement shall be waived for the duration of the Forbearance Period.
(g)	Removal of requirement to maintain $750,000 concentration account minimum balances.
(h)
Temporary Overadvance on the borrowing base in an amount not to exceed $1,200,000 subject to the aggregate revolving credit commitment limit of $10,000,000. Overadvance shall be repaid upon receipt of project receivables and such repayment shall be a permanent reduction in the Temporary Overadvance. Such Overadvance shall be repaid in full upon the earliest Designated Transaction No.1 or Designated Transaction No.2 or September 30, 2013.

(i)	Excess availability threshold of $500,000.

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

The Limited Forbearance Agreement provided that the credit commitment under the Credit Agreement was $15,000,000 and provided for a $1,450,000 reserve against the Credit Agreement borrowing base. The Company had borrowed under its $15.0 million line of credit approximately $9.7 million at December 28, 2011, which encompassed working capital requirements, refinancing of existing indebtedness prior to The Herald-Dispatch acquisition and to partially fund the purchase of The Herald-Dispatch.

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

On July 31, 2012, the Administrative Agent, the Lenders, Champion, all its subsidiaries and Marshall T. Reynolds entered into a First Amended and Restated Limited Forbearance Agreement and Fourth Amendment to Credit Agreement dated July 13, 2012 (the “Forbearance Agreement”) which provided, among other things, that during a forbearance period commencing on July 13, 2012 and ending on August 15, 2012 (unless sooner terminated by default of Champion under the Forbearance Agreement or the Credit Agreement), the Required Lenders were willing to temporarily forbear exercising certain rights and remedies available to them, including acceleration of the obligations or enforcement of any of the liens provided for in the Credit Agreement. Champion acknowledged in the Forbearance Agreement that as a result of the existing defaults, the Lenders were entitled to decline to provide further credit to Champion, to terminate their loan commitments, to accelerate the outstanding loans, and to enforce their liens.

The Forbearance Agreement provided that during the forbearance period, so long as Champion met the conditions of the Forbearance Agreement, it could continue to request credit under the revolving credit line.

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

The Forbearance Agreement provided that the credit commitment under the Credit Agreement was $13,600,000 and provided for a $1,450,000 reserve against the Credit Agreement borrowing base. The applicable margin had been increased to 6.0% if utilizing the base rate or 4% if utilizing the amended base rate as well as a PIK compounding Forbearance Fee of 2% of the outstanding amount of term loans. The default rate was an additional 2% for outstanding term loans.

On August 20, 2012 the Company received a Notice of Forbearance Termination, Additional Defaults and Reservation of Rights ("Notice of Default") letter from the Administrative Agent for its secured lenders which was reported pursuant to Item 2.04 of Form 8-K filed August 21, 2012. This Notice of Default resulted from the expiration of the Forbearance Agreement on August 15, 2012. The Company references to minimum excess availability and other credit availability related to the Forbearance Agreement were not applicable after July 31, 2012 through the effective date of the September Forbearance Agreement due to the expiration of the Forbearance Agreement. The Company had been notified that any extension of additional credit would be made by the Lenders in their sole discretion without any intention to waive any Event of Default. The Lenders had continued to provide the Company with access to the applicable revolving credit facilities during this default period.

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

The prime rate was the primary interest rate on the above loans prior to September 14, 2007. After this date, the primary interest rate consisted primarily of LIBOR 30-day, 60-day and 90-day rates plus the applicable margin (effective with the Second Amendment, the primary interest rate was LIBOR 30-day and 60-day rates plus the applicable margin) (after the Restated Credit Agreement effective date, the primary interest rate was LIBOR plus the applicable margin). Prime rate approximated 3.25% at April 30, 2013 and 2012, while the LIBOR rate approximated 0.15% at April 30, 2013 and the 30-day LIBOR rate approximated 0.24% at April 30, 2012. The Company had accrued interest of approximately $167,000 and $129,000 at April 30, 2013 and October 31, 2012 recorded as accrued expenses on the balance sheet. Deferred financing costs and debt discount are amortized under the interest method over the life of the related credit facilities and are reported as part of interest expense. In 2013 and 2012, $1,209,000 and $220,000 of debt discount and/or deferred financing costs were included as interest expense. In addition, certain period costs associated with these credit facilities are recorded as a component of interest including administrative agent fees and costs. The Company is amortizing under the interest method the discount debt associated with the issuance of warrants as well as lender fees and other costs associated with the Restated Credit Agreement.

The Company may incur costs in 2013 related to facility consolidations, employee termination costs and other restructuring related activities. These costs may be incurred, in part, as a response to the Company's efforts to overcome the impact of the global economic crisis and may occur pursuant to certain initiatives being reviewed in accordance with the provisions of the Restated Credit Agreement and May 2013 Forbearance Agreement and initiatives to improve operating performance.

The Company had no non-cash activities for 2013 and 2012.

The Company achieved its first Bullet payment threshold as required prior to December 31, 2012 in the amount of $1.9 million of which $650,000 was paid prior to October 31, 2012. The Company's secured lenders utilized the Company's liquidity and coupled with a temporary release of certain compensating balance requirements and borrowing base reserves, the $2.1 million payment due March 31, 2013 was achieved.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Status of Debt Refinancing and Liquidity

Due in part to the reasonable possibility of a default by the Company prior to the contractual maturity of its Restated Credit Agreement and the May 2013 Forbearance Agreement and the Company's inability to achieve a longer term financing solution, which was contemplated upon the commencement of the Limited Forbearance Agreement, there is significant uncertainty about our ability to operate as a going concern.

As a result of the Company’s current credit situation and the challenges within the economic climate faced by the Company, the Company faces substantial liquidity challenges for fiscal 2013 and beyond. The Company named Timothy D. Boates of RAS Management Advisors, LLC ("RAS") to serve as Chief Restructuring Officer to assist the Company in dealing with its restructuring process. Mr. Boates’s responsibilities include directing the management of the Company’s operations, evaluation of the Company’s cash and liquidity requirements, directing the efforts of Company’s management and employees in connection with any sale or restructuring initiatives, directing negotiations with and reporting to the Company’s significant creditors, directing all cash management matters and assisting in the development and implementation of a plan of reorganization, if appropriate. Mr. Boates will have full responsibility for all of Company’s operations, including but not limited to day to day management, and will report directly to the Company’s board of directors. The Company has continued to engage the investment banking group of Raymond James & Associates, Inc. (Raymond James) to assist it with a potential restructuring or refinancing of the existing debt and other potential transaction alternatives. The Company continues to have an ongoing dialogue with the Administrative Agent and the syndicate of banks with respect to its credit facilities.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company determined in the second quarter of 2012 that, primarily as a result of its inability to enter into an amended credit facility upon the expiration of the Limited Forbearance Agreement on April 30, 2012, as well as the potential for a substantial increase in interest rates and fees coupled with the uncertainty regarding future interest rate increases that the secured lenders may impose on the Company that a full valuation allowance of the Company's deferred tax assets, net of deferred tax liabilities, is necessary to measure the portion of the deferred tax asset that more likely than not will not be realized. As a result of the Restated Credit Agreement entered into on October 19, 2012, the Company reassessed its valuation allowance and determined that due to the relative short term maturity of the Restated Credit Agreement, coupled with the increase in interest rates, a full valuation was warranted at April 30, 2013 and October 31, 2012. The subsequent default under the Restated Credit Agreement and entry into the associated May 2013 Forbearance Agreement and the short term nature of the May 2013 Forbearance Agreement was not deemed to be of a sufficient time period to warrant a modification regarding the full valuation allowance. The Company currently intends to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence related to our sources of future taxable income exists and the Company is better able to identify a longer term solution to our current credit situation with our secured lenders. Therefore, the amount of deferred tax asset considered realizable could be adjusted in future periods based on a multitude of factors, including but not limited to a refinancing of the Company’s existing credit agreement with its secured lenders, and such adjustments may be material to the Consolidated Financial Statements.

The Company’s effective tax rate for continuing operations for the three and six months ended April 30, 2013 was 0.0% compared to an effective tax rate of a negative (126.9)% and (124.2)% for the three and six months ended April 30, 2012. The primary difference in tax rates between 2013 and 2012 and for 2012 between the effective tax rate and the statutory tax rate is a result of the valuation allowance taken against our deferred tax assets in the second quarter of 2012 in the amount of $15.2 million. There is no incremental income tax for continuing operations or discontinued operations in 2013 due to losses in each component and the Company's total current year expected income tax provision of zero. The Company intends to maintain a full valuation allowance for deferred tax assets as further described herein. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets.

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

In certain cases, exposure to loss may exist in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management does not currently believe there are any reasonably possible losses, in excess of amounts accrued, for current legal proceedings not covered by insurance at April 30, 2013. Any estimate involves significant judgment, given the varying stages of the proceedings (including cases in preliminary stages), as well as numerous unresolved issues that may impact the outcome of a proceeding. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate. The current loss estimate excludes legal and professional fees associated with defending such proceedings. These fees are expensed as incurred and may be material to the Company's Consolidated Financial Statements in a particular period.

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

 In accordance with the provisions of the Restated Credit Agreement, the Company issued $0.001 per share warrants issued for up to 30% (on a post-exercise basis) of the outstanding common stock of the Company in the form of non-voting Class B common stock and associated Investor Rights Agreement for the benefit of the Lenders. The warrants expire after October 19, 2017.

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

As of April 30, 2013 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2013	2014	2015	2016	2017	Residual	Total

Non-cancelable operating leases	$516,567	$600,904	$162,975	$157,217	$97,307	$-	$1,534,970

Revolving line of credit	8,825,496	-	-	-	-	-	8,825,496

Term debt	25,300,611	140,301	13,877	-	-	-	25,454,789

Obligations under capital lease	6,605	13,817	14,669	15,574	12,320	-	62,985

Debt discount	(323,006)	-	-	-	-	-	(323,006)

Notes payable - related party	-	2,500,000	-	-	-	-	2,500,000

	$34,326,273	$3,255,022	$191,521	$172,791	$109,627	$-	$38,055,234

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

8. Industry Segment Information

The Company operates principally in three industry segments organized on the basis of product lines: the production, printing and sale, principally to commercial customers, of printed materials (including brochures, pamphlets, reports, tags, continuous and other forms), the sale of office products and office furniture including interior design services and publication of The Herald-Dispatch daily newspaper in Huntington, West Virginia, with a total daily and Sunday circulation of approximately 23,000 and 28,000, respectively.

The Company reports segment information in a manner consistent with the way that our Management, including our chief operating decision maker, the Company’s Chief Executive Officer, assesses performance and makes decisions regarding allocation of resources in accordance with the Segment Disclosures Topic of the ASC.

Our Financial Reporting systems present various data, which is used to operate and measure our operating performance. Our chief operating decision maker utilizes various measures of a segment’s profit or loss including historical internal reporting measures and reporting measures based on product lines with operating income (loss) as the key profitability measure within the segment. Product line reporting is the basis for the organization of our segments and is the most consistent measure used by the chief operating decision maker and conforms with the use of segment operating income or (loss) that is the most consistent with those used in measuring like amounts in the Consolidated Financial Statements. During the third quarter of 2012, the Company realigned personnel and divisional responsibilities between the printing segment and office products and office furniture segments primarily in one location, resulting in additional SG&A costs of approximately $0.1 million and $0.2 million being allocated to the office products and office furniture segment for the second quarter of 2013 and the six months ended April 30, 2013 which were previously a component of the printing segment.

The identifiable assets are reflective of non-GAAP assets reported on the Company's internal balance sheets and are typically adjusted for negative book cash balances, taxes and other items excluded for segment reporting including cash which has not been allocated to segments. The assets are classified based on the primary functional segment category as reported on the internal balance sheets. Therefore the actual segment assets may not directly correspond with the segment operating (loss) income reported herein. The Company has certain assets classified as held for sale/discontinued operations representing $571,391 at April 30, 2013 and has adjusted April 30, 2012 identifiable assets to reflect certain assets subsequently determined to be assets held for sale /discontinued operations of $7,012,047 at April 30, 2012. These assets were part of the printing segment prior to the reclassification as assets held for sale/discontinued operations. The total assets reported on the Company's balance sheets as of April 30, 2013 and 2012 are $41,960,272 and $58,285,193. The identifiable assets reported below represent $38,843,132 and $50,576,028 at April 30, 2013 and 2012.

The table below presents information about reported segments for the three and six months ended April 30:

2013 Quarter 2	Printing	Office Products & Furniture	Newspaper	Total

Revenues from continuing operations	$12,637,333	$8,493,759	$3,037,690	$24,168,782
Elimination of intersegment revenue	(915,893)	(1,469,187)	-	(2,385,080)
Consolidated revenues from continuing operations	$11,721,440	$7,024,572	$3,037,690	$21,783,702

Operating income from continuing operations	237,823	333,807	212,974	784,604
Depreciation & amortization	503,760	35,652	254,356	793,768
Capital expenditures	216,465	-	8,465	224,930
Identifiable assets	22,400,226	6,262,201	10,180,705	38,843,132
Goodwill	-	1,230,485	-	1,230,485

2012 Quarter 2	Printing	Office Products & Furniture	Newspaper	Total

Revenues from continuing operations	$15,963,719	$10,502,075	$3,412,941	$29,878,735
Elimination of intersegment revenue	(1,209,747)	(1,375,456)	-	(2,585,203)
Consolidated revenues from continuing operations	$14,753,972	$9,126,619	$3,412,941	$27,293,532

Operating (loss) income from continuing operations	(89,210)	778,268	(9,127,513)	(8,438,455)
Depreciation & amortization	626,631	20,814	287,524	934,969
Capital expenditures	134,393	15,773	38,361	188,527
Identifiable assets	30,050,566	7,445,216	13,080,246	50,576,028
Goodwill	2,226,837	1,230,485	-	3,457,322

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

2013 Year to Date	Printing	Office Products & Furniture	Newspaper	Total

Revenues from continuing operations	$25,374,404	$16,942,016	$6,589,932	$48,906,352
Elimination of intersegment revenue	(1,803,925)	(2,708,425)	-	(4,512,350)
Consolidated revenues from continuing operations	$23,570,479	$14,233,591	$6,589,932	$44,394,002

Operating (loss) income from continuing operations	(2,207,436)	544,727	747,373	(915,336)
Depreciation & amortization	1,010,045	69,503	508,746	1,588,294
Capital expenditures	288,582	1,483	8,465	298,530
Identifiable assets	22,400,226	6,262,201	10,180,705	38,843,132
Goodwill	-	1,230,485	-	1,230,485

2012 Year to Date	Printing	Office Products & Furniture	Newspaper	Total

Revenues from continuing operations	$31,613,763	$20,294,023	$7,285,988	$59,193,774
Elimination of intersegment revenue	(2,397,788)	(2,976,803)	-	(5,374,591)
Consolidated revenues from continuing operations	$29,215,975	$17,317,220	$7,285,988	$53,819,183

Operating (loss) income from continuing operations	(699,920)	1,330,834	(8,424,623)	(7,793,709)
Depreciation & amortization	1,252,264	54,665	573,746	1,880,675
Capital expenditures	320,994	33,831	50,994	405,819
Identifiable assets	30,050,566	7,445,216	13,080,246	50,576,028
Goodwill	2,226,837	1,230,485	-	3,457,322

A reconciliation of total segment revenues and of total segment operating (loss) income to consolidated (loss) income before income taxes, for the three and six months ended April 30, 2013 and 2012, is as follows:

	Three months		Six months
	2013	2012	2013	2012
Revenues:
Total segment revenues from continuing operations	$24,168,782	$29,878,735	$48,906,352	$59,193,774
Elimination of intersegment revenue	(2,385,080)	(2,585,203)	(4,512,350)	(5,374,591)
Consolidated revenue from continuing operations	21,783,702	$27,293,532	$44,394,002	$53,819,183

Operating (loss) income from continuing operations:
Total segment operating (loss) income from continuing operations	$784,604	$(8,438,455)	$(915,336)	$(7,793,709)
Interest expense - related party	(20,087)	(16,250)	(40,851)	(22,389)
Interest expense	(1,499,076)	(822,306)	(3,033,520)	(1,614,702)
Other income	11,370	4,629	20,993	8,760
Consolidated (loss) income from continuing operations before income taxes	$(723,189)	$(9,272,382)	$(3,968,714)	$(9,422,040)

Identifiable assets:
Total segment identifiable assets	$38,843,132	$50,576,028	$38,843,132	$50,576,028
Assets not allocated to a segment	3,117,140	7,709,165	3,117,140	7,709,165
Total consolidated assets	$41,960,272	$58,285,193	$41,960,272	$58,285,193

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

The term debt not related to the Restated Credit Agreement had a carrying value of approximately $0.3 million and the Company believes carrying value approximates fair value for this debt based on recent market conditions, collateral support, recent borrowings and other factors.

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

In fiscal 2010 and 2011, the Company recorded charges related to a restructuring and profitability enhancement plan. This plan was implemented to effectuate certain key initiatives and was an integral component of the Second Amendment and Waiver to the Credit Agreement among the Company, Fifth Third Bank, as Lender, L/C Issuer and Administrative Agent for Lenders and other Lenders dated March 31, 2010 (the "Second Amendment"). These actions were taken to comply with the provisions and targeted covenants of the Second Amendment and to address the impact of the global economic crisis on the Company. The Company may incur additional costs in future periods to address the ongoing and fluid nature of the economic crisis, and may incur costs pursuant to certain initiatives being reviewed in accordance with the provisions of the Restated Credit Agreement and May 2013 Forbearance Agreement. The Company incurred costs in 2012 related to the consolidation of the Company's commercial printing production operation in Cincinnati, Ohio into existing Company facilities in other locations. In 2013, the Company also incurred costs associated with personnel of approximately $55,000 and inventory costs of approximately $153,000, associated primarily with the sale of substantially all of the property, plant and equipment of the Donihe Graphics subsidiary in Kingsport, Tennessee. These costs associated with Donihe are reflected as a component of discontinued operations. The amount of future charges not discussed herein is currently not estimable by the Company.

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

The following information summarizes the costs incurred with respect to restructuring, integration and asset impairment charges during the three and six months ended April 30, 2013 and 2012, as well as the cumulative total of such costs representing fiscal 2011, fiscal 2012, and the first two quarters of fiscal 2013 to the extent applicable, such costs are included as a component of the printing segment:

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	Six Months Ended April 30, 2013	Six Months Ended April 30, 2012	Cumulative Total
Occupancy and equipment related costs	$-	$-	$-	$-	$1,618,965
Costs incurred to streamline production, personnel and other	-	-	-	-	612,764
Inventory	-	-	-	-	200,380
Total	$-	$-	$-	$-	$2,432,109

The activity pertaining to the Company’s accruals related to restructuring and other charges since October 31, 2012, including additions and payments made are summarized below:

	Occupancy and equipment related costs	Costs incurred to streamline production, personnel and other	Total

Balance at October 31, 2012	$241,821	$-	$241,821
2013 expenses	-	-	-
Paid in 2013	(241,821)	-	(241,821)

Balance at April 30, 2013	$-	$-	$-

The restructuring payments in 2013 were primarily related to a contractual settlement in the form of a promissory note with the Lessor at the Company’s former location in Bridgeville, Pennsylvania. (see Note 5)

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

11. Acquired Intangible Assets and Goodwill

	April 30, 2013		October 31, 2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Non-compete agreement	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Customer relationships	2,451,073	1,087,984	2,451,073	1,026,935
Advertising and subscriber base	4,989,768	2,026,154	4,989,768	1,952,322
Other	564,946	549,988	564,946	541,236
	9,005,787	4,664,126	9,005,787	4,520,493

Unamortizable intangible assets:
Goodwill	1,307,267	76,782	3,964,600	507,278
Trademark and masthead	2,091,022	-	2,091,022	-
	3,398,289	76,782	6,055,622	507,278

Total goodwill and other intangibles	$12,404,076	$4,740,908	$15,061,409	$5,027,771

During the first quarter of 2013 as part of a process of addressing the Company’s debt status with its secured lenders as well as first quarter 2013 performance to budget, the Company performed a comprehensive reassessment of its initial fiscal year 2013 budget. The Company, as part of this process, identified at least one customer in the printing segment from which it anticipated a substantial revenue decline in the second quarter of 2013 and beyond and associated profitability declines in 2013 and beyond. As a result of this process, it was determined that an impairment test between annual impairment tests was warranted for the printing segment as a result of the potential near term challenges facing the Company, anticipated customer specific revenue decreases and softness in the Company’s core West Virginia market. The Company performed Step 1 of the Goodwill impairment test for the printing segment with the assistance of a third party valuation specialist using the income approach and the testing indicated a value less than the carrying value of the segment at January 31, 2013.

As a result of the Step 1 test, the Company determined it was required to proceed to Step 2 of Goodwill Impairment testing for the printing segment in the first quarter of 2013. The Step 2 test results were completed in the second quarter of 2013 with the assistance of a third party valuation specialist and supported the conclusion to record an impairment charge in the first quarter of 2013 of $2.2 million. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is recognized, in accordance with applicable standards.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Amortization expense for the three and six months ended April 30, 2013 was $71,817 and $143,633, and for the three and six months ended April 30, 2012 was $74,565 and $149,129, respectively. Customer relationships are being amortized over a period of 20 years, related to the acquisition of Syscan in 2004. The advertising and subscribers bases related to the acquisition of The Herald-Dispatch are being amortized over 25 and 20 years respectively. The trademark and masthead associated with the acquisition of The Herald-Dispatch are non-amortizing assets. The weighted average remaining life of the Company's amortizable intangible assets was approximately 16 years.

Estimated amortization expense for each of the following years is:

2013	$143,628
2014	275,970
2015	269,761
2016	269,761
2017	269,761
Thereafter	3,112,780
$4,341,661

The changes in the carrying amount of goodwill, trademark and masthead and other amortizing intangibles for the six months ended April 30, 2013 were:

Goodwill:

	Printing	Office Products and Furniture	Newspaper	Total

Balance at October 31, 2012
Goodwill	$2,226,837	1,230,485	35,437,456	38,894,778
Accumulated impairment losses	-	-	(35,437,456)	(35,437,456)
	2,226,837	$1,230,485	$-	$3,457,322

Goodwill acquired six months ended April 30, 2013	-	-	-	-
Impairment losses six months ended April 30, 2013	(2,226,837)	-	-	(2,226,837)

Balance at April 30, 2013
Goodwill	2,226,837	1,230,485	35,437,456	38,894,778
Accumulated impairment losses	(2,226,837)	-	(35,437,456)	(37,664,293)
	$-	$1,230,485	$-	$1,230,485

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)
Trademark and Masthead:

	Printing	Office Products and Furniture	Newspaper	Total

Balance at October 31, 2012
Trademark and masthead	$-	$-	$18,515,316	$18,515,316
Accumulated impairment losses	-	-	(16,424,294)	(16,424,294)
	-	-	2,091,022	2,091,022

Trademark & masthead acquired six months ended April 30, 2013	-	-	-	-
Impairment losses six months ended April 30, 2013	-	-	-	-

Balance at April 30, 2013
Trademark & masthead	-	-	18,515,316	18,515,316
Accumulated impairment losses	-	-	(16,424,294)	(16,424,294)
	$-	$-	$2,091,022	$2,091,022

Amortizing Intangible Assets (net of amortization expense):

	Printing	Office Products and Furniture	Newspaper	Total

Balance at October 31, 2012
Amortizing intangible	500,721	947,127	12,088,930	13,536,778
Accumulated impairment losses	-	-	(9,051,484)	(9,051,484)
	$500,721	$947,127	$3,037,446	$4,485,294

Amortizing intangible acquired six months ended April 30, 2013	-	-	-	-
Impairment losses six months ended April 30, 2013	-	-	-	-
Amortization expense	29,202	40,598	73,833	143,633

Balance at April 30, 2013
Amortizing intangible	471,519	906,529	12,015,097	13,393,145
Accumulated impairment losses	-	-	(9,051,484)	(9,051,484)
	$471,519	$906,529	$2,963,613	$4,341,661

A summary of impairment charges is included in the table below:

	Six Months Ended April 30,
	2013	2012

Goodwill	$2,226,837	$9,510,933
Other intangibles	-	-
Trademark & masthead	-	-
	$2,226,837	$9,510,933

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

As part of the Company’s revised restructuring plan submitted to the Company’s secured lenders in July 2012 the Company determined that another division within the printing segment met the criteria of an asset held for sale at July 31, 2012 (Donihe). Therefore, in accordance with applicable accounting guidance the Company has determined the associated assets and liabilities of this division should be classified as assets and liabilities held for sale/discontinued operations at October 31, 2012 and April 30, 2013. The Company recorded an impairment charge in fiscal 2012 of approximately $337,000 as a result of the measurement requirements associated with this division. This division's results have historically been accounted for in the Company’s printing segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, these results are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

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

Therefore, in accordance with applicable accounting guidance the Company has determined certain long-lived assets of this division should be classified as assets held for sale at October 31, 2012 (These assets were sold in December 2012).

The Company recorded an impairment charge of approximately $309,000 in fiscal 2012 as a result of the measurement requirements associated with assets classified as held for sale of the Merten division. The Merten results have historically been accounted for in the Company’s printing segment. In accordance with the applicable accounting guidance, since the Company currently intends to retain a sales presence in Cincinnati and is attempting to retain customers through Chapman Printing-Huntington location, the operations of Merten would continue to be classified as continuing operations.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following is selected financial information included in net (loss) earnings from discontinued operations for two divisions classified within the printing segment and reflects interest on estimated debt required to be repaid as a result of these disposal transactions and excludes any general corporate overhead allocations. The interest expense allocated to discontinued operations for the three months ended April 30, 2013 and 2012, was $4,000 and $68,000 and for the six months ended April 30, 2013 and 2012 was $12,000 and $136,000.

	Three Months Ended April 30,
	2013				2012
	CGC	Donihe		Total	CGC	Donihe	Total
Net sales	$-	$(5,032	) $	(5,032)	$4,139,848	$1,955,120	$6,094,968
(Loss) earnings from discontinued operations	-	(101,427)		(101,427)	75,932	(29,552)	46,380
Income tax benefit (expense)	-	-		-	(31,011)	9,859	(21,152)
Gain on sale of discontinued operations	-	-		-	-	-	-
Income tax (expense) on sale	-	-		-	-	-	-
Net (loss) earnings from discontinued operations	$-	$(101,427	) $	(101,427)	$44,921	$(19,693)	$25,228

	Six Months Ended April 30,
	2013			2012
	CGC	Donihe	Total	CGC	Donihe	Total
Net sales	$-	$637,176	$637,176	$7,911,661	$3,259,007	$11,170,668
(Loss) earnings from discontinued operations	-	(397,780)	(397,780)	119,101	(72,410)	46,691
Income tax benefit (expense)	-	-	-	(48,641)	24,156	(24,485)
Gain on sale of discontinued operations	-	-	-	-	-	-
Income tax (expense) on sale	-	-	-	-	-	-
Net (loss) earnings from discontinued operations	$-	$(397,780)	$(397,780)	$70,460	$(48,254)	$22,206

The major classes of assets and liabilities held for sale and of discontinued operations included in the Consolidated Balance Sheets are as follows (see Note 5 for discussion of debt allocated to liabilities held for sale/discontinued operations):

	Held for sale	Discontinued Operations	Total	Held for sale	Discontinued Operations	Total
	April 30, 2013			October 31, 2012
Assets:
Accounts Receivable	$-	$188,001	$188,001	$-	$777,740	$777,740
Inventories	-	-	-	-	283,467	283,467
Other current assets	-	14,317	14,317	-	-	-
Property and equipment, net	369,073	-	369,073	1,219,073	425,000	1,644,073
Total current assets	369,073	202,318	571,391	1,219,073	1,486,207	2,705,280
Property and equipment, net	-	-	-	-	-	-
Other assets	-	-	-	-	-	-
Total noncurrent assets	-	-	-	-	-	-
Total assets held for sale/discontinued operations	$369,073	$202,318	$571,391	$1,219,073	$1,486,207	$2,705,280

Liabilities:
Accounts payable	$-	$35,864	$35,864	$-	$278,266	$278,266
Deferred revenue	-	-	-	-	4,726	4,726
Accrued payroll and commissions	-	-	-	-	55,310	55,310
Taxes accrued and withheld	-	40,988	40,988	-	138,148	138,148
Accrued expenses	-	-	-	-	43,103	43,103
Debt (see Note 5)	369,073	125,466	494,539	1,219,073	966,654	2,185,727
Total current liabilities	369,073	202,318	571,391	1,219,073	1,486,207	2,705,280
Total noncurrent liabilities	-	-	-	-	-	-
Total liabilities held for sale/discontinued operations	$369,073	$202,318	$571,391	$1,219,073	$1,486,207	$2,705,280

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

The Company is currently evaluating the sale or potential sale of either segments or divisions or operations within segments for each of the Company’s three operating segments. Except as disclosed herein these evaluations have not met the applicable GAAP requirements for classification as assets held for sale at the balance sheet date of April 30, 2013, however as further discussed below there is a higher probability that these divisions/segments may meet the criteria as held for sale after the balance sheet date of April 30, 2013 and the Company has provided the applicable disclosure.

As a result of the provisions of the May 2013 Forbearance Agreement the Company has agreed to pursue the sale of certain assets. In addition, the Company notified the secured lenders of an additional division it is pursuing a sale of that is not required pursuant to the terms of the May 2013 Forbearance Agreement. As a result of this process the Company has identified two operating divisions and one segment which it is actively working to sell as defined below. The Company began actively soliciting letters of interest for one of the transactions prior to quarter end and has received letters of interest subsequent to April 30, 2013 for all three assets sales identified below. The Company has received a letter of interest for the newspaper segment but as of the date of filing this quarterly report has not executed this letter. The Company has agreed in principle to a letter of interest regarding the printing division and is actively engaged in discussions regarding an asset purchase agreement for the printing division. The letter of interest for the office furniture division did not meet the Company or May 2013 Forbearance Agreement requirements. If the Company is able to successfully negotiate applicable asset purchase agreements and attain lender approval, it is possible some of these transactions may close in the third or fourth quarter of 2013. The following is a summary of the assets which are currently being classified as held and used but which subsequent to quarter end have been determined to have a higher degree of probability of meeting the classification of held for sale:

	April 30, 2013
	Printing Division	Office Furniture Division	Newspaper Segment	Total
Assets (excludes certain divisional assets):
Accounts receivable, net	$211,958	$1,783,010	$1,170,011	$3,164,979
Inventory	106,526	186,877	321,501	614,904
Prepaid expenses and other current assets	29,550	56,548	172,514	258,612
Total current assets	348,034	2,026,435	1,664,026	4,038,495
Long-term assets :
Property, plant and equipment, net	977,243	83,064	3,462,044	4,522,351
Intangible assets	-	-	5,054,635	5,054,635
Total long-term assets	977,243	83,064	8,516,679	9,576,986
Total assets	$1,325,277	$2,109,499	$10,180,705	$13,615,481

Liabilities (excludes debt allocation):
Accounts payable	$180,314	$565,930	$178,421	$924,665
Deferred revenue	-	-	765,548	765,548
Accrued payroll and commissions	15,564	210,906	318,773	545,243
Taxes accrued and withheld	49,625	92,805	145,466	287,896
Accrued expenses	39,594	14,256	-	53,850
Total liabilities	$285,097	$883,897	$1,408,208	$2,577,202

The Company has assessed if there is an impairment charge that may be warranted for these assets which were deemed to be held and used at April 30, 2013 and subsequent to April 30, 2013 may have a higher probability of meeting the held for sale classification. The Company believes based on the targeted purchase price and adjusted for selling costs the Company anticipates recording a gain on the applicable asset sales as a whole but may have an impairment for the transactions contemplated for the newspaper segment and printing segment. The Company anticipates a gain on the sale of the office furniture division based on targeted purchase price thresholds acceptable to the Company and secured lenders. The preliminary assessment excludes goodwill which may require allocation to the office furniture division and the amount, if any, is currently being evaluated by the Company. The Company currently is unable to determine the impairment, if any, due to various uncertainties still pending within the provisions of any transactions being contemplated and the applicable terms which may be negotiated in any asset purchase agreements which may ultimately be negotiated for the transactions being contemplated. Moreover, the impairment criteria would not exist under the applicable standards for an asset held and used as of April 30, 2013, but may exist in subsequent reporting periods if the asset held for sale criteria are met.

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

	Percentage of Total Revenues
	Three Months Ended April 30,		Six Months Ended April 30,

	2013	2012	2013	2012
Revenues:
Printing	53.8%	54.1%	53.1%	54.3%
Office products and office furniture	32.3	33.4	32.1	32.2
Newspaper	13.9	12.5	14.8	13.5
Total revenues	100.0	100.0	100.0	100.0
Cost of sales and newspaper operating costs:
Printing	39.5	39.1	39.3	39.4
Office products and office furniture	22.1	23.4	22.0	22.5
Newspaper cost of sales and operating costs	8.8	7.4	9.0	7.8
Total cost of sales and newspaper operating costs	70.4	69.9	70.3	69.7
Gross profit	29.6	30.1	29.7	30.3
Selling, general and administrative expenses	26.0	26.2	26.8	27.1
Goodwill impairment	0.0	34.8	5.0	17.7
(Loss) income from operations	3.6	(30.9)	(2.1)	(14.5)
Interest expense - related party	(0.0)	(0.1)	(0.0)	0.0
Interest expense	(6.9)	(3.0)	(6.8)	(3.0)
Other income	0.0	0.0	0.0	0.0
(Loss) before taxes	(3.3)	(34.0)	(8.9)	(17.5)
Income tax expense	0.0	(43.1)	(0)	(21.7)
Net (loss) continuing operations	(3.3)	(77.1)	(8.9)	(39.2)
Discontinued operations	(0.5)	0.1	(0.9)	0.0
Net (loss)	(3.8)%	(77.0)%	(9.8)%	(39.2)%

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended April 30, 2013 Compared to Three Months Ended April 30, 2012 (Continuing Operations)

Revenues

Total revenues decreased 20.2% in the second quarter of 2013 compared to the same period in 2012, to $21.8 million from $27.3 million. Printing revenue decreased $3.0 million or 20.6% when compared to the second quarter of 2012. The printing revenue reduction was primarily reflective of decreases at the Company’s Merten division in Cincinnati, Ohio. This resulted as part of the Company’s restructuring effects in the third quarter of 2012. The Company also had revenue decreases within its West Virginia operations which appear to be related to both softness in the West Virginia market and certain specific customer attrition. Office products and office furniture revenue decreased 23.0% in the second quarter of 2013 to $7.0 million from $9.1 million in the second quarter of 2012. Office products and office furniture sales decreased in the second quarter of 2013 when compared to the second quarter of 2012 due to lower office furniture sales and a reduction in office products related sales. The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $3.0 million, consisting of advertising revenue of approximately $2.3 million and $0.7 million in circulation revenues for the three months ended April 30, 2013. The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $3.4 million, consisting of advertising revenue of approximately $2.6 million and $0.8 million in circulation revenues for the three months ended April 30, 2012. The decrease in newspaper revenue is primarily associated with decreases in both advertising and circulation revenues, reflective of macro industry dynamics coupled with the residual effect of the global economic crisis.

The Company was notified by the State of  West Virginia on May 31, 2013 that it was cancelling the Company's state contract for office furniture, panel systems, chairs, etc. effective July 1, 2013. This was due, the Company believes, as part of an overall review of all secondary bid contracts within the state and was not a specific action against the Company and was related to numerous product categories and services. West Virginia is currently in the process of studying purchasing regulations and may have future modifications in future periods. The secondary bid process has historically allowed state agencies to buy products and services quickly, bypassing formal and comprehensive competitive bid purchasing protocols. This change does not preclude the Company from selling office furniture to state agencies and the Company is currently unable to conclude the impact of this action on the Company.

Cost of Sales

Total cost of sales decreased 19.7% in the second quarter of 2013, to $15.3 million from $19.1 million in the second quarter of 2012. Printing cost of sales in the second quarter of 2013 decreased over the prior year but increased as a percentage of printing sales from 72.3% in 2012 to 73.4% in 2013. The printing gross margin dollars decreased when compared to the comparable period in the prior year due to lower sales coupled with gross margin percent compression. Office products and office furniture cost of sales decreased in 2013 from 2012 levels due to lower sales and lower cost of goods sold as a percentage of office products and office furniture sales of 70.0% in 2012 to 68.4% in 2013, thus representing gross margin percent improvement in the office products and office furniture segment. Newspaper cost of sales and operating costs as a percent of newspaper sales were 62.9% and 59.4% for the three months ended April 30, 2013 and 2012. This increase as a percent of sales was primarily a result of lower newspaper revenues.

Operating Expenses

In the second quarter of 2013, selling, general and administrative (SG&A) expenses decreased on a gross dollar basis to $5.7 million from $7.1 million in 2012, a decrease of $1.5 million or 20.5%. As a percentage of total sales, the selling, general and administrative expenses decreased on a quarter to quarter basis in 2013 to 26.0% from 26.2% in 2012. The decrease in SG&A in total was primarily reflective of lower bad debt expense, decreased professional fees, and lower personnel and related expenses associated in part with various restructuring initiatives implemented by the Company. SG&A as a percent of sales was essentially flat in the second quarter of 2013 when compared to the comparable quarter of 2012.

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

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Segment Operating (Loss)Income

The printing segment reported an operating income in the second quarter of 2013 of $0.2 million compared to an operating loss of $(89,000) in the second quarter of 2012. The increase in operating income was primarily attributable to lower SG&A expenses which were primarily reflective of lower bad debt expense, decreased professional fees and lower personnel and related expenses associated in part with various restructuring initiatives implemented by the Company. The SG&A reductions and related operating income improvement were partially offset by reduced gross margin contribution attributable to reduced sales and higher cost of goods sold as a percent of print sales.

The office products and office furniture segment reported operating profits of $0.3 million in the second quarter of 2013 compared to $0.8 million in the second quarter of 2012. This represented a decrease in profitability of approximately $0.4 million. This decrease is primarily the result of lower gross profit contribution on reduced sales partially offset by lower selling, general and administrative expenses in the second quarter of 2013, when compared to the comparable period of the prior year. In the third quarter of 2012, the Company implemented a realignment of personnel and other expenses and divisional responsibilities between the printing segments and office products and office furniture, resulting in an increase in SG&A expenses of $0.1 million associated with these actions in the second quarter of 2013 when compared to the second quarter of 2012.

The newspaper segment reported operating income of approximately $0.2 million, in the second quarter of 2013 compared to a (loss) of $(9.1) million in the second quarter of  2012. The improvement in operating income was primarily reflective of a pre-tax impairment charge associated with goodwill aggregating $9.5 million in the second quarter of 2012.

(Loss) income  from Operations

The income from operations in the second quarter of 2013 was $0.8 million compared to a (loss) from operations of  $(8.4) million in the second quarter of 2012. This change is primarily the result of a $9.5 million goodwill impairment charge in the newspaper segment in 2012 and operating income contribution improvements in the printing segment in 2013 partially offset by operating profit contraction in the office products and office furniture segment in 2013.

Other Income (expense)

Other (expense), net increased approximately $0.7 million, primarily due to higher interest expense in the second quarter of 2013 due to higher interest rates including accrued deferred fee (interest) on Bullet Loan B and the amortization of debt discount, partially offset by lower average borrowings from the comparable period of the prior year.

Income Taxes
The Company’s effective tax rate for the three months ended April 30, 2013 and 2012 was 0% and an expense of (126.9)%. The primary difference in tax rates between 2013 and 2012 and for 2012 between the effective tax rate and the statutory tax rate is a result of the valuation allowance taken against our deferred tax assets in the second quarter of 2012 in the amount of $15.2 million. There is no incremental income tax for continuing operations or discontinued operations in 2013 due to losses in each component and the Company's total current year expected income tax provision of zero. The Company intends to maintain a full valuation allowance for deferred tax assets as further described herein. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets.

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

Net (loss) (Continuing Operations)

Net (loss) for the second quarter of 2013 was $(0.7) million compared to a net loss of $(21.0) million in the second quarter of 2012. Basic and diluted (loss) per share for the three months ended April 30, 2013 and 2012 were a loss of $(0.06) and of $(1.86).

Discontinued Operations

The Company reported net loss from discontinued operations of $(0.1) million and net income of $25,000 for the three months ended April 30, 2013 and 2012. The second quarter of 2013 results were impacted by charges for inventory of approximately $63,000 associated with the sale of substantially all of the property, plant and equipment of Donihe Graphics Inc. The second quarter of 2013 excluded any operating results of CGC when compared to the comparable period of 2012.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Six Months Ended April 30, 2013 Compared to Six Months Ended April 30, 2012 (Continuing Operations)

Revenues

Total revenues decreased 17.5% in the first six months of 2013 compared to the same period in 2012, to $44.4 million from $53.8 million. Printing revenue decreased 19.3% in the six month period ended April 30, 2013 to $23.6 million from $29.2 million in the same period in 2012. Office products and office furniture revenue decreased 17.8% in the six month period ended April 30, 2013, to $14.2 million from $17.3 million in the same period in 2012. The printing revenue reduction was primarily reflective of decreases at the Company’s Merten division in Cincinnati, Ohio. This resulted as part of the Company’s restructuring effects in the third quarter of 2012. The Company also had revenue decreases within its West Virginia operations which appear to be related to both softness in the West Virginia market and certain specific customer attrition. The decrease in office products and office furniture sales was primarily due to lower office furniture sales as well as reductions in office products related sales. The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $6.6 million consisting of advertising revenues of approximately $5.0 million and $1.6 million in circulation revenues for the six months ended April 30, 2013. The Company recorded newspaper revenues associated with The Herald-Dispatch of approximately $7.3 million consisting of advertising revenues of approximately $5.6 million and $1.7 million in circulation revenues for the six months ended April 30, 2012. The decrease in newspaper revenue is primarily associated with a decrease in advertising revenues which we believe is reflective of macro industry dynamics coupled with the residual effect of the global economic crisis.

The Company was notified by the State of West Virginia on May 31, 2013 that it was cancelling the Company's state contract for office furniture, panel systems, chairs, etc. effective July 1, 2013. This was due, the Company believes, as part of an overall review of all secondary bid contracts within the state and was not a specific action against the Company and was related to numerous product categories and services. West Virginia is currently in the process of studying purchasing regulations and may have future modifications in future periods. The secondary bid process has historically allowed state agencies to buy products and services quickly, bypassing formal and comprehensive competitive bid purchasing protocols. This change does not preclude the Company from selling office furniture to state agencies and the Company is currently unable to conclude the impact of this action on the Company.

Cost of Sales

Total cost of sales decreased 16.9% in the six months ended April 30, 2013, to $31.2 million from $37.5 million in the six months ended April 30, 2012. Printing cost of sales decreased 17.7% in the six months ended April 30, 2013, to $17.5 million from $21.2 million in the six months ended April 30, 2012. The decrease in printing cost of sales was primarily due to the decrease in printing sales partially offset by gross margin percent compression. Office products and office furniture cost of sales decreased 19.6% in the six months ended April 30, 2013, to $9.8 million from $12.1 million for the six months ended April 30, 2012 primarily as a result of lower office furniture sales and improved gross profit percent. Newspaper cost of sales as a percent of newspaper sales were 60.5% and 57.6% for the six months ended April 30, 2013 and 2012. This increase as a percent of sales was primarily a result of lower newspaper revenues.

Operating Expenses

During the six months ended April 30, 2013, compared to the same period in 2012, selling, general and administrative expenses decreased as a percentage and total dollars of sales to 26.8% from 27.1%. Total selling, general and administrative expenses (S,G & A) decreased $2.7 million. The decrease in SG&A in total and as a percent of sales was primarily reflective of reduced bad debt expense, decreased professional fees and lower personnel and related expenses associated in part with various restructuring initiatives implemented by the Company resulting in part from provisions related to the Limited Forbearance Agreement. The decrease in professional fees was approximately $0.5 million. In addition, the Company reported a decrease in bad debt expense when compared to the comparable period of 2012 of approximately $0.7 million primarily associated with specific accounts within one operating division of the printing segment in 2012.

During the first quarter of 2013 as part of a process of addressing the Company’s debt status with its secured lenders as well as first quarter 2013 performance to budget, the Company performed a comprehensive reassessment of its initial fiscal year 2013 budget. The Company as part of this process identified at least one customer in the printing segment from which it anticipated a substantial revenue decline in the second quarter of 2013 and beyond and associated profitability declines in 2013 and beyond. As a result of this process, it was determined that an impairment test between annual impairment tests was warranted for the printing segment as a result of the potential near term challenges facing the Company, anticipated customer specific revenue decreases and softness in the Company’s core West Virginia market. The Company performed Step 1 of the Goodwill impairment test for the printing segment with the assistance of a third party valuation specialist using the income approach and the testing indicated a value less than the carrying value of the segment at January 31, 2013.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

As a result of the Step 1 test, the Company determined it was required to proceed to Step 2 of Goodwill Impairment testing for the printing segment in the first quarter of 2013. The Step 2 test results were completed in the second quarter of 2013 with the assistance of a third party valuation specialist and supported the conclusion to record an impairment charge in the first quarter of 2013 of $2.2 million. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is recognized, in accordance with applicable standards.

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

Segment Operating (Loss) Income

The printing segment reported an operating (loss) for the first six months of 2013 of $(2.2) compared to an operating loss of $(0.7) million in the first six months of 2012. The increased operating loss was primarily attributable to pre-tax goodwill impairment charges of $2.2 million recorded in the first quarter of 2013 and reduced gross margin contribution attributable to reduced sales and higher cost of goods sold as a percent of printing sales.  The increased operating loss was partially offset by lower SG&A expenses due to reduced bad debt expense, decreased professional fees and lower personnel and related expenses associated in part with various restructuring initiatives implemented by the Company.

The office products and office furniture segment reported operating profits of $0.5 million in the first six months of 2013 compared to $1.3 million in the first six months of 2012. This represented a decrease in profitability of approximately $0.8 million. This decrease is primarily the result of lower gross profit contribution on reduced sales partially offset by lower selling, general and administrative expenses in the first six months of 2013, when compared to the comparable period of the prior year. In the third quarter of 2012, the Company implemented a realignment of personnel and other expenses and divisional responsibilities between the printing segments and office products and office furniture, resulting in an increase in SG&A expenses of $0.2 million associated with these actions in the first six months of 2013 when compared to the first six months of 2012.

The newspaper segment reported operating income of $0.7 million, in the first six months of 2013, and an operating loss of ($8.4) million, in the first six months of 2012. The improvement in operating income was primarily reflective of a pre-tax impairment charge associated with goodwill aggregating $9.5 million recorded in the second quarter of 2012.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Loss) Income from Operations and Other Income and Expenses

(Loss) from operations in the six month period ended April 30, 2013, was $(0.9) million compared to loss from operations of $(7.8) million in the same period of 2012. The improvement for 2013 was primarily reflective of goodwill impairment charges in the second quarter of 2012 of $9.5 million related to the newspaper segment coupled with revenues and associated gross profit declines in all three business segments partially offset by lower SG&A expenses and a pre-tax goodwill impairment charge of $2.2 million in the printing segment in the first six months of 2013.

Other Income (expense)

Other expense (net), increased approximately $1.4 million from 2012 to 2013, primarily due to increases in interest expense, resulting from higher interest rates including accrued deferred fee (interest) on Bullet Loan B and the amortization of debt discount, partially offset by lower average borrowings from the comparable period of the prior year.

Income Taxes

The Company’s effective tax rate for the six months ended April 30, 2013 and 2012 was 0% and (124.2)%. The primary difference in tax rates between 2013 and 2012 and for 2012 was between the effective tax rate and the statutory tax rate is a result of the valuation allowance taken against our deferred tax assets in the second quarter of 2012 of in the amount of $15.2  million. There is no incremental income tax for continuing operations or discontinued operations in 2013 due to losses in each component and the Company's total current year expected income tax provision of zero. The Company intends to maintain a full valuation allowance for deferred tax assets as further described herein. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets.

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

Net (loss) Income (Continuing Operations)

Net (loss) for the six months ended April 30, 2013 was $(4.0) compared to a net (loss) of $(21.1) million for the same period in 2012. Basic and diluted (loss) earnings per share for the six months ended April 30, 2013 was $(0.35) compared to 2012 at $(1.87).

Discontinued Operations

The Company reported net loss from discontinued operations of $(0.4) million and net income of $22,000 for the six months ended April 30, 2013 and 2012. The 2013 results were impacted by various restructuring related charges for personnel and inventory of approximately $207,000 associated with the sale of substantially all of the property, plant and equipment of Donihe Graphics Inc. and the associated costs to cease production at this facility including the liquidation of certain inventory. The six months ended April 30, 2013 excluded any operating results of CGC when compared to the comparable period of 2012.

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

Liquidity and Capital Resources

Statement of Cash Flows (Continuing Operations)

Net cash provided by operations for the six months ended April 30, 2013, was $4.4 million compared to net cash provided by operations of $3.9 million during the same period in 2012. This change in net cash from operations is due primarily to timing changes in assets and liabilities partially offset by an overall reduction in contribution from income statement items.

Net cash provided by (used in) investing activities for the six months ended April 30, 2013 was $0.6 million compared to $(0.3) million during the same period in 2012. The net cash used in investing activities during the first six months of 2012 primarily related to the purchase of equipment and vehicles. The net cash provided by investing activities in the first six months of 2013 was primarily related to the sale of equipment at the Company's Merten division partially offset by the purchase of equipment and vehicles.

Net cash (used in) financing activities for the six months ended April 30, 2013 was $(4.4) million compared to $(3.9) million during the same period in 2012. In 2012, the net cash used in financing activities primarily related to scheduled payments of long term debt and a reduction in negative book cash balances. In 2013, the net cash used in financing activities primarily related to payments made on Bullet Loan A resulting from certain assets sales as well as scheduled payments of long term debt.

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

Net cash provided by operating activities of discontinued operations were $0.1 million, and $1.1 million in 2013 and 2012. The decrease in cash from operating activities was primarily attributable to higher operating losses in 2013 when compared to 2012 and timing changes from assets and liabilities being higher in 2012.

Net cash provided by (used in) investing activities of discontinued operations were $0.4 million and $(0.1) million in 2013 and 2012. In 2013, the Company sold certain assets at its Donihe division for approximately $0.4 million which were used to pay debt. In 2012, the Company utilized cash in investing activities for the purchase of equipment.

Net cash (used in) financing activities of discontinued operations was $(0.4) million and $0 for 2013 and 2012. The net cash used in financing activities represented debt payments from the sale of various assets of Donihe in 2013.

Liquidity and Capital Resources

The Company incurred substantial indebtedness as a result of the acquisition of The Herald-Dispatch in September of 2007. The country entered a recession in December of 2007 and the residual effects of the recession have continued within the newspaper and printing segments of the Company. The debt was structured as a cash flow credit, which typically indicates that the primary repayment source for debt will be income from operations in lieu of a collateral based loan. The Company has continued to service its debt and has made every scheduled payment of principal and interest, including during various periods, default interest. The Company achieved its transaction oriented Bullet Note A payment due March 31, 2013 of $2.1 million by the secured lenders utilizing the Company's available cash and modifying compensating balance requirements and borrowing base reserve requirements in lieu of a transaction oriented payment. In addition, the Company has paid substantial sums for fees to the secured lenders as well as to various advisors pursuant to applicable credit and credit related agreements. The Company has paid approximately $52.1 million in principal through April 30, 2013. Thus, the Company has demonstrated the ability to generate cash flow and has continued to service its debt commitments under the most difficult conditions in recent history.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

The Company is currently operating under the provisions of  the May 2013 Forbearance Agreement effective May 31, 2013 which expires September 30, 2013. The May 2013 Forbearance Agreement requires the Company to achieve a multitude of targeted goals and covenants to remain in compliance. Many of these requirements are beyond the control of the Company although at the date of the agreement, the Company determined there was at least a reasonable possibility of achieving compliance through the September 30, 2013 contractual maturity date. The Company is also required, under the terms of the May 2013 Forbearance Agreement, to comply with financial covenants, which are non-GAAP financial measures. As a result of our current credit situation there is significant uncertainty about our ability to operate as a going concern. In recent years, the Company has continued to operate for extended periods both in default and under forbearance agreements as it navigates its way through the continued challenges and residual effects of the global economic crisis. The Company believes that there has been a fundamental shift in the way in which financial institutions, in general, evaluate cash flow credits and that the amount of leverage in which the financial institutions are willing to lend has decreased generally over the last several years. In addition, two of the Company’s operating segments, specifically the printing and newspaper segments, have declined both internally and on a macro basis both during the recession and post-recession. Therefore, even though the Company has reduced its borrowings in accordance with contractually scheduled amortizations, the secured lenders have expressed a desire to have lower leverage associated with various earnings measures related to funded indebtedness. Therefore, three primary dynamics have faced the Company: lower earnings, two operating segments that have faced secular hurdles and what the Company believes to be a changed credit culture regarding cash flow type loans.

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

In the event the Company’s secured lenders determine that they will not renew or extend the Company’s May 2013 Forbearance Agreement under terms that are mutually acceptable to the Lenders and the Company, then the secured lenders under the provisions of the May 2013 Forbearance Agreement would have the right to enforce their liens, which could result in a sale of the Company’s assets, including a liquidation or change in control of the Company. The Company believes that due to the fact that its operations and prospects are dependent in a large part on the continued efforts of Marshall T. Reynolds, a sale of such assets in whole or in part may not yield a full return of the debt principal to the secured lenders due to the cash flow nature of the loan from inception to date. The Company is working in good faith with its investment bankers to identify reasonably acceptable options and alternatives that include transaction alternatives, which would make reasonable sense for all parties. These alternatives include various restructuring initiatives including asset, segment, division and subsidiary sales as well as a sale of the Company in whole or in part, debt refinancing initiatives and other capitalization options. The Company currently believes there is a higher probability of certain asset sales occurring after April 30, 2013 based on the status of letters of interest and other discussions with various parties. If the secured lenders ultimately feel that they could maximize their returns by foreclosing on the Company’s assets, which the Company does not believe have adequate collateral coverage, then it would be the prerogative of the secured lenders to do so, in the event the Company is unable to identify an alternative financing source or other solution acceptable to the secured lenders, which may be challenging in the current economic climate. The Company issued to the secured lenders warrants to purchase common stock as a result of the Restated Credit Agreement and additional shareholder dilution is possible in the event the Company is able to identify a longer term financing solution with its current lenders or a new lender. The Company ultimately believes the best course of action is for the Company to continue to negotiate in good faith with the secured lenders and work with its external advisory group to define a path to deleverage the Company in a prudent, deliberate fashion while serving its core customer base and striving to the best of its ability to assure that all obligations are satisfied to both secured and unsecured creditors.

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
· The scheduled maturity of the Company’s Credit Facilities in September of 2013 or earlier if the Company is unable to maintain compliance with all covenants, some of which are beyond the control of the Company.

As of April 30, 2013, the Company had a $2.5 million book cash balance, compared with October 31, 2012 when the Company had a $1.8 million book cash balance. The availability of this cash was limited at April 30, 2013 due to $500,000 in compensating balance requirements and a component of this cash relates to various fiduciary taxes the Company will remit to various governmental agencies in accordance with applicable laws and regulations and consistent with past practice. The Company provides the Administrative Agent a consolidated weekly forecast of fiduciary taxes due. The working capital deficit as of October 31, 2012 was $(23.6) million, and $(24.2) million at April 30, 2013. The working capital deficit is primarily associated with contractual maturities of debt.

The Company had historically used cash generated from operating activities and debt to finance capital expenditures. Management plans to continue making required investments in equipment based on available liquidity. The Company has available a line of credit totaling up to $10.0 million ($8.8 million outstanding at April 30, 2013) which is subject to borrowing base limitations and reserves which may be initiated by the Administrative Agent for Lenders in its sole discretion and are subject to a minimum excess availability threshold as well as the provisions of the Restated Credit Agreement (See Note 5 of the Consolidated Financial Statements). For the foreseeable future, including through Fiscal 2013, the Company's ability to fund operations, meet debt service requirements and make planned capital expenditures is contingent on continued availability of the aforementioned credit facilities and the ability of the Company to complete a restructuring or refinancing of the existing debt. The Company does not currently believe it will generate sufficient cash flow from operations to meet both scheduled principal and interest payments and pay off the entire credit facility which matures in September 2013. The Company continues to have an ongoing dialogue with the Administrative Agent and the syndicate of banks with respect to its credit facilities. At April 30, 2013, a total of approximately $34.0 million of current debt and outstanding revolving line of credit borrowings and accrued deferred fees are subject to accelerated maturity in the event of default under the Restated Credit Agreement. The Company was not in compliance with certain applicable financial covenants at April 30, 2013. As a result of the Company's default under the Restated Credit Agreement, the Company entered into the May 2013 Forbearance Agreement.

The Company has engaged the investment banking group of Raymond James & Associates, Inc. (Raymond James) to assist it with a potential restructuring or refinancing of the existing debt and other potential transaction alternatives. The Company also engaged a Chief Restructuring Officer to work with the Company, Raymond James, the Administrative Agent and syndicate of banks to address various factors and initiatives as further defined in the May 2013 Forbearance Agreement, including the expiration of the Company's Credit Facilities in September of 2013. The Company continues to have an ongoing dialogue with the Administrative Agent and the syndicate of banks with respect to its credit facilities.

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

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

The May 2013 Forbearance Agreement requires the Company to:

(a)
Enter into various Designated Transactions referred to as Designated Transaction No. 1 and Designated Transaction No. 2 pursuant to applicable approvals from secured lenders regarding pricing or other actions, including letters of intent no later than June 14, 2013 setting forth the terms and conditions for Designated Transaction No. 1 that shall be satisfactory to the Required Lenders. Champion is also required to use its reasonable best efforts to enter into a letter of intent, no later than June 7, 2013, for Designated Transaction No. 2. There are also various targeted dates upon acceptance of applicable letters of intent for Designated Transactions which will result in various actions to be achieved by the applicable milestone dates or if not achieved may be considered an event of default.

(b)
Acknowledge in a writing, satisfactory to the Required Lenders, that approval of the Company’s shareholders shall not be required for Designated Transaction No. 1, whether considered separately or together with Designated Transaction No. 2.

(c)
The Company shall be subject to a minimum EBITDA covenant commencing with the month ended June 30, 2013 based on a buildup starting April 1, 2013 of $1,378,394 at June 30, 2013, $2,198,509 at July 31, 2013 and $2,506,722 at August 31, 2013

(d)
Continued retention of Timothy D. Boates, RAS Management Advisors, LLC as its Chief Restructuring Officer who shall continue to be subject to the sole authority, direction and control of the Company’s Board of Directors and to report directly to the Board.

(e)	Expenditure limitations as defined in CRO report and under direct control of the CRO.
(f)	The requirement of a general reserve of $1,000,000 in the definition of “Borrowing Base” in the Restated Credit Agreement shall be waived for the duration of the Forbearance Period.
(g)	Removal of requirement to maintain $750,000 concentration account minimum balances.
(h)
Temporary Overadvance on the borrowing base in an amount not to exceed $1,200,000 subject to the aggregate revolving credit commitment limit of $10,000,000. Overadvance shall be repaid upon receipt of project receivables and such repayment shall be a permanent reduction in the Temporary Overadvance. Such Overadvance shall be repaid in full upon the earliest Designated Transaction No.1 or Designated Transaction No.2 or September 30, 2013.

(i)	Excess availability threshold of $500,000.

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

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

The Company had borrowed under its $10.0 million line of credit approximately $8.8 million at April 30, 2013 which encompassed working capital requirements, refinancing of existing indebtedness prior to The Herald-Dispatch acquisition and to partially fund the purchase of The Herald-Dispatch. Pursuant to the terms of the Restated Credit Agreement, the Company's borrowing base certificate as submitted to the Administrative Agent reflected excess availability of $198,000 as of April 30, 2013 (the excess availability is subject to a $1,000,000 reserve and may be adjusted by the Administrative Agent and concurrent with the Bullet Note A payment in March 2013 was reduced to $0 and contractually removed pursuant to the terms of the May 2013 Forbearance Agreement). The May 2013 Forbearance Agreement also provides for an overadvance of up to $1.2 million and not to exceed aggregate revolving credit commitments of $10.0 million.

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

The Company believes there is no exposure reasonably possible for current legal proceedings as of April 30, 2013. The Company expenses legal fees as incurred and therefore the Company may incur legal fees to defend itself in the future and these fees may be material to the Company’s Consolidated Financial Statements in a particular period.

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
.
In April 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements: Topic Liquidation Basis of Accounting “(“ASU 2013-07”). ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Company beginning on November 1, 2014. The Company expects that the adoption of ASU 2013-07 will not have a material impact on its financial statements or disclosure.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first six months of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CHAMPION INDUSTRIES, INC.

Date: June 14, 2013	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: June 14, 2013	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer