Form 10-Q
period 2013-07-31
CHAMPION INDUSTRIES INC
filed 2013-09-13
CIK 19149

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____No  ✓.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common stock, $1.00 par value per share	11,299,528 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	July 31,	October 31,
	2013 (Unaudited)	2012
Current assets:
Cash and cash equivalents	$-	$1,844,797
Accounts receivable, net of allowance of $800,000 and $1,013,000	9,297,924	10,229,562
Inventories	5,328,732	5,764,803
Other current assets	454,873	370,103
Current portion assets held for sale/discontinued operations (see Note 12)	520,912	14,894,820
Total current assets	15,602,441	33,104,085

Property and equipment, at cost:
Land	1,254,195	1,254,195
Buildings and improvements	5,310,422	5,263,187
Machinery and equipment	34,288,794	36,983,005
Equipment under capital lease	72,528	72,528
Furniture and fixtures	3,653,048	3,716,457
Vehicles	2,501,915	2,827,620
	47,080,902	50,116,992
Less accumulated depreciation	(38,810,816)	(40,559,463)
	8,270,086	9,557,529

Goodwill	1,230,485	3,457,322
Deferred financing costs	-	324,692
Other intangibles, net of accumulated amortization	1,343,148	1,447,848
Other assets	73,070	75,115
	2,646,703	5,304,977
Total assets	$26,519,230	$47,966,591

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	July 31,	October 31,
	2013 (Unaudited)	2012
Current liabilities:
Negative book cash balances	$175,402	$-
Notes payable, line of credit (see Note 5)	6,231,830	7,001,730
Accounts payable	4,660,962	3,123,544
Deferred revenue	95,738	105,240
Accrued payroll and commissions	673,182	1,023,827
Taxes accrued and withheld	794,145	833,969
Accrued expenses	2,211,244	2,158,613
Current portion liabilities held for sale/discontinued operations (see Note 5 and Note 12)	520,912	15,117,257
Debt discount (see Note 5)	-	(1,287,527)
Notes payable (see Note 5)	15,331,492	18,600,352
Capital lease obligations (see Note 5)	13,612	13,014
Total current liabilities	30,708,519	46,690,019
Long-term debt, net of current portion:
Notes payable - related party (see Note 5)	2,500,000	2,500,000
Notes payable (see Note 5)	97,758	99,291
Capital lease obligations (see Note 5)	46,095	52,705
Other liabilities	600	1,950
Total liabilities	33,352,972	49,343,965

Shareholders’ (deficit):
Common stock, $1 par value, 20,000,000 Class A voting shares authorized; 11,299,528 shares issued and outstanding	11,299,528	11,299,528
Common Stock, Class B nonvoting stock, $1 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Additional paid-in capital	23,874,377	23,874,377
Retained deficit	(42,007,647)	(36,551,279)
Total shareholders’ (deficit)	(6,833,742)	(1,377,374)
Total liabilities and shareholders’ (deficit)	$26,519,230	$47,966,591

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,

	2013	2012	2013	2012
Revenues:
Printing	$9,901,791	$12,508,775	$32,214,659	$40,322,792
Office products and office furniture	8,065,498	9,814,219	22,299,089	27,131,439
Total revenues	17,967,289	22,322,994	54,513,748	67,454,231

Cost of sales:
Printing	7,247,499	9,532,652	23,654,988	29,645,016
Office products and office furniture	6,021,154	7,326,952	15,771,459	19,457,407
Total cost of sales	13,268,653	16,859,604	39,426,447	49,102,423
Gross profit	4,698,636	5,463,390	15,087,301	18,351,808

D Selling, general, & administrative expenses	4,956,866	5,728,802	14,702,664	17,963,806
Asset impairments/restructuring charges	43,848	273,892	2,270,685	273,892
(Loss) income from operations	(302,078)	(539,304)	(1,886,048)	114,110

Other income (expenses):
Interest expense - related party	(20,764)	(16,611)	(61,615)	(39,000)
Interest expense	(1,142,212)	(946,185)	(3,742,989)	(2,254,555)
Other	17,188	(10,933)	38,182	21,186
	(1,145,788)	(973,729)	(3,766,422)	(2,272,369)

(Loss) from continuing operations before income taxes	(1,447,866)	(1,513,033)	(5,652,470)	(2,158,259)
Income tax benefit (expense)	141,532	-	101,189	(11,727,095)
Net (loss) from continuing operations	(1,306,334)	(1,513,033)	(5,551,281)	(13,885,354)
Net income (loss) from discontinued operations	216,460	920,073	94,913	(7,810,047)
Net (loss)	(1,089,874)	(592,960)	(5,456,368)	(21,695,401)
Other comprehensive income (loss)	-	-	-	-
Comprehensive (loss)	$(1,089,874)	$(592,960)	$(5,456,368)	$(21,695,401)

(Loss) Earnings per share
Basic and diluted (loss) from continuing operations	$(0.12)	$(0.13)	$(0.49)	$(1.23)
Basic and diluted income (loss) from discontinued operations	0.02	0.08	0.01	(0.69)
Total (loss) per common share	$(0.10)	$(0.05)	$(0.48)	$(1.92)

Weighted average shares outstanding:
Basic and diluted	11,300,000	11,300,000	11,300,000	11,300,000

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,

	2013	2012
Cash flows from operating activities:
Net (loss)	$(5,456,368)	$(21,695,401)
Income (loss) from discontinued operations	94,913	(7,810,047)
(Loss) from continuing operations	(5,551,281)	(13,885,354)
Adjustments to reconcile net (loss) to cash provided by operating activities:
Depreciation and amortization	1,639,075	1,976,752
(Gain) loss on sale of assets	(37,222)	12,839
Allowance for doubtful accounts	(42,298)	707,017
Deferred financing costs / debt discount	1,612,223	397,477
Accrued deferred fee	795,404	-
Deferred income tax	-	11,758,267
Restructuring charges	43,848	48,038
Goodwill impairment	2,226,837	-
Asset impairment	-	225,854
Changes in assets and liabilities:
Accounts receivable	973,936	1,358,559
Inventories	436,071	310,802
Other current assets	(84,770)	78,411
Accounts payable	1,493,570	(244,793)
Deferred revenue	(9,502)	7,644
Accrued payroll and commissions	(350,645)	(149,048)
Taxes accrued and withheld	(39,824)	218,832
Accrued income taxes	-	9,293
Accrued expenses	52,631	54,629
Other liabilities	(1,350)	(1,350)
Net cash provided by operating activities - continuing operations	3,156,703	2,883,869
Net cash provided by operating activities - discontinued operations	397,800	2,695,837
	3,554,503	5,579,706

Cash flows from investing activities:
Purchases of property and equipment	(350,158)	(480,612)
Proceeds from sales of fixed assets	140,448	166,578
Proceeds from assets held for sale	816,667	-
Change in other assets	2,046	(50,444)
Net cash provided by (used in) investing activities - continuing operations	609,003	(364,478)
Net cash provided by investing activities - discontinued operations	11,031,646	2,972,023
	11,640,649	2,607,545

Cash flows from financing activities:
Borrowings on line of credit	7,040,500	11,531,004
Payments on line of credit	(6,270,600)	(11,531,004)
Proceeds from term debt	246,432	65,915
Principal payments on term debt	(7,186,872)	(4,412,337)
Financing costs paid	-	(122,042)
Change in negative book cash	175,402	(618,787)
Net cash (used in) financing activities - continuing operations	(5,995,138)	(5,087,251)
Net cash (used in) financing activities - discontinued operations	(11,044,811)	(3,100,000)
	(17,039,949)	(8,187,251)

Net decrease in cash and cash equivalents	(1,844,797)	-
Cash and cash equivalents at beginning of period	1,844,797	-
Cash and cash equivalents at end of period	$-	$-

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

Reclassifications and Revisions: Certain prior-year amounts have been reclassified to conform to the current year financial statement presentation. The Company's operations comprising its former Consolidated Graphic Communications division, Donihe Graphics division, Blue Ridge Printing division and the Herald-Dispatch Newspaper segment were classified as discontinued operations in the consolidated statements of operations for all periods presented.

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

In September 2011, the FASB issued ASU 2011-08 “Intangibles-Goodwill and Other: Testing Goodwill for Impairment” which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. We adopted the new guidance, but it will not affect our annual goodwill impairment testing which is performed during the fourth quarter, and the adoption of the new guidance is not expected to impact our financial position, results of operations, comprehensive income or cash flows, other than related disclosures.

In July 2012, the FASB issued ASU 2012-02 “Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment” which provides an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. We adopted the new guidance, but it will not affect our annual intangible asset impairment testing which is performed during the fourth quarter, and the adoption of the new guidance is not expected to impact our financial position, results of operations, comprehensive income or cash flows, other than related disclosures.

Recently Issued Accounting Standards

Effective July 1, 2009, changes to the ASC are communicated through an ASU. The FASB has issued ASU’s 2009-01 through 2013-11 as of July 31, 2013. We have reviewed each ASU and determined that each ASU applicable to us will not have a material impact on our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures to the extent applicable.

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

In April 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements: Topic Liquidation Basis of Accounting “ (“ASU 2013-07”). ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Company beginning on November 1, 2014. The Company expects that the adoption of ASU 2013-07 will not have a material impact on its financial statements or disclosure.

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 provides that an unrecognized tax benefit, or portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose then the unrecognized tax benefit should be presented as a liability. ASU 2013-11 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. The Company expects that the adoption of ASU 2013-11 will not have a material impact on its financial statements or disclosure.

2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options and warrants. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants using the treasury stock method. There was no dilutive effect for the nine months ended July 31, 2013 and 2012.

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

Inventories consisted of the following:
	July 31, 2013	October 31, 2012
Printing:
Raw materials	$1,472,890	$1,662,766
Work in process	860,048	798,242
Finished goods	1,198,678	1,383,094
Office products and office furniture	1,797,116	1,920,701
	$5,328,732	$5,764,803

5. Long-Term Debt

Long-term debt consisted of the following:

	July 31,	October 31,
	2013	2012
Installment notes payable to banks and Lessor, due in monthly installments plus interest at rates approximating the bank’s prime rate or the prime rate subject to various floors maturing in various periods ranging from November 2012 - July 2015, collateralized by equipment and vehicles (0% interest on Lessor note) (see Note 10)	$366,205	$677,167
Notes payable to shareholders. The shareholder note of $2.5 million plus all accrued interest is due in one balloon payment in September 2014. Interest is at the prime rate (3.25% at July 31, 2013 and October 31, 2012)	2,500,000	2,500,000
Term loan A with a syndicate of banks, due in monthly installments of $238,000 plus interest payments equal to LIBOR plus the applicable margin (currently 8%) maturing September 30, 2013, collateralized by substantially all of the assets of the Company.	8,407,288	19,762,000
Term loan B with a syndicate of banks, due September 30, 2013, interest (deferred fee) at a rate of 16%, with aggregate unpaid deferred fee itself bearing interest collateralized by substantially all of the assets of the Company	6,277,744	6,277,744
Bullet loan A with a syndicate of Banks, due in installments of $1.9 million on or before December 31, 2012 and $2.1 million on or before March 31, 2013 with interest at LIBOR plus the applicable margin (currently 8%), collateralized by substantially all of the assets of the Company.	-	3,350,000
Revolving line of credit loan facility with a syndicate of banks, interest payments based on LIBOR plus the applicable margin (currently 6%) maturing September 30, 2013, collateralized by substantially all of the assets of the Company.	6,231,830	8,425,496
Accrued Deferred fee (interest) Term loan B, Due September 30, 2013	826,575	31,171
Capital lease obligation for printing equipment at an imputed interest rate of 6.02% per annum	59,707	65,719
Unamortized debt discount	-	(1,287,527)
	24,669,349	39,801,770
Less current portion revolving line of credit	6,231,830	8,425,496
Less current portion long-term debt	15,780,054	29,998,791
Less current portion obligation under capital lease	13,612	13,014
Less debt discount	-	(1,287,527)
Long-term debt, net of current portion and revolving line of credit, capital lease obligation and notes payable to related party	$2,643,853	$2,651,996

Continuing operations:
Long-term debt, net of current portion and revolving line credit	$97,758	$99,291
Long-term capital lease obligation	46,095	52,705
Current portion of long-term debt and revolving line of credit	21,563,322	25,602,082
Long-term notes payable to related party	2,500,000	2,500,000
Current portion of capital lease obligation	13,612	13,014
Debt Discount	-	(1,287,527)
Total debt from continuing operations	24,220,787	26,979,565
Liabilities held for sale/discontinued operations - debt	448,562	12,822,205
Total indebtedness	$24,669,349	$39,801,770

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company has determined in accordance with applicable provisions of GAAP that indebtedness that is required to be repaid as a result of a disposal transaction should be allocated to discontinued operations. The specific allocation of sale proceeds would typically be allocated at the discretion of the Administrative Agent for the Company's Secured Lenders between the revolving credit facility and term debt. The proceeds from assets held for sale are required to be remitted to the Administrative Agent for the extinguishment of debt. Therefore, the debt allocated to liabilities held for sale/discontinued operations reflects actual or estimated debt pay downs based on either proceeds received or the carrying amount of the related assets held for sale, net of associated liabilities held for sale prior to debt allocated to liabilities held for sale/discontinued operations. The Company utilized estimated, or if available, actual debt payments required to be made associated with the held for sale/discontinued operations classification. The prior period amounts were equivalent to the allocations or payments in the applicable period.

Maturities of long-term debt, capital lease obligations and revolving line of credit from continuing and discontinued operations for each of the next five years beginning August 1, 2013:

2013	$22,025,496
2014	2,612,209
2015	15,343
2016	16,301
2017	-
$24,669,349

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Debt 2013:

Effective May 31, 2013 the Company began operating under a First Limited Forbearance and Waiver Agreement and First Amendment to Amended and Restated Credit Agreement (the “May 2013 Forbearance Agreement”) as amended on August 28, 2013 as further discussed herein. The following is a sequential summary of the various debt actions in 2013:

The Company operated under the provisions of the Restated Credit Agreement until the event of default notice received on March 25, 2013. Since that date the Company operated under an event of default pursuant to two default notifications defined herein.

The Company received a notice of default on March 25, 2013 in a letter dated March 22, 2013, which was reported pursuant to item 2.04 of Form 8-K filed March 26, 2013. This notice of default advised that the Administrative Agent had not waived any event of default and the Lender Parties expressly reserve all rights and remedies available to them under the Restated Credit Agreement.

The Company received a notice of default on April 30, 2013 in a letter dated April 25, 2013, which was reported pursuant to item 2.04 of Form 8-K filed May 3, 2013. This notice of default advised that the Administrative Agent had not waived any event of default and the Lender Parties expressly reserved all rights and remedies available to them under the Restated Credit Agreement.

The Notices of Default and Reservation of Rights specifically advised that Events of Default have occurred and continue to exist for the Company under Section 7.1(b) of the Credit Agreement by reason of: (a) Borrower's noncompliance with the minimum EBITDA covenant, set forth in Section 6.20(d) of the Credit Agreement, for the Test Periods ended February 28 and March 31, 2013 and for the Notices of Default filed May 3, 2013 (b) the Company's failure to perform the covenant set forth in Section 6.31(d) of the Credit Agreement (failure to complete, no later than March 31, 2013, the Designated Transaction).

On May 31, 2013, the Administrative Agent, the Lenders, all of its subsidiaries and Marshall T. Reynolds entered into the May 2013 Forbearance Agreement which provides, among other things, that during a forbearance period commencing on May 31, 2013, and ending on September 30, 2013 (unless terminated sooner by default of the Company under the May 2013 Forbearance Agreement), the Lenders were willing to temporarily forbear exercising certain rights and remedies available to them, including acceleration of the obligations or enforcement of any of the liens provided for in the Restated Credit Agreement. The Company acknowledged in the May 2013 Forbearance Agreement that as a result of the existing defaults, the Lenders are entitled to decline to provide further credit to the Company, to terminate their loan commitments, to accelerate the outstanding loans, and to enforce their liens.

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

On August 28, 2013, the Administrative Agent, the Lenders, all of its subsidiaries and Marshall T. Reynolds entered into a First Limited Forbearance and Waiver Agreement and Second Amendment to Amended and Restated Credit Agreement (“August 2013 Forbearance Amendment”). This Agreement decreased the Revolving Credit Commitments from $10,000,000 in the aggregate to $8,000,000 in the aggregate, modified certain financial covenants and provided the consent to the sale of certain assets.

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

On December 28, 2011, the Administrative Agent, the Lenders, the Company, all of its subsidiaries and Marshall T. Reynolds entered into a Limited Forbearance Agreement and Third Amendment to Credit Agreement (the "Limited Forbearance Agreement") which provided, among other things, that during a forbearance period commencing on December 28, 2011, and ending on April 30, 2012 (unless terminated sooner by default of the Company under the Limited Forbearance Agreement or Credit Agreement), the Lenders were willing to temporarily forbear exercising certain rights and remedies available to them, including acceleration of the obligations or enforcement of any of the liens provided for in the Credit Agreement. The Company acknowledged in the Limited Forbearance Agreement that as a result of the existing defaults, the Lenders were entitled to decline to provide further credit to the Company, to terminate their loan commitments, to accelerate the outstanding loans, and to enforce their liens.

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
•
$0.001 per share warrants issued for up to 30% (on a post-exercise basis) of the outstanding common stock of the Company in the form of non-voting Class B common stock and associated Investor Rights Agreement for the benefits of the Lenders, subject to shareholder approval. The Company had various milestone dates, which may have reduced the number of warrants outstanding upon satisfaction of certain conditions. None of the milestones were met. The warrants expire after October 19, 2017.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Other debt provisions:

The Company is required to make certain mandatory payments on its credit facilities related to (1) net proceeds received from a loss subject to applicable thresholds, (2) equity proceeds and (3) effective January 31, 2009, and continuing each year thereafter under the terms of the agreement the Company is required to prepay its credit facilities by 75% of excess cash flow for its most recently completed fiscal year. The excess cash flow for purposes of this calculation is defined as the difference (if any) between (a) EBITDA for such period and (b) federal, state and local income taxes paid in cash during such period plus capital expenditures during such period not financed with indebtedness plus interest expense paid in cash during such period plus the aggregate amount of scheduled payments made by the Company and its Subsidiaries during such period in respect of all principal on all indebtedness (whether at maturity, as a result of mandatory sinking fund redemption, or otherwise), plus restricted payments paid in cash by the Company during such period in compliance with the Credit Agreement. Pursuant to the terms of the Limited Forbearance Agreement, there would be no excess cash flow payment due based on the contractual provisions regarding the application of cash collateral. The Company had no balance due under its prepayment obligation for fiscal 2011 and 2012 that would have been payable January 2012 and 2013 pursuant to the applicable calculations of the applicable credit agreements. The Company was required to maintain a minimum of $750,000 of compensating balances with the Administrative Agent under the terms of its Credit Agreement prior to the May 2013 Forbearance Agreement.

The prime rate was the primary interest rate on the above loans prior to September 14, 2007. After this date, the primary interest rate consisted primarily of LIBOR 30-day, 60-day and 90-day rates plus the applicable margin (effective with the Second Amendment, the primary interest rate was LIBOR 30-day and 60-day rates plus the applicable margin) (after the Restated Credit Agreement effective date, the primary interest rate was LIBOR plus the applicable margin). Prime rate approximated 3.25% at July 31, 2013 and 2012, while the LIBOR rate approximated 0.12% at July 31, 2013 and the 30-day LIBOR rate approximated 0.25% at July 31, 2012. The Company had accrued interest of approximately $208,000 and $129,000 at  July 31, 2013 and October 31, 2012 recorded as accrued expenses on the balance sheet. Deferred financing costs and debt discount are amortized under the interest method over the life of the related credit facilities and are reported as part of interest expense. In 2013 and 2012, $1,612,000 and $397,000 of debt discount and/or deferred financing costs were included as interest expense. In addition, certain period costs associated with these credit facilities are recorded as a component of interest including administrative agent fees and costs. The Company is amortizing under the interest method the debt discount associated with the issuance of warrants as well as lender fees and other costs associated with the Restated Credit Agreement.

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

The Company achieved its first Bullet payment threshold as required prior to December 31, 2012 in the amount of $1.9 million of which $650,000 was paid prior to October 31, 2012. The Company's secured lenders utilized the Company's liquidity and coupled with a temporary release of certain compensating balance requirements and borrowing base reserves, the $2.1 million Bullet payment due March 31, 2013 was achieved.

Status of Debt Refinancing and Liquidity:

Due in part to the reasonable possibility of a default by the Company prior to and at the contractual maturity of its Restated Credit Agreement and the May 2013 Forbearance Agreement and the Company's inability to achieve a longer term financing solution, which was contemplated upon the commencement of the Limited Forbearance Agreement, there is significant uncertainty about our ability to operate as a going concern.

As a result of the Company’s current credit situation and the challenges within the economic climate faced by the Company, the Company faces substantial liquidity challenges for fiscal 2013 and beyond, including the maturity on September 30, 2013 of substantially all of the Company's non-shareholder related interest bearing debt. The Company named Timothy D. Boates of RAS Management Advisors, LLC ("RAS") to serve as Chief Restructuring Officer to assist the Company in dealing with its restructuring process. Mr. Boates’s responsibilities include directing the management of the Company’s operations, evaluation of the Company’s cash and liquidity requirements, directing the efforts of Company’s management and employees in connection with any sale or restructuring initiatives, directing negotiations with and reporting to the Company’s significant creditors, directing all cash management matters and assisting in the development and implementation of a plan of reorganization, if appropriate. Mr. Boates will have full responsibility for all of the Company’s operations, including but not limited to day to day management, and will report directly to the Company’s board of directors. The Company has continued to engage the investment banking group of Raymond James & Associates, Inc. (Raymond James) to assist it with a potential restructuring or refinancing of the existing debt and other potential transaction alternatives. The Company continues to have an ongoing dialogue with the Administrative Agent and the syndicate of banks with respect to its credit facilities and with other parties concerning a potential refinancing.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company determined in the second quarter of 2012 that, primarily as a result of its inability to enter into an amended credit facility upon the expiration of the Limited Forbearance Agreement on April 30, 2012, as well as the potential for a substantial increase in interest rates and fees coupled with the uncertainty regarding future interest rate increases that the secured lenders may impose on the Company that a full valuation allowance of the Company's deferred tax assets, net of deferred tax liabilities, is necessary to measure the portion of the deferred tax asset that more likely than not will not be realized. As a result of the Restated Credit Agreement entered into on October 19, 2012, the Company reassessed its valuation allowance and determined that due to the relative short term maturity of the Restated Credit Agreement, coupled with the increase in interest rates, a full valuation was warranted at July 31, 2013 and October 31, 2012. The subsequent default under the Restated Credit Agreement and entry into the associated May 2013 Forbearance Agreement and the short term nature of the May 2013 Forbearance Agreement was not deemed to be of a sufficient time period to warrant a modification regarding the full valuation allowance. The Company currently intends to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence related to our sources of future taxable income exists and the Company is better able to identify a longer term solution to our current credit situation with our secured lenders. Therefore, the amount of deferred tax asset considered realizable could be adjusted in future periods based on a multitude of factors, including but not limited to a refinancing of the Company’s existing credit agreement with its secured lenders, and such adjustments may be material to the Consolidated Financial Statements.

The Company’s effective tax benefit from continuing operations for the three and nine months ended July 31, 2013 was 9.8% and 1.8 % compared to an effective tax rate of 0.0% and a negative (543.4)% for the three and nine months ended July 31, 2012. The primary difference in tax rates between 2013 and 2012 and for 2012 between the effective tax rate and the statutory tax rate is a result of the valuation allowance taken against our deferred tax assets in the second quarter of 2012 in the amount of $15.2 million. The income tax expense for 2012 was reflective of current period deferred tax benefit. The third quarter 2012 tax rate is zero due to full year losses in each component (continuing operations and discontinued operations) and the total year income tax provision of zero excluding the impact of valuation allowances, net of deferred tax benefit recorded in the second quarter of 2012 to continuing operations in accordance with intraperiod tax allocation standards. The 2013 tax rate was impacted by a tax benefit from continuing operations resulting from interim implications of intraperiod tax allocations for discontinued operations when there is a loss from continuing operations to maintain financial statement neutrality and to recognize the tax components between continuing operations and discontinued operations on a discrete basis. The Company intends to maintain a full valuation allowance for deferred tax assets as further described herein. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

7. Commitments and Contingencies

The nature of The Company’s business results in a certain amount of claims, litigation, investigations, and other legal and administrative claims and proceedings, all of which are considered incidental to the normal conduct of business. When the Company determines it has meritorious defenses to the claims asserted, it vigorously defends itself. The Company will consider settlement of cases when, in Management’s judgment, it is in the best interests of both the Company and its shareholders to do so.

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

In certain cases, exposure to loss may exist in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management does not currently believe there are any reasonably possible losses, in excess of amounts accrued, for current legal proceedings not covered by insurance at July 31, 2013. Any estimate involves significant judgment, given the varying stages of the proceedings (including cases in preliminary stages), as well as numerous unresolved issues that may impact the outcome of a proceeding. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate. The current loss estimate excludes legal and professional fees associated with defending such proceedings. These fees are expensed as incurred and may be material to the Company's Consolidated Financial Statements in a particular period.

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

As of July 31, 2013 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2013	2014	2015	2016	2017	Residual	Total

Non-cancelable operating leases	$216,203	$553,404	$162,975	$157,217	$97,307	$-	$1,187,106

Revolving line of credit	6,231,830	-	-	-	-	-	6,231,830

Term debt	15,589,751	223,765	64,296	-	-	-	15,877,812

Obligations under capital lease	3,327	13,817	15,932	15,652	10,979	-	59,707

Notes payable - related party	-	2,500,000	-	-	-	-	2,500,000

	$22,041,111	$3,290,986	$243,203	$172,869	$108,286	$-	$25,856,455

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

Our Financial Reporting systems present various data, which is used to operate and measure our operating performance. Our chief operating decision maker utilizes various measures of a segment’s profit or loss including historical internal reporting measures and reporting measures based on product lines with operating income (loss) as the key profitability measure within the segment. Product line reporting is the basis for the organization of our segments and is the most consistent measure used by the chief operating decision maker and conforms with the use of segment operating income or (loss) that is the most consistent with those used in measuring like amounts in the Consolidated Financial Statements. During the third quarter of 2012, the Company realigned personnel and divisional responsibilities between the printing segment and office products and office furniture segments primarily in one location, resulting in additional SG&A costs of approximately $0.1 million and $0.1 million being allocated to the office products and office furniture segment for the third quarter of 2013 and 2012 and $0.3 million and $0.1 million for the nine months ended July 31, 2013 and 2012 which were previously a component of the printing segment.

The identifiable assets are reflective of non-GAAP assets reported on the Company's internal balance sheets and are typically adjusted for negative book cash balances, taxes and other items excluded for segment reporting including cash which has not been allocated to segments. The assets are classified based on the primary functional segment category as reported on the internal balance sheets. Therefore the actual segment assets may not directly correspond with the segment operating (loss) income reported herein. The Company has certain assets classified as held for sale/discontinued operations representing $520,912 at July 31, 2013 and has adjusted July 31, 2012 identifiable assets to reflect certain assets subsequently determined to be assets held for sale /discontinued operations of $17,306,493 at July 31, 2012. The entire newspaper segment was sold in July of 2013. The assets classified as held for sale /discontinued operations were part of the printing segment and newspaper segment prior to the reclassification as assets held for sale/discontinued operations for the applicable periods. The total assets reported on the Company's balance sheets as of July 31, 2013 and 2012 are $26,519,230 and $51,217,399. The identifiable assets reported below represent $25,998,318 and $33,910,906 at July 31, 2013 and 2012.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The table below presents information about reported segments for the three and nine months ended July 31:

2013 Quarter 3	Printing	Office Products & Furniture	Total

Revenues	$10,435,991	$9,064,858	$19,500,849
Elimination of intersegment revenue	(534,200)	(999,360)	(1,533,560)
Consolidated revenues	$9,901,791	$8,065,498	$17,967,289

Operating (loss) income	(400,441)	98,363	(302,078)
Depreciation & amortization	492,794	52,350	545,144
Capital expenditures	60,093	-	60,093
Identifiable assets	18,819,212	7,179,106	25,998,318
Goodwill	-	1,230,485	1,230,485

2012 Quarter 3	Printing	Office Products & Furniture	Total

Revenues	$13,816,689	$11,147,025	$24,963,714
Elimination of intersegment revenue	(1,307,914)	(1,332,806)	(2,640,720)
Consolidated revenues	$12,508,775	$9,814,219	$22,322,994

Operating (loss) income	(844,985)	305,681	(539,304)
Depreciation & amortization	603,694	55,378	659,072
Capital expenditures	116,586	9,201	125,787
Identifiable assets	26,298,068	7,612,838	33,910,906
Goodwill	2,226,837	1,230,485	3,457,322

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

2013 Year to Date	Printing	Office Products & Furniture	Total

Revenues	$34,472,541	$26,006,874	$60,479,415
Elimination of intersegment revenue	(2,257,882)	(3,707,785)	(5,965,667)
Consolidated revenues	$32,214,659	$22,299,089	$54,513,748

Operating (loss) income	(2,488,542)	602,494	(1,886,048)
Depreciation & amortization	1,476,625	162,450	1,639,075
Capital expenditures	348,675	1,483	350,158
Identifiable assets	18,819,212	7,179,106	25,998,318
Goodwill	-	1,230,485	1,230,485

2012 Year to Date	Printing	Office Products & Furniture	Total

Revenues	$43,673,027	$31,441,048	$75,114,075
Elimination of intersegment revenue	(3,350,235)	(4,309,609)	(7,659,844)
Consolidated revenues	$40,322,792	$27,131,439	$67,454,231

Operating income (loss)	(1,481,809)	1,595,919	114,110
Depreciation & amortization	1,826,113	150,639	1,976,752
Capital expenditures	437,590	43,022	480,612
Identifiable assets	26,298,068	7,612,838	33,910,906
Goodwill	2,226,837	1,230,485	3,457,322

A reconciliation of total segment revenues and of total segment operating (loss) income to consolidated (loss) before income taxes, for the three and nine months ended July 31, 2013 and 2012, is as follows:

	Three months				Nine months
	2013		2012		2013		2012
Revenue:
Total segment revenues	$19,500,849		$24,963,714		$60,479,415		$75,114,075
Elimination of intersegment revenue	(1,533,560)		(2,640,720)		(5,965,667)		(7,659,844)
Consolidated revenue	$17,967,289		$22,322,994		$54,513,748		$67,454,231

Operating (loss) income:
Total segment operating (loss) income	$(302,078	) $	(539,304	) $	(1,886,048	) $	114,110
Interest expense - related party	(20,764)		(16,611)		(61,615)		(39,000)
Interest expense	(1,142,212)		(946,185)		(3,742,989)		(2,254,555)
Other (expense) income	17,188		(10,933)		38,182		21,186
Consolidated (loss) before income taxes	$(1,447,866	) $	(1,513,033	) $	(5,652,470	) $	(2,158,259)

Identifiable assets:
Total segment identifiable assets	$25,998,318		$33,910,906		$25,998,318		$33,910,906
Assets not allocated to a segment	520,912		17,306,493		520,912		17,306,493
Total consolidated assets	$26,519,230		$51,217,399		$26,519,230		$51,217,399

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

In fiscal 2010 and 2011, the Company recorded charges related to a restructuring and profitability enhancement plan. This plan was implemented to effectuate certain key initiatives and was an integral component of the Second Amendment and Waiver to the Credit Agreement among the Company, Fifth Third Bank, as Lender, L/C Issuer and Administrative Agent for Lenders and other Lenders dated March 31, 2010 (the "Second Amendment"). These actions were taken to comply with the provisions and targeted covenants of the Second Amendment and to address the impact of the global economic crisis on the Company. The Company may incur additional costs in future periods to address the ongoing and fluid nature of the economic crisis, and may incur costs pursuant to certain initiatives being reviewed in accordance with the provisions of the Restated Credit Agreement and May 2013 Forbearance Agreement. The Company incurred costs in 2012 and 2013 related to the consolidation of the Company's commercial printing production operation in Cincinnati, Ohio into existing Company facilities in other locations. In 2013, the Company also incurred costs associated with personnel of approximately $55,000 and inventory costs of approximately $153,000, associated primarily with the sale of substantially all of the property, plant and equipment of the Donihe Graphics subsidiary in Kingsport, Tennessee. These costs associated with Donihe are reflected as a component of discontinued operations. The amount of future charges not discussed herein is currently not estimable by the Company.

The Company's restructuring plans were implemented to address several key initiatives, including streamlining production and administrative operations and headcount reductions. The aggregate pre-tax charge resulting from these actions was $2.5 million. The charges were comprised of $1.7 million associated with excess facility and maintenance costs, primarily related to operating leases, inventory related costs of $200,000 and costs associated with streamlining production and personnel related separation costs of $613,000. The costs associated with the restructuring and profitability enhancement plan are primarily recorded in the restructuring charges line item as part of operating income. Inventory is recorded as a component of cost of sales.

The following information summarizes the costs incurred with respect to restructuring, integration and asset impairment charges during the three and nine months ended July 31, 2013 and 2012, as well as the cumulative total of such costs representing fiscal 2011, fiscal 2012, and the first three quarters of fiscal 2013 to the extent applicable, such costs are included as a component of the printing segment:

	Three Months Ended July 31, 2013	Three Months Ended July 31, 2012	Nine Months Ended July 31, 2013	Nine Months Ended July 31, 2012	Cumulative Total
Occupancy and equipment related costs	$43,848	$-	$43,848	$-	$1,662,813
Costs incurred to streamline production, personnel and other	-	48,038	-	48,038	612,764
Inventory	-	-	-	-	200,380
Total	$43,848	$48,038	$43,848	$48,038	$2,475,957

The activity pertaining to the Company’s accruals related to restructuring and other charges since October 31, 2012, including additions and payments made are summarized below:

	Occupancy and equipment related costs	Costs incurred to streamline production, personnel and other	Total

Balance at October 31, 2012	$241,821	$-	$241,821
2013 expenses	43,848	-	43,848
Paid in 2013	(270,739)	-	(270,739)

Balance at July 31, 2013	$14,930	$-	$14,930

The restructuring payments in 2013 were primarily related to a contractual settlement in the form of a promissory note with the Lessor at the Company’s former location in Bridgeville, Pennsylvania. (see Note 5)

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

11. Acquired Intangible Assets and Goodwill

	July 31, 2013		October 31, 2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Non-compete agreement	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Customer relationships	2,451,073	1,118,508	2,451,073	1,026,935
Other	564,946	554,363	564,946	541,236
	4,016,019	2,672,871	4,016,019	2,568,171

Unamortizable intangible assets:
Goodwill	1,307,267	76,782	3,964,600	507,278
	1,307,267	76,782	3,964,600	507,278

Total goodwill and other intangibles	$5,323,286	$2,749,653	$7,980,619	$3,075,449

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Amortization expense for the three and nine months ended July 31, 2013 was $35,000 and $105,000, and for the three and nine months ended July 31, 2012 was $35,000 and $110,000, respectively. Customer relationships are being amortized over a period of 20 years, related to the acquisition of Syscan in 2004. The weighted average remaining life of the Company's amortizable intangible assets was approximately 6 years.

Estimated amortization expense for each of the following years is:

Ending October 31,
2013	$34,899
2014	128,306
2015	122,098
2016	122,098
2017	122,098
Thereafter	813,649
$1,343,148

The changes in the carrying amount of goodwill and other amortizing intangibles for the nine months ended July 31, 2013 were:

Goodwill:

	Printing	Office Products and Furniture	Total

Balance at October 31, 2012			$
Goodwill	$2,226,837	$1,230,485		3,457,322
Accumulated impairment losses	-	-		-
	$2,226,837	$1,230,485		$3,457,322

Goodwill acquired nine months ended July 31, 2013	$-	$-		$-
Impairment losses nine months ended July 31, 2013	(2,226,837)	-		(2,226,837)

Balance at July 31, 2013
Goodwill	2,226,837	1,230,485		3,457,322
Accumulated impairment losses	(2,226,837)	-		(2,226,837)
	$-	$1,230,485		$1,230,485

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Amortizing Intangible Assets (net of amortization expense):

	Printing	Office Products and Furniture	Total

Balance at October 31, 2012
Amortizing intangible	$500,721	$947,127	$1,447,848
Accumulated impairment losses	-	-	-
	$500,721	$947,127	$1,447,848

Amortizing intangible acquired nine months ended July 31, 2013	$-	$-	$-
Impairment losses nine months ended July 31, 2013	-	-	-
Amortization expense	43,804	60,896	104,700

Balance at July 31, 2013
Amortizing intangible	456,917	886,231	1,343,148
Accumulated impairment losses	-	-	-
	$456,917	$886,231	$1,343,148

A summary of impairment charges from continuing operations is included in the table below:

	Nine months ended July 31,
	2013	2012

Goodwill	$2,226,837	$-
Other intangibles	-	-
	$2,226,837	$-

A summary of impairment charges from discontinued operations is included in the table below:

	Nine months ended July 31,
	2013	2012

Goodwill	$-	$9,510,933
Other intangibles	-	-
Trademark & masthead	-	-
	$-	$9,510,933

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

As part of the Company’s revised restructuring plan submitted to the Company’s secured lenders in July 2012 the Company determined that another division within the printing segment met the criteria of an asset held for sale at July 31, 2012 (Donihe). Therefore, in accordance with applicable accounting guidance the Company has determined the associated assets and liabilities of this division should be classified as assets and liabilities held for sale/discontinued operations at October 31, 2012 and July 31, 2013. The Company recorded an impairment charge in fiscal 2012 of approximately $337,000 as a result of the measurement requirements associated with this division. This division's results have historically been accounted for in the Company’s printing segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, these results are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

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

The Company sold substantially all of the assets of its Blue Ridge Printing, Co., Inc. ("Blue Ridge") subsidiary on June 25, 2013 to BRP Company, Inc. pursuant to an Asset Purchase Agreement. The Company received approximately $942,000 net of commissions. Blue Ridge has historically been accounted for in the Company's printing segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of Blue Ridge are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

On July 12, 2013, the Company’s wholly owned subsidiary Champion Publishing sold substantially all the assets of its newspaper operations (The “Herald-Dispatch”) headquartered in Huntington, West Virginia to HD Media Company, LLC pursuant to an Asset Purchase Agreement. The Company received approximately $9,700,000 net of selling commissions and pro-rated taxes.  The Herald-Dispatch has historically been accounted for in the Company’s newspaper segment representing this segments only operating entity. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of The Herald Dispatch are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

The following is selected financial information included in net earnings (loss) from discontinued operations for three divisions classified within the printing segment and the Herald-Dispatch previously classified within the newspaper segment until the sale of this segment. The financial information reflects interest on debt required to be repaid as a result of these disposal transactions and excludes any general corporate overhead allocations. The interest expense allocated to discontinued operations for the three months ended July 31, 2013 and 2012 was $167,000 and $206,000 and for the nine months ended July 31, 2013 and 2012 was $612,000 and $648,000.

	Three Months Ended July 31,
	2013
	Printing	Herald-Dispatch	Total
Net sales	$295,687	$2,364,072	$2,659,759
(Loss) earnings from discontinued operations	(136,306)	50,994	(85,312)
Income tax benefit (expense)	46,144	(18,995)	27,149
Gain (loss) on sale of discontinued operations	(103,802)	547,106	443,304
Income tax (expense) benefit on sale	35,116	(203,797)	(168,681)
Net earnings (loss) from discontinued operations	(158,848)	375,308	216,460

	Three Months Ended July 31,
	2012
	Printing	Herald-Dispatch	Total
Net sales	$4,720,994	$3,300,243	$8,021,237
Earnings (loss) from discontinued operations	(264,606)	279,254	14,648
Income tax benefit (expense)	-	-	-
Gain on sale of discontinued operations	905,425	-	905,425
Income tax (expense) on sale	-	-	-
Net earnings from discontinued operations	640,819	279,254	920,073

	Nine Months Ended July 31,
	2013
	Printing	Herald-Dispatch	Total
Net sales	$2,190,475	$8,954,006	$11,144,481
(Loss) earnings from discontinued operations	(738,571)	491,369	(247,202)
Income tax benefit (expense)	250,527	(183,035)	67,492
Gain (loss) on sale of discontinued operations	(103,802)	547,106	443,304
Income tax (expense) benefit on sale	35,116	(203,797)	(168,681)
Net earnings (loss) from discontinued operations	(556,730)	651,643	94,913

	Nine Months Ended July 31,
	2012
	Printing	Herald-Dispatch	Total
Net sales	$17,293,622	$10,586,232	$27,879,854
(Loss) from discontinued operations	(290,915)	(8,424,557)	(8,715,472)
Income tax benefit (expense)	-	-	-
Gain on sale of discontinued operations	905,425	-	905,425
Income tax (expense) on sale	-	-	-
Net earnings (loss) from discontinued operations	614,510	(8,424,557)	(7,810,047)

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

The major classes of assets and liabilities held for sale and of discontinued operations included in the Consolidated Balance Sheets are as follows (see Note 5 for discussion of debt allocated to liabilities held for sale/discontinued operations):

	Held for sale	Discontinued Operations	Total	Held for sale	Discontinued Operations	Total
	July 31, 2013			October 31, 2012
Assets:
Accounts receivable	$-	$144,681	$144,681	$-	$2,454,406	$2,454,406
Inventories	-	-	-	-	706,584	706,584
Other current assets	-	7,158	7,158	-	109,940	109,940
Property and equipment, net	369,073	-	369,073	1,219,073	5,276,348	6,495,421
Other assets	-	-	-	-	5,128,469	5,128,469
Total current assets	369,073	151,839	520,912	1,219,073	13,675,747	14,894,820
Property and equipment, net	-	-	-	-	-	-
Other assets	-	-	-	-	-	-
Total noncurrent assets	-	-	-	-	-	-
Total assets held for sale/discontinued operations	$369,073	$151,839	$520,912	$1,219,073	$13,675,747	$14,894,820

Liabilities:
Accounts payable	$-	$27,936	$27,936	$-	$836,869	$836,869
Deferred revenue	-	-	-	-	663,496	663,496
Accrued payroll and commissions	-	-	-	-	382,550	382,550
Taxes accrued and withheld	-	44,414	44,414	-	335,476	335,476
Accrued expenses	-	-	-	-	76,661	76,661
Debt (see Note 5)	369,073	79,489	448,562	1,219,073	11,603,132	12,822,205
Total current liabilities	369,073	151,839	520,912	1,219,073	13,898,184	15,117,257
Total noncurrent liabilities	-	-	-	-	-	-
Total liabilities held for sale/discontinued operations	$369,073	$151,839	$520,912	$1,219,073	$13,898,184	$15,117,257

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

	Percentage of Total Revenues
	Three Months Ended July 31,		Nine Months Ended July 31,

	2013	2012	2013	2012
Revenues:
Printing	55.1%	56.0%	59.1%	59.8%
O Office products and office furniture	44.9	44.0	40.9	40.2
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Printing	40.3	42.7	43.4	43.9
Office products and office furniture	33.5	32.8	28.9	28.9
Tot Total cost of sales	73.8	75.5	72.3	72.8
Gross profit	26.2	24.5	27.7	27.2
Selling, general and administrative expenses	27.6	25.7	27.0	26.6
Assets impairments/restructuring charges	0.2	1.2	4.2	0.4
(Loss) income from operations	(1.6)	(2.4)	(3.5)	0.2
Interest expense - related party	(0.1)	(0.1)	(0.1)	(0.1)
Interest expense	(6.5)	(4.3)	(6.9)	(3.3)
Other income	0.1	0.0	0.1	0.0
(Loss) from continuing operations before taxes	(8.1)	(6.8)	(10.4)	(3.2)
Income tax benefit (expense) on continuing operations	0.8	0.0	0.2	(17.4)
Net (loss) from continuing operations	(7.3)%	(6.8)%	(10.2)%	(20.6)%

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended July 31, 2013 Compared to Three Months Ended July 31, 2012 (Continuing Operations)

Revenues

Total revenues decreased 19.5% in the third quarter of 2013 compared to the same period in 2012, to $18.0 million from $22.3 million. Printing revenue decreased 20.8% when compared to the third quarter of 2012 to $9.9 million from $12.5 million. The printing revenue reduction was reflective of decreases at the Company's Merten division in Cincinnati, Ohio. This resulted as part of the Company's restructuring efforts in the third quarter of 2012. The Company also had revenue decreases within its West Virginia operations related to both softness in the West Virginia market and certain specific customer attrition. Office products and office furniture revenue decreased $1.7 million or 17.8% in the third quarter of 2013 to $8.1 million from $9.8 million in the third quarter of 2012. Office products and office furniture sales were weaker in the third quarter of 2013 when compared to the third quarter of 2012 due to lower office furniture sales as well as office products related sales.

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

Cost of Sales

Total cost of sales decreased 21.3% in the third quarter of 2013, to $13.3 million from $16.9 million in the third quarter of 2012. Printing cost of sales in the third quarter of 2013 decreased over the prior year and decreased as a percentage of printing sales from 76.2% in 2012 to 73.2% in 2013. The printing gross margin dollars decreased when compared to the comparable period in the prior year due primarily to lower sales partially offset by improved gross margin percent. Office products and office furniture cost of sales decreased in 2013 from 2012 levels due to lower sales while cost of goods sold as a percentage of office products and office furniture sales were flat at approximately 74.7% for both periods.

Operating Expenses

In the third quarter of 2013, selling, general and administrative (SG&A) expenses decreased on a gross dollar basis to $5.0 million from $5.7 million in 2012, a decrease of $0.8 million or 13.5%. As a percentage of total sales, the selling, general and administrative expenses increased on a quarter to quarter basis in 2013 to 27.6% from 25.7% in 2012. The decrease in SG&A in total was primarily reflective of lower personnel and related expenses associated in part with various restructuring initiatives implemented by the Company and decreased professional fees.

The Company recorded asset impairment charges during the third quarter of 2012 of approximately $225,000 on a pre-tax basis for certain assets within the printing segment that are classified as assets held for sale.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Segment Operating (Loss)Income

The printing segment reported an operating loss in the third quarter of 2013 of $(0.4) million compared to an operating loss of $(0.8) million in the third quarter of 2012. The decrease in operating loss was primarily attributable to improved gross margin percent and a reduction in impairment charges partially offset by higher SG&A as a percent of printing sales.

The office products and office furniture segment reported operating profits of $0.1 million in the third quarter of 2013 compared to $0.3 million in the third quarter of 2012. This represented a decrease in profitability of approximately $0.2 million. This decrease is primarily the result of lower sales. In the third quarter of 2012, the Company implemented a realignment of personnel and other expenses and divisional responsibilities between the printing segment and the office products and office furniture segment, resulting in an increase in SG&A expenses of $0.1 million associated with these actions in the third quarter of 2013 and 2012.

(Loss) from Operations

Loss from operations decreased in the third quarter of 2013, to a (loss) of $(0.3) million from a (loss) of $(0.5) million in the third quarter of 2012. The reduced loss from operations resulted from a reduction in operating losses from the Company's printing segment, partially offset by reduced profitability in the office products and office furniture segment.

Other Income (expense)

Other (expense), net increased approximately $0.2 million, primarily due to higher interest rates including accrued deferred fee (interest) on Term Loan B and the amortization of debt discount, partially offset by lower average borrowings from the comparable period of the prior year.

Income Taxes

The Company’s effective tax rate for the three months ended July 31, 2013 was a benefit of 9.8% and there was no incremental income tax for continuing operations or discontinued operations in 2012 due to full year losses in each component and the total year income tax provision of zero excluding the impact of valuation allowances recorded in the second quarter of 2012 net of deferred tax benefit to continuing operations in accordance with intraperiod tax allocation standards. The primary difference in tax rates between 2013 and 2012 is a tax benefit from continuing operations resulting from interim implications of intraperiod tax allocations for discontinued operations when there is a loss from continuing operations to maintain financial statement neutrality and to recognize the tax components between continuing operations and discontinued operations on a discrete basis. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets in addition in the third quarter of 2013 the tax benefit recorded resulted from the application of certain provisions of ASC 740 to maintain financial statement neutrality and recognize the tax components between continuing operations and discontinued operations on a discrete basis. The Company's anticipated 2013 income tax provision is expected to be zero.

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

Net (loss) (Continuing Operations)

Net (loss) for the third quarter of 2013 was $(1.3) million compared to a net (loss) of $(1.5) million in the third quarter of 2012. Basic and diluted (loss) per share for the three months ended July 31, 2013 and 2012 were $(0.12) and $(0.13).

Discontinued Operations

The Company reported net income from discontinued operations of $0.2 million and $0.9 million for the three months ended July 31, 2013 and 2012. The second quarter of 2013 results were reflective of a gain on the sale of the Herald-Dispatch and a loss on the sale of Blue Ridge while the 2012 results reflected a gain on the sale of CGC. The third quarter of 2013 excluded any operating results of CGC when compared to the comparable period of  2012. The 2012 results also reflected asset impairment charges of $143,000 associated with Donihe Graphics.

Nine Months Ended July 31, 2013 Compared to Nine Months Ended July 31, 2012 (Continuing Operations)

Revenues

Total revenues decreased 19.2% in the first nine months of 2013 compared to the same period in 2012, to $54.5 million from $67.5 million. Printing revenue decreased 20.1% in the nine month period ended July 31, 2013 to $32.2 million from $40.3 million in the same period in 2012. Office products and office furniture revenue decreased 17.8% in the nine month period ended July 31, 2013, to $22.3 million from $27.1 million in the same period in 2012.  The printing revenue reduction was reflective of decreases at the Company's Merten division in Cincinnati, Ohio. This resulted as part of the Company's restructuring effects in the third quarter of 2012. The Company also had revenue decreases within its West Virginia operations related to both softness in the West Virginia market and certain specific customer attrition. The decrease in office products and office furniture sales was primarily due to lower office furniture sales and office products related sales.

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

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Cost of Sales

Total cost of sales decreased 19.7% in the nine months ended July 31, 2013, to $39.4 million from $49.1 million in the nine months ended July 31, 2012. Printing cost of sales decreased 20.2% in the nine months ended July 31, 2013, to $23.7 million from $29.6 million in the nine months ended July 31, 2012. The decrease in printing cost of sales was primarily due to the decrease in printing sales. Office products and office furniture cost of sales decreased 18.9% in the nine months ended July 31, 2013, to $15.8 million from $19.5 million for the nine months ended July 31, 2012 primarily as a result of lower office furniture sales.

Operating Expenses

During the nine months ended July 31, 2013, compared to the same period in 2012, selling, general and administrative expenses increased as a percentage of sales to 27.0% from 26.6% in 2012. Total selling, general and administrative expenses (SG&A) decreased $3.3 million. The decrease in SG&A in total was primarily reflective of lower personnel and related expenses associated in part with various restructuring initiatives implemented by the Company, lower bad debt expense and decreased professional fees. The 2012 results were impacted by higher bad debt expense when compared to the comparable period of 2013 of approximately $0.7 million primarily to reflect an increase in the allowance for doubtful accounts primarily associated with specific accounts within one operating division of the printing segment, incurred in the second quarter of 2012.

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

Segment Operating (Loss) Income

The printing segment reported an operating (loss) for the first nine months of 2013 of $(2.5) million compared to an operating (loss) of $(1.5) million in the first nine months of 2012. The increased operating loss was primarily attributable to pre-tax goodwill impairment charges of $2.2 million recorded in the first quarter of 2013, partially offset by lower SG&A expenses due to reduced bad debt expense, decreased professional fees and lower personnel and related expenses associated in part with various restructuring initiatives implemented by the Company.

The office products and office furniture segment reported operating profits in the first nine months of 2013 of $0.6 million compared to $1.6 million in the first nine months of 2012. This represented a decrease in profitability of approximately $1.0 million. This decrease is primarily the result of lower gross profit contribution on reduced sales partially offset by lower selling, general and administrative expenses in the first nine months of 2013, when compared to the comparable period of the prior year. In the third quarter of 2012, the Company implemented a realignment of personnel and other expenses and divisional responsibilities between the printing segments and office products and office furniture segment, resulting in an increase in SG&A expenses of $0.2 million associated with these actions in the first nine months of 2013 when compared to the first nine months of 2012.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

(Loss) Income from Operations

(Loss) from operations in the nine month period ended July 31, 2013, was a loss of  $(1.9) million compared to income from operations of $0.1 million in the same period of 2012. The 2013 results were impacted by a pretax goodwill impairment charge and restructuring charges of $2.3 million related to the printing segment. The 2012 results were impacted by asset impairment and restructuring charges of $0.3 million.

Other Income (expense)

Other expense (net), increased approximately $1.5 million from 2012 to 2013, primarily due to increases in interest expense, resulting from higher interest rates including accrued deferred fee (interest) on Term Loan B and the amortization of debt discount, partially offset by lower average borrowings from the comparable period of the prior year.

Income Taxes

The Company’s effective tax rate for the nine months ended July 31, 2013 and 2012 was a benefit of 1.8% and an expense of (543.4)%. The primary difference in tax rates between 2013 and 2012 and for 2012 between the effective tax rate and the statutory tax rate is a result of the valuation allowance taken against our deferred tax assets in the second quarter of 2012 in the amount of $15.2 million, net of deferred tax benefit to continuing operations in accordance with intraperiod tax allocation standards as well as a tax benefit from continuing operations resulting from interim implications of intraperiod tax allocations for discontinued operations when there is a loss from continuing operations to maintain financial statement neutrality and to recognize the tax components between continuing operations and discontinued operations on a discrete basis. The full year 2012 tax rate is zero due to losses in each component, excluding the impact of the valuation allowance, net of deferred tax benefit for the period. The Company's anticipated 2013 income tax provision is expected to be zero. The Company intends to maintain a full valuation allowance for deferred tax assets as further described herein. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets.

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

Net (loss) (Continuing Operations)

Net (loss) for the nine months ended July 31, 2013 was $(5.6) million compared to a net (loss) of $(13.9) million for the same period in 2012. Basic and diluted (loss) per share for the nine months ended July 31, 2013 was $(0.49) compared to 2012 at $(1.23).

Discontinued Operations

The Company reported net income (loss) from discontinued operations of $0.1 million and a net loss of $(7.8) million for the nine months ended July 31, 2013 and 2012. The 2012 results were impacted by a $9.5 million pre-tax goodwill impairment charge associated with the Herald-Dispatch. The nine months ended July 31, 2013 excluded any operating results of CGC when compared to the comparable period of 2012.

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

Liquidity and Capital Resources

Statement of Cash Flows (Continuing Operations)

Net cash provided by operations for the nine months ended July 31, 2013, was $3.2 million compared to net cash provided by operations of $2.9 million during the same period in 2012. This change in net cash from operations is due primarily to timing changes in assets and liabilities partially offset by an overall reduction in contribution from income statement items.

Net cash provided by (used in) investing activities for the nine months ended July 31, 2013 was $0.6 million compared to $(0.4) million during the same period in 2012. The net cash used in investing activities during the first nine months of 2012 primarily related to the purchase of equipment and vehicles. The net cash provided by investing activities in the first nine months of 2013 was primarily related to the sale of equipment at the Company's Merten division partially offset by the purchase of equipment and vehicles.

Net cash (used in) financing activities for the nine months ended July 31, 2013 was $(6.0) million compared to $(5.1) million during the same period in 2012. In 2012, the net cash used in financing activities primarily related to scheduled payments of long term debt and a reduction in negative book cash balances. In 2013, the net cash used in financing activities primarily related to payments made on Bullet Loan A as well as scheduled payments of long term debt.

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

Net cash provided by operating activities of discontinued operations were $0.4 million, and $2.7 million in 2013 and 2012. The decrease in cash from operating activities was primarily attributable to an overall reduction from income statement items and timing changes from assets and liabilities.

Net cash provided by investing activities of discontinued operations were $11.0 million and $3.0 million in 2013 and 2012. In 2013, the Company sold certain assets at its Donihe division for approximately $0.4 million, assets of Blue Ridge Printing for approximately $0.9 million and primarily all of the assets of the Herald-Dispatch of the former newspaper segment for $9.7 million, all net of selling commissions and other customary closing costs, the proceeds of which were used to pay debt. In 2012, the proceeds of cash provided in investing activities reflected $3.1 million in proceeds from the sale of CGC partially offset by the purchase of equipment.

Net cash (used in) financing activities of discontinued operations was $(11.0) million and $(3.1) million for 2013 and 2012. The net cash used in financing activities represented debt payments from the sale of various assets of Donihe, Blue Ridge Printing and the Herald-Dispatch  in 2013 and the sale of CGC in 2012.

Liquidity and Capital Resources

The Company incurred substantial indebtedness as a result of the acquisition of The Herald-Dispatch in September of 2007. The country entered a recession in December of 2007 and the residual effects of the recession have continued within the former newspaper segment and printing segments of the Company. The debt was structured as a cash flow credit, which typically indicates that the primary repayment source for debt will be income from operations in lieu of a collateral based loan. The Company has continued to service its debt and has made every scheduled payment of principal and interest, including during various periods, default interest. The Company achieved its transaction oriented Bullet Note A payment due March 31, 2013 of $2.1 million by the secured lenders utilizing the Company's available cash and modifying compensating balance requirements and borrowing base reserve requirements in lieu of a transaction oriented payment. In addition, the Company has paid substantial sums for fees to the secured lenders as well as to various advisors pursuant to applicable credit and credit related agreements. The Company has paid approximately $64.6 million in principal through July 31, 2013. Thus, the Company has demonstrated the ability to generate cash flow and has continued to service its debt commitments under the most difficult conditions in recent history.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

The Company is currently operating under the provisions of the May 2013 Forbearance Agreement effective May 31, 2013 which expires September 30, 2013 as amended August 28, 2013. The May 2013 Forbearance Agreement requires the Company to achieve a multitude of targeted goals and covenants to remain in compliance. Many of these requirements are beyond the control of the Company although at the date of the agreement, the Company determined there was at least a reasonable possibility of achieving compliance through the September 30, 2013 contractual maturity date. The Company is also required, under the terms of the May 2013 Forbearance Agreement, to comply with financial covenants, which are non-GAAP financial measures. As a result of our current credit situation there is significant uncertainty about our ability to operate as a going concern. In recent years, the Company has continued to operate for extended periods both in default and under forbearance agreements as it navigates its way through the continued challenges and residual effects of the global economic crisis. The Company believes that there has been a fundamental shift in the way in which financial institutions, in general, evaluate cash flow credits and that the amount of leverage in which the financial institutions are willing to lend has decreased generally over the last several years. In addition, two of the Company’s operating segments, specifically the printing and newspaper segments (now classified as discontinued operations), have declined both internally and on a macro basis both during the recession and post-recession. Therefore, even though the Company has reduced its borrowings in accordance with contractually scheduled amortizations, the secured lenders have expressed a desire to have lower leverage associated with various earnings measures related to funded indebtedness. Therefore, three primary dynamics have faced the Company: lower earnings, two operating segments that have faced secular hurdles and what the Company believes to be a changed credit culture regarding cash flow type loans.

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

In the event the Company’s secured lenders determine that they will not renew or extend the Company’s May 2013 Forbearance Agreement under terms that are mutually acceptable to the Lenders and the Company, then the secured lenders under the provisions of the May 2013 Forbearance Agreement would have the right to enforce their liens, which could result in a sale of the Company’s assets, including a liquidation or change in control of the Company. The Company believes that due to the fact that its operations and prospects are dependent in a large part on the continued efforts of Marshall T. Reynolds, a sale of such assets in whole or in part may not yield a full return of the debt principal to the secured lenders due to the cash flow nature of the loan from inception to date. The Company is working in good faith with its investment bankers to identify reasonably acceptable options and alternatives that include transaction alternatives, which would make reasonable sense for all parties. These alternatives in recent periods have included various restructuring initiatives including asset, segment, division and subsidiary sales as well as a sale of the Company in whole or in part, debt refinancing initiatives and other capitalization options. The Company currently believes it has completed all asset sales associated with operating divisions, subsidiaries, or segments pursuant to the requirements of the May 2013 Forbearance Agreement. Therefore, the Company does not currently anticipate any future operational asset related sales. If the secured lenders ultimately feel that they could maximize their returns by foreclosing on the Company’s assets, which the Company does not believe have adequate collateral coverage, then it would be the prerogative of the secured lenders to do so, in the event the Company is unable to identify an alternative financing source or other solution acceptable to the secured lenders, which may be challenging in the current economic climate. The Company issued to the secured lenders warrants to purchase common stock as a result of the Restated Credit Agreement and additional shareholder dilution is possible in the event the Company is able to identify a longer term financing solution with its current lenders or a new lender. The Company ultimately believes the best course of action is for the Company to continue to negotiate in good faith with the secured lenders and work with its external advisory group to define a path to deleverage the Company in a prudent, deliberate fashion while serving its core customer base and striving to the best of its ability to assure that all obligations are satisfied to both secured and unsecured creditors.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

As a result of the Company’s current credit situation and the challenges within the economic climate faced by the Company, the Company faces substantial liquidity related challenges for fiscal 2013 and beyond. The liquidity factors we face include:

· Implementation of a restructuring and profitability plan to rationalize and improve our cost and operating structure.
· The Company may be required to identify additional assets which can be strategically sold to improve our overall credit metrics. This may include real estate and other asset sales or segment and division sales or a sale of the Company as a whole.
· Management of our receipts and disbursements to improve days sales outstanding for trade receivables and manage our days outstanding for trade payables as well as maintain our trade credit availability.
· Managing our credit relationships and borrowing base requirements to maximize liquidity.
· Carefully monitor capital expenditures to assure cash flow is maximized.
· Manage our customer relationships in light of the ongoing credit challenges faced by the Company
· The potential for our interest costs and other credit related expenses to exceed our ability to generate sufficient cash to meet other obligations including scheduled principal amortization payments to secured lenders.
· The scheduled maturity of the Company’s Credit Facilities in September of 2013 or earlier if the Company is unable to maintain compliance with all covenants, some of which are beyond the control of the Company.

As of July 31, 2013, the Company had a $(0.2) million negative book cash balance, compared with October 31, 2012 when the Company had a $1.8 million book cash balance. In July of 2013, the Administrative Agent implemented a cash sweep mechanism to utilize excess cash to pay down revolving credit balances on a daily basis. This resulted in reduced cash but increased liquidity due to revolving credit payments. The availability of this cash was limited at July 31, 2013 due to various fiduciary taxes the Company will remit to various governmental agencies in accordance with applicable laws and regulations and consistent with past practice. The Company provides the Administrative Agent a consolidated weekly forecast of fiduciary taxes due. The working capital deficit as of October 31, 2012 was $(13.6) million, and $(15.1) million at July 31, 2013. The working capital deficit is primarily associated with contractual maturities of debt.

The Company had historically used cash generated from operating activities and debt to finance capital expenditures. Management plans to continue making required investments in equipment based on available liquidity. The Company has available a line of credit totaling up to $10.0 million ($6.2 million outstanding at July 31, 2013) which is subject to borrowing base limitations and reserves which may be initiated by the Administrative Agent for Lenders in its sole discretion and are subject to a minimum excess availability threshold as well as the provisions of the Restated Credit Agreement and May 2013 Forbearance Agreement and August 2013 Forbearance Amendment (See Note 5 of the Consolidated Financial Statements). The aggregate credit commitments were reduced from $10.0 million to $8.0 million in accordance with the August 2013 Forbearance Amendment. For the foreseeable future, including through Fiscal 2013, the Company's ability to fund operations, meet debt service requirements and make planned capital expenditures is contingent on continued availability of the aforementioned credit facilities and the ability of the Company to complete a restructuring or refinancing of the existing debt as well as the Company's ability to maintain sufficient trade credit availability. The Company does not currently believe it will generate sufficient cash flow from operations to meet both scheduled principal and interest payments and pay off the entire credit facility which matures September 30, 2013. The Company continues to have an ongoing dialogue with the Administrative Agent and the syndicate of banks with respect to its credit facilities. At July 31, 2013, a total of approximately $21.7 million of current debt and outstanding revolving line of credit borrowings and accrued deferred fees are subject to accelerated maturity in the event of default under the May 2013 Forbearance Agreement. The Company was in compliance with certain applicable financial covenants at July 31, 2013 pursuant to the terms of the May 2013 Forbearance Agreement.

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

The August 2013 Forbearance Amendment decreased the revolving credit commitments from $10,000,000 to $8,000,000 in the aggregate, modified certain financial covenants and provided the consent to the sale of certain assets.

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
•
$0.001 per share warrants issued for up to 30% (on a post-exercise basis) of the outstanding common stock of the Company in the form of non-voting Class B common stock and associated Investor Rights Agreement for the benefits of the Lenders, subject to shareholder approval. The Company had various milestone dates, which may have reduced the number of warrants outstanding upon satisfaction of certain conditions. None of the conditions were met. The warrants expire after October 19, 2017.

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

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

The Company had borrowed under its $10.0 million line of credit approximately $6.2 million at July 31, 2013 which encompassed working capital requirements, refinancing of existing indebtedness prior to The Herald-Dispatch acquisition and to partially fund the purchase of The Herald-Dispatch. Pursuant to the terms of the Restated Credit Agreement, the Company's borrowing base certificate as submitted to the Administrative Agent reflected excess availability of $1,361,000 as of July 31, 2013 (the excess availability is subject to an excess availability threshold of $500,000 and a $309,000 administrative agent discretionary reserve and may be adjusted by the Administrative Agent). The May 2013 Forbearance Agreement also provided for a temporary overadvance of up to $1.2 million and not to exceed aggregate revolving credit commitments of $10.0 million. The temporary overadvance was eliminated pursuant the terms of the May 2013 Forbearance Agreement upon completion of Designated Transaction No. 1.

The Company is required to make certain mandatory payments on its credit facilities related to (1) net proceeds received from a loss subject to applicable thresholds, (2) equity proceeds and (3) effective January 31, 2009, the Company is required to prepay its credit facilities by 75% of excess cash flow for its most recently completed fiscal year. The excess cash flow for purposes of this calculation is defined as the difference (if any) between (a) EBITDA for such period and (b) federal, state and local income taxes paid in cash during such period plus capital expenditures during such period not financed with indebtedness plus interest expense paid in cash during such period plus the aggregate amount of scheduled payments made by the Company and its subsidiaries during such period in respect of all principal on all indebtedness (whether at maturity, as a result of mandatory sinking fund redemption, or otherwise), plus restricted payments paid in cash by the Company during such period in compliance with the Credit Agreement. Pursuant to the terms of the Limited Forbearance Agreement, there would be no excess cash flow payment due based on the contractual provisions regarding the application of cash collateral. The Company had no prepayment obligation due January 31, 2013 or in 2012 pursuant to the calculations of the applicable credit agreements.

The Company believes there is no exposure reasonably possible for current legal proceedings as of July 31, 2013. The Company expenses legal fees as incurred and therefore the Company may incur legal fees to defend itself in the future and these fees may be material to the Company’s Consolidated Financial Statements in a particular period.

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

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)
Recently Issued Accounting Standards

Effective July 1, 2009, changes to the ASC are communicated through an ASU. The FASB has issued ASU’s 2009-01 through 2013-11 as of July 31, 2013. We have reviewed each ASU and determined that each ASU applicable to us will not have a material impact on our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures to the extent applicable.

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

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 provides that an unrecognized tax benefit, or portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose then the unrecognized tax benefit should be presented as a liability. ASU 2013-11 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. The Company expects that the adoption of ASU 2013-11 will not have a material impact on its financial statements or disclosure.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first nine months of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

a)	Exhibits:

(10.1)	Asset Purchase Agreement between BRP Company, Inc. and 544 Haywood Rd., LLC and Blue Ridge Printing Co., Inc. and CHMP Leasing, Inc. and Champion Industries, Inc. dated June 24, 2013.

(10.2)	Asset Purchase Agreement by and among HD Media Company, LLC, Champion Publishing, Inc. and Champion Industries, Inc. effective as of July 12, 2013.

(31.1)	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Marshall T. Reynolds	Exhibit 31.1 Page Exhibit 31.1-p1
(31.2)	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Todd R. Fry	Exhibit 31.2 Page Exhibit 31.2-p1
(32)	Marshall T. Reynolds and Todd R. Fry Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002	Exhibit 32 Page Exhibit 32-p1

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION INDUSTRIES, INC.

Date: September 13, 2013	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: September 13, 2013	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer