Form 10-K
period 2013-10-31
CHAMPION INDUSTRIES INC
filed 2014-01-29
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2013

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
Yes ☐No ☒

As of April 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $527,488 based on the closing price as reported on the OTCQB Market.

The outstanding common stock of the Registrant at the close of business on January 10, 2014, consisted of 11,299,528 shares of Common Stock, $1.00 par value.

Total number of pages including cover page: 136

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s definitive proxy statement expected to be dated February 14, 2014, with respect to its Annual Meeting of Shareholders to be held on March 17, 2014, are incorporated by reference into Part III, Items 10-14. Exhibit Index located in Part IV Item 15.

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

PART I

              The Company experienced net losses in 2012, 2011 and 2009, due primarily to non-cash charges for impairment of goodwill and other intangible assets associated with the former newspaper segment of the Company as well as a valuation allowance increase against our deferred tax assets in 2012. In addition, through September 2013, prior to the Company entering into the Third Amended and Restated Credit Agreement (the "October 2013 Credit Agreement"), the Company had paid down approximately $65.6 million, or 76.7%, of the initial balance of syndicated outstanding debt of $85.5 million primarily incurred in the acquisition of the Herald-Dispatch newspaper. This debt was paid down during a significant economic downturn and a severe secular decline within our printing and former newspaper segments. Our ability to operate is dependent primarily on our ability to operate the Company on an ongoing basis with working capital since the Company is currently operating without a revolving credit facility, due in part to substantially all of the Company's assets being encumbered pursuant to the October 2013 Credit Agreement. (see Item 1A, "Risk Factors", Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of the Notes to Consolidated Financial Statements)

ITEM 1 - BUSINESS

HISTORY

            Champion Industries, Inc. (“Champion” or the “Company”) is a major commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets east of the Mississippi River. The Company's sales offices and/or production facilities are located in Huntington, Charleston, Parkersburg, Clarksburg, Morgantown, West Virginia; Baton Rouge and New Orleans, Louisiana; and, Evansville, Indiana. The Company's sales force of approximately 60 salespeople sells printing services, business forms management services, office products, and office furniture.

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

The Lexington division commenced operations in 1983 upon the acquisition of the Transylvania Company. This location was closed in 2013.

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

The Bourque Printing division (“Bourque” or “Champion Graphic Communications - Baton Rouge”) commenced operations in June 1993, upon the acquisition of Bourque Printing, Inc. in Baton Rouge, Louisiana. This location includes a pre-press department, computerized composition facilities, a pressroom with up to 6-color presses and a bindery department, as well as sales and customer service operations. Bourque was expanded through the acquisition of Strother Forms/Printing in Baton Rouge in 1993, through the acquisition of the assets of E. S. Upton Printing Company, Inc. (“Upton” or "Champion Graphic Communications - New Orleans”) in New Orleans in 1996 and through the acquisition of Transdata Systems, Inc. in Baton Rouge and New Orleans in 2001. The Upton production operations were relocated to Baton Rouge in the fourth quarter of 2005 as a result of Hurricane Katrina. However, a sales staff continues to operate in New Orleans.

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

On May 21, 1997, the Company acquired all outstanding common shares of Blue Ridge Printing Co., Inc. of Asheville, North Carolina (“Blue Ridge”). During the second quarter of 2004, the Blue Ridge Knoxville plant was consolidated into the Asheville plant. Blue Ridge was sold in June 2013.

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

On September 14, 2007, the Company completed, pursuant to an asset purchase agreement, the acquisition of The Herald-Dispatch daily newspaper in Huntington, West Virginia, through a newly formed subsidiary Champion Publishing, Inc. The purchase price was $77.0 million and subject to a working capital payment of $837,554 plus or minus any change in working capital from the index working capital base of $1,675,107 at the closing date of September 14, 2007. The working capital payment totaled approximately $1.6 million. In July of 2013 the Company sold substantially all of the newspaper related operations of the Herald-Dispatch and retained the commercial printing and label operations.

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

The Company's printing services range from the simplest to the most complex jobs, including business cards, books, tags, labels, brochures, posters, 4- to 6-color process printing and multi-part, continuous and snap-out business forms. The Company's state-of-the-art equipment enables it to provide computerized composition, art design, paste-up, stripping, film assembly and color scanner separations. Included within our print segment are fulfillment services to our customers which encompass warehousing, distribution, and reporting services. The Company also offers complete bindery and letterpress services. The printing operations contributed $42.7 million, $52.2 million, and $52.1 million or 59.0%, 59.9% and 60.1% of the Company's total revenues for the fiscal years ended October 31, 2013, 2012 and 2011.

The Company provides a full range of office products and office furniture primarily in the budget and middle price ranges, and also offers office design services. The Company publishes a catalog of high volume, frequently ordered items purchased directly from manufacturers. These catalog sales account for the bulk of sales volume and afford sales personnel flexibility in product selection and pricing. Medium to large volume customers are offered levels of pricing discounts. In addition, the Company offers a broad line of general office products through major wholesalers' national catalogs. The Company has implemented Internet e-commerce sites, which allow customers to order office products, furniture and forms online. The e-commerce sites include the office products and office furniture catalog, which is customized specifically for each customer requesting Internet e-commerce access. These sites include www.stationers-wv.com and www.cbiwv.com. In addition, the Company offers customized on-line forms management solutions through http://printwithchampion.com. The Company believes that its e-commerce sites will allow customers to access data concerning their company’s purchase habits so as to better control expenditures for office products and business forms and eliminate large in-house inventories. The Company is a member of a major office products purchasing organization. Members benefit from volume discounts, which permit them to offer competitive prices and improve margins. The Company's office furniture business focuses on the budget to middle price range lines, although upscale lines are offered as well. Office products, office furniture and office design operations contributed $29.7 million, $35.0 million, and $34.5 million, or 41.0%, 40.1% and 39.9% of the Company's total revenues for the fiscal years ended October 31, 2013, 2012 and 2011.

ORGANIZATION

Champion’s two lines of business were comprised of twelve operating divisions. The Huntington headquarters provides centralized financial management and administrative services to all of its business segments.

Commercial Printing

Four commercial printing divisions are located in Huntington, Charleston and Parkersburg, West Virginia and Baton Rouge, Louisiana. Each has a sales force, a customer service operation and a pre-press department that serve the customers in their respective geographic areas. Although each customer's interface is solely with its local division's personnel, its printing job may be produced in another division using the equipment most suited to the quality and volume requirements of the job. In this way, for example, Champion can effectively compete for high quality process color jobs in Charleston by selling in Charleston, printing in Parkersburg and binding in Huntington. The full range of printing resources is available to customers in the entire market area without Champion having to duplicate equipment in each area.

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

PRODUCTS AND SERVICES

Printing Services

Champion's primary business is commercial printing and business forms manufacturing. The Company, unlike most of its regional competitors, offers the full range of printing production processes, enabling the Company to provide customers a one-stop, one-vendor source without the time and service constraints of subcontracting one or more aspects of production. Major production areas include: (i) printing of business cards, letterhead, envelopes, and one, two, or three color brochures; (ii) process color manufacturing of brochures, posters, advertising sheets and catalogues; (iii) die cutting and foil stamping; (iv) bindery services, including trimming, collating, folding and stitching the final product; (v) forms printing, encompassing roll-to-roll computer forms, checks, invoices, purchase orders and similar forms in single-part, multi-part, continuous and snap-out formats; (vi) tag and label manufacturing; and (vii) output solutions including print on demand, inserting and mailing services. The capabilities of the Company's various printing divisions are stated below.

Division	Sales & Customer Service	Pre-Press	Sheet Printing	Rotary Printing	Full Color	Output Solutions

Huntington	*	*	*	*
Charleston / Morgantown	*	*
Champion Output Solutions	*					*
Parkersburg	*	*	*		*
Champion Graphic Communications (Baton Rouge)	*	*	*		*
Carolina Cut Sheets, Inc.	*
U.S. Tag & Ticket Company, Inc.	*	*		*
River Cities Printing	*	*	*	*

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

Newspaper

        Until its sale in July 2013, the Herald-Dispatch provided its customers in the Tri-State region surrounding Huntington, West Virginia, with the primary and premier print advertising solutions for the region.

MANUFACTURING AND DISTRIBUTION

The Company's pre-press facilities have desktop publishing, typesetting, laser image setting and scanning/retouching equipment, as well as complete layout, design, stripping and plate processing operations. Sheet printing equipment (for printing onto pre-cut, individual sheets) includes single color duplicators, single to eight color presses and envelope presses. Rotary equipment (for printing onto continuous rolls of paper) includes multi-color business form web presses, carbon and multi-part collators.

Binding equipment consists of hot-foil, embossing and die cutting equipment, perforators, folders, folder-gluers, scoring machines, collator/stitcher/trimmers for saddle stitching, automatic and manual perfect binders, numbering machines and mailing equipment.

Each of the Company's offices is linked with overnight distribution of products and on-line electronic telecommunications permitting timely transfer of various production work from facility to facility as required. While the Company maintains a fleet of delivery vehicles for intra-company and customer deliveries, it utilizes the most cost effective and expeditious means of delivery, including common carriers.

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

During the fiscal years ended October 31, 2013, 2012 and 2011, no single customer accounted for more than 9.0% of the Company’s total revenues. Due to the project-oriented nature of customers' printing and furniture requirements, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects.

SUPPLIERS

The Company has not experienced difficulties in obtaining materials in the past and does not consider itself dependent on any particular supplier for supplies. The Company must maintain trade credit availability to operate. The Company has generally been able to maintain substantial trade credit availability to date, however, several of our trade creditors have implemented enhanced monitoring and oversight. The Company has negotiated company-wide paper purchasing agreements directly with paper entities and is a member of a major office products buying group, which management believes provides the Company with a competitive advantage.

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

EMPLOYEES

On October 31, 2013, the Company had approximately 330 employees.

EXECUTIVE OFFICERS OF CHAMPION
		Position and offices with Champion;

Name	Age	Principal occupation or employment last five years
Marshall T. Reynolds	77
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

Todd R. Fry	48	Senior Vice President and Chief Financial Officer of the Company since January 2005; Vice President and Chief Financial Officer of the Company from November 1999 to January 2005; Treasurer and Chief Financial Officer of Broughton Foods Company from September 1997 to June 1999; Coopers & Lybrand L.L.P. from 1991 to September 1997.

ITEM 1A - RISK FACTORS

        The Company’s business and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, and cash flows.

Dependence on Marshall T. Reynolds; Control of the Company.

    The Company's operations and prospects are dependent in large part on the continued efforts of Marshall T. Reynolds.  The loss of Mr. Reynolds could have an adverse effect on the Company. In addition, by virtue of Mr. Reynolds' ownership of Company common stock, Mr. Reynolds will continue to significantly influence our operations. As of October 31, 2013, Marshall T. Reynolds and his affiliated entities, including The Harrah and Reynolds Corporation ("Harrah and Reynolds"), held 6,067,742 shares (53.7%) of the common stock of the Company prior to the effect of the issuance of stock warrants. Mr. Reynolds and Harrah and Reynolds have pledged 3,771,500 of these shares (constituting 62.2% of all outstanding shares beneficially owned by Mr. Reynolds) as collateral to secure loans made to Mr. Reynolds or Harrah and Reynolds in the ordinary course of business by several commercial banks. Any disposition of such pledged shares upon a default by Mr. Reynolds or Harrah and Reynolds under such loans could result in a change in control of the Company or adversely affect the prevailing market price of the common stock. Mr. Reynolds has also received warrants from the Previous Secured Lenders to purchase 30% of the then issued and outstanding common stock of the Company, on a fully diluted, post-exercise basis. Based on the 11,299,528 shares of company common stock currently issued and outstanding, exercise in full of the warrants would result in the issuance of 4,842,654 shares.

Our indebtedness could adversely affect our financial health and reduce the funds available to us for other purposes, including dividend (if any in the future) payments and our credit position may result in dilution to our shareholders
                We have a significant amount of indebtedness. The October 2013 Credit Agreement has a maturity of April 1, 2015 and is collateralized by substantially all of our assets. At October 31, 2013, we had a total indebtedness of $13.0 million, net of debt discounts, under our credit facilities. Our interest expense for the year ended October 31, 2013, was approximately $4.3 million (excluding interest allocated to discontinued operations). At October 31, 2013, the borrowings under our credit facilities were primarily subject to a floating interest rate of the prime rate plus the applicable margin. Failure to maintain compliance with financial and other covenants as required by our credit facility could result in default and acceleration of amounts due under those facilities.

                The Company must maintain trade credit availability to operate. The Company has generally been able to maintain substantial trade credit availability to date; however, several of our trade creditors have implemented enhanced monitoring and oversight.

Volatility in U.S. credit markets could affect the Company's ability to obtain financing to fund acquisitions, investments, or other significant operating or capital expenditures.

                At the end of 2013, the Company had approximately $13.0 million, net of discounts, of indebtedness. A further tightening of credit availability could restrict the Company's ability to finance significant transactions and also limit its ability to refinance its existing capital structure or to fund its current operation pursuant to the terms of the Company's applicable credit agreements. The Company's credit facilities, under the October 2013 Credit Agreement, mature on April 1, 2015.

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

    We employ no employees who are covered by collective bargaining agreements. If our employees were to engage in a concerted strike or other work stoppage, or if our employees were to become unionized, we could experience a disruption of operations, higher labor costs or both.

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

    Our operating results depend on the relative strength of the economy. Continuing or deepening softness in the U.S. economy could significantly affect our revenue.

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

We may incur Additional Non-Cash Impairment Charges

               We have significant amounts of goodwill and identifiable intangible assets. In 2013, 2012, 2011 and 2009, we recorded substantial impairment charges to reduce the value of certain of these assets. Should general economic, market or business conditions decline further, and continue to have a negative impact on our stock price or projected future cash flows, we may be required to record additional impairment charges in the future. See Item 7, “Critical Accounting Policies Involving Significant Estimates”, included herein, for additional information on the risks associated with such assets.

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

ITEM 2 - PROPERTIES

                The Company conducts its operations primarily from twelve (12) different physical locations, nine (9) of which are leased and five (5) of which are owned in fee simple by Company subsidiaries (two of which are classified as held for sale). The Company does not anticipate any issues regarding the renewal of certain leases when the terms expire. The properties leased and certain of the lease terms are set forth below and may be subject to periodic adjustments based on the consumer price index:

Property	Division Occupying Property	Square Feet	Annual Rental	Expiration Of Term
2450 1st Avenue Huntington, West Virginia (1)	Chapman Printing- Huntington	85,000	$116,400	Monthly
1945 5th Avenue Huntington, West Virginia (1)	Stationers	37,025	30,000	Monthly

Property	Division Occupying Property	Square Feet	Annual Rental	Expiration Of Term
615-619 4th Avenue Huntington, West Virginia (1)	Stationers	59,641	21,600	Monthly
405 Ann Street Parkersburg, West Virginia (1)	Chapman Printing - Parkersburg	36,614	57,600	Monthly
2800 Lynch Road Evansville, Indiana (1)	Smith & Butterfield	42,375	155,558	2014
3000 Washington Street Charleston, West Virginia (1)	Chapman Printing-Charleston	37,710	150,000	2014
953 Point Marion Road Morgantown, West Virginia (1)	Chapman Printing-Charleston	11,000	119,820	2017
120 Hills Plaza Charleston, West Virginia (3)	Champion Output Solutions	22,523	135,132	2019
Route 2 Industrial Lane Huntington, West Virginia (1)	Chapman Printing, River Cities Printing	35,000	84,000	Monthly

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

	Fiscal Year 2013		Fiscal Year 2012
	High	Low	High	Low
First quarter	$0.28	$0.11	$1.04	$0.73
Second quarter	0.28	0.05	0.99	0.60
Third quarter	0.29	0.06	0.97	0.18
Fourth quarter	0.45	0.12	0.35	0.20

     At the close of business on January 8, 2014, there were 365 shareholders of record of Champion common stock. The shareholders of record are determined by the Company’s transfer agent.

                     The following table sets forth the quarterly dividends per share declared on Champion common stock.

	Fiscal Year 2014	Fiscal Year 2013	Fiscal Year 2012
First quarter	$-	$-	$-
Second quarter	-	-	-
Third quarter	-	-	-
Fourth quarter	-	-	-

ITEM 6 - SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

 The following selected consolidated financial data for each of the five years in the period ended October 31, 2013, have been derived from the Audited Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with the Audited Consolidated Financial Statements, related notes, and the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.

	Year Ended October 31,
	2013(5)	2012(4)	2011(3)	2010(2)	2009(1)
		(Restated)
		(In thousands, except share and per share data)
OPERATING STATEMENT DATA:
Revenues:
Printing	$42,670	$52,174	$52,064	$54,102	$60,051
Office products and office furniture	29,653	34,976	34,546	33,438	35,874
Total revenues	72,323	87,150	86,610	87,540	95,925

Cost of sales:
Printing	30,373	37,810	37,748	38,560	43,928
Office products and office furniture	21,043	24,936	24,521	23,633	24,859
Total cost of sales	51,416	62,746	62,269	62,193	68,787

Gross profit	20,907	24,404	24,341	25,347	27,138

Selling, general and administrative expense	19,910	23,742	21,579	21,978	24,723
Restructurings / asset impairments costs	2,271	357	652	1,641	167

(Loss) income from operations	(1,274)	305	2,110	1,728	2,248
Other income (expense):
Interest income	-	-	-	-	3
Interest expense - related party	(82)	(58)	(65)	-	-
Interest expense	(4,204)	(3,112)	(2,944)	(4,493)	(4,419)
Gain on early extinguishment of debt to a related party	-	-	1,338	-	-
Gain on debt forgiveness	11,118	-	-	-	-
Other (expense) income	(32)	(13)	50	952	(513)

Income (loss) from continuing operations before income taxes	5,526	(2,878)	489	(1,813)	(2,681)
Income tax benefit (expense)	105	(11,727)	(211)	687	572
Net income (loss) from continuing operations	5,631	(14,605)	278	(1,126)	(2,109)
Net income (loss) from discontinued operations	83	(8,713)	(4,254)	1,614	(25,412)
Net income (loss)	$5,714	$(23,318)	$(3,976)	$488	$(27,521)

Earnings (loss) per share:
Basic
Continuing operations	$0.50	$(1.29)	$0.03	$(0.11)	$(0.21)
Discontinued operations	0.01	(0.77)	(0.41)	0.16	(2.55)
	$0.51	$(2.06)	$(0.38)	$0.05	$(2.76)
Diluted
Continuing operations	$0.35	$(1.29)	$0.03	$(0.11)	$(0.21)
Discontinued operations	0.01	(0.77)	(0.41)	0.16	(2.55)
	$0.36	$(2.06)	$(0.38)	$0.05	$(2.76)

	Year Ended October 31,
	2013	2012	2011	2010	2009
		(Restated)
	(In thousands, except shares and per share data)

Dividends per share	$-	$-	$-	$-	$0.06

Weighted average common shares outstanding:
Basic	11,300,000	11,300,000	10,362,000	9,988,000	9,988,000
Diluted	16,114,000	11,300,000	10,362,000	9,988,000	9,988,000

Notes (1) - (5) reflective of continuing operations and discontinued operations.

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

(4)
Includes impairment charges for goodwill in the second quarter of 2012 of $(9.5) million on a pre-tax basis. The Company also recorded a valuation allowance of $(16.0) million on its net deferred tax assets. In the fourth quarter of 2012, the Company incurred impairment charges on trademark and masthead of $(1.6) million on a pre-tax basis. The Company recorded impairment charges associated with property, plant and equipment held for sale of approximately $(0.6) million.

(5)	Includes impairment charges for goodwill in the first quarter of 2013 of $(2.2) million on a pre-tax basis.

	At October 31,
	2013	2012 (Restated)	2011	2010 (Restated)	2009 (Restated)
		(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents/negative book cash balances	$1,429	$1,845	$(1,154)	$(1,014)	$1,159
Working capital (deficit) (1)	5,702	(13,586)	(31,538)	12,822	(42,907)
Total assets	27,531	47,967	82,024	92,453	101,241
Long-term debt (net of current portion) (2)	12,053	2,652	431	52,299	918
Shareholders' equity (deficit)	4,337	(1,377)	20,928	23,094	22,606

(1)  Includes $33.0 million and $60.5 million of long-term debt reclassified to current debt due to the Company's inability to remain in compliance with various financial covenants in 2011 and 2009 and a current classification of debt and revolving line of credit in 2012 due to contractual maturity. In 2011, due to the September 2012 maturity of the revolving line of credit, it is classified as current and included as a component of working capital. These amounts are inclusive of debt allocated to discontinued operations.

(2)  Includes non-current borrowings under the Company’s credit facilities including the revolving line of credit (term and revolver, net of current portion); in 2011 and 2009 $33.0 million and $60.5 million of long-term debt was reclassified to current debt, see (1) above. For 2011, due to the September 2012 maturity of the revolving line of credit, it is classified as current and included in working capital. For 2012, due to the June 2013 maturity of the revolving line of credit and term debt, it is classified as current and included in working capital. These amounts are inclusive of debt allocated to discontinued operations.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets of the United States of America, east of the Mississippi River. The Company has historically grown through strategic acquisitions and internal growth prior to the advent of the global economic crisis. Through such growth, the Company had realized regional economies of scale, operational efficiencies, and exposure of its core products to new markets. The Company has acquired fifteen printing companies, eight office products and office furniture companies, one company with a combined emphasis on both printing and office products and office furniture, a paper distribution division (which was subsequently sold in 2001) and a daily newspaper since its initial public offering on January 28, 1993. As a result of various provisions of the Company's applicable credit agreements and as a result of the impact of the global economic crisis, the Company has implemented a number of consolidations and asset dispositions. The Company consolidated its Interform production facility in Bridgeville, Pennsylvania into an existing operation. The Company also consolidated its commercial printing production operation in Cincinnati, Ohio into existing Company facilities in other locations and in December 2012 sold substantially all of the equipment to Graphics International. The Consolidated Graphic Communications ("CGC") operating division was sold to Safeguard Solutions ("Safeguard") in July 2012 and Donihe Graphics, Inc. sold substantially all of its property, plant, and equipment in December 2012 to Graphics International. In June 2013 the Company sold substantially all of the assets of Blue Ridge Printing to BRP Company, Inc. In July 2013 the Company sold substantially all of the assets of the Herald-Dispatch newspaper to HD Media Company, LLC. In the third quarter of 2013 the Company closed its Lexington, Kentucky Chapman Printing Company division but continues to serve this market out of the Chapman Printing Huntington operation.

        The Company's operations comprising its former Consolidated Graphic Communications division, Donihe Graphics division, Blue Ridge Printing division and the Herald-Dispatch Newspaper segment were classified as discontinued operations in the consolidated statements of operations for all periods presented. (see Note 12).

The Company's net revenues consist primarily of sales of commercial printing, business forms, tags, other printed products, document output solutions including rendering, inserting and mailing, office supplies, office furniture, and data products and office design services. The Company recognizes revenues when products are shipped or ownership is transferred and when services are rendered to the customer. The Company's revenues are subject to seasonal fluctuations caused by variations in demand for its products.

The Company's cost of sales primarily consists of raw materials, including paper, ink, pre-press supplies and purchased office supplies, furniture and data products, and manufacturing costs including direct labor, indirect labor and overhead. Significant factors affecting the Company's cost of sales include the costs of paper in printing, office supplies, costs of labor and other raw materials.

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

Restatement of Prior Year: The Company has applied SEC Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 states that registrants must quantify the impact of correcting all misstatements, including both the carryover (iron curtain method) and reversing (rollover method) effects of prior-year misstatements on the current-year financial statements, and by evaluating the error measured under each method in light of quantitative and qualitative factors. Under SAB No. 108, prior-year misstatements which, if corrected in the current year would be material to the current year, must be corrected by adjusting prior year financial statements, even though such correction previously was and continues to be immaterial to the prior-year financial statements. Correcting prior-year financial statements for such “immaterial errors” does not require previously filed reports to be amended. Such corrections will be made the next time the Company files the prior-year financial statements.

    In applying the requirements of SAB No. 108, the Company determined that the warrants issued as a result of the Restated Credit Agreement were freestanding financial instruments and classified these as a component of shareholders' equity. The warrants were initially deemed to be non-deductible for tax purposes therefore the Company had recorded a deferred tax liability in 2012. The Company subsequently determined that the deferred tax liability associated with the warrant issuance should be reflected as an increased tax rate over the term of the debt discount amortization if the warrants were not deductible for tax. Accordingly, the Company's deferred tax asset valuation allowance would increase as a result of the equity classification. Therefore for 2012 the Company has identified approximately $0.4 million or $0.04 per share from continuing operations of non-cash deferred tax adjustments.  Correspondingly the Company's additional paid-in capital is increased $0.4 million and deferred tax liability is decreased $0.4 million. In 2013, the Company determined that the warrants for tax purposes should be treated as original issue discount and be tax deductible and amortized over the life of the Restated Credit Agreement.

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

Cash Flow restatement: The Company has restated the Consolidated Statements of Cash Flows for 2011 to reflect $621,000 of vehicle purchases as cash activities that were previously classified as non-cash activities.

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

The Company determined that it should perform impairment testing of goodwill and intangible assets during the fourth quarter of 2012 and 2011, due, in part, to declines in our stock price, increased volatility in operating results and declines in market transactions in the industry and for goodwill and non-amortizing intangible assets as part of our annual impairment test. The valuation methodology utilized to estimate the fair value of the former newspaper operating segment was based on both the market and income approach. (see interim testing discussion above) The Company then undertook the next step in the impairment testing process by determining the fair value of assets and liabilities within this reporting unit. The implied fair values of goodwill and other intangibles for this reporting unit was less than their carrying amounts based on the analysis by the Company and with assistance of a third party valuation specialist, and therefore an impairment charge was taken. The goodwill and other intangible assets will continue to be amortized for tax purposes over its remaining life in accordance with applicable internal revenue service standards. Management has discussed the development of these estimates with the audit committee of the board of directors. Additionally, the board of directors has reviewed this disclosure and its relation to this MD&A.

The Company has other reporting units with goodwill in the printing and office products and office furniture segment. The Company evaluated these reporting units during the fourth quarter of 2013, 2012 and 2011, and while the estimated fair value of these reporting units has generally declined, the estimated fair value of each of our other reporting units exceeded their carrying values in 2012 and 2011. The Company performed interim impairment testing for goodwill at the printing segment as further discussed herein. In the fourth quarter of 2013 the Company performed a qualitative assessment of the remaining indefinite-lived intangible assets of goodwill associated with the office products and office furniture segment and after assessing in totality various qualitative factors it was determined that it is not more likely than not that the applicable indefinite-lived intangible (goodwill) is impaired. As a result, no additional testing or impairment charges were necessary.

    During the first quarter of 2013 as part of a process of addressing the Company’s debt status with its Previous Secured Lenders as well as first quarter 2013 performance to budget, the Company performed a comprehensive reassessment of its initial fiscal year 2013 budget. The Company as part of this process identified at least one customer in the printing segment from which it anticipated a substantial revenue decline in the second quarter of 2013 and beyond and associated profitability declines in 2013 and beyond. As a result of this process, it was determined that an impairment test between annual impairment tests was warranted for the printing segment as a result of the potential near term challenges facing the Company, anticipated customer specific revenue decreases and softness in the Company’s core West Virginia market. The Company performed Step 1 of the Goodwill impairment test for the printing segment with the assistance of a third party valuation specialist using the income approach and the testing indicated a value less than the carrying value of the segment at January 31, 2013.

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

    During the second quarter of 2012 as part of a restructuring plan submitted to the Company’s secured lenders the Company authorized its investment bankers to initiate an open market transaction process to determine potential alternative transactions in relation to certain asset sales and the sale of a business segment. As a result of this process, it was determined that an impairment test between annual impairment tests was warranted as a result of this transaction analysis. This resulted in the Company’s assessment that the carrying value of the former newspaper segment exceeded the fair value of this segment. The basis of the fair value was a mid-point of value attained as a result of the open market process assessment based on a non- binding letter of intent attained in this process. This resulted in an impairment charge in the second quarter of 2012 of the remaining goodwill of the former newspaper segment of approximately $9.5 million on a pre-tax, non-cash basis. As a result of the interim impairment indicators the Company also assessed the recoverability of property, plant and equipment and amortizing intangibles under the provisions of ASC 360 and determined that there were no charges required as a result of this assessment. The Company also assessed the non-amortizing intangibles of trademark and masthead and with assistance from a third party valuation specialist the Company concluded that through the utilization of an income approach based on the relief from royalty income valuation methodology there was no impairment of this asset at April 30, 2012.

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

                The valuation methodology utilized to estimate the fair value of the former newspaper operating segment was analyzed by the Company with assistance from an independent third party valuation specialist in 2011 utilizing both the market and income approach. The valuation specialist considered three approaches to value referred to as the income approach, the market approach, and the cost approach. The income approach was based on a discounted cash flow methodology, in which expected future free net cash flows to invested capital are discounted to present value, using an appropriate after-tax weighted average cost of capital. The market approach using a guideline company analysis weighs empirical evidence from shares of comparable companies sold in minority transactions on stock exchanges and merger and acquisition analysis, which analyses sales of newspapers in control transactions. The cost approach was not employed due to the fact it was not deemed relevant. The implied fair values of goodwill and other intangibles for this reporting unit was less than the carrying amount for goodwill and trademark and masthead by $8.7 million ($5.4 million net of deferred tax benefit), and therefore an impairment charge in this amount was taken. The goodwill and other intangible assets associated with The Herald-Dispatch continued to be amortized for tax purposes over their remaining life in accordance with applicable Internal Revenue Service standards until their sale in July 2013.

Revenue Recognition: Revenues are recognized when products are shipped or ownership is transferred and when services are rendered to customers. The Company acts as a principal party in sales transactions, assumes title to products and assumes the risks and rewards of ownership including risk of loss for collection, delivery or returns. The Company typically recognizes revenue for the majority of its products upon shipment to the customer and transfer of title. Under agreements with certain customers, custom forms may be stored by the Company for future delivery. In these situations, the Company may receive a logistics and warehouse management fee for the services provided. In these cases, delivery and bill schedules are outlined with the customer and product revenue is recognized when manufacturing is complete and the product is received into the warehouse, title transfers to the customer, the order is invoiced and there is reasonable assurance of collectability. Since the majority of products are customized, product returns are not significant. Therefore, the Company records sales on a gross basis. Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to government authorities. The costs of delivering finished goods to customers are recorded as shipping and handling costs and included in cost of sales of the printing segment. The office products and office furniture shipping and handling costs were approximately $0.5 million for 2013, 2012, and 2011 and are recorded as a component of selling, general, and administrative costs.

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

During 2013, 2012 and 2011, $143,689, $646,670, and $222,044 of bad debt expense was incurred and the allowance for doubtful accounts was $972,778, $1,012,894, and $539,113 of October 31, 2013, 2012 and 2011. The actual write-offs for the periods were $183,805, $172,889, and $580,439 during 2013, 2012 and 2011. General economic conditions and specific geographic and customer concerns are major factors that may affect the adequacy of the allowance and may result in a change in the annual bad debt expense.

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

	Year Ended October 31,
	($ In thousands)
	2013		2012 (Restated)		2011
Revenues:
Printing	$42,670	59.0%	$52,174	59.9%	$52,064	60.1%
Office products and office furniture	29,653	41.0	34,976	40.1	34,546	39.9
Total revenues	72,323	100.0	87,150	100.0	86,610	100.0
Cost of sales:
Printing	30,373	42.0	37,810	43.3	37,748	43.6
Office products and office furniture	21,043	29.1	24,936	28.6	24,521	28.3
Total cost of sales	51,416	71.1	62,746	71.9	62,269	71.9
Gross profit	20,907	28.9	24,404	28.1	24,341	28.1

Selling, general and administrative expenses	19,910	27.5	23,742	27.2	21,579	24.9
Restructuring / asset impairment costs	2,271	3.1	357	0.5	652	0.8
(Loss) income from operations	(1,274)	(1.7)	305	0.4	2,110	2.4
Other income (expense):
Interest expense - related party	(82)	(0.1)	(58)	(0.0)	(65)	(0.1)
Interest expense	(4,204)	(5.8)	(3,112)	(3.6)	(2,944)	(3.4)
Gain on early extinguishment of debt from a related party	-	-	-	-	1,338	1.5
Gain on debt forgiveness	11,118	15.4	-	-	-	-
Other (loss) income	(32)	(0.0)	(13)	(0.0)	50	0.1

Income (loss) from continuing operations before income taxes	5,526	7.8	(2,878)	(3.2)	489	0.5
Income tax benefit (expense)	105	0.1	(11,727)	(13.6)	(211)	(0.2)
Net income (loss) from continuing operations	5,631	7.9	(14,605)	(16.8)	278	0.3
Net income (loss) from discontinued operations	83	0.1	(8,713)	(10.0)	(4,254)	(4.9)
Net income (loss)	$5,714	8.0%	$(23,318)	(26.8)%	$(3,976)	(4.6)%

Year Ended October 31, 2013 Compared to Year Ended October 31, 2012

Revenues

             Consolidated net revenues were $72.3 million for the year ended October 31, 2013 compared to $87.2 million in the prior fiscal year. This change represents a decrease in revenues of approximately $14.8 million. Printing revenues decreased by $9.5 million from $52.2 million in 2012 to $42.7 million in 2013. Office products and office furniture revenue decreased $5.3 million or 15.2% from $35.0 million in 2012 to $29.7 million in 2013. The printing revenue reduction was reflective of decreases at the Company's Merten division in Cincinnati, Ohio. This resulted as part of the Company's restructuring efforts in the third quarter of 2012. The Company also had revenue decreases within it's West Virginia, Kentucky, and Louisiana operations related primarily to softness in the West Virginia market, certain customer specific turnover, sales and other personnel turnover prompted in part by various restructuring actions required by the Former Secured Lenders and general market conditions. The decrease in revenues for the office products and office furniture segment was primarily attributable to lower office furniture sales and office product related sales. The reductions mirrored, in part, the reasons for the sales reductions in the printing segment excluding the impact of Merten.

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

Cost of Sales

              Total cost of sales for the year ended October 31, 2013 was $51.4 million, compared to $62.7 million in the previous year. This change represented a decrease of $11.3 million, or 18.1%, in cost of sales. Printing cost of sales decreased $7.4 million to $30.4 million in 2013 compared to $37.8 million in 2012. Printing cost of sales as a percentage of printing sales decreased to 71.2% as a percent of printing sales in 2013 from 72.5%  in 2012. The decrease in printing cost of sales was primarily attributable to the decrease in printing sales partially offset by improved gross margin percent. Office products and office furniture cost of sales decreased $3.9 million to $21.0 million in 2013 from $24.9 million in 2012. The decrease in office products and office furniture cost of sales is primarily attributable to lower office furniture sales followed by office product related sales. Office products and office furniture cost of sales as a percent of office products and office furniture sales decreased slightly in 2013 from 71.3% in 2012 to 71.0%  in 2013.

.Operating Expenses and Income

              Selling, general and administrative (S,G&A) expenses decreased $3.8 million to $19.9 million in 2013 from $23.7 million in 2012. S,G&A as a percentage of net sales represented 27.5% of net sales in 2013 and 27.2% of net sales in 2012. The decrease in SG&A in total was primarily reflective of lower personnel and related expenses associated in part with various restructuring initiatives implemented by the Company, lower bad debt expense and decreased professional fees. The Company's professional fees decreased as a result of legal fees incurred in 2012 to defend the Company in various legal actions and reduced professional fees incurred by the Company associated with various credit actions including the Restated Credit Agreement in 2012 and the various forbearance agreements in 2012 and 2013. These amounts approximated $1.9 million in 2013 and $2.7 million in 2012. Bad debt expense decreased approximately $0.5 million from 2012 levels primarily associated with specific accounts within one operating division of the printing segment, incurred in the second quarter of 2012.

     In the fourth quarter of 2013 the Company performed a qualitative assessment of the remaining indefinite-lived intangible assets of goodwill associated with the office products and office furniture segment and determined after assessing in totality various qualitative factors it was determined that it is not more likely than not that the applicable indefinite-lived intangible (goodwill) is impaired.

             During the first quarter of 2013 as part of a process of addressing the Company’s debt status with its Previous Secured Lenders as well as first quarter 2013 performance to budget, the Company performed a comprehensive reassessment of its initial fiscal year 2013 budget. The Company as part of this process identified at least one customer in the printing segment from which it anticipated a substantial revenue decline in the second quarter of 2013 and beyond and associated profitability declines in 2013 and beyond. As a result of this process, it was determined that an impairment test between annual impairment tests was warranted for the printing segment as a result of the potential near term challenges facing the Company, anticipated customer specific revenue decreases and softness in the Company’s core West Virginia market. The Company performed Step 1 of the Goodwill impairment test for the printing segment with the assistance of a third party valuation specialist using the income approach and the testing indicated a value less than the carrying value of the segment at January 31, 2013.

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

            The valuation methodology utilized in 2012 to estimate the fair value of the printing, and office products and office furniture operating segment was analyzed by the Company with assistance in part from a valuation specialist utilizing both the market and income approach.  The income approach was based off a discounted cash flow methodology, in which expected future free net cash flows to invested capital are discounted to present value, using an appropriate after-tax weighted average cost of capital.  The market approach using a guideline company analysis weighs empirical evidence from shares of comparable companies sold in minority transactions on stock exchanges and merger and acquisition analysis, which analyses sales of companies control transactions. The fair value exceeded the carrying value for both the printing and office products and office furniture segment in 2012. Therefore, there were no impairment indicators identified by the Company to proceed to step two of the impairment test for 2012.

            The Company also incurred asset impairment charges in 2012 in the printing segment from property, plant and equipment. The 2012 charges are associated with certain long-lived assets held for sale at the Merten Company in Cincinnati, Ohio. The Company recorded an impairment charge in 2012 of $309,000 associated with this equipment. The Company incurred in 2012, $48,000 of severance and other employee related costs at the Merten Company and in 2013 occupancy and equipment related costs of approximately $44,000 associated with Merten.

Segment Operating (Loss) Income

          The printing segment reported an operating loss of $(2.2) million for 2013 and $(1.6) million in 2012. The increase in operating loss was primarily attributable to $2.2 million in pre-tax goodwill impairment charges, partially offset by lower SG&A expenses which were primarily reflective of reduced professional fees resulting in part from provisions related to the Forbearance Agreement, Limited Forbearance Agreement, September Forbearance Agreement, and Restated Credit Agreement (as defined in Note 3) being incurred in 2012. Professional fees decreased approximately $0.8 million in 2013 when compared to 2012. In addition, bad debt expense decreased approximately $0.5 million from 2012 levels primarily associated with specific accounts within one operating division that were incurred in 2012.

         The office products and office furniture segment reported operating profits of $1.0 million, in 2013, compared to $1.9 million, in 2012. This represented a decrease in profitability of $1.0 million or 50.2%. This decrease is primarily the result of lower gross profit contribution on reduced sales partially offset by lower selling, general, and administrative expenses. The sales reductions were primarily associated with furniture sales followed by office products related sales.

Other Income (Expense)

          Other income (expense) increased approximately $10.0 million from an expense of $(3.2) million in 2012 to income of $6.8 million in 2013 primarily due to a pre-tax gain on debt forgiveness in the fourth quarter of 2013 resulting from the terms of the October 2013 Credit Agreement.

   Interest expense increased approximately $1.1 million primarily due to higher interest rates including accrued deferred fee (interest) on Term Loan B and the amortization of debt discount, partially offset by lower average borrowings from the comparable period of the prior year.

Income Taxes

    The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence was the cumulative loss incurred over the four-year period ended October 31, 2013 and over an eight-year period ended October 31, 2013. However, when these losses are adjusted for certain aberrations, rather than continuing conditions, the Company is able to represent that cumulative losses are not present in either the four year look back period or the eight year look back period.

    The Company has excluded debt cancellation from cancellation of debt income (“CODI”) from current income tax liability in 2013 in accordance with applicable Internal Revenue Service guidelines regarding insolvency where the amount of debt cancellation excluded from gross ordinary income is applied to attribute reductions.  The insolvency calculation is based on IRS guidelines associated with liabilities in excess of the fair market value of assets immediately prior to the debt cancellation. The attribute reductions are ordered and reduce net operating losses, various credits, capital losses, and asset basis among other attribute reductions if applicable and necessary. As a result of the CODI exception provided in Internal Revenue Code Section 108 the Company reduced its net operating losses, applicable credits and asset basis in accordance with the applicable ordering rules. The Company had previously fully reserved it's net deferred tax assets which included assets associated with The Herald-Dispatch. As a result of the sale of The Herald-Dispatch and associated Internal Revenue Service Code Regulations associated with losses with respect to transactions between related taxpayers the Company has deemed aggregate gross losses associated with this sale of $32.0 million to be disallowed for federal and state tax purposes. Accordingly, due to the permanent disallowance of these losses the Company has deemed this to be a worthless tax benefit and will write-off the deferred tax asset and valuation allowance accordingly.

    The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company determined in the second quarter of 2012 that, primarily as a result of its inability to enter into an amended credit facility upon the expiration of the Limited Forbearance Agreement on April 30, 2012, as well as the potential for a substantial increase in interest rates and fees coupled with the uncertainty regarding future interest rate increases that the Previous Secured Lenders may impose on the Company that a full valuation allowance of the Company's deferred tax assets, net of deferred tax liabilities, is necessary to measure the portion of the deferred tax asset that more likely than not will not be realized. As a result of the Restated Credit Agreement entered into on October 19, 2012, the Company reassessed its valuation allowance and determined that the relative short term maturity of the Restated Credit Agreement coupled with the increase in interest rates indicated that a full valuation was warranted at October 31, 2012. As a result of the October 2013 Credit Agreement entered into on October 7, 2013 the Company reassessed it's previous determination regarding its valuation allowance and determined that a full valuation was warranted. The Company currently intends to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence related to our sources of future taxable income exists and the Company is better able to identify a longer term solution to our current credit situation. The Company was able to achieve a term note with an approximate eighteen month maturity pursuant to the terms of the October 2013 Credit Agreement. However, the Company's current credit situation is also impacted by liquidity concerns including the current operating environment without a revolving credit facility and the challenges faced with trade credit.  The amount of deferred tax asset considered realizable could be adjusted in future periods based on a multitude of factors, including but not limited to a reassessment of our credit position, and such adjustments may be material to the Consolidated Financial Statements.

    The Company’s effective tax rate for continuing operations for 2013 was a benefit of 1.9% compared to an expense of (407.5)% for 2012. The primary difference in tax rates between 2013 and 2012 and for 2012 between the effective tax rate and the statutory tax rate is a result of the valuation allowance taken against our deferred tax assets in the second quarter of 2012 in the amount of $15.2 million and a valuation allowance increase of an incremental $0.8 million in the third and fourth quarters of 2012. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets. The Company recorded a tax benefit from continuing operations in 2013 resulting from the application of certain provisions of ASC 740 regarding implications of intra-period tax allocations for discontinued operations to maintain financial statement neutrality and to recognize the tax components between continuing operations and discontinued operations on a discrete basis.

Net Income (Loss) (Continuing Operations)

For the reasons set forth above, the Company recorded net income from continuing operations of $5.6 million in 2013 compared to a net loss from continuing operations of $(14.6) million in 2012.

Discontinued Operations

             The net income from discontinued operations was $0.1 million for the year ended October 31, 2013. The Company reported a net loss from discontinued operations for the year ended October 31, 2012 of approximately $(8.7) million. The loss in 2012 was primarily reflective of impairment charges recorded at the newspaper segment partially offset by a $1.6 million pre-tax gain on the sale of CGC to Safeguard. The 2013 results were favorably impacted by a pre-tax gain on the sale of the newspaper segment of $0.5 million, offset by a pre-tax loss on sale in the printing segment of $(0.1) million.

             Earnings from discontinued operations on a pre-tax basis before gain on sale of discontinued operations increased from a loss of $(10.3) million in 2012 to a loss of $(0.3) million in 2013. This resulted primarily from no impairment charges being recorded at the newspaper segment in 2013 compared to $(11.1) in impairment charges at the newspaper segment in 2012 as further discussed below.

    The Company received from Safeguard $3,100,000 in cash at closing with an additional $650,000 paid in the fourth quarter of 2012 resulting from a final settlement of working capital and a hold back amount of $400,000 retained at closing resulting from Safeguard’s verification of the accuracy of seller's representations in the sale agreement, among other conditions. The Company does not believe there will be any further post-closing adjustments and costs associated with the sale of CGC to Safeguard. Discontinued operations results are reflective of results previously included as part of the printing segment and the newspaper segment.

             As a result of reclassifying substantially all of the assets of Donihe as assets from discontinued operations, the Company recorded asset impairment charges of $337,000 in 2012.

    During the second quarter of 2012 as part of a restructuring plan submitted to the Company’s secured lenders the Company authorized its investment bankers to initiate an open market transaction process to determine potential alternative transactions in relation to certain asset sales and the sale of a business segment. As a result of this process, it was determined that an impairment test between annual impairment tests was warranted. This resulted in the Company’s assessment that the carrying value of the newspaper segment exceeded the fair value of the newspaper segment. The basis of the fair value was a mid-point of value attained as a result of the open market process assessment based on a non- binding letter of intent attained in this process. This resulted in an impairment charge in the second quarter of 2012 of the remaining goodwill of the newspaper segment of approximately $9.5 million on a pre-tax, non-cash basis. As a result of the interim impairment indicators the Company also assessed the recoverability of property, plant and equipment and amortizing intangibles under the provisions of ASC 360 and determined that there were no charges required as a result of this assessment. The Company also assessed the non-amortizing intangibles of trademark and masthead and with assistance from a third party valuation specialist the Company concluded that through the utilization of an income approach based on the relief from royalty valuation methodology there was no impairment of this asset at April 30, 2012.

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

Year Ended October 31, 2012 Compared to Year Ended October 31, 2011

Revenues

               Consolidated net revenues were $87.2 million for the year ended October 31, 2012 compared to $86.6 million in the prior fiscal year. This change represented an increase in revenues of approximately $0.5 million. Printing revenues increased by $0.1 million from $52.1 million in 2011 to $52.2 million in 2012. Office products and office furniture revenue increased $0.4 million or 1.2% from $34.5 million in 2011 to $35.0 million in 2012. The increase in revenues for the office products and office furniture segment was primarily attributable to higher sales of office furniture.

Cost of Sales

                 Total cost of sales for the year ended October 31, 2012 was $62.7 million, compared to $62.3 million in the previous year. This change represented an increase of $0.5 million, or 0.8%, in cost of sales. Printing cost of sales increased $0.1 million to $37.8 million in 2012 compared to $37.7 million in 2011. Printing cost of sales as a percentage of printing sales approximated 72.5% as a percent of printing sales in 2012 and 2011. Office products and office furniture cost of sales increased $0.4 million to $24.9 million in 2012 from $24.5 million in 2011. The increase in office products and office furniture cost of sales is primarily attributable to an increase in office products and office furniture sales. Office products and office furniture cost of sales as a percent of office products and office furniture sales increased slightly in 2012 from 71.0% in 2011 to 71.3%  in 2012.

Operating Expenses and Income

                Selling, general and administrative (S,G&A) expenses increased $2.2 million to $23.7 million in 2012 from $21.6 million in 2011. S,G&A as a percentage of net sales represented 27.2% of net sales in 2012 and 24.9% of net sales in 2011. The increase in SG&A in total and as a percent of sales was primarily reflective of increased professional fees resulting in part from provisions related to the Limited Forbearance Agreement, the Forbearance Agreement, the September Forbearance Agreement and the First Amended and Restated Credit Agreement (see Note 3 of the Consolidated Financial Statements) of approximately $2.0 million in 2012 compared to $0.1 million in 2011. The Company's selling, general and administrative expenses also increased as a result of legal fees incurred to defend the Company in various legal actions and legal expenses incurred by the Company to effectuate various credit actions including the Revised Credit and Forbearance Agreements. These amounts approximated $0.5 million in 2012 and $0.1 million in 2011. Bad debt expense increased approximately $0.4 million from 2011 levels primarily associated with specific accounts within one operating division of the printing segment, incurred in the second quarter of 2012.

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

            In 2011, the Company recorded charges related to a restructuring and profitability enhancement plan of approximately $0.6 million. This plan was implemented to effectuate certain key initiatives and was a key provision to the Second Amendment to the Credit Agreement among the Company and its lenders. These actions were taken to comply with the provisions and targeted covenants of the Second Amendment to the Credit Agreement and to address the impact of the global economic crisis on the Company. The charges incurred in 2011 also related to revisions in targeted cash flows related to sublease rentals and revised estimates of remaining facility related costs. The Company believed the economic environment had contributed to the inability to achieve sublease rentals as originally forecasted. The Company incurred these additional charges related to revised estimates for aggregate facility exposure costs including rent, taxes, insurance and maintenance related costs. The aggregate charges associated with this restructuring adjustment totaled approximately $0.6 million in 2011. The costs primarily related to excess facility and maintenance costs primarily associated with operating leases, inventory costs and costs associated with streamlining production and personnel. The Company incurred $48,000 in 2012 associated with efforts by the Company to improve operating efficiency and pursuant to the Company's restructuring plan submitted to the secured lenders in the second quarter of 2012. The Company may incur additional costs in future periods to address the ongoing and fluid nature of the economic crisis, and may incur costs pursuant to certain initiatives being reviewed in accordance with the provisions of the Restated Credit Agreement.

         The implementation of the restructuring and profitability enhancement plan did not have a material impact on the Company's future liquidity position. The costs associated with the restructuring and profitability enhancement plan were primarily recorded in the restructuring charges line item as part of operating income. Inventory was recorded as a component of the cost of sales and aggregated approximately $30,000 for 2011.

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

Segment Operating Income (loss)

    The printing segment reported an operating loss of $(1.6) million for 2012 and $(0.3) million in 2011. The increase in operating loss was primarily attributable to higher SG&A expenses which were primarily reflective of increased professional fees resulting in part from provisions related to the Forbearance Agreement, Limited Forbearance Agreement, September Forbearance Agreement, and Restated Credit Agreement (as defined in Note 3) Professional fees increased approximately $1.9 million in 2012 when compared to 2011. In addition, bad debt expense increased approximately $0.4 million from 2011 levels primarily associated with specific accounts within one operating division.

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

Other Income (Expense)

    Other expense increased approximately $1.6 million from $(1.6) million in 2011 to $(3.2) million in 2012 primarily due to a pre-tax gain on early extinguishment of debt to a related party recorded in the third quarter of 2011.

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

Income Taxes

    The Company’s effective tax rate for 2012 and 2011 was an expense of (407.5%) in 2012 and an expense of (43.2%) in 2011. The primary difference in tax rates between 2012 and 2011 and for 2012 between the effective tax rate and the statutory tax rate is a result of the valuation allowance taken against our deferred tax assets in the second quarter of 2012 in the amount of $15.2 million and a valuation allowance increase of $0.8 million in the third and fourth quarters of 2012. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets and intra-period tax allocations resulting in allocating annual income tax provision among continuing and discontinued operations.

    The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets, including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company had determined, primarily as a result of its inability to enter into an amended credit facility upon the expiration of the Limited Forbearance Agreement on April 30, 2012, as well as the potential for a subsequent increase in interest rates coupled with the uncertainty regarding future rate increases that the secured lenders may impose on the Company that a full valuation allowance was necessary to measure the portion of the deferred tax asset that more likely than not will not be realized. As a result of the Restated Credit Agreement entered into on October 19, 2012, the Company reassessed its valuation allowance and determined that the relative short term maturity of the Restated Credit Agreement coupled with the increase in interest rates that a full valuation was warranted at October 31, 2012. The Company currently intends to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence related to our sources of future taxable income exists and the Company is better able to identify a longer term solution to our current credit situation with our secured lenders. Therefore, the amount of deferred tax asset considered realizable, could be adjusted in future periods based on a multitude of factors including but not limited to a refinancing of the Company’s existing credit agreement with our secured lenders.

Net (Loss) Income (Continuing Operations)

For the reasons set forth above, the Company recorded a net loss from continuing operations of $(14.6) million in 2012 compared to a net income from continuing operations of $0.3 million in 2011.

Discontinued operations

             The net loss from discontinued operations was $(8.7) million for the year ended October 31, 2012 is primarily attributable to losses associated with the newspaper segment including pre-tax impairment charges associated with goodwill and other intangible assets of $(11.1) million partially offset by a pre-tax gain recorded as a result of the sale of CGC to Safeguard of approximately $1.6 million. The Company reported a net loss from discontinued operations for the year ended October 31, 2011 of approximately $(4.3) million. The net loss in 2011 was primarily attributable to losses associated with the newspaper segment including pre-tax impairment charges associated with goodwill and other intangible assets of $(8.7) million.

     Loss from discontinued operations on a pre-tax basis before gain on sale of discontinued operations increased from a loss of $(6.7) million in 2011 to a loss of $(10.3) million in 2012. This resulted primarily from increased newspaper segment impairment charges in 2012 when compared to 2011.

    The Company received from Safeguard $3,100,000 in cash at closing with an additional $650,000 paid in the fourth quarter of 2012 resulting from a final settlement of working capital and a hold back amount of $400,000 retained at closing resulting from Safeguard’s verification of the accuracy of seller's representations in the sale agreement, among other conditions. The Company does not believe there will be any further post-closing adjustments and costs associated with the sale of CGC to Safeguard. Discontinued operations results are reflective of results previously included as part of the printing segment and newspaper segments.

             As a result of reclassifying substantially all of the assets of Donihe as assets from discontinued operations, the Company recorded asset impairment charges of $337,000 in 2012.

    During the second quarter of 2012 as part of a restructuring plan submitted to the Company’s secured lenders the Company authorized its investment bankers to initiate an open market transaction process to determine potential alternative transactions in relation to certain asset sales and the sale of a business segment. As a result of this process, it was determined that an impairment test between annual impairment tests was warranted. This resulted in the Company’s assessment that the carrying value of the newspaper segment exceeded the fair value of the newspaper segment. The basis of the fair value was a mid-point of value attained as a result of the open market process assessment based on a non- binding letter of intent attained in this process. This resulted in an impairment charge in the second quarter of 2012 of the remaining goodwill of the newspaper segment of approximately $9.5 million on a pre-tax, non-cash basis. As a result of the interim impairment indicators the Company also assessed the recoverability of property, plant and equipment and amortizing intangibles under the provisions of ASC 360 and determined that there were no charges required as a result of this assessment. The Company also assessed the non-amortizing intangibles of trademark and masthead and with assistance from a third party valuation specialist the Company concluded that through the utilization of an income approach based on the relief from royalty valuation methodology there was no impairment of this asset at April 30, 2012.

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

             The valuation methodology utilized to estimate the fair value of the newspaper operating segment was analyzed by the Company with assistance from an independent third party valuation specialist in 2011 utilizing both the market and income approach.  The valuation specialist considered three approaches to value referred to as the income approach, the market approach, and the cost approach. The income approach was based on a discounted cash flow methodology, in which expected future free net cash flows to invested capital are discounted to present value, using an appropriate after-tax weighted average cost of capital.  The market approach using a guideline company analysis weighs empirical evidence from shares of comparable companies sold in minority transactions on stock exchanges and merger and acquisition analysis, which analyses sales of newspapers in control transactions. The cost approach was not employed due to the fact it was not deemed relevant. The implied fair values of goodwill  and other intangibles for this reporting unit was less than the carrying amount for goodwill and trademark and masthead by $8.7 million ($5.4 million net of deferred tax benefit), and therefore an impairment charge in this amount was taken. The goodwill and other intangible assets will continue to be amortized for tax purposes over their remaining life in accordance with applicable Internal Revenue Service standards.

 LIQUIDITY AND CAPITAL RESOURCES
              The Company incurred substantial indebtedness as a result of the acquisition of The Herald-Dispatch in September of 2007. The country entered a recession in December of 2007 and the residual effects of the recession have continued within the former newspaper and the printing segments of the Company. The debt was structured as a cash flow credit, which typically indicates that the primary repayment source for debt will be income from operations in lieu of a collateral based loan. The Company had continued to service its debt and has made every scheduled payment of principal and interest, including during various periods, default interest. In addition, the Company had paid substantial sums for fees to the secured lenders as well as to various advisors pursuant to applicable credit and credit related agreements. The Company had paid approximately $65.6 million in principal through September 30, 2013 to the Previous Secured Lenders. Thus, the Company had demonstrated the ability to generate cash flow and has continued to service its debt commitments under the most difficult conditions in recent history.

    In the fourth quarter of 2013 the Previous Secured Lenders sold the outstanding credit commitments representing substantially all of the Company's debt to Big 4 Investments, LLC ("Big 4") a private company. As a result of this sale the Company simultaneously entered into a new credit facility with Big 4 under the terms of the October 2013 Credit Agreement.

              Prior to the October 2013 Credit Agreement the Company operated under the provisions of the May 2013 Forbearance Agreement effective May 31, 2013 which expired September 30, 2013 as amended August 28, 2013. The May 2013 Forbearance Agreement required the Company to achieve a multitude of targeted goals and covenants to remain in compliance. Many of these requirements were beyond the control of the Company although at the date of the agreement, the Company determined there was at least a reasonable possibility of achieving compliance through the September 30, 2013 contractual maturity date. The Company was also required, under the terms of the May 2013 Forbearance Agreement, to comply with financial covenants, which are non-GAAP financial measures. Prior to the October 2013 Credit Agreement and primarily as a result of the credit situation with the Previous Secured Lenders there was significant uncertainty about our ability to operate as a going concern. In recent years, the Company operated for extended periods both in default and under forbearance agreements as it navigated its way through the continued challenges and residual effects of the global economic crisis. The Company believes that there has been a fundamental shift in the way in which financial institutions, in general, evaluate cash flow credits and that the amount of leverage in which the financial institutions are willing to lend has decreased generally over the last several years. In addition, two of the Company’s operating segments, specifically the printing segment and newspaper segment (now classified as a discontinued operation), have declined both internally and on a macro basis both during the recession and post-recession. Therefore, even though the Company has reduced its borrowings in accordance with contractually scheduled amortizations, the Previous Secured Lenders had expressed a desire to have lower leverage associated with various earnings measures related to funded indebtedness. The end result of these actions was the Company was impacted operationally and financially by the numerous actions required in part as a result of the numerous Credit and Forbearance Agreements with the Previous Secured Lenders. These actions strained resources operationally and financially including trade vendor challenges. Therefore, three primary dynamics have faced the Company: lower earnings, two operating segments that have faced secular hurdles and what the Company believes to be a changed credit culture regarding cash flow type loans and the residual impact of the Previous Secured Lender credit requirements on our current operations.

   The Company's October 2013 Credit Agreement expires April 1, 2015. The Company intends to primarily focus its efforts operationally after an extended period of challenges with the Previous Secured Lenders. The Company also intends to identify options regarding a longer term financing solution for its existing debt and evaluating liquidity options that may be available.

    As a result of the Company’s current credit situation and the challenges within the economic climate faced by the Company, the Company faces substantial liquidity related challenges for fiscal 2014 and beyond. The liquidity factors we face include:

· Implementation of an operating plan to rationalize and improve our cost and operating structure.
· Management of our receipts and disbursements to improve days sales outstanding for trade receivables and manage our days outstanding for trade payables as well as maintain our trade credit availability.
· Managing our credit relationships.
· Carefully monitor capital expenditures to assure cash flow is maximized.
· Manage our customer relationships in light of the ongoing credit challenges faced by the Company
· The potential for our interest costs and other credit related expenses to exceed our ability to generate sufficient cash to meet other obligations including scheduled principal amortization payments to secured lenders.
· The scheduled maturity of the Company’s Credit Facilities on April 1, 2015.
· Operating the company on a working capital basis without a revolving line of credit.

    As of October 31, 2013, the Company had a $1.4 million book cash balance, compared with October 31, 2012 when the Company had a $1.8 million book cash balance. The working capital deficit as of October 31, 2012 was $(13.6) million, and working capital of $5.7 million at October 31, 2013. The working capital deficit in 2012 was primarily associated with contractual maturities of debt.

    The Company had historically used cash generated from operating activities and debt to finance capital expenditures. Management plans to continue making required investments in equipment based on available liquidity. For the foreseeable future, including through Fiscal 2014, the Company's ability to fund operations, meet debt service requirements and make planned capital expenditures is contingent on  the Company's ability to manage its working capital and to maintain sufficient trade credit availability. The Company does not currently believe it will generate sufficient cash flow from operations to meet both scheduled principal and interest payments and pay off the entire credit facility which matures April 1, 2015 and anticipates the need to refinance the October 2013 Credit Agreement prior to maturity.

    The Company prior to the October 2013 Credit Agreement had available a line of credit which was subject to various Credit and Forbearance Agreement provisions as well as borrowing base limitations and reserves and minimum excess availability thresholds pursuant to applicable agreements.

    The Company, various Company subsidiaries, as Guarantors, Marshall T. Reynolds, as shareholder and Big 4 Investments, LLC (“Administrative Agent and Lender”) as Lender and Administrative Agent entered into a Third Amended and Restated Credit Agreement dated October 7, 2013. Administrative Agent and Lender purchased the Company’s outstanding syndicated debt from Fifth Third Bank and the other Lenders (“Previous Secured Lenders”) for a price of $10.0 million. The Administrative Agent and Lender then simultaneously entered into the October 2013 Credit Agreement with the Company pursuant to the provisions of Term Note A for $10.0 million and related Guaranty Agreement and Stock Pledge and Security Agreement all dated October 7, 2013. The indebtedness immediately prior to the note sale reflected a balance pursuant to the Loan Purchase Agreement between Administrative Agent and Lender and the Previous Secured Lenders of approximately $19.9 million representing Term Loan A, Term Loan B and Revolving Loans plus accrued deferred fee and accrued interest of approximately $1.2 million.

   The October 2013 Credit Agreement and related Term Note A, Guaranty Agreement and Stock Pledge and Security Agreement as further described herein amended various provisions of the Restated Credit Agreement dated October 19, 2012, including but not limited to:

•	October 2013 Credit Agreement maturity of April 1, 2015.
•	Existing debt restructured from Term Loan A, Term Loan B, and Revolving Credit Facility to Term Note A in the amount of $10,000,000.
•	The Company's debt will not have a revolving credit facility component.
•	Interest rate at the Wall Street Journal prime rate of interest plus two percent.
•	Principal payments due monthly at $50,000 per month.
•	$500,000 maturity or prepayment premium.
•	Financial covenant of maximum capital expenditures of $3,000,000 during any fiscal year.
•	Personal guaranty of Marshall T. Reynolds.
•	Stock Pledge and Security Agreement providing a third party credit enhancement to support the credit facility underwritten by the Administrative Agent.
•
In consideration for the personal Guaranty Agreement of Marshall T. Reynolds and Stock Pledge and Security Agreement, the warrants held by the Previous Secured Lenders were assigned to Marshall T. Reynolds. The warrants represent $0.001 per share warrants issued for up to 30% (on a post-exercise basis) of the outstanding common stock of the Company in the form of non-voting Class B common stock and associated Investor Rights Agreement.

    The Company reviewed applicable GAAP and determined that extinguishment accounting should be applied in relation to the October 2013 Credit Agreement.

    As of October 31, 2013 the Company had contractual obligations in the form of leases and debt as follows:

Payments Due by Fiscal Year
Contractual Obligations	2014	2015	2016	2017	2018	Residual	Total

Non-cancelable operating leases	$695,409	$363,873	$349,849	$289,939	$195,132	$90,087	$1,984,289

Term debt	902,565	9,987,716	-	-	-	-	10,890,281

Capital lease obligations	13,817	14,670	15,574	12,319	-	-	56,380

Debt discounts	-	(477,387)	-	-	-	-	(477,387)

Notes payable - related party	-	2,500,000	-	-	-	-	2,500,000

	$1,611,791	$12,388,872	365,423	$302,258	$195,132	$90,087	$14,953,563

                 The Company believes exposure reasonably possible for current legal proceedings is not greater than $0.4 million and may be substantially lower than this amount as of October 31, 2013. The Company expenses legal fees as incurred and therefore the Company may incur legal fees to defend itself in the future and these fees may be material to the Company’s Consolidated Financial Statements in a particular period.

Cash Flows from Operating Activities (continuing operations)

Cash flows from operating activities for the years ended October 31, 2013, 2012 and 2011 were $6.0 million, $3.8 million, and $1.2 million. The increase in cash flows from operating activities for fiscal 2013 compared to 2012 was primarily associated with timing changes in assets and liabilities. The increase in cash flows from operating activities for fiscal 2012 compared to 2011 was primarily associated with timing changes in assets and liabilities.

Cash Flows from Investing Activities (continuing operations)

Cash provided by (used in) investing activities were $0.5 million, $(0.4) million, and $(0.9) million for the years ended October 31, 2013, 2012 and 2011. Cash flows used in investing activities decreased in 2012 from 2011 due to a decrease in purchases of property and equipment. The cash provided by investing activities in 2013 was primarily related to net proceeds from the sale of substantially all of the property and equipment of Merten.

Cash Flows from Financing Activities (continuing operations)

Net cash flows used in financing activities for the years ended October 31, 2013, 2012 and 2011 were $(7.2) million, $(5.6) million, and $(5.9) million. During 2013, 2012, and 2011, the primary use of cash was for term debt payments for syndicated debt to the Previous Secured Lenders. The remaining activity in 2013 and 2012 was associated with various fees incurred for credit related agreements and in, 2012 for changes in negative book cash balances. In 2012, the Company also paid down syndicated term debt with proceeds of $2.5 million from issuing subordinated debt to a related party.

The Company's indebtedness also decreased due to debt forgiveness of approximately $9.9 million, which is included as a component of operating activities inclusive of forgiveness of interest and accrued deferred fee aggregating $11.1 million (aggregate total inclusive of interest and accrued deferred fee).

Cash Flows from Discontinued Operations

               The Company has reported cash flows from discontinued operations as discrete single items of operating, investing and financing activities.

               Net cash provided by operating activities of discontinued operations were $0.4 million, $4.2 million and $5.8 million in 2013, 2012, and 2011.

               Net cash provided by (used in) investing activities of discontinued operations were $11.0 million, $3.6 million and $(0.2) in 2013, 2012, and 2011. In 2012, the Company sold its CGC operating division for $3,750,000, the proceeds of which were used to pay debt. In 2013, the Company sold Blue Ridge Printing, Donihe and the Herald-Dispatch for proceeds net of selling costs and certain other expenses of approximately $11.0 million. Blue Ridge Printing was sold to investors that included the current division manager Bruce Fowler and the son of director Glenn W. Wilcox. The Herald-Dispatch was sold to an entity which included as an investor Mr. Douglas Reynolds, son of Chairman & CEO Marshall T. Reynolds.

               Net cash used in financing activities of discontinued operations were $(11.1) million, $(3.8) million, and $0.0 million for 2013, 2012, and 2011. The net cash used in financing activities represented debt payments from the sale of CGC in 2012 and the debt payments from the sales related to Donihe, Blue Ridge and The Herald-Dispatch in 2013. The various asset sales were requirements of the Previous Secured Lenders with the resulting impact being anticipated reductions in future cash flow from operations offset by improved cash flow metrics related to investing and financing activities coupled with the 2013 benefit from debt forgiveness.

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

                  Our business is subject to seasonal fluctuations that we expect to continue to be reflected in our operating results in future periods. Other factors that affect our quarterly revenues and operating results may be beyond our control, including changes in the pricing policies of our competitors, the hiring and retention of key personnel, wage and cost pressures, distribution costs and general economic factors.

  NEWLY ISSUED ACCOUNTING STANDARDS

            Effective July 1, 2009, changes to the ASC are communicated through an ASU. As of December 23, 2013, the FASB has issued ASU’s 2009-01 through 2013-12. The Company reviewed each ASU and determined that they will not have a material impact on the Company’s financial position, results of operations or cash flows, other than related disclosures to the extent applicable.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's debt is primarily variable rate debt and therefore the interest expense would fluctuate based on interest volatility. The Company is exposed to market risk in interest rates primarily related to our interest bearing debt based on the prime rate. The Company does not currently utilize derivative financial instruments to manage market risk.

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
Todd R. Fry
Senior Vice President and Chief Financial Officer

PART III

ITEM 10 - DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to the directors and corporate governance of the Company is contained under the captions “Election of Directors”, “Meetings, Committees and Attendance”, “Section 16a Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement, expected to be dated February 15, 2014, with respect to the Annual Meeting of Shareholders to be held on March 17, 2014, which will be filed pursuant to Regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference. Certain information concerning executive officers of the Company appears in “EXECUTIVE OFFICERS OF CHAMPION” at Part I of this report.

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this Item is contained under the captions "Executive Compensation" including "Compensation Discussion and Analysis", "Compensation Committee Report", "Summary Compensation Table", "Outstanding Equity Awards at Fiscal Year End" and "Director Compensation" in the Company’s definitive Proxy Statement, expected to be dated February 15, 2014, with respect to the Annual Meeting of Shareholders to be held on March 17, 2014, which will be filed pursuant to Regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item is contained under the captions “Equity Compensation Plan Information” and “Ownership of Shares” in the Company’s definitive Proxy Statement, expected to be dated February 15, 2014, with respect to the Annual Meeting of Shareholders to be held on March 17, 2014, which will be filed pursuant to Regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item is contained under the captions “Transactions with Directors, Officers and Principal Shareholders” and "Meetings, Committees and Attendance" in the Company’s definitive Proxy Statement, expected to be dated February 15, 2014, with respect to the Annual Meeting of Shareholders to be held on March 17, 2014, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

                 The information called for by this Item is contained under the caption “Independent Auditors” in the Company’s definitive Proxy Statement, expected to be dated February 15, 2014, with respect to the Annual Meeting of Shareholders to be held on March 17, 2014, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

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

(3)	3.1	Articles of Incorporation	Articles of Amendment to Articles of Incorporation dated December 7, 2012, filed as Exhibit 3.1 to Form 10-K dated January 21, 2013, filed on January 29, 2013, is incorporated herein by reference.

	3.2	Articles of Incorporation of Registrant
(Reflecting amendments through December 7, 2012) [For SEC reporting compliance purposes only - not filed with West Virginia Secretary of State], filed as Exhibit 3.2 to Form 10-K dated January 21, 2013, filed on January 29, 2013, is incorporated herein by reference.

	3.3	By Laws	Filed as Exhibit 3.2 to Form 10-K dated January 21, 2008, filed on January 25, 2008, incorporated herein by reference.

(4)		Instruments defining the rights of security holders, including debentures.	See Exhibit 3.2 above.

	4.1	Specimen Warrant Certificate	Filed as Exhibit 4.1 to Form 10-K dated January 21, 2013, filed on January 29, 2013, incorporated herein by reference.

(10)	Material Contracts
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

Asset Purchase Agreement by and among Safeguard Acquisitions, Inc., Interform Corporation and Champion Industries, Inc. dated July 2, 2012, filed as Exhibit 10.1 to Form 10-K dated January 29, 2013, is incorporated herein by reference.

Asset Purchase Agreement by and between Donihe Graphics, Inc., The Merten Company and Graphics International, LLC dated November 30, 2012, filed as Exhibit 10.2 to Form 10-K dated January 29, 2013, is incorporated herein by reference.

Real Estate Purchase Agreement by and between Donihe Graphics, Inc. and Graphics International, LLC dated December 4, 2012, filed as Exhibit 10.3 to Form 10-K dated January 29, 2013, is incorporated herein by reference.

First Limited Forbearance and Waiver Agreement and First Amendment to Amended and Restated Credit Agreement is entered into as of May 31, 2013by and among Champion Industries, Inc. (the “Borrower”), Mr. Marshall Reynolds, individually (the “Shareholder”), each of the undersigned Guarantors (“Guarantors”), the Lenders party hereto, and Fifth Third Bank, an Ohio banking corporation, as L/C Issuer and Administrative Agent for the Lenders (in such capacity, the “Administrative Agent” filed as exhibit 10.1 to Form 8-K dated May 31, 2013, is incorporated herein by reference.

First Amendment to First Limited Forbearance and Waiver Agreement and Second Amendment to Amended and Restated Credit Agreement, is made and entered into as of August 28, 2013, by and among Champion Industries, Inc., a West Virginia corporation (the “Borrower”), Mr. Marshall Reynolds, individually (the “Shareholder”), each of the undersigned Guarantors (“Guarantors”), the Lenders party hereto, and Fifth Third Bank, an Ohio banking corporation, as L/C Issuer and Administrative Agent for the Lenders (in such capacity, the “Administrative Agent” and together with the Lenders and L/C Issuer, the “Lender Parties”), filed as Exhibit 10.1 to Form 8-K dated August 29, 2013, is incorporated herein by reference.

Third Amended and Restated Credit Agreement is entered into as of October 7, 2013, by and among Champion Industries, Inc. (the “Borrower”), the various Borrower subsidiaries party hereto (“Guarantors”), Big 4 Investments, LLC, a Louisiana limited liability company, as “Lender”, Marshall T. Reynolds (“Shareholder”), and Big 4 Investments, LLC, a Louisiana limited liability company, as “Administrative Agent” filed as Exhibit 10.1 to Form 8-K dated October 08, 2013, is incorporated herein by reference.

Term Note A entered into as of October 7, 2013 by and among Champion Industries, Inc., a West Virginia corporation (the “Borrower”), and Big 4 Investments, LLC, a Louisiana limited liability company (the “Successor Lender”) filed as Exhibit 10.2 to Form 8-K dated October 08, 2013, is incorporated herein by reference.

Guaranty Agreement entered into as of October 7, 2013 by and among Big 4 Investments, LLC, a Louisiana limited liability company (the "Lender"), Champion Industries, Inc., a West Virginia corporation (the "Borrower"), and Marshall T. Reynolds (the "Guarantor") filed as Exhibit 10.3 to Form 8-K dated October 08, 2013, is incorporated herein by reference.

Stock Pledge and Security Agreement entered into as of October 7, 2013, by and among Marshall T. Reynolds, a West Virginia resident (the "Debtor"), Douglas V. Reynolds, a West Virginia resident (an “Hypothecator” and collectively as “Hypothecators”), Jack M. Reynolds, a West Virginia resident (an “Hypothecator” and collectively as “Hypothecators”), Big 4 Investments, LLC, a Louisiana limited liability company, (the "Secured Party") filed as Exhibit 10.4 to Form 8-K dated October 08, 2013, is incorporated herein by reference.

Asset Purchase Agreement between BRP Company, Inc. and 544 Haywood Rd., LLC and Blue Ridge Printing Co., Inc. and CHMP Leasing, Inc. and Champion Industries, Inc. dated June 24, 2013, filed as Exhibit 10.1 to Form 10-Q dated September 13, 2013, is incorporated herein by reference.

Asset Purchase Agreement by and among HD Media Company, LLC, Champion Publishing, Inc. and Champion Industries, Inc. effective as of July 12, 2013, filed as Exhibit 10.2 to Form 10-Q dated September 13, 2013, is incorporated herein by reference.

(10.1)	Side Letter Agreement	By and among Fifth Third Bank, Champion Industries, Inc., and Marshall T. Reynolds dated October 19, 2012, filed as Exhibit 10.3 to Form 8-K dated June 06, 2013.

(10.2)	Side Letter Agreement	By and among Fifth Third Bank, Champion Industries, Inc., and Marshall T. Reynolds dated May 31, 2013, filed as Exhibit 10.2 to Form 8-K dated June 06, 2013.

(14)	Code of Ethics
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

(c)  Financial Statement Schedules - Filed as separate section on page F-50.

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

Date: January 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.
SIGNATURE AND TITLE	DATE

/s/ Gregory D. Adkins	January 20, 2014
Gregory D. Adkins, Controller

/s/ Louis J. Akers	January 20, 2014
Louis J. Akers, Director

/s/ Philip E. Cline	January 20, 2014
Philip E. Cline, Director

/s/ Todd R. Fry	January 20, 2014
Todd R. Fry, Senior Vice President and Chief Financial Officer

/s/ Harley F. Mooney, Jr.	January 20, 2014
Harley F. Mooney, Jr., Director

/s/ A. Michael Perry	January 20, 2014
A. Michael Perry, Director

/s/ Marshall T. Reynolds	January 20, 2014
Marshall T. Reynolds, Director, Chairman of the Board and Chief Executive Officer

/s/ Neal W. Scaggs	January 20, 2014
Neal W. Scaggs, Director

/s/ Glenn W. Wilcox, Sr.	January 20, 2014
Glenn W. Wilcox, Sr., Director

Champion Industries, Inc.

Audited Consolidated Financial Statements and Schedule

October 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Shareholders
Champion Industries, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Champion Industries, Inc. and Subsidiaries (the “Company”) as of October 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended October 31, 2013.  Our audits also included the financial statement schedule in the index on page F-50 as required for Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when consolidated in relation to the basic consolidated financial statements taken as a whole, presents fairly in material respects the information set forth therein.

As more fully discussed in Note 12 to the consolidated financial statements, the Company sold its newspaper segment on July 12, 2013.  As further discussed in Note 3 to the consolidated financial statements, on October 7, 2013, a third party purchased the Company’s outstanding syndicated debt from its lenders for $10.0 million. As a result, the Company recorded a gain on debt forgiveness of approximately $11.1 million on a pre-tax, non-cash basis.
ARNETT FOSTER TOOTHMAN PLLC

Charleston, West Virginia
January 29, 2014

101 Washington Street East │P.O. Box 2629
Charleston, WV 25301
304.346.0441 │ 800.642.2601

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	October 31,
	2013	2012
Current assets:
Cash and cash equivalents	$1,428,542	$1,844,797
Accounts receivable, net of allowance of $973,000 and $1,013,000	9,612,826	10,229,562
Inventories	4,884,579	5,764,803
Other current assets	423,441	370,103
Current portion assets held for sale/discontinued operations (see Note 12)	493,304	14,894,820
Total current assets	16,842,692	33,104,085

Property and equipment, at cost:
Land	1,254,195	1,254,195
Buildings and improvements	4,988,229	5,263,187
Machinery and equipment	34,334,909	36,983,005
Equipment under capital lease	72,528	72,528
Furniture and fixtures	3,654,353	3,716,457
Vehicles	2,526,038	2,827,620
	46,830,252	50,116,992
Less accumulated depreciation	(38,961,412)	(40,559,463)
	7,868,840	9,557,529

Goodwill	1,230,485	3,457,322
Deferred financing costs	218,824	324,692
Other intangibles, net of accumulated amortization	1,308,249	1,447,848
Other assets	61,532	75,115
	2,819,090	5,304,977
Total assets	$27,530,622	$47,966,591

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	October 31,
	2013	2012 (Restated)
Current liabilities:
Notes payable, line of credit net of discontinued operations (see Note 3)	$-	$7,001,730
Accounts payable	6,925,532	3,123,544
Accrued payroll and commissions	767,638	1,023,827
Taxes accrued and withheld	745,658	833,969
Accrued expenses	1,785,035	2,263,853
Current portion liabilities held for sale/discontinued operations (see Note 3 and Note 12)	315	15,117,257
Debt discount (see Note 3)	-	(1,287,527)
Notes payable (see Note 3)	902,565	18,600,352
Capital lease obligations (see Note 3)	13,817	13,014
Total current liabilities	11,140,560	46,690,019

Long-term debt, net of current portion:
Notes payable (see Note 3)	9,494,727	99,291
Notes payable - related party (see Note 3)	2,500,000	2,500,000
Debt discount (see Note 3)	(477,387)	-
Capital lease obligations (see Note 3)	42,563	52,705
Long-term portion liability held for sale/discontinued operations (see Note 3 and Note 12)	492,989	0
Other liabilities	150	1,950
Total liabilities	23,193,602	49,343,965

Shareholders’ equity (deficit):
Common stock, $1 par value, 20,000,000 Class A voting shares authorized; 11,299,528 shares issued and outstanding	11,299,528	11,299,528
Common Stock, Class B nonvoting stock, $1 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Additional paid-in capital	24,279,179	24,279,179
Retained deficit	(31,241,687)	(36,956,081)
Total shareholders’ equity (deficit)	4,337,020	(1,377,374)
Total liabilities and shareholders’ equity (deficit)	$27,530,622	$47,966,591

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended October 31,
	2013	2012 (Restated)	2011
Revenues:
Printing	$42,669,468	$52,174,544	$52,063,138
Office products and office furniture	29,653,707	34,975,487	34,545,733
Total revenues	72,323,175	87,150,031	86,608,871

Cost of sales:
Printing	30,372,770	37,810,157	37,747,060
Office products and office furniture	21,043,755	24,935,766	24,521,153
Total cost of sales	51,416,525	62,745,923	62,268,213

Gross profit	20,906,650	24,404,108	24,340,658

Selling, general and administrative expenses	19,910,369	23,742,296	21,579,096
Asset impairments/restructuring charges	2,270,685	357,172	652,150
(Loss) income from operations	(1,274,404)	304,640	2,109,412

Other income (expense):
Interest expense - related party	(82,378)	(57,733)	(65,316)
Interest expense	(4,202,774)	(3,111,845)	(2,943,572)
Gain on early extinguishment of debt from a related party	-	-	1,337,846
Gain on debt forgiveness	11,118,069	-	-
Other	(32,207)	(13,118)	50,410
	6,800,710	(3,182,696)	(1,620,632)
Income (loss) from continuing operations before income taxes	5,526,306	(2,878,056)	488,780
Income tax benefit (expense)	105,146	(11,727,095)	(211,323)
Net income (loss) from continuing operations	5,631,452	(14,605,151)	277,457
Net income (loss) from discontinued operations	82,942	(8,712,624)	(4,253,500)
Net income (loss)	$5,714,394	$(23,317,775)	$(3,976,043)

Earnings (loss) per share:
Basic income (loss) from continuing operations	$0.50	$(1.29)	$0.03
Basic income (loss) from discontinued operations	0.01	(0.77)	(0.41)
Total basic earnings (loss) per common share	$0.51	$(2.06)	$(0.38)

Diluted income (loss) from continuing operations	$0.35	$(1.29)	$0.03
Diluted income (loss) from discontinued operations	0.01	(0.77)	(0.41)
Total diluted earnings (loss) per common share	$0.36	$(2.06)	$(0.38)

Weighted average shares outstanding:
Basic	11,300,000	11,300,000	10,362,000
Diluted	16,114,000	11,300,000	10,362,000

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficit)

			Additional
			Paid-In	Retained	Other
	Common Stock		Capital	(Deficit)	Comprehensive
	Shares	Amount	(Restated)	(Restated)	(Loss) Income	Total
Balance, October 31, 2010 (Restated)	9,987,913	$9,987,913	$22,768,610	$(9,662,263)	$-	$23,094,260

Stock Issuance	1,311,615	1,311,615	498,414	-	-	1,810,029
Comprehensive loss:
Net loss for 2011	-	-	-	(3,976,043)	-	(3,976,043)
Total comprehensive loss	-	-	-	(3,976,043)	-	(3,976,043)
Balance, October 31, 2011	11,299,528	$11,299,528	$23,267,024	$(13,638,306)	$-	$20,928,246

Comprehensive loss:
Net loss for 2012	-	-	-	(23,317,775)	-	(23,317,775)
Total comprehensive loss	-	-	-	(23,317,775)	-	(23,317,775)
Stock warrants	-	-	1,012,155	-	-	1,012,155
Balance, October 31, 2012	11,299,528	$11,299,528	$24,279,179	$(36,956,081)	$-	$(1,377,374)

Comprehensive income:
Net income for 2013	-	-	-	5,714,394	-	5,714,394
Total comprehensive income	-	-	-	5,714,394	-	5,714,394
Balance, October 31, 2013	11,299,528	$11,299,528	$24,279,179	$(31,241,687)	$-	$4,337,020

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended October 31,
	2013	2012 (Restated)	2011 (Restated)
Cash flows from operating activities:
Net income (loss)	$5,714,394	$(23,317,775)	$(3,976,043)
Net income (loss) from discontinued operations	82,942	(8,712,624)	(4,253,500)
Net income (loss) from continuing operations	5,631,452	(14,605,151)	277,457

Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,169,014	2,562,702	2,835,617
Loss (gain) on sale of assets	33,569	51,506	(35,486)
(Gain) on early extinguishment of debt from a related party	-	-	(1,337,846)
Allowance for doubtful accounts	143,989	646,670	222,044
Gain on debt forgiveness	(11,118,069)	-	-
Deferred financing costs / debt discount	1,645,201	571,790	436,855
Accrued deferred fee	986,641	-	-
Deferred income tax	-	11,758,267	(2,024,921)
Restructuring charges	43,848	48,038	571,746
Goodwill impairment	2,226,837	-	-
Asset impairment	-	309,134	109,255
Changes in assets and liabilities:
Accounts receivable	472,747	2,259,635	(1,606,555)
Inventories	880,224	1,190,754	553,444
Other current assets	(53,338)	230,995	45,071
Accounts payable	3,758,141	(540,216)	1,603,004
Accrued payroll and commissions	(256,189)	(138,955)	(260,656)
Taxes accrued and withheld	(88,311)	(113,071)	517,363
Accrued income taxes	-	9,293	27,000
Accrued expenses	(478,818)	(441,113)	(715,833)
Other liabilities	(1,800)	(1,800)	(1,800)
Net cash provided by operating activities continuing operations	5,995,138	3,798,478	1,215,759
Net cash provided by operating activities discontinued operations	371,183	4,212,636	5,804,665
	6,366,321	8,011,114	7,020,424

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year Ended October 31,
	2013	2012	2011 (Restated)
Cash flows from investing activities:
Purchase of property and equipment	(544,643)	(697,196)	(1,273,610)
Proceeds from sale of fixed assets	170,348	306,548	320,083
Proceeds from assets held for sale	816,667	-	-
Change in other assets	13,584	(52,810)	5,147
Net cash provided by (used in) investing activities continuing operations	455,956	(443,458)	(948,380)
Net cash provided by (used in) investing activities discontinued operations	11,001,864	3,622,023	(213,928)
	11,457,820	3,178,565	(1,162,308)
Cash flows from financing activities:
Borrowings on line of credit	20,465,448	17,777,004	33,540,000
Payments on line of credit	(20,157,278)	(17,777,004)	(34,240,000)
Proceeds from term debt	393,497	996,459	621,136
Principal payments on long-term debt	(7,660,466)	(4,973,837)	(5,919,470)
Financing costs incurred	(229,189)	(341,531)	-
Change in negative book cash	-	(1,153,931)	140,218
Forbearance fees	-	(122,042)	-
Net cash used in financing activities continuing operations	(7,187,988)	(5,594,882)	(5,858,116)
Net cash used in financing activities discontinued operations	(11,052,408)	(3,750,000)	-
	(18,240,396)	(9,344,882)	(5,858,116)
Net increase (decrease) in cash and cash equivalents	(416,255)	1,844,797	-
Cash and cash equivalents at beginning of year	1,844,797	-	-
Cash and cash equivalents at end of year	$1,428,542	$1,844,797	$-

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

Restatement of Prior Years, Reclassifications and Revisions

            The Company has applied SEC Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 states that registrants must quantify the impact of correcting all misstatements, including both the carryover (iron curtain method) and reversing (rollover method) effects of prior-year misstatements on the current-year financial statements, and by evaluating the error measured under each method in light of quantitative and qualitative factors. Under SAB No. 108, prior-year misstatements which, if corrected in the current year would be material to the current year, must be corrected by adjusting prior year financial statements, even though such correction previously was and continues to be immaterial to the prior-year financial statements. Correcting prior-year financial statements for such “immaterial errors” does not require previously filed reports to be amended. Such corrections will be made the next time the Company files the prior-year financial statements.

    In applying the requirements of SAB No. 108, the Company determined that the warrants issued as a result of the Restated Credit Agreement were freestanding financial instruments and classified these as a component of shareholders' equity. The warrants were initially deemed to be non-deductible for tax purposes therefore the Company had recorded a deferred tax liability in 2012. The Company subsequently determined that the deferred tax liability associated with the warrant issuance should be reflected as an increased tax rate over the term of the debt discount amortization if the warrants were not deductible for tax. Accordingly, the Company's deferred tax asset valuation allowance would increase as a result of the equity classification. Therefore for 2012 the Company has identified approximately $0.4 million or $0.04 per share from continuing operations of non-cash deferred tax adjustments.  Correspondingly the Company's additional paid-in capital is increased $0.4 million and deferred tax liability is decreased $0.4 million. In 2013, the Company determined that the warrants for tax purposes should be treated as original issue discount and be tax deductible and amortized over the life of the Restated Credit Agreement.

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

               In addition, the Company has restated the Consolidated Statements of Cash Flows for 2011 to reflect $621,000 of vehicle purchases as cash activities that were previously classified as non-cash activities.

            Certain prior-year amounts have been reclassified to conform to the current year Financial Statement Presentation.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Principles of Consolidation

The accompanying consolidated financial statements of Champion Industries, Inc. and Subsidiaries (the “Company”) include the accounts of The Chapman Printing Company, Inc., Bourque Printing, Inc., Dallas Printing Company, Inc., Stationers, Inc., Carolina Cut Sheets, Inc., Donihe Graphics, Inc., Smith and Butterfield Co., Inc., The Merten Company, Interform Corporation, Blue Ridge Printing Co., Inc., CHMP Leasing, Inc., Capitol Business Equipment, Inc., Thompson’s of Morgantown, Inc., Independent Printing Service, Inc., Diez Business Machines, Transdata Systems, Inc., Syscan Corporation and Champion Publishing, Inc.

Significant intercompany transactions have been eliminated in consolidation.

Discontinued Operations and Assets Held for Sale

                The Company's operations comprising its former Consolidated Graphic Communications division, Donihe Graphics division, Blue Ridge Printing division and the Herald-Dispatch Newspaper segment were classified as discontinued operations in the consolidated statements of operations for all periods presented. (see Note 12).

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

During 2013, 2012 and 2011, $143,689, $646,670, and $222,044 of bad debt expense was incurred and the allowance for doubtful accounts was $972,778, $1,012,894, and $539,113 as of October 31, 2013, 2012 and 2011. The actual write-offs for the periods were $183,805, $172,889, and $580,437, during 2013, 2012 and 2011. The actual write-offs occur when it is determined an account will not be collected. General economic conditions and specific geographic and customer concerns are major factors that may affect the adequacy of the allowance and may result in a change in the annual bad debt expense.

No individual customer represented greater than 9.1% of the gross outstanding accounts receivable at October 31, 2013 and 2012 and no single external customer represented 10% or more of total revenue from continuing operations for 2013, 2012 and 2011. The Company’s ten largest accounts receivable balances represented 30.2% and 22.1% of gross outstanding accounts receivable at October 31, 2013 and 2012.

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

        Major renewals, betterments and replacements are capitalized while maintenance and repair costs are charged to operations as incurred. Upon the sale or disposition of assets, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in income. Depreciation expense and amortization of leasehold improvements and equipment under capital leases from continuing operations approximated $2,169,000, $2,563,000, and $2,836,000 for the years ended October 31, 2013, 2012 and 2011 and is reflected as a component of cost of sales and selling, general and administrative expenses.

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

    Goodwill shall not be amortized; instead, it shall be tested for impairment at a level of reporting referred to as a reporting unit. The first step of impairment analysis is a screen for potential impairment and the second step, if required, measures the amount of the impairment. The Company performs an annual impairment in the fourth quarter and in 2013 performed an interim test for goodwill at the printing segment. The Company recorded charges associated with Goodwill in 2013 as further disclosed in Note 11 to the Consolidated Financial Statements.

Intangible Assets

      The intangible assets are amortized using the straight-line method over their estimated benefit period, in our case 5-20 years. The fair values of these intangible assets are estimated based on management's assessment as well as independent third party appraisals in some cases.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expense for the years ended October 31, 2013, 2012 and 2011 approximated $336,000, $487,000, and $520,000.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options and warrants. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants using the treasury stock method. There was no dilutive effect in fiscal  2012 and 2011. The dilutive effect in 2013 related to the warrants was 4,814,000 shares.

Segment Information

The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company’s operating segments are more fully described in Note 9.

Revenue Recognition

Revenues are recognized when products are shipped or ownership is transferred and when services are rendered to customers. The Company acts as a principal party in sales transactions, assumes title to products and assumes the risks and rewards of ownership including risk of loss for collection, delivery or returns. The Company typically recognizes revenue for the majority of its products upon shipment to the customer and transfer of title. Under agreements with certain customers, custom forms may be stored by the Company for future delivery. In these situations, the Company may receive a logistics and warehouse management fee for the services provided. In these cases, delivery and bill schedules are outlined with the customer and product revenue is recognized when manufacturing is complete and the product is received into the warehouse, title transfers to the customer, the order is invoiced and there is reasonable assurance of collectability. Since the majority of products are customized, product returns are not significant. Therefore, the Company records sales on a gross basis. Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on websites for the former newspaper segment (reflected as discontinued operations). Circulation revenues are recognized when purchased newspapers are distributed (reflected as discontinued operations). Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to government authorities. The costs of delivering finished goods to customers are recorded as shipping and handling costs and included in cost of sales of the printing segment and in former cost of sales and operating costs, of the former newspaper segment (reflected as discontinued operations). The office products and office furniture shipping and handling costs were approximately $0.5 million for 2013, 2012, and 2011 and are recorded as a component of selling, general, and administrative costs.

Accounting for Costs Associated with Exit or Disposal Activities

   A liability for a cost associated with an exit or disposal activity shall be measured initially at its fair value in the period in which the liability is incurred.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Accounting for Stock-Based Compensation

Before the adoption of the current applicable accounting standards, the Company had elected to follow the intrinsic value method in accounting for its employee stock options. Accordingly, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized. There were no stock option grants in 2013, 2012 or 2011. Any future stock-based compensation will be measured at the grant date based on the fair value of the award and it would be recognized as an expense over the applicable vesting periods of the stock award using the straight line method.

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

Our interest bearing debt is primarily composed of a term loan with a private investor. The carrying amount of this facility and its fair value are discussed further in Note 3.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Newly Issued Accounting Standards

              Effective July 1, 2009, changes to the ASC are communicated through an ASU. As of December 23, 2013, the FASB has issued ASU’s 2009-01 through 2013-12. The Company reviewed each ASU and determined that they will not have a material impact on the Company’s financial position, results of operations or cash flows, other than related disclosures to the extent applicable.

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

    In September 2011, the FASB issued ASU 2011-08 “Intangibles-Goodwill and Other: Testing Goodwill for Impairment” which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. We adopted the new guidance, and the adoption of the new guidance is not expected to impact our financial position, results of operations, comprehensive income or cash flows, other than related disclosures.

    In July 2012, the FASB issued ASU 2012-02 “Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment” which provides an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. We adopted the new guidance, and the adoption of the new guidance is not expected to impact our financial position, results of operations, comprehensive income or cash flows, other than related disclosures.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Recently Issued Accounting Standards

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2. Inventories

    Inventories consisted of the following:

	October 31,
	2013	2012
Printing:
Raw materials	$1,375,675	$1,662,766
Work in process	756,861	798,242
Finished goods	1,218,233	1,383,094
Office products and office furniture	1,533,810	1,920,701
	$4,884,579	$5,764,803

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3. Long-term Debt

    Long-term debt consisted of the following:
	October 31,
	2013	2012
Term Note A dated October 7, 2013, due in monthly installments of $50,000 plus interest payments equal to the prime rate of interest plus 2% maturing April 1, 2015, collateralized by substantially all of the assets of the Company	$10,450,000	$-
Installment notes payable to banks and Lessor, due in monthly installments plus interest at rates approximating the bank’s prime rate or the prime rate subject to various floors maturing in various periods ranging from November 2012-October 2015, collateralized by equipment and vehicles (0% interest on Lessor note) (see Note 10)	440,281	677,167
Notes payable to shareholders. The shareholder note of $2.5 million plus all accrued interest was initially due in one balloon payment in September 2014 pursuant to Term Note A maturity adjusted to April 2015. Interest is equal to the prime rate.	2,500,000	2,500,000
Term loan A with a syndicate of banks, due in monthly installments of $238,000 plus interest payments equal to LIBOR plus the applicable margin of 8% original maturity June 2013, collateralized by substantially all of the assets of the Company.	-	19,762,000
Term loan B with a syndicate of banks, original maturity June 30, 2013, interest (deferred fee) at a rate of 16%, with aggregate unpaid deferred fee itself bearing interest collateralized by substantially all of the assets of the Company	-	6,277,744
Bullet loan A with a syndicate of Banks, due in installments of $1.9 million on or before December 31, 2012 and $2.1 million on or before March 31, 2013 with interest at LIBOR plus the applicable margin of 8%, collateralized by substantially all of the assets of the Company.	-	3,350,000
Revolving line of credit loan facility with a syndicate of banks, interest payments based on LIBOR plus the applicable margin of 6% original maturity in June 2013, collateralized by substantially all of the assets of the Company.	-	8,425,496
Accrued Deferred fee (interest) Bullet loan B, originally due June 30, 2013	-	31,171
Capital lease obligation for printing equipment at an imputed interest rate of 6.02% per annum	56,380	65,719
Unamortized debt discount	(477,387)	(1,287,527)
	12,969,274	39,801,770
Less current portion revolving line of credit	-	8,425,496
Less current portion long-term debt	902,565	29,998,791
Less current portion obligation under capital lease	13,817	13,014
Less debt discount	-	(1,287,527)
Long-term debt, net of current portion and revolving line of credit and capital lease obligation	$12,052,892	$2,651,996

Continuing operations:
Long-term debt, net of current portion and revolving line credit	$9,494,727	$99,291
Long-term capital lease obligation	42,563	52,705
Current portion of long-term debt and revolving line of credit	902,565	25,602,082
Long-term notes payable to related party	2,500,000	2,500,000
Current portion of capital lease obligation	13,817	13,014
Debt Discount	(477,387)	(1,287,527)
Total debt from continuing operations	12,476,285	26,979,565
Liabilities held for sale/discontinued operations - debt (see Note 12)	492,989	12,822,205
Total indebtedness	$12,969,274	$39,801,770

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

               The Company has determined in accordance with applicable provisions of GAAP that indebtedness that is required to be repaid as a result of a disposal transaction should be allocated to discontinued operations. The specific allocation of sale proceeds would typically be allocated at the discretion of the Administrative Agent for the Company's Previous Secured Lenders between the revolving credit facility and term debt. The proceeds from assets held for sale are required to be remitted to the Administrative Agent for the extinguishment of debt. Therefore, the debt allocated to liabilities held for sale/discontinued operations reflects actual or estimated debt pay downs based on either proceeds received or the carrying amount of the related assets held for sale, net of associated liabilities held for sale prior to debt allocated to liabilities held for sale/discontinued operations. The Company utilized estimated, or if available, actual debt payments required to be made associated with the held for sale/discontinued operations classification. The prior period amounts were equivalent to the allocations or payments in the applicable period.

      Maturities of long-term debt and capital lease obligations from continuing and discontinued operations for each of the next five years beginning November 1, 2013:

2014	$916,382
2015	12,024,999
2016	15,574
2017	12,319
$12,969,274

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Debt 2013:

   Effective October 7, 2013 the Company began operating under a Third Amended and Restated Credit Agreement (the “October 2013 Credit Agreement”) as further discussed herein. The following is a sequential summary of the various debt actions in 2013:

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

    The Notices of Default and Reservation of Rights specifically advised that Events of Default had occurred and continued to exist for the Company under Section 7.1(b) of the Credit Agreement by reason of: (a) Borrower's noncompliance with the minimum EBITDA covenant, set forth in Section 6.20(d) of the Credit Agreement, for the Test Periods ended February 28 and March 31, 2013 and for the Notices of Default filed May 3, 2013 (b) the Company's failure to perform the covenant set forth in Section 6.31(d) of the Credit Agreement (failure to complete, no later than March 31, 2013, the Designated Transaction).

    On May 31, 2013, the Administrative Agent, the Lenders, all of its subsidiaries and Marshall T. Reynolds entered into the May 2013 Forbearance Agreement which provided, among other things, that during a forbearance period commencing on May 31, 2013, and ending on September 30, 2013 (unless terminated sooner by default of the Company under the May 2013 Forbearance Agreement), the Lenders were willing to temporarily forbear exercising certain rights and remedies available to them, including acceleration of the obligations or enforcement of any of the liens provided for in the Restated Credit Agreement. The Company acknowledged in the May 2013 Forbearance Agreement that as a result of the existing defaults, the Lenders were entitled to decline to provide further credit to the Company, to terminate their loan commitments, to accelerate the outstanding loans, and to enforce their liens.

    The May 2013 Forbearance Agreement provided that during the forbearance period, so long as the Company met the conditions of the May 2013 Forbearance Agreement, it could continue to request credit under the revolving credit line.

    The May 2013 Forbearance Agreement required the Company to:

(a)
Enter into various Designated Transactions referred to as Designated Transaction No. 1 and Designated Transaction No. 2 pursuant to applicable approvals from secured lenders regarding pricing or other actions, including letters of intent no later than June 14, 2013 setting forth the terms and conditions for Designated Transaction No. 1 that shall be satisfactory to the Required Lenders. The Company was also required to use its reasonable best efforts to enter into a letter of intent, no later than June 7, 2013, for Designated Transaction No. 2. There were also various targeted dates upon acceptance of applicable letters of intent for Designated Transactions which would result in various actions to be achieved by the applicable milestone dates or if not achieved might be considered an event of default.

(b)
Acknowledge in a writing, satisfactory to the Required Lenders, that approval of the Company’s shareholders shall not be required for Designated Transaction No. 1, whether considered separately or together with Designated Transaction No. 2.

(c)
The Company was be subject to a minimum EBITDA covenant commencing with the month ended June 30, 2013 based on a buildup starting April 1, 2013 of $1,378,394 at June 30, 2013, $2,198,509 at July 31, 2013 and $2,506,722 at August 31, 2013

(d)
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

(i)	Excess availability of $500,000.

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

    The Company, various Company subsidiaries, as Guarantors, Marshall T. Reynolds, as shareholder and Big 4 Investments, LLC (“Administrative Agent and Lender”) as Lender and Administrative Agent entered into a Third Amended and Restated Credit Agreement dated October 7, 2013. Administrative Agent and Lender purchased the Company’s outstanding syndicated debt from Fifth Third Bank and the other Lenders (“Previous Secured Lenders”) for a price of $10.0 million. The Administrative Agent and Lender then simultaneously entered into the October 2013 Credit Agreement with the Company pursuant to the provisions of Term Note A for $10.0 million and related Guaranty Agreement and Stock Pledge and Security Agreement all dated October 7, 2013. The indebtedness immediately prior to the note sale reflected a balance pursuant to the Loan Purchase Agreement between Administrative Agent and Lender and the Previous Secured Lenders of approximately $19.9 million representing Term Loan A, Term Loan B and Revolving Loans plus accrued deferred fee and accrued interest of approximately $1.2 million.

   The October 2013 Credit Agreement and related Term Note A, Guaranty Agreement and Stock Pledge and Security Agreement as further described herein amended various provisions of the Restated Credit Agreement dated October 19, 2012, including but not limited to:

●	October 2013 Credit Agreement maturity of April 1, 2015.
●	Existing debt restructured from Term Loan A, Term Loan B, and Revolving Credit Facility to Term Note A in the amount of $10,000,000.
●	The Company's debt will not have a revolving credit facility component.
●	Interest rate at the Wall Street Journal prime rate of interest plus two percent.
●	Principal payments due monthly at $50,000 per month.
●	$500,000 maturity or prepayment premium.
●	Financial covenant of maximum capital expenditures of $3,000,000 during any fiscal year.
●	Personal guaranty of Marshall T. Reynolds.
●	Stock Pledge and Security Agreement providing a third party credit enhancement to support the credit facility underwritten by the Administrative Agent.
●
In consideration for the personal Guaranty Agreement of Marshall T. Reynolds and Stock Pledge and Security Agreement, the warrants held by the Previous Secured Lenders were assigned to Marshall T. Reynolds. The warrants represent $0.001 per share warrants issued for up to 30% (on a post-exercise basis) of the outstanding common stock of the Company in the form of non-voting Class B common stock and associated Investor Rights Agreement.

    The Company reviewed applicable GAAP and determined that extinguishment accounting should be applied in relation to the October 2013 Credit Agreement.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Debt 2012:

    Effective October 19, 2012, the Company began operating under the provisions of the Restated Credit Agreement as further discussed herein. The following is a sequential summary of the various debt actions in 2012.

    The secured and unsecured credit facilities contained restrictive financial covenants requiring the Company to maintain certain financial ratios. The Company was unable to remain in compliance with certain financial covenants arising under substantially all of its long-term note agreements. The creditors did not waive the financial covenant requirements.

    The Company received a notice of default on December 12, 2011, which was reported pursuant to item 2.04 of Form 8-K filed December 15, 2011. This notice of default advised that the Administrative Agent had not waived the event of default and reserved all rights and remedies thereof. These remedies included, under the Credit Agreement, the right to accelerate and declare due and immediately payable the principal and accrued interest on all loans outstanding under the Credit Agreement. The notice of default further stated that any extension of additional credit under the Credit Agreement would be made by the lenders in their sole discretion without any intention to waive any event of default.

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

On October 19, 2012, the Company, the Administrative Agent and other lenders all party to the Company's Credit Agreement dated September 14, 2007 (as previously supplemented and amended, the "Original Credit Agreement") entered into a First Amended and Restated Credit Agreement ("Restated Credit Agreement") dated October 19, 2012 and Side Letter Agreement dated October 19, 2012. The Company reviewed the applicable requirements associated with debt modifications and restructurings to determine the applicable accounting for the Company's Restated Credit Agreement. The Company determined that modification accounting was appropriate based on the facts and circumstances of the Company's analysis as applied to applicable GAAP. A primary determining factor was the imputed effective interest rate of the Company's debt being substantially higher after the modification than was present prior to the modification. This was a key determining factor in assessing whether the Company's secured lender's had granted a concession. The Restated Credit Agreement and Side Letter Agreement amended various provisions of the Original Credit Agreement and added various provisions as further described herein, including but not limited to the following provisions of the Restated Credit Agreement:

●	Restated Credit Agreement maturity at June 30, 2013, subject to Champion's compliance with terms of the Restated Credit Agreement and Side Letter Agreement.
●
$0.001 per share warrants issued for up to 30% (on a post-exercise basis) of the outstanding common stock of the Company in the form of non-voting Class B common stock and associated Investor Rights Agreement for the benefits of the Lenders, subject to shareholder approval. The Company had various milestone dates, which might have reduced the number of warrants outstanding upon satisfaction of certain conditions. The warrants expire after October 19, 2017.

●
Various Targeted Transactions which may require the sale of various assets, divisions or segments upon the achievement of agreed upon value benchmarks among other considerations and if not successfully completed by the applicable milestone dates will be considered an event of default.

●	Existing debt restructured into a $20,000,000 Term Loan A, $6,277,743.89 Term Loan B, $4,000,000 Bullet Loan and $9,025,496.00 Revolver Loan.
●
A $10,000,000 revolving credit facility with a sublimit of up to $3,000,000 for swing loans. Outstanding borrowings thereunder may not exceed the sum of (1) up to 85% of eligible receivables (reduced to 80% of eligible receivables effective December 30, 2012) plus (2) up to the lesser of $5,000,000 or 50% of eligible inventory.

●
Targeted interest rates as follows based on a LIBOR borrowing option; Term Note A at LIBOR plus 8%, Term Note B at 0% (subject to a deferred fee of 16% per annum with various milestone dates reducing or forgiving such fees upon successful completion of such milestones.), revolving loans at LIBOR plus 6% and Bullet Loans A at a rate of LIBOR plus 8%.

●	At Champion’s option, interest at a LIBOR Rate plus the applicable margin.
●	Post default increase in interest rates of 2%.
●	Amendment of various covenants as further described in the Restated Credit Agreement.
●	Fixed Charge Coverage Ratio is required to be 1.0 to 1.0 as of January 31, 2013 and 1.10 to 1.0 as of April 30, 2013 based on a buildup model commencing October 1, 2012.
●	Leverage Ratio is required to be 3.30 to 1.00 as of January 31, 2013 and 3.10 to 1.00 as of April 30, 2013 based on a trailing twelve month EBITDA calculation.
●
Minimum EBITDA pursuant to a monthly build up commencing with the month ended October 31, 2012 of $600,000 increasing to $1,100,000 for November 30, 2012, $1,600,000 at December 31, 2012, $2,600,000 at January 31, 2013, $3,350,000 at February 28, 2013, $4,100,000 at March 31, 2013, $5,200,000 at April 30, 2013, $5,550,000 at May 31, 2013 and $5,900,000 at June 30, 2013.

●	Maximum Capital expenditures are limited to $1,000,000 for fiscal years commencing after October 31, 2012.
●	Enhanced reporting by Champion to Administrative Agent.
●	Continued retention of a Chief Restructuring Advisor and Raymond James & Associates, Inc. as well as continued retention by Secured Lenders of their advisor.
●	$100,000 fee due at closing plus monthly Administrative Agent fees of $15,000 monthly through June 30, 2013.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Debt 2011:

The Company operated under the provisions of the Second Amendment and Waiver to the Credit Agreement among the Company, Fifth Third Bank, as Lender, L/C Issuer and Administrative Agent for Lenders and other Lenders dated March 31, 2010 (the "Second Amendment") until its default for the quarter ended October 31, 2011. On July 18, 2011, the Company and Mr. Reynolds entered into and consummated an Exchange Agreement pursuant to which the $3,000,000 subordinated unsecured promissory note, dated December 29, 2009 and delivered in connection with the Forbearance Agreement, together with $147,875 in accrued interest, was exchanged for 1,311,615 shares of common stock. The ratio of exchange was $2.40 of principal and accrued interest for one share of common stock. The transaction was completed at a discount of approximately 42.5% of the face value of the subordinated unsecured promissory note and related accrued interest. The transaction was approved by a majority of the disinterested directors in a separate board meeting chaired by a disinterested director. The transaction resulted in a net gain on early extinguishment of debt from a related party which is reflected in our Consolidated Statements of Operations. As a result of the Exchange Agreement, Marshall T. Reynolds beneficially owned over 50% of the Company's outstanding common stock at the time of the transaction.

The Company had borrowed under its $15.0 million line of credit approximately $9.7 million at October 31, 2011, which encompassed working capital requirements, refinancing of existing indebtedness prior to the Herald-Dispatch acquisition and to partially fund the purchase of the Herald-Dispatch.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

 Other debt provisions:

    The prime rate was the primary interest rate on the above loans prior to September 14, 2007. After this date, the primary interest rate consisted primarily of LIBOR 30-day, 60-day and 90-day rates plus the applicable margin (effective with the Second Amendment, the primary interest rate was LIBOR 30-day and 60-day rates plus the applicable margin) (after the Restated Credit Agreement effective date, the primary interest rate was LIBOR plus the applicable margin). Concurrent with the October 2013 Credit Agreement the prime rate plus the applicable margin is the primary interest rate on the Company's indebtedness. Prime rate approximated 3.25% at October 31, 2013, 2012, and 2011 while the LIBOR rate approximated 0.16% at October 31, 2012 and the 30-day LIBOR rate approximated 0.24% at October 31, 2011. The Company had accrued interest of approximately $142,000 and $129,000 at  October 31, 2013 and October 31, 2012 recorded as accrued expenses on the balance sheet. Deferred financing costs and debt discount are amortized under the interest method over the life of the related credit facilities and are reported as part of interest expense. In 2013, 2012, and 2011, $1,645,000,  $572,000, and $437,000 of debt discount and/or deferred financing costs were included as interest expense. In addition, certain period costs associated with these credit facilities are recorded as a component of interest including administrative agent fees and costs. The Company is amortizing under the interest method the debt discount associated with the issuance of warrants as well as lender fees and other costs associated with the Restated Credit Agreement and the costs and maturity prepayment premium associated with the October 2013 Credit Agreement. Interest paid from total operations during the years ended October 31, 2013, 2012 and 2011 approximated $3,069,00, $3,463,000 and $3,598,000.
              The Company does not believe it is practicable to estimate the fair value of its variable interest-bearing debt and revolving credit facilities related to its primary credit facilities with a syndicate of banks (prior to the effective date of the October 2013 Credit Agreement) and at October 31, 2013 with a private investor and its subordinated debt to a related party due primarily to the fact that an active market for the Company’s debt does not exist.

              The term debt not related to the Restated Credit Agreement and subordinated debt to shareholders had a carrying value of approximately $0.4 million and the Company believes the carrying value approximates fair value for this debt based on recent market conditions, collateral support, recent borrowings and other factors.

              In 2013, the Company had non-cash financing activities relating to the Company entering into a Term Note A agreement as previously described herein for $10.0 million, net of debt discount, resulting in the extinguishment of obligations to the Previous Secured Lenders and associated debt forgiveness.  In 2012, the Company also paid down syndicated term debt with proceeds of $2.5 million from issuing subordinated debt to a related party. The Company exchanged a $3,000,000 Unsecured Promissory Note payable to Marshall T. Reynolds, its CEO, together with $147,875 in accrued interest for 1,311,615 shares of common stock in the third quarter of 2011. This transaction resulted in a pre-tax gain on early extinguishment of debt of approximately $1.3 million. The Company had previously recorded certain purchases for 2011 of $621,000 as non-cash activities. The cash flow statement has been restated for 2011 to reflect these transactions as cash activities.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. Employee Benefit Plan

The Company had a Profit Sharing Plan that covered all eligible employees and qualified as a Savings Plan under Section 401(k) of the Internal Revenue Code. Effective January 1, 1998, the Profit Sharing Plan was merged into The Champion Industries, Inc. 401(k) Plan (the "Plan"). The Plan covers all eligible employees who satisfy the age and service requirements. Each participant may elect to contribute up to 15% of annual compensation and the Company previously contributed 100% of the participant's contribution not to exceed 2% of the participant's annual compensation. The Company eliminated the employer match, as previously described, in the second quarter of 2010. The Company may make discretionary contributions to the Plan. The Company's expense under these plans was approximately $0 for the years ended October 31, 2013, 2012 and 2011.

The Company's accrued vacation liability as of October 31, 2013 and 2012, was approximately $567,000, and $633,000. This item is classified as a component of accrued expenses on the financial statements.

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

The option price per share for incentive stock options shall not be lower than the fair market value of the common stock at the date of grant. The option price per share for non-qualified stock options shall be at such price as the Compensation Committee of the Board of Directors may determine at its sole discretion. All options to date are incentive stock options. There were no options outstanding as of October 31, 2013, 2012, and 2011. Options vest immediately and may be exercised within five years from the date of grant.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

 5. Income Taxes

    Income tax benefit (expense) consisted of the following:

	Year Ended October 31,
	2013	2012	2011
Current benefit (expense):
Federal	$1,565,286	$866,679	$2,737,509
State	434,027	131,576	419,151
Deferred (expense) benefit	(1,894,167)	(12,725,350)	(3,367,983)
Income tax benefit (expense) continuing operations	105,146	(11,727,095)	(211,323)
Intra-period tax allocation benefit (expense) discontinued operations	(105,146)	-	2,476,021
Total income tax benefit (expense)	$-	$(11,727,095)	$2,264,698

Deferred tax assets and liabilities are as follows:

	October 31,
	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$373,477	$466,249
Net operating loss carry forward	3,590,643	3,187,375
Accrued vacation	187,322	297,014
Other accrued liabilities	222,316	410,822
Intangible assets	885,775	14,201,325
Gross deferred tax assets	5,259,533	18,562,785

Deferred tax liabilities:
Accounts receivable insolvency attribute	(1,612,376)	-
Property and equipment	(1,643,717)	(2,009,265)
Gross deferred tax liability	(3,256,093)	(2,009,265)
Net deferred tax asset before valuation allowance	2,003,440	16,553,520

Valuation allowance:
Beginning balance	16,553,520	597,711
Change during the period	(14,550,080)	15,955,809
Ending balance	2,003,440	16,553,520
Net deferred tax asset	$-	$-

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

     The above net deferred tax asset is presented on the balance sheet as follows:

	2013	2012
Deferred tax asset - current	$-	$-
Deferred tax assets -non-current	-	-
	$-	$-

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for continuing operations is as follows:

	Year Ended October 31,
	2013	2012	2011

Statutory federal income tax rate	(34.0)%	34.0%	(34.0)%
State taxes, net of federal benefit	(1.8)	12.2	4.6
Change in valuation allowance	265.8	(452.5)	-
Disallowed deferred tax asset-related party	(220.1)	-	-
Selling expenses	(1.4)	(2.7)	(14.6)
CODI, Insolvency Exemption debt basis	3.1	-	-
Goodwill	(10.3)	-	-
Other	0.6	1.5	0.8
Effective tax rate, benefit (expense)	1.9%	(407.5)%	(43.2)%

          The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence was the cumulative loss incurred over the four-year period ended October 31, 2013 and over an eight-year period ended October 31, 2013. However, when these losses are adjusted for certain aberrations, rather than continuing conditions, the Company is able to represent that cumulative losses are not present in either the four year look back period or the eight year look back period.

          The Company has excluded debt cancellation from cancellation of debt income (“CODI”) from current income tax liability in 2013 in accordance with applicable Internal Revenue Service guidelines regarding insolvency where the amount of debt cancellation excluded from gross ordinary income is applied to attribute reductions.  The insolvency calculation is based on IRS guidelines associated with liabilities in excess of the fair market value of assets immediately prior to the debt cancellation. The attribute reductions are ordered and reduce net operating losses, various credits, capital losses, and asset basis among other attribute reductions if applicable and necessary. As a result of the CODI exception provided in Internal Revenue Code Section 108 the Company reduced its net operating losses, applicable credits and asset basis in accordance with the applicable ordering rules. The Company had previously fully reserved it's net deferred tax assets which included assets associated with The Herald-Dispatch. As a result of the sale of The Herald-Dispatch and associated Internal Revenue Service Code Regulations associated with losses with respect to transactions between related taxpayers the Company has deemed aggregate gross losses associated with this sale of $32.0 million to be disallowed for federal and state tax purposes. Accordingly, due to the permanent disallowance of these losses the Company has deemed this to be a worthless tax benefit and will write-off the deferred tax asset and valuation allowance accordingly. (See disallowed deferred tax assets-related party in rate reconciliation above)

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company determined in the second quarter of 2012 that, primarily as a result of its inability to enter into an amended credit facility upon the expiration of the Limited Forbearance Agreement on April 30, 2012, as well as the potential for a substantial increase in interest rates and fees coupled with the uncertainty regarding future interest rate increases that the Previous Secured Lenders may impose on the Company that a full valuation allowance of the Company's deferred tax assets, net of deferred tax liabilities, is necessary to measure the portion of the deferred tax asset that more likely than not will not be realized. As a result of the Restated Credit Agreement entered into on October 19, 2012, the Company reassessed its valuation allowance and determined that the relative short term maturity of the Restated Credit Agreement coupled with the increase in interest rates indicated that a full valuation was warranted at October 31, 2012. As a result of the October 2013 Credit Agreement entered into on October 7, 2013 the Company reassessed it's previous determination regarding its valuation allowance and determined that a full valuation was warranted. The Company currently intends to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence related to our sources of future taxable income exists and the Company is better able to identify a longer term solution to our current credit situation. The Company was able to achieve a term note with an approximate eighteen month maturity pursuant to the terms of the October 2013 Credit Agreement. However, the Company's current credit situation is also impacted by liquidity concerns including the current operating environment without a revolving credit facility and the challenges faced with trade credit.  The amount of deferred tax asset considered realizable could be adjusted in future periods based on a multitude of factors, including but not limited to a reassessment of our credit position, and such adjustments may be material to the Consolidated Financial Statements.

The Company’s effective tax rate for continuing operations for 2013 was a benefit of 1.9% compared to an expense of (407.5)% for 2012 and an expense of (43.2)% for 2011. The primary difference in tax rates between 2013 and 2012 and for 2012 between the effective tax rate and the statutory tax rate is a result of the valuation allowance taken against our deferred tax assets in the second quarter of 2012 in the amount of $15.2 million and a valuation allowance increase of an incremental $0.8 million in the third and fourth quarters of 2012. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets. The Company recorded a tax benefit from continuing operations in 2013 resulting from the application of certain provisions of ASC 740 regarding implications of intra-period tax allocations for discontinued operations to maintain financial statement neutrality and to recognize the tax components between continuing operations and discontinued operations on a discrete basis.

Income taxes paid (refunded) during the years ended October 31, 2013, 2012 and 2011 approximated $0, $0, and $(272,000).

The Company's net operating losses are comprised of net operating losses from operations for both Federal and State as well as net operating losses of acquired companies. The tax affected benefit of these are reflected in the Financial Statements at $3.6 million or approximately $0 net of valuation allowance. The Federal net operating losses may be carried forward 20 years and carried back 2 years whereas the State net operating losses generally cannot be carried back for the Company's purpose but can be carried forward 15-20 years. There are certain federal net operating losses which are reflected on a gross basis but which are subject to IRS Code Section 382 limitations and as such a valuation allowance has historically been recorded.

The Company was notified in December of 2011 and the examination commenced in December of 2011 by the IRS covering our fiscal year end 2010 federal income tax return. The Company was notified on December 19, 2012 that the IRS intends to issue a no change letter subject to the IRS Area Directors approval. The Company received an IRS notification dated January 10, 2013 indicating that the 2010 examination was complete with no change to the reported tax. As of October 31, 2012, the Company is subject to U.S. Federal income tax examination for returns filed after October 31, 2010. State Income Tax returns are generally subject to a period of examination for a period of three to five years. Tax interest and penalties are classified as income taxes in the accompanying statements of income and were insignificant for all periods presented. There was no unrecognized tax benefit at October 31, 2013 and 2012. The Company is currently unable to assess whether any significant increase to the unrecognized tax benefit will be recorded during the next 12 months.

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

    A summary of significant related party transactions follows:

	Year Ended October 31,
	2013	2012	2011
Rent expense paid to affiliated entities for operating facilities for operating facilities	$493,000	$517,000	$517,000
Sales of office products, office furniture and printing services to affiliated entities	767,000	968,000	951,000

In addition, the Company leases property and equipment from unrelated entities under operating leases. Rent expense from continuing operations amounted to $547,000, $470,000, and $596,000 for the years ended October 31, 2013, 2012 and 2011.

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

In addition, the Company purchased vehicles from an entity controlled by family members of its Chief Executive Officer in the amounts of $313,000, $66,000, and $223,000 for the years ended October 31, 2013, 2012 and 2011.

Future minimum rental commitments for all non-cancelable operating leases including related party commitments with initial terms of one year or more consisted of the following at October 31, 2013:

2014	$695,409
2015	363,873
2016	349,849
2017	289,939
2018	195,132
Residual	90,087
$1,984,289

The Company participates in a self-insurance program for employee health care benefits with affiliates controlled by its Chief Executive Officer and as such is responsible for paying claims of Company participants as required by the plan document. The Company is allocated costs primarily related to the reinsurance premiums based on its proportionate share to provide such benefits to its employees in addition various personnel of the Company perform certain administrative functions for the independent third party administrator. The Company’s allocated expense related to this program (excluding claims paid) for the years ended October 31, 2013, 2012 and 2011 was approximately $0.3, $0.4 million, and $0.4 million. (expenses are inclusive of discontinued operations)

During 2013, 2012 and 2011, the Company utilized an aircraft from an entity controlled by its Chief Executive Officer and reimbursed the controlled entity for the use of the aircraft, fuel, aircrew, ramp fees and other expenses attendant to the Company’s use, in amounts aggregating $34,000, $128,000, and $110,000. The Company believes that such amounts are at or below the market rate charged by third-party commercial charter companies for similar aircraft.

Notes to Consolidated Financial Statements (continued)

                The Company is self-insured for certain of the claims made under its employee medical insurance programs. The Company had recorded liabilities totaling $0.7 and $0.9 million for estimated costs related to outstanding claims as of October 31, 2013 and 2012, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported  that we incorporated into a trend and lag analysis utilizing a variety of factors including historical claims trends and various processing statistics provided by the Company’s third party claims administrator. These estimates are based on management’s assessment of outstanding claims, historical analyses and current payment trends. The Company recorded an estimate for the claims incurred but not reported using an estimated lag period based upon historical information. The Company believes the reserves recorded are adequate based upon current facts and circumstances. Prior to 2012 these amounts were classified as accounts payable and to conform with the current year presentation these amounts are classified as accrued expenses.

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

              In connection with the Contribution Agreement, the Company has executed and delivered to Mr. Reynolds a Subordinated Promissory Note in an amount up to $2,500,000 (or less, based on draws by the Administrative Agent pursuant to the terms of the Contribution Agreement), payment of principal and interest on which is prohibited prior to January 31, 2011, and thereafter only with the Administrative Agent’s consent. The amount, if any, owed under the Subordinated Promissory Note is contingent upon a draw having been made under the Contribution Agreement. The Subordinated Promissory Note bears interest at the Wall Street Journal prime rate (3.25% at inception and at October 31, 2013 and 2012), original maturity September 14, 2014 and pursuant to Term Note A maturity adjusted to April 2015 and is unsecured. In the event of a draw under the terms of the Contribution Agreement, the cash proceeds shall be deemed to be a subordinated loan made by Mr. Reynolds to the Company. Pursuant to the terms of the Contribution Agreement, the triggers which may require a draw and subsequent issuance of subordinated debt include a payment violation, a fixed charge coverage ratio violation and a delivery violation by the Company failing to deliver a Compliance Certificate to the Administrative Agent when due under the Credit Agreement. Upon a draw on Mr. Reynolds’ cash collateral account, he is deemed to have made a loan in like amount under the Contribution Agreement and Subordinated Promissory Note, in amounts up to $2.5 million, the proceeds of which will be used by the Administrative Agent to repay outstanding term loans in the inverse order of maturity.

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

     On June 25, 2013 the Company's wholly owned subsidiary Blue Ridge Printing Co., Inc. sold substantially all the assets of its operations headquartered in  Asheville, North Carolina to BRP Company, Inc. and 544 Haywood Rd, LLC pursuant to an Asset Purchase Agreement among Champion, Seller and Buyers dated June 24, 2013. These entities include as investors the current division manager Bruce Fowler and the son of director Glenn W. Wilcox. The Company’s investment advisor had conducted a nationwide marketing process for the sale of Seller which yielded no comparable offers. The Company received $1,013,000 or $942,403 net of selling commissions and pro-rated taxes. This transaction is subject to a net liquidity adjustment to occur no later than 45 days from closing which resulted in the Company paying approximately $22,000 to the buyer.

    On July 12, 2013 the Company's wholly owned subsidiary Champion Publishing sold substantially all the assets of its newspaper operations headquartered in  Huntington, West Virginia to HD Media Company, LLC pursuant to an Asset Purchase Agreement among Champion, Seller and Buyer dated July 12, 2013. This entity includes as an investor Mr. Douglas Reynolds, son of Chairman & CEO Marshall T. Reynolds. The Company's investment advisor had conducted a nationwide marketing process for the sale of the Herald-Dispatch, which resulted in one other current offer. Champion's board of directors, in consultation with its independent advisors, determined that Mr. Douglas Reynolds' offer was the better offer both in terms of price and conditions.  The Company received $10,000,000 or approximately $9,700,000 net of selling commissions and pro-rated taxes.  The proceeds of this transaction were utilized to pay down term debt and the revolving credit line at the discretion of the Administrative Agent.

    The Company issued warrants to purchase Class B Common Stock concurrent with the Restated Credit Agreement. The Warrants entitle the Holders thereof to purchase that number of shares of Company Class B Common Stock equal to thirty percent (30%) of the then issued and outstanding Common Stock of the Company, on a fully diluted, post-exercise basis. Based on the 11,299,528 shares of Company Common Stock currently issued and outstanding, exercise in full of the Warrants would result in the Company’s issuance of an additional 4,842,654 shares to the Warrant Holders. In the event a greater number of issued and outstanding common shares exist at the time of option exercise, a greater number of options of shares of Class B Common Stock would be issuable. The Previous Secured Lenders assigned the warrants to Marshall T. Reynolds in consideration for his personal guaranty and stock pledge and security agreement to assist in facilitating the consummation of the October 2013 Credit Agreement.

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

                 In certain cases, exposure to loss may exist in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate of reasonably possible losses, in excess of amounts accrued, for current legal proceedings not covered by insurance is not greater than $0.4 million at October 31, 2013 and may be substantially lower than this amount. Any estimate involves significant judgment, given the varying stages of the proceedings (including cases in preliminary stages), as well as numerous unresolved issues that may impact the outcome of a proceeding. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate. The current loss estimate excludes legal and professional fees associated with defending such proceedings. These fees are expensed as incurred and may be material to the Company's Consolidated Financial Statements in a particular period.

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

                The identifiable assets are reflective of non-GAAP assets reported on the Company's internal balance sheets and are typically adjusted for negative book cash balances, taxes and other items excluded for segment reporting. The assets are classified based on the primary functional segment category as reported on the internal balance sheets. Therefore the actual segment assets may not directly correspond with the segment operating (loss) income reported herein. The Company has certain assets classified as held for sale/discontinued operations representing $493,304 at October 31, 2013 and $14,894,820 at October 31, 2012. These assets were part of the printing and newspaper segments prior to the reclassification as assets held for sale/discontinued operations. The total assets reported on the Company's balance sheets as of October 31, 2013, 2012 and 2011 are $27,530,622, $47,966,591, and $82,024,282. The identifiable assets reported below represent $27,037,318, $33,071,771, and $37,905,143.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The table below presents information about reported segments for the years ended October 31:

2013	Printing	Office Products & Furniture	Total
Revenues from continuing operations	$45,460,503	$34,333,182	$79,793,685
Elimination of intersegment revenue	(2,791,035)	(4,679,475)	(7,470,510)
Consolidated revenue from continuing operations	$42,669,468	$29,653,707	$72,323,175
Operating (loss) income from continuing operations	(2,228,855)	954,451	(1,274,404)
Depreciation & amortization	2,049,191	119,823	2,169,014
Capital expenditure	541,855	2,788	544,643
Identifiable assets	18,850,573	8,186,745	27,037,318
Goodwill	-	1,230,485	1,230,485

2012	Printing	Office Products & Furniture	Total
Revenues from continuing operations	$56,933,015	$40,606,947	$97,539,962
Elimination of intersegment revenue	(4,758,471)	(5,631,460)	(10,389,931)
Consolidated revenues from continuing operations	$52,174,544	$34,975,487	$87,150,031
Operating income (loss) from continuing operations	(1,610,691)	1,915,331	304,640
Depreciation & amortization	2,449,031	113,671	2,562,702
Capital expenditures	646,727	50,469	697,196
Identifiable assets	25,046,667	8,025,104	33,071,771
Goodwill	2,226,837	1,230,485	3,457,322

2011	Printing	Office Products & Furniture	Total
Revenues from continuing operations	$57,312,694	$41,098,106	$98,410,800
Elimination of intersegment revenue	(5,249,556)	(6,552,373)	(11,801,929)
Consolidated revenues from continuing operations	$52,063,138	$34,545,733	$86,608,871
Operating income (loss) from continuing operations	(288,291)	2,397,703	2,109,412
Depreciation & amortization	2,700,193	135,426	2,835,619
Capital expenditures	1,196,274	77,336	1,273,610
Identifiable assets	27,725,139	10,180,004	37,905,143
Goodwill	2,226,837	1,230,485	3,457,322

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation of total segment revenue, assets and operating (loss) income  to consolidated income (loss) before income taxes for the years ended October 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Revenues:
Total segment revenues	$79,793,685	$97,539,962	$98,410,800
Elimination of intersegment revenue	(7,470,510)	(10,389,931)	(11,801,929)
Consolidated revenue from continuing operations	$72,323,175	$87,150,031	$86,608,871

Operating (loss) income from continuing operations:
Total segment operating (loss) income from continuing operations	$(1,274,404)	$304,640	$2,109,412
Interest expense - related party	(82,378)	(57,733)	(65,316)
Interest expense	(4,202,774)	(3,111,845)	(2,943,572)
Gain on early extinguishment of debt from a related party	-	-	1,337,846
Gain from debt forgiveness	11,118,069	-	-
Other (loss) income	(32,207)	(13,118)	50,410
Consolidated income (loss) before income taxes from continuing operations	$5,526,306	$(2,878,056)	$488,780

Identifiable assets:
Total segment identifiable assets	$27,037,318	$33,071,771	$37,905,143
Elimination of intersegment assets and assets held for sale/discontinued operations	493,304	14,894,820	44,119,139
Total consolidated assets	$27,530,622	$47,966,591	$82,024,282

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

    The following information summarizes the costs incurred with respect to restructuring, integration and asset impairment charges during the three and twelve months ended October 31, 2013, 2012, and 2011, as well as the cumulative total of such costs representing fiscal 2011, fiscal 2012, and fiscal 2013 to the extent applicable, such costs are included as a component of the printing segment:

	Three Months Ended			Twelve Months Ended			Cumulative Total
	October 31, 2013	October 31, 2012	October 31, 2011	October 31, 2013	October 31, 2012	October 31, 2011
Occupancy and equipment related costs	$-	$-	$322,237	$43,848	$-	$445,790	$1,662,813
Costs incurred to streamline production, personnel and other	-	-	-	-	48,038	97,105	612,764
Inventory	-	-	-	-	-	28,851	200,380
Total	$-	$-	$322,237	$43,848	$48,038	$571,746	$2,475,957

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

    The activity pertaining to the Company's accruals related to restructuring and other charges since October 31, 2011, including additions and payments made are summarized below:

	Occupancy and equipment related costs	Costs incurred to streamline production, personnel and other	Total

Balance at October 31, 2011	$865,849	$55,575	$921,424

2012 expenses	-	48,038	48,038
Paid in 2012	(678,765)	(48,876)	(727,641)
Reclassifications	54,737	(54,737)	-
Balance at October 31, 2012	$241,821	$-	$241,821

2013 expenses	$43,848	$-	$43,848
Paid in 2013	(285,669)	-	(285,669)
Balance at October 31, 2013	$-	$-	$-

            Effective June 1, 2012 as a result of initiatives implemented by the Company to improve operating efficiency and pursuant to the Company's restructuring plan submitted to the secured lenders in the second quarter of 2012, the Company's commercial printing production operation in Cincinnati, Ohio, was consolidated into existing Company facilities in other locations. The Company intends to continue to service its customer base through a dedicated sales team within this market and supported by personnel at our Chapman Printing locations. As a result of this action, the Company recorded a reduction in force of 24 employees. The Company also recorded asset impairment charges of $0.6 million, representing assets classified as held for sale at October 31, 2012. (See Note 12).

    The restructuring payments in 2013 were primarily related to a contractual settlement in the form of a promissory note with the Lessor at the Company’s former location in Bridgeville, Pennsylvania. (see Note 3)

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. Acquired Intangible Assets and Goodwill

	2013		2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Non-compete agreement	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Customer relationships	2,451,073	1,149,033	2,451,073	1,026,935
Other	564,946	558,737	564,946	541,236
	4,016,019	2,707,770	4,016,019	2,568,171

Unamortizable intangible assets:
Goodwill	1,737,763	507,278	3,964,600	507,278
	1,737,763	507,278	3,964,600	507,278

Total goodwill and other intangibles	$5,753,782	$3,215,048	$7,980,619	$3,075,449

    In the fourth quarter of 2013 the Company performed a qualitative assessment of the remaining indefinite-lived intangible assets of goodwill associated with the office products and office furniture segment and determined after assessing in totality various qualitative factors it was determined that it is not more likely than not that the applicable indefinite-lived intangible (goodwill) is impaired.

    During the first quarter of 2013 as part of a process of addressing the Company’s debt status with its Previous Secured Lenders as well as first quarter 2013 performance to budget, the Company performed a comprehensive reassessment of its initial fiscal year 2013 budget. The Company, as part of this process, identified at least one customer in the printing segment from which it anticipated a substantial revenue decline in the second quarter of 2013 and beyond and associated profitability declines in 2013 and beyond. As a result of this process, it was determined that an impairment test between annual impairment tests was warranted for the printing segment as a result of the potential near term challenges facing the Company, anticipated customer specific revenue decreases and softness in the Company’s core West Virginia market. The Company performed Step 1 of the Goodwill impairment test for the printing segment with the assistance of a third party valuation specialist using the income approach and the testing indicated a value less than the carrying value of the segment at January 31, 2013.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Amortization expense for the years ended October 31, 2013, 2012 and 2011 was $140,000, $145,000, and $270,000 respectively. A non-compete agreement was being amortized over a period of seven years and the customer relationships are being amortized over a period of 20 years. These items are both related to the acquisition of Syscan in 2004. The weighted average remaining life of the Company's amortizable intangible assets was approximately 6 years. Estimated amortization expense for each of the following years is:

2014	$128,306
2015	122,098
2016	122,098
2017	122,098
2018	122,098
Thereafter	691,551
$1,308,249

The changes in the carrying amount of goodwill, trademark and masthead and other amortizing intangibles for the years ended October 31, 2013 and 2012 were:

Goodwill:

	Printing	Office Products and Furniture	Total

Balance at October 31, 2011
Goodwill	$2,226,837	$1,230,485	$3,457,322
Accumulated Impairment losses	-	-	-
	2,226,837	1,230,485	3,457,322
Goodwill acquired Fiscal 2012	-	-	-
Impairment losses Fiscal 2012	-	-	-
Balance at October 31, 2012
Goodwill	2,226,837	1,230,485	3,457,322
Accumulated Impairment Losses	-	-	-
	2,226,837	1,230,485	3,457,322
Goodwill acquired Fiscal 2013	-	-	-
Impairment losses Fiscal 2013	(2,226,837)	-	(2,226,837)
Balance at October 31, 2013
Goodwill	2,226,837	1,230,485	3,457,322
Accumulated Impairment Losses	(2,226,837)	-	(2,226,837)
	$-	$1,230,485	$1,230,485

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

   Amortizing Intangible Assets (net of amortization expense):

	Printing	Office Products and Furniture	Total

Balance at October 31, 2011
Amortizing Intangible Assets (net of amortization expense)	$564,698	$1,028,246	$1,592,944
Accumulated Impairment losses	-	-	-
	564,698	1,028,246	1,592,944
Amortizing Intangible Assets (net of amortization expense) acquired Fiscal 2012	-	-	-
Impairment losses Fiscal 2012	-	-	-
Amortization expense	63,977	81,119	145,096
Balance at October 31, 2012
Amortizing Intangible Assets (net of amortization expense)	500,721	947,127	1,447,848
Accumulated Impairment Losses	-	-	-
	500,721	947,127	1,447,848
Amortizing intangible acquired in Fiscal 2013	-	-	-
Impairment losses Fiscal 2013	-	-	-
Amortization expense	58,404	81,195	139,599

Balance at October 31, 2013
Amortizing intangible	442,317	865,932	1,308,249
Accumulated Impairment losses	-	-	-
	$442,317	$865,932	$1,308,249

    A summary of impairment charges from continuing operations is included in the table below:

	2013	2012	2011

Goodwill	$2,226,837	$-	$-
Other intangibles	-	-	-
	$2,226,837	$-	$-

    A summary of impairment charges from discontinued operations is included in the table below and are associated with the former newspaper segment:

	2013	2012	2011

Goodwill	$-	$9,510,933	$2,364,028
Other intangibles	-	-	-
Trademark & masthead	-	1,557,950	6,352,840
	$-	$11,068,883	$8,716,868

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

    As part of the Company’s revised restructuring plan submitted to the Company’s secured lenders in July 2012 the Company determined that another division within the printing segment met the criteria of an asset held for sale at July 31, 2012 (Donihe). Therefore, in accordance with applicable accounting guidance the Company has determined the associated assets and liabilities of this division should be classified as assets and liabilities held for sale/discontinued operations at October 31, 2012 and October 31, 2013. The Company recorded an impairment charge in fiscal 2012 of approximately $337,000 as a result of the measurement requirements associated with this division. This division's results have historically been accounted for in the Company’s printing segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, these results are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

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

    The Company identified two Company owned facilities within the printing segment that the Company intended to sell as a result of the Company’s Revised Restructuring Plan. These facilities were carried at their carrying amount which the Company believes to currently be lower than the estimated fair value less cost to sell.

    The Company sold substantially all of the assets of its Blue Ridge Printing, Co., Inc. ("Blue Ridge") subsidiary on June 25, 2013 to BRP Company, Inc. pursuant to an Asset Purchase Agreement. The Company received approximately $942,000 net of commissions at closing subsequently reduced by net liquidity adjustments approximating $22,000. Blue Ridge has historically been accounted for in the Company's printing segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of Blue Ridge are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

    On July 12, 2013, the Company’s wholly owned subsidiary Champion Publishing, Inc. sold substantially all the assets of its newspaper operations (The “Herald-Dispatch”) headquartered in Huntington, West Virginia to HD Media Company, LLC pursuant to an Asset Purchase Agreement. The Company received approximately $9,700,000 net of selling commissions and pro-rated taxes.  The Herald-Dispatch has historically been accounted for in the Company’s newspaper segment representing this segments only operating entity. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of The Herald Dispatch are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

    The following is selected financial information included in net earnings (loss) from discontinued operations for three divisions classified within the printing segment and the Herald-Dispatch previously classified within the newspaper segment until the sale of this segment and reflects interest on estimated debt required to be repaid as a result of these disposal transactions and excludes any general corporate overhead allocations. The interest expense allocated to discontinued operations for the year ended October 31, 2013, 2012, and 2011, was approximately $615,000, $837,000, and $880,000.

	Twelve Months Ended October 31,
	2013
	Printing	Herald-Dispatch	Total
Net sales	$2,190,236	$8,954,004	$11,144,240
(Loss) earnings from discontinued operations	(746,581)	491,367	(255,214)
Income tax benefit (expense)	250,670	(184,608)	66,062
Gain (loss) on sale of discontinued operations	(103,802)	547,106	443,304
Income tax (expense) benefit on sale	34,338	(205,548)	(171,210)
Net earnings (loss) from discontinued operations	(565,375)	648,317	82,942

	Twelve Months Ended October 31,
	2012
	Printing	Herald-Dispatch	Total
Net sales	$19,118,500	$13,991,752	$33,110,252
(Loss) from discontinued operations	(700,817)	(9,579,038)	(10,279,855)
Income tax benefit (expense)	-	-	-
Gain on sale of discontinued operations	1,567,231	-	1,567,231
Income tax (expense) on sale	-	-	-
Net earnings (loss) from discontinued operations	866,414	(9,579,038)	(8,712,624)

	Twelve Months Ended October 31,
	2011
	Printing	Herald-Dispatch	Total
Net sales	$26,742,318	$14,589,210	$41,331,528
(Loss) earnings from discontinued operations	167,967	(6,897,488)	(6,729,521)
Income tax benefit (expense)	(78,809)	2,554,830	2,476,021
Gain on sale of discontinued operations	-	-	-
Income tax on sale (expense)	-	-	-
Net (loss) earnings from discontinued operations	89,158	(4,342,658)	(4,253,500)

  Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The major classes of assets and liabilities held for sale and of discontinued operations included in the Consolidated Balance Sheets are as follows (see Note 3 for discussion of debt allocated to liabilities held for sale/discontinued operations):

	Held for sale	Discontinued Operations	Total	Held for sale	Discontinued Operations	Total
	October 31, 2013			October 31, 2012
Assets:
Accounts Receivable	$-	$124,231	$124,231	$-	$2,454,406	$2,454,406
Inventories	-	-	-	-	706,584	706,584
Other current assets	-	-	-	-	109,940	109,940
Property and equipment, net	369,073	-	369,073	1,219,073	5,276,348	6,495,421
Other Assets	-	-	-	-	5,128,469	5,128,469
Total current assets	369,073	124,231	493,304	1,219,073	13,675,747	14,894,820
Property and equipment, net	-	-	-	-	-	-
Other assets	-	-	-	-	-	-
Total non-current assets	-	-	-	-	-	-
Total assets held for sale/discontinued operations	$369,073	$124,231	$493,304	$1,219,073	$13,675,747	$14,894,820

Liabilities:
Accounts payable	$-	$-	$-	$-	$836,869	$836,869
Deferred revenue	-	-	-	-	663,496	663,496
Accrued payroll and commissions	-	-	-	-	382,550	382,550
Taxes accrued and withheld	-	315	315	-	335,476	335,476
Accrued expenses	-	-	-	-	76,661	76,661
Debt (see Note 3)	-	-	-	1,219,073	11,603,132	12,822,205
Total current liabilities	-	315	315	1,219,073	13,898,184	15,117,257
Total non-current liabilities debt	369,073	123,916	492,989	-	-	-
Total liabilities held for sale/discontinued operations	$369,073	$124,231	$493,304	$1,219,073	$13,898,184	$15,117,257

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

13. Shareholders Rights Agreement and Warrants to Purchase Shares of Class B Common Stock

              In accordance with the provisions of the Restated Credit Agreement, the Company issued $0.001 per share warrants issued for up to 30% (on a post-exercise basis) of the outstanding common stock of the Company in the form of non-voting Class B common stock and associated Investor Rights Agreement for the benefit of the Previous Secured Lenders under the Restated Credit Agreement. The Company had various milestone dates, which may have reduced the number of warrants outstanding upon satisfaction of certain conditions. The Company was unable to achieve the milestones. The warrants expire after October 19, 2017.

              The warrants were deemed to be freestanding financial instruments and indexed to the Company's stock and as such have been classified as shareholder's equity. The Company determined this treatment after assessment of the facts and circumstances of the relevant warrant related documents and disregarded any non-substantive or minimal features. The debt discount was amortized over the life of the Restated Credit Agreement using the interest method. The Company valued the allocation of the warrants using a market approach based on warrant pricing empirical data, and a Black-Scholes analysis with assistance from a third party valuation expert.

    The Warrants entitle the Holders thereof to purchase that number of shares of Company Class B Common Stock equal to thirty percent (30%) of the then issued and outstanding Common Stock of the Company, on a fully diluted, post-exercise basis. Based on the 11,299,528 shares of Company Common Stock currently issued and outstanding, exercise in full of the Warrants would result in the Company’s issuance of an additional 4,842,654 shares to the Warrant Holders. In the event a greater number of issued and outstanding common shares exist at the time of option exercise, a greater number of options of shares of Class B Common Stock would be issuable. The Previous Secured Lenders assigned the warrants to Marshall T. Reynolds in consideration for his personal guaranty and stock pledge and security agreement to assist in facilitating the consummation of the October 2013 Credit Agreement.

The exercise price is $0.001 per share of Class B Common Stock.

The Warrants expire on October 19, 2017.

The Warrants may be exercised for all shares of Class B Common Stock which may then be purchased thereunder, and for any part of the shares which may be purchased thereunder on not more than two occasions. On October 19, 2012, the Company's Board of Directors approved the increase in authorized shares and the addition of Class B common stock. The Company's CEO controlled approximately 53.7% of the common stock and agreed on October 19, 2012 to vote in favor of this action. Therefore, the Class B shares are initially reflected as authorized in the October 31, 2012 Financial Statements.

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

The Previous Secured Lenders had granted the Company rights to call and redeem the Warrants and any shares of Class B Common Stock issued thereunder, at a price of $0.001 per share, at various dates ending on June 30, 2013, if the Company attains various financial goals.  The warrants were not called due to the Company's inability to attain such goals.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The call options which have expired were as follows:

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

The Company has the right, exercisable no more than once in any twelve (12) month period, to decline such demand registration if the Company’s Board of Directors determines, in its good faith judgment, that it would be materially detrimental to the Company and its shareholders for such registration statement to become effective, it would materially interfere with a significant corporate transaction, require premature disclosure of material  information that the Company has a bona fide business purpose for preserving its confidentiality or render the Company unable to comply with SEC requirements.

               In the event that Marshall T. Reynolds, beneficial owner of fifty-three and seven-tenths percent (53.7%) of currently issued and outstanding Company Common Stock (exclusive of Mr. Reynolds warrant assignment) proposes to transfer, sell or otherwise dispose of any of his Company Common Stock which represents in the aggregate five percent (5%) or more of the then outstanding  Company Common Stock, the Holders shall have the right to require the proposed purchaser to purchase from them (i) all shares owned by them if the proposed transfer by Mr. Reynolds to the proposed purchaser is for one hundred percent (100%) of the shares held by him, or (ii) up to the number of whole shares owned by the Holders equal to the sum of (a) the number derived by multiplying the total number of shares Mr. Reynolds proposes to transfer by a fraction the numerator of which is the total number of shares owned by the Holders and the denominator of which is the total number of shares of the Company then outstanding and any additional shares that the Holders shall be entitled to have purchased.

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

Deferred Tax Assets:

               The Company currently intends to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence related to our sources of future taxable income exists and the Company is better able to identify a longer term solution to our overall current credit situation. Therefore, the amount of deferred tax asset considered realizable could be adjusted in future periods based on a multitude of factors, including but not limited to a refinancing of the Company’s existing credit agreement with its secured lenders, and such adjustments may be material to the Consolidated Financial Statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

15. Earnings (loss) Per Share

   Earnings (loss) per share (EPS) were computed as follows:

	Income (Loss)	Weighted Average Shares	Per Share Amount
Year Ended October 31, 2013
Net income from continuing operations	$5,631,452	11,300,000	$0.50
Net income from discontinued operations	82,942	11,300,000	0.01
Net income	5,714,394
Basic earnings per share:
Net income available to common shareholders, total	5,714,394	11,300,000	0.51
Effect of dilutive securities stock options/warrants		4,814,000
Diluted earnings per share:
Net income available to common shareholders and assumed conversions	$5,714,394	16,114,000	$0.36

Year Ended October 31, 2012
Net loss from continuing operations	$(14,605,151)	11,300,000	$(1.29)
Net loss from discontinued operations	(8,712,624)	11,300,000	(0.77)
Net loss	(23,317,775)
Basic loss per share:
Net loss available to common shareholders, total	(23,317,775)	11,300,000	(2.06)
Effect of dilutive securities stock options/warrants		-
Diluted loss per share:
Net loss available to common shareholders and assumed conversions	$(23,317,775)	11,300,000	$(2.06)

Year Ended October 31, 2011
Net income from continuing operations	$277,457	10,362,000	$0.03
Net loss from discontinued operations	(4,253,500)	10,362,000	(0.41)
Net loss	(3,976,043)
Basic loss per share:
Net loss available to common shareholders, total	(3,976,043)	10,362,000	(0.38)
Effect of dilutive securities stock options		-
Diluted loss per share:
Net loss available to common shareholders and assumed conversions	$(3,976,043)	10,362,000	$(0.38)

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

16. Quarterly Results of Operations (unaudited)

The following is a summary of the quarterly results of operations for the years ended October 31, 2013 and 2012.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues
2013	$18,311,000	$18,100,000	$17,970,000	$17,942,000
2012	$21,788,000	$23,134,000	$22,207,000	$20,021,000

Gross profit
2013	$5,150,000	$5,295,000	$4,780,000	$5,682,000
2012	$6,222,000	$6,667,000	$5,463,000	$6,052,000

Net income (loss)
From continuing operations
2013	$(3,623,000)	$(621,000)	$(1,306,000)	$11,181,000
2012	$(626,000)	$(11,746,000)	$(1,513,000)	$(720,000)
From discontinued operations
2013	$82,000	$(203,000)	$216,000	$(12,000)
2012	$540,000	$(9,270,000)	$920,000	$(903,000)
Total operations
2013	$(3,541,000)	$(824,000)	$(1,090,000)	$11,169,000
2012	$(86,000)	$(21,016,000)	$(593,000)	$(1,623,000)

Earnings (loss) per share
Basic
From continuing operations
2013	$(0.32)	$(0.05)	$(0.12)	$0.99
2012	$(0.06)	$(1.04)	$(0.13)	$(0.06)
From discontinued operations
2013	$0.01	$(0.02)	$0.02	$-
2012	$0.05	$(0.82)	$0.08	$(0.08)
Total operations
2013	$(0.31)	$(0.07)	$(0.10)	$0.99
2012	$(0.01)	$(1.86)	$(0.05)	$(0.14)

Diluted
From continuing operations
2013	$(0.22)	$(0.04)	$(0.08)	$0.69
2012	$(0.06)	$(1.04)	$(0.13)	$(0.06)
From discontinued operations
2013	$0.01	$(0.01)	$0.01	$-
2012	$0.05	$(0.82)	$0.08	$(0.08)
Total operations
2013	$(0.21)	$(0.05)	$(0.07)	$0.69
2012	$(0.01)	$(1.86)	$(0.05)	$(0.14)

Weighted average shares outstanding
Basic
2013	11,300,000	11,300,000	11,300,000	11,300,000
2012	11,300,000	11,300,000	11,300,000	11,300,000

Diluted
2013	16,114,000	16,105,000	16,112,000	16,124,000
2012	11,300,000	11,300,000	11,300,000	11,300,000

Champion Industries, Inc. and Subsidiaries

 Schedule II

Valuation and Qualifying Accounts

Years Ended October 31, 2013, 2012 and 2011

Description	Balance at beginning of period	Balances of acquired companies	Additions charged to costs and expense	Deductions(1)	Balance at end of period
2013
Allowance for doubtful accounts from continuing operations	$1,012,894	$-	$143,689	$(183,805)	$972,778

2012
Allowance for doubtful accounts from continuing operations	$539,113	$-	$646,670	$(172,889)	$1,012,894

2011
Allowance for doubtful accounts from continuing operations	$897,506	$-	$222,044	$(580,437)	$539,113

(1) Uncollectible accounts written off, net of recoveries.