Form 10-Q
period 2014-03-14
CHAMPION INDUSTRIES INC
filed 2014-03-14
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No  ✓ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2014
Common stock, $1.00 par value per share	11,299,528 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	January 31,	October 31,
	2014	2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$203,156	$1,428,542
Accounts receivable, net of allowance of $912,000 and $973,000	9,117,028	9,612,826
Inventories	4,700,911	4,884,579
Other current assets	264,575	423,441
Current portion assets held for sale/discontinued operations (see Note 11)	461,443	493,304
Total current assets	14,747,113	16,842,692

Property and equipment, at cost:
Land	1,254,195	1,254,195
Buildings and improvements	4,988,229	4,988,229
Machinery and equipment	34,350,719	34,334,909
Equipment under capital lease	72,528	72,528
Furniture and fixtures	3,660,008	3,654,353
Vehicles	2,439,491	2,526,038
	46,765,170	46,830,252
Less accumulated depreciation	(39,284,297)	(38,961,412)
	7,480,873	7,868,840

Goodwill	1,230,485	1,230,485
Deferred financing costs	179,607	218,824
Other intangibles, net of accumulated amortization	1,273,350	1,308,249
Other assets	60,240	61,532
	2,743,682	2,819,090
Total assets	$24,971,668	$27,530,622

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	January 31,	October 31,
	2014	2013
	(Unaudited)
Current liabilities:
Accounts payable	$5,461,452	$6,925,532
Accrued payroll and commissions	442,059	767,638
Taxes accrued and withheld	771,826	745,658
Accrued expenses	1,675,125	1,785,035
Current portion liabilities held for sale/discontinued operations (see Note 5 and Note 11)	-	315
Notes payable (see Note 5)	915,097	902,565
Capital lease obligations (see Note 5)	14,025	13,817
Total current liabilities	9,279,584	11,140,560

Long-term debt, net of current portion:
Notes payable (see Note 5)	9,376,658	9,494,727
Notes payable - related party (see Note 5)	2,500,000	2,500,000
Debt discount (see Note 5)	(391,832)	(477,387)
Capital lease obligations (see Note 5)	38,978	42,563
Long-term portion liabilities held for sale/discontinued operations (see Note 5 and Note 11)	461,443	492,989
Other liabilities	-	150
Total liabilities	21,264,831	23,193,602

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 Class A voting shares authorized; 11,299,528 shares issued and outstanding	11,299,528	11,299,528
Common Stock, Class B nonvoting stock, $1 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Additional paid-in capital	24,279,179	24,279,179
Retained deficit	(31,871,870)	(31,241,687)
Total shareholders' equity	3,706,837	4,337,020
Total liabilities and shareholders’ equity	$24,971,668	$27,530,622

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended January 31,
	2014	2013
Revenues:
Printing	$9,358,608	$11,101,480
Office products and office furniture	6,064,090	7,209,019
Total revenues	15,422,698	18,310,499

Cost of sales:
Printing	7,226,610	8,240,566
Office products and office furniture	4,435,766	4,943,946
Total cost of sales	11,662,376	13,184,512

Gross profit	3,760,322	5,125,987

Selling, general and administrative expenses	4,120,474	5,142,321
Goodwill impairment	-	2,226,837
(Loss) from operations	(360,152)	(2,243,171)

Other income (expense):
Interest expense - related party	(20,764)	(20,764)
Interest expense	(263,761)	(1,315,066)
Other	14,494	9,623
	(270,031)	(1,326,207)
(Loss) from continuing operations before income taxes	(630,183)	(3,569,378)
Income tax benefit	-	23,523
Net (loss) from continuing operations	(630,183)	(3,545,855)
Net Income from discontinued operations	-	3,978
Net (loss)	$(630,183)	$(3,541,877)

(Loss) per share:
Basic and diluted (loss) from continuing operations	$(0.06)	$(0.31)
Basic and diluted (loss) from discontinued operations	-	-
Total (loss) per common share	$(0.06)	$(0.31)

Weighted average shares outstanding:
Basic and diluted	11,300,000	11,300,000

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended January 31,
	2014	2013
Cash flows from operating activities:
Net (loss)	$(630,183)	$(3,541,877)
Net income from discontinued operations	-	3,978
Net (loss) from continuing operations	(630,183)	(3,545,855)

Adjustments to reconcile net (loss) from continuing operations to cash (used in) provided by operating activities:
Depreciation and amortization	521,072	547,212
(Gain) on sale of assets	(14,124)	(9,250)
Allowance for doubtful accounts	20,808	(29,464)
Deferred financing costs / debt discount	124,770	614,226
Accrued deferred fee	-	260,700
Goodwill impairment	-	2,226,837
Changes in assets and liabilities:
Accounts receivable	474,990	1,425,104
Inventories	183,668	244,606
Other current assets	158,866	191,643
Accounts payable	(1,464,080)	1,425,759
Accrued payroll and commissions	(325,579)	(229,617)
Taxes accrued and withheld	26,168	71,111
Accrued expenses	(109,910)	(326,356)
Other liabilities	(150)	(450)
Net cash (used in) provided by operating activities continuing operations	(1,033,684)	2,866,206
Net cash provided by operating activities discontinued operations	31,546	135,119
	(1,002,138)	3,001,325

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Three Months Ended January 31,
	2014	2013
Cash flows from investing activities:
Purchase of property and equipment	(129,634)	(73,600)
Proceeds from sale of fixed assets	45,552	9,250
Proceeds from assets held for sale	-	816,667
Change in other assets	1,293	(538)
Net cash (used in) provided by investing activities continuing operations	(82,789)	751,779
Net cash provided by investing activities discontinued operations	-	408,333
	(82,789)	1,160,112
Cash flows from financing activities:
Proceeds from term debt	108,623	-
Principal payments on term debt	(249,082)	(1,832,508)
Net cash used in financing activities continuing operations	(140,459)	(1,832,508)
Net cash used in financing activities discontinued operations	-	(408,333)
	(140,459)	(2,240,841)
Net (decrease) increase in cash and cash equivalents	(1,225,386)	1,920,596
Cash and cash equivalents at beginning of period	1,428,542	1,844,797
Cash and cash equivalents at end of period	$203,156	$3,765,393

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation, Business Operations and Recent Accounting Pronouncements

The foregoing financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 2013, and related notes thereto contained in Champion Industries, Inc.’s Form 10-K filed January 29, 2014. The accompanying interim financial information is unaudited. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. The balance sheet information as of October 31, 2013 was derived from our audited financial statements.

Reclassifications and Revisions: Certain prior-year amounts have been reclassified to conform to the current year financial statement presentation. The Company's operations comprising its former Donihe Graphics division, Blue Ridge Printing division and the Herald-Dispatch Newspaper segment were classified as discontinued operations in the consolidated statements of operations for all periods presented. (see Note 11).

Newly Issued Accounting Standards

Effective July 1, 2009, changes to the ASC are communicated through an ASU. As of January 31, 2014, the FASB has issued ASU’s 2009-01 through 2014-05. The Company reviewed each ASU and determined that they will not have a material impact on the Company’s financial position, results of operations or cash flows, other than related disclosures to the extent applicable.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options and warrants. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants using the treasury stock method. There was no dilutive effect for the three months ended January 31, 2014 and 2013.

3. Accounts Receivable, Allowance for Doubtful Accounts and Revenue Recognition

Accounts Receivable: Accounts receivable are stated at the amount billed to customers. Accounts receivable are ordinarily due 30 days from the invoice date. The Company encounters risks associated with sales and the collection of the associated accounts receivable. As such, the Company records a monthly provision for accounts receivable that are considered to be uncollectible and performs a comprehensive assessment periodically utilizing a variety of historical information and specific account review. The allowance for doubtful accounts is assessed periodically based on events that may change the rate such as a significant increase or decrease in collection performance and timing of payments as well as the calculated total exposure in relation to the allowance. Periodically, the Company compares the identified credit risks with the allowance that has been established using historical experience and adjusts the allowance accordingly.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

4. Inventories

Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods at certain divisions.

Inventories consisted of the following:

	January 31, 2014	October 31, 2013
Printing:
Raw materials	$1,330,826	$1,375,675
Work in process	719,187	756,861
Finished goods	1,247,800	1,218,233
Office products and office furniture	1,403,098	1,533,810
	$4,700,911	$4,884,579

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Long-Term Debt

Long-term debt consisted of the following:

	January 31,	October 31,
	2014	2013
Term Note A dated October 7, 2013, due in monthly installments of $50,000 plus interest payments equal to the prime rate of interest plus 2% maturing April 1, 2015, collateralized by substantially all of the assets of the Company.	$10,300,000	$10,450,000
Installment notes payable to banks and Lessor, due in monthly installments plus interest at rates approximating the bank’s prime rate or the prime rate subject to various floors maturing in various periods ranging from December 2013-January 2016, collateralized by equipment and vehicles.	453,198	440,281
Notes payable to shareholders. The shareholder note of $2.5 million plus all accrued interest was initially due in one balloon payment in September 2014 pursuant to Term Note A maturity adjusted to April 2015. Interest is equal to the prime rate.	2,500,000	2,500,000
Capital lease obligation for printing equipment at an imputed interest rate of 6.02% per annum	53,003	56,380
Unamortized debt discount	(391,832)	(477,387)
	12,914,369	12,969,274
Less current portion long-term debt	915,097	902,565
Less current portion obligation under capital lease	14,025	13,817
Long-term debt, net of current portion and capital lease obligation	$11,985,247	$12,052,892

Continuing operations:
Long-term debt, net of current portion	$9,376,658	$9,494,727
Long-term capital lease obligation	38,978	42,563
Current portion of long-term debt	915,097	902,565
Long-term notes payable to related party	2,500,000	2,500,000
Current portion of capital lease obligation	14,025	13,817
Debt discount	(391,832)	(477,387)
Total debt from continuing operations	12,452,926	12,476,285
Liabilities held for sale/discontinued operations - debt (see Note 11)	461,443	492,989
Total indebtedness	$12,914,369	$12,969,274

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

Maturities of long-term debt and capital lease obligations from continuing and discontinued operations for each of the next five years beginning February 1, 2014:

2014	$929,122
2015	11,961,159
2016	15,809
2017	8,279
2018	-
$12,914,369

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Debt 2014:

The Company is currently operating under the provisions of the Third Amended and Restated Credit Agreement (the “October 2013 Credit Agreement”) as further discussed herein.

Debt 2013:

Effective October 7, 2013 the Company began operating under a  October 2013 Credit Agreement as further discussed herein. The following is a sequential summary of the various debt actions in 2013:

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

(c)
The Company was subject to a minimum EBITDA covenant commencing with the month ended June 30, 2013 based on a buildup starting April 1, 2013 of $1,378,394 at June 30, 2013, $2,198,509 at July 31, 2013 and $2,506,722 at August 31, 2013

(d)
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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Other debt provisions:

The prime rate was the primary interest rate on the above loans prior to September 14, 2007. After this date, the primary interest rate consisted primarily of LIBOR 30-day, 60-day and 90-day rates plus the applicable margin (effective with the Second Amendment, the primary interest rate was LIBOR 30-day and 60-day rates plus the applicable margin) (after the Restated Credit Agreement effective date, the primary interest rate was LIBOR plus the applicable margin). Concurrent with the October 2013 Credit Agreement the prime rate plus the applicable margin is the primary interest rate on the Company's indebtedness. Prime rate approximated 3.25% at January 31, 2014 and 2013 while the LIBOR rate approximated 0.25% at January 31, 2013. The Company had accrued interest of approximately $161,000 and $142,000 at January 31, 2014 and October 31, 2013 recorded as accrued expenses on the balance sheet. Deferred financing costs and debt discount are amortized under the interest method over the life of the related credit facilities and are reported as part of interest expense. In 2014 and 2013, $125,000 and $614,000 of debt discount and/or deferred financing costs were included as interest expense. In addition, certain period costs associated with these credit facilities are recorded as a component of interest including administrative agent fees and costs. The Company amortized under the interest method the debt discount associated with the issuance of warrants as well as lender fees and other costs associated with the Restated Credit Agreement and is amortizing under the interest method the costs and maturity prepayment premium associated with the October 2013 Credit Agreement. Interest paid from total operations during the three months ended January 31, 2014 and 2013 approximated $138,000 and $666,000.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

6. Income taxes

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company had determined that a full valuation allowance was warranted at October 31, 2013. The Company reassessed it's previous determination regarding its valuation allowance and determined that a full valuation allowance was warranted at January 31, 2014. The amount of deferred tax asset considered realizable could be adjusted in future periods based on a multitude of factors, including but not limited to a reassessment of our credit position, and such adjustments may be material to the Consolidated Financial Statements.

The Company’s effective tax rate for continuing operations for 2014 was 0.0% compared to a tax benefit of 0.7% for 2013. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets. The Company recorded a tax benefit from continuing operations in 2013 resulting from the application of certain provisions of ASC 740 regarding interim implications of intra-period tax allocations for discontinued operations when there is a loss from continuing operations to maintain financial statement neutrality and to recognize the tax components between continuing operations and discontinued operations on a discrete basis.

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

In certain cases, exposure to loss may exist in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate of reasonably possible losses, in excess of amounts accrued, for current legal proceedings not covered by insurance is not greater than $0.4 million at January 31, 2014 and may be substantially lower than this amount. Any estimate involves significant judgment, given the varying stages of the proceedings (including cases in preliminary stages), as well as numerous unresolved issues that may impact the outcome of a proceeding. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate. The current loss estimate excludes legal and professional fees associated with defending such proceedings. These fees are expensed as incurred and may be material to the Company's Consolidated Financial Statements in a particular period.

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

The Warrants entitle the Holders thereof to purchase that number of shares of Company Class B Common Stock equal to thirty percent (30%) of the then issued and outstanding Common Stock of the Company, on a fully diluted, post-exercise basis. Based on the 11,299,528 shares of Company Common Stock currently issued and outstanding, exercise in full of the Warrants would result in the Company’s issuance of an additional 4,842,654 shares to the Warrant Holders. In the event a greater number of issued and outstanding common shares exist at the time of option exercise, a greater number of options of shares of Class B Common Stock would be issuable. The Previous Secured Lenders assigned the warrants to Marshall T. Reynolds in consideration for his personal guaranty and stock pledge and security agreement to assist in facilitating the consummation of the October 2013 Credit Agreement. The Previous Secured Lenders, as Warrant Holders, were subject to the ownership limitations of the Bank Holding Company Act of 1956, as amended and regulations promulgated thereunder (the "Bank Holding Company Act") which placed limitations on their ability to control other companies. The Previous Secured Lenders/Warrant Holders requested, and the Company agreed to create a non-voting class of Common Stock, to be designated as "Class B Common Stock". The Warrants constitute the right to purchase Class B Common Stock. The warrants are exercisable solely for shares of Class B Common Stock. However, because any Class B Common Stock issuable pursuant to the Warrants may be sold by the Warrant Holders to entities not subject to the Bank Holding Company Act, or because one or more Warrant Holders may be permitted to own a limited number of voting shares of Company Class A Common Stock, the articles of amendment provide that those shares of Class B Common Stock are convertible into shares of Class A Common Stock, and vice versa, without charge. Marshall T. Reynolds, as the current Warrant Holder is entitled to convert Class B Common Shares into shares of Class A Common Stock.

As of January 31, 2014 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2014	2015	2016	2017	2018	Residual	Total

Non-cancelable operating leases	$528,744	$363,596	$349,849	$289,939	$195,132	$90,088	$1,817,348

Term debt	874,296	9,875,636	3,266	-	-	-	10,753,198

Obligations under capital lease	10,440	14,670	15,574	12,319	-	-	53,003

Debt discount	-	(391,832)	-	-	-	-	(391,832)

Notes payable - related party	-	2,500,000	-	-	-	-	2,500,000

	$1,413,480	$12,362,070	$368,689	$302,258	$195,132	$90,088	$14,731,717

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

The identifiable assets are reflective of non-GAAP assets reported on the Company's internal balance sheets and are typically adjusted for negative book cash balances, taxes and other items excluded for segment reporting. The assets are classified based on the primary functional segment category as reported on the internal balance sheets. Therefore the actual segment assets may not directly correspond with the segment operating (loss) income reported herein. The Company has certain assets classified as held for sale/discontinued operations representing $13,010,266 at January 31, 2013 and $461,443 at January 31, 2014. These assets were part of the printing and newspaper segments prior to the reclassification as assets held for sale/discontinued operations. The total assets reported on the Company's balance sheets as of January 31, 2014 and January 31, 2013 are $24,971,668 and $43,815,842. The identifiable assets reported below represent $24,510,225 and $30,805,576.

The table below presents information about reported segments for the three months ended January 31:

2014 Quarter 1	Printing	Office Products & Furniture	Total

Revenues from continuing operations	$9,847,054	$6,890,038	$16,737,092
Elimination of intersegment revenue	(488,446)	(825,948)	(1,314,394)
Consolidated revenues from continuing operations	$9,358,608	$6,064,090	$15,422,698

Operating (loss) from continuing operations	(287,061)	(73,091)	(360,152)
Depreciation & amortization	494,712	26,360	521,072
Capital expenditures	123,979	5,655	129,634
Identifiable assets	17,151,052	7,359,173	24,510,225
Goodwill	-	1,230,485	1,230,485

2013 Quarter 1	Printing	Office Products & Furniture	Total

Revenues from continuing operations	$11,989,511	$8,448,257	$20,437,768
Elimination of intersegment revenue	(888,031)	(1,239,238)	(2,127,269)
Consolidated revenues from continuing operations	$11,101,480	$7,209,019	$18,310,499

Operating (loss) income from continuing operations	(2,454,091)	210,920	(2,243,171)
Depreciation & amortization	513,361	33,851	547,212
Capital expenditures	72,117	1,483	73,600
Identifiable assets	22,849,996	7,955,580	30,805,576
Goodwill	-	1,230,485	1,230,485

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

A reconciliation of total segment revenue, assets and operating (loss) to consolidated (loss) before income taxes for the three months ended January 31, 2014 and 2013 is as follows:

	Three months ended January 31,
	2014	2013
Revenues:
Total segment revenues from continuing operations	$16,737,092	$20,437,768
Elimination of intersegment revenue	(1,314,394)	(2,127,269)
Consolidated revenue from continuing operations	$15,422,698	$18,310,499

Operating (loss) from continuing operations:
Total segment operating (loss) from continuing operations	$(360,152)	$(2,243,171)
Interest expense - related party	(20,764)	(20,764)
Interest expense	(263,761)	(1,315,066)
Other income	14,494	9,623
Consolidated (loss) before income taxes from continuing operations	$(630,183)	$(3,569,378)

Identifiable assets:
Total segment identifiable assets	$24,510,225	$30,805,576
Elimination of intersegment assets and assets held for sale/discontinued operations	461,443	13,010,266
Total consolidated assets	$24,971,668	$43,815,842

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

The Company does not believe it is practicable to estimate the fair value of its variable interest-bearing debt and revolving credit facilities related to its primary credit facilities with a private lender and its subordinated debt to a related party due primarily to the fact that an active market for the Company’s debt does not exist.

The term debt not discussed herein had a carrying value of approximately $0.5 million and the Company believes carrying value approximates fair value for this debt based on recent market conditions, collateral support, recent borrowings and other factors.

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

Goodwill and other intangible assets are measured on a non-recurring basis using Level 3 inputs. Goodwill is also subject to an annual impairment test. (see Note 10)

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

10. Acquired Intangible Assets and Goodwill

	January 31, 2014		October 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Non-compete agreement	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Customer relationships	2,451,073	1,179,557	2,451,073	1,149,033
Other	564,946	563,112	564,946	558,737
	4,016,019	2,742,669	4,016,019	2,707,770

Unamortizable intangible assets:
Goodwill	1,737,763	507,278	1,737,763	507,278
	1,737,763	507,278	1,737,763	507,278

Total goodwill and other intangibles	$5,753,782	$3,249,947	$5,753,782	$3,215,048

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Amortization expense for the three months ended January 31, 2014 and 2013 was $35,000 and $35,000 respectively. Customer relationships are being amortized over a period of 20 years, related to the acquisition of Syscan in 2004. The weighted average remaining life of the Company's amortizable intangible assets was approximately 6 years.

Estimated amortization expense for each of the following years is:

2014	$93,407
2015	122,098
2016	122,098
2017	122,098
2018	122,098
Thereafter	691,551
$1,273,350

The changes in the carrying amount of goodwill and other amortizing intangibles for the three months ended January 31, 2014 were:

Goodwill:

	Printing	Office Products and Furniture	Total

Balance at October 31, 2013
Goodwill	$2,226,837	$1,230,485	$3,457,322
Accumulated impairment losses	(2,226,837)	-	(2,226,837)
	-	1,230,485	1,230,485

Goodwill acquired three months ended January 31, 2014	-	-	-
Impairment losses three months ended January 31, 2014	-	-	-

Balance at January 31, 2014
Goodwill	2,226,837	1,230,485	3,457,322
Accumulated impairment losses	(2,226,837)	-	(2,226,837)
	$-	$1,230,485	$1,230,485

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Amortizing Intangible Assets (net of amortization expense):

	Printing	Office Products and Furniture	Total

Balance at October 31, 2013
Amortizing intangible assets	$442,317	$865,932	$1,308,249
Accumulated impairment losses	-	-	-
	442,317	865,932	1,308,249

Amortizing intangible assets acquired three months ended January 31, 2014	-	-	-
Impairment losses three months ended January 31, 2014	-	-	-
Amortization expense	14,525	20,374	34,899

Balance at January 31, 2014
Amortizing intangible assets	427,792	845,558	1,273,350
Accumulated impairment losses	-	-	-
	$427,792	$845,558	$1,273,350

A summary of impairment charges from continuing operations is included in the table below:

	Three Months Ended January 31,
	2014	2013

Goodwill	$-	$2,226,837
Other intangibles	-	-
	$-	$2,226,837

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

11. Discontinued Operations and Assets Held for Sale

As part of the Company’s revised restructuring plan submitted to the Company’s secured lenders in July 2012 the Company determined that a division within the printing segment met the criteria of an asset held for sale at July 31, 2012 (Donihe). Therefore, in accordance with applicable accounting guidance the Company has determined the associated assets and liabilities of this division should be classified as assets and liabilities held for sale/discontinued operations at January 31, 2014 and October 31, 2013. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of Donihe are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

The Company has also identified certain long-lived assets that are being included as a component of assets held for sale for the Merten division ("Merten") which currently retains a sales presence in Cincinnati, Ohio. As part of the Company’s revised restructuring plan submitted to the Company’s secured lenders in July 2012 the Company determined that certain printing segment assets met the criteria of an asset held for sale of Merten. Therefore, in accordance with applicable accounting guidance the Company has determined certain long-lived assets of this division should be classified as assets held for sale at October 31, 2012 (These assets were sold in December 2012).

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

On July 12, 2013, the Company’s wholly owned subsidiary Champion Publishing, Inc. sold substantially all the assets of its newspaper operations (The “Herald-Dispatch”) headquartered in Huntington, West Virginia to HD Media Company, LLC pursuant to an Asset Purchase Agreement. The Company received approximately $9,700,000 net of selling commissions, and pro-rated taxes.  The Herald-Dispatch has historically been accounted for in the Company’s former newspaper segment representing this segments only operating entity. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of The Herald Dispatch are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following is selected financial information included in net earnings (loss) from discontinued operations for two divisions classified within the printing segment and the Herald-Dispatch previously classified within the newspaper segment until the sale of this segment and reflects interest on estimated debt required to be repaid as a result of these disposal transactions and excludes any general corporate overhead allocations. The interest expense allocated to discontinued operations for the three months ended January 31, 2013, was approximately $0.2 million.

	Three Months Ended January 31,
	2013
	Printing	Herald-Dispatch	Total
Net sales	$1,282,794	$3,552,242	$4,835,036
Income (loss) from discontinued operations	(351,217)	378,718	27,501
Income tax benefit (expense)	118,761	(142,284)	(23,523)
Gain on sale of discontinued operations	-	-	-
Income tax (expense) on sale	-	-	-
Net earnings (loss) from discontinued operations	(232,456)	236,434	3,978

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The major classes of assets and liabilities held for sale and of discontinued operations included in the Consolidated Balance Sheets are as follows (see Note 5 for discussion of debt allocated to liabilities held for sale/discontinued operations):

	Held for sale	Discontinued Operations	Total	Held for sale	Discontinued Operations	Total
	January 31, 2014			October 31, 2013
Assets:
Accounts Receivable	$-	$92,370	$92,370	$-	$124,231	$124,231
Inventories	-	-	-	-	-	-
Other current assets	-	-	-	-	-	-
Property and equipment, net	369,073	-	369,073	369,073	-	369,073
Other assets	-	-	-	-	-	-
Total current assets	369,073	92,370	461,443	369,073	124,231	493,304
Property and equipment, net	-	-	-	-	-	-
Other assets	-	-	-	-	-	-
Total noncurrent assets	-	-	-	-	-	-
Total assets held for sale/discontinued operations	$369,073	$92,370	$461,443	$369,073	$124,231	$493,304

Liabilities:
Accounts payable	$-	$-	$-	$-	$-	$-
Deferred revenue	-	-	-	-	-	-
Accrued payroll and commissions	-	-	-	-	-	-
Taxes accrued and withheld	-	-	-	-	315	315
Accrued expenses	-	-	-	-	-	-
Debt (see Note 5)	-	-	-	-	-	-
Total current liabilities	-	-	-	-	315	315
Total noncurrent liabilities - debt	369,073	92,370	461,443	369,073	123,916	492,989
Total liabilities held for sale/discontinued operations	$369,073	$92,370	$461,443	$369,073	$124,231	$493,304

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

	Three Months Ended January 31,
	2014		2013
Revenues:
Printing	$9,358,608	60.7%	$11,101,480	60.6%
Office products and office furniture	6,064,090	39.3	7,209,019	39.4
Total revenues	15,422,698	100.0	18,310,499	100.0
Cost of sales:
Printing	7,226,610	46.8	8,240,566	45.0
Office products and office furniture	4,435,766	28.8	4,943,946	27.0
Total cost of sales	11,662,376	75.6	13,184,512	72.0
Gross profit	3,760,322	24.4	5,125,987	28.0
Selling, general and administrative expenses	4,120,474	26.7	5,142,321	28.1
Goodwill impairment	-	0.0	2,226,837	12.2
(Loss) from operations	(360,152)	(2.3)	(2,243,171)	(12.3)
Interest expense - related party	(20,764)	(0.1)	(20,764)	(0.1)
Interest expense	(263,761)	(1.8)	(1,315,066)	(7.2)
Other income	14,494	0.1	9,623	0.1
(Loss) before taxes	(630,183)	(4.1)	(3,569,378)	(19.5)
Income tax benefit	-	0.0	23,523	0.1
Net (loss) continuing operations	(630,183)	(4.1)%	(3,545,855)	(19.4)%
Discontinued operations	-		3,978
Net (loss)	$(630,183)		$(3,541,877)

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended January 31, 2014 Compared to Three Months Ended January 31, 2013 (Continuing Operations)

Revenues

Total revenues decreased 15.8% in the first quarter of 2014 compared to the same period in 2013, to $15.4 million from $18.3 million. Printing revenue decreased $1.7 million or 15.7% when compared to the first quarter of 2013. The printing revenue reduction was reflective of revenue decreases within most of the Company's operating divisions driven primarily by certain customer specific turnover, sales and other personnel turnover prompted in part by various restructuring actions required by the Previous Secured Lenders and general market conditions. Office products and office furniture revenue decreased 15.9% in the first quarter of 2014 to $6.1 million from $7.2 million in the first quarter of 2013. Office products and office furniture sales decreased in the first quarter of 2014 when compared to the first quarter of 2013, due to lower office furniture sales and a reduction in office products related sales. The reasons for reductions mirrored, in part, the reasons for the sales reductions in the printing segment.

The Company was notified by the State of West Virginia on May 31, 2013 that it was cancelling the Company's state contract for office furniture, panel systems, chairs, etc. effective July 1, 2013. This was due, the Company believes, as part of an overall review of all secondary bid contracts within the state and was not a specific action against the Company and was related to numerous product categories and services. West Virginia is currently in the process of studying purchasing regulations and may have future modifications in future periods. The secondary bid process has historically allowed state agencies to buy products and services quickly, bypassing formal and comprehensive competitive bid purchasing protocols. This change does not preclude the Company from selling office furniture to state agencies and the Company has continued to pursue and be awarded state business subsequent to this change.

Cost of Sales

Total cost of sales decreased 11.5% in the first quarter of 2014, to $11.7 million from $13.2 million in the first quarter of 2013. Printing cost of sales in the first quarter of 2014 decreased over the prior year but increased as a percentage of printing sales from 74.2% in 2013 to 77.2% in 2014. The printing gross margin dollars decreased when compared to the comparable period in the prior year due to lower sales coupled with gross margin percent compression. Office products and office furniture cost of sales decreased in 2014 from 2013 levels due to lower sales partially offset by higher cost of goods sold as a percentage of office products and office furniture sales of 68.6% in 2013 to 73.1% in 2014, thus representing gross margin percent compression in the office products and office furniture segment.

Operating Expenses

In the first quarter of 2013, selling, general and administrative (SG&A) expenses decreased on a gross dollar basis to $4.1 million from $5.1 million in 2013, a decrease of $1.0 million or 19.9%. As a percentage of total sales, the SG&A decreased on a quarter to quarter basis in 2014 to 26.7% from 28.1% in 2013. The decrease in SG&A in total was reflective of reduced professional fees in 2014 and lower personnel and related expenses associated in part with various restructuring initiatives implemented by the Company.
During the first quarter of 2013, as part of a process of addressing the Company’s debt status with its Previous Secured Lenders as well as first quarter 2013 performance to budget, the Company performed a comprehensive reassessment of its initial fiscal year 2013 budget. The Company as part of this process identified at least one customer in the printing segment from which it anticipated a substantial revenue decline in the second quarter of 2013 and beyond and associated profitability declines in 2013 and beyond. As a result of this process, it was determined that an impairment test between annual impairment tests was warranted for the printing segment as a result of the potential near term challenges facing the Company, anticipated customer specific revenue decreases and softness in the Company’s core West Virginia market. The Company performed Step 1 of the Goodwill impairment test for the printing segment with the assistance of a third party valuation specialist using the income approach and the testing indicated a value less than the carrying value of the segment at January 31, 2013.

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

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Segment Operating (Loss) Income

The printing segment reported an operating loss in the first quarter of 2014 of $(0.3) million compared to an operating loss of $(2.5) million in the first quarter of 2013. The decrease in operating loss was primarily attributable to pre-tax goodwill impairment charges of $2.2 million in 2013. The decrease in operating loss was partially offset by gross profit percent compacting and reduced gross profit contribution due to lower sales and margin compression partially offset by lower SG&A expenses which were primarily reflective of lower personnel and related expenses associated in part with various restructuring initiatives implemented by the Company and reduced professional fees in 2014.

The office products and office furniture segment reported an operating loss of $(0.1) million in the first quarter of 2014 compared to income of $0.2 million in the first quarter of 2013. This represented a decrease in profitability of approximately $0.3 million. This decrease is primarily the result of lower gross profit contribution on reduced sales and gross profit compaction partially offset by lower selling, general and administrative expenses in the first quarter of 2014, when compared to the comparable period of the prior year.

(Loss) income from Operations

The loss from operations in the first quarter of 2014 was $(0.4) million compared to a loss from operations of  $(2.2) million in the first quarter of 2013. This change is primarily the result of a $2.2 million goodwill impairment charge in the printing segment in 2013.

Other Income (expense)

Other (expense), net decreased approximately $1.1 million, primarily due to lower interest expense in the first quarter of 2014 due to lower interest rates and lower average borrowings and lower amortization expenses associated with debt discount in 2014 compared to 2013.

Income Taxes
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company had determined that a full valuation allowance was warranted at October 31, 2013. The Company reassessed it's previous determination regarding its valuation allowance and determined that a full valuation allowance was warranted at January 31, 2014. The amount of deferred tax asset considered realizable could be adjusted in future periods based on a multitude of factors, including but not limited to a reassessment of our credit position, and such adjustments may be material to the Consolidated Financial Statements.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

The Company’s effective tax rate for continuing operations for 2014 was 0.0% compared to an effective tax benefit of 0.7% for 2013. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets. The Company recorded a tax benefit from continuing operations in 2013 resulting from the application of certain provisions of ASC 740 regarding interim implications of intra-period tax allocations for discontinued operations when there is a loss from continuing operations to maintain financial statement neutrality and to recognize the tax components between continuing operations and discontinued operations on a discrete basis. There is no incremental income tax for continuing operations or discontinued operations in 2014 due to losses in continuing operations and no results for discontinued operations in 2014 and the Company's total current year expected income tax provision of zero.

Net (loss)

Net (loss) for the first quarter of 2014 was $(0.6) million compared to a net loss of $(3.5) million in the first quarter of 2013. Basic and diluted (loss) per share for the three months ended January 31, 2014 and 2013 were a loss of $(0.06) and of $(0.31).

Discontinued Operations

The Company reported net income from discontinued operations of $0 and $4,000 for the three months ended January 31, 2014 and 2013. The 2013 results were impacted by various restructuring charges of approximately $144,000 associated with the sale of substantially all of the property, plant and equipment of Donihe Graphics Inc. and the associated costs to cease production at this facility including the liquidation of certain inventory. The divisions classified as discontinued operations were sold in 2013 and thus there were no operating results to report in 2014.

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

Liquidity and Capital Resources

Statement of Cash Flows (Continuing Operations)

Net cash (used in) operations for the three months ended January 31, 2014, was $(1.0) million compared to net cash provided by operations of $2.9 million during the same period in 2013. This change in net cash from operations is due primarily to changes in assets and liabilities.

Net cash (used in) provided by investing activities for the three months ended January 31, 2014 was $(0.1) million compared to $0.8 million during the same period in 2013. The net cash used in investing activities during the first three months of 2014 primarily related to the purchase of equipment and vehicles. The net cash provided by investing activities in the first three months of 2013 was primarily related to the sale of equipment at the Company's Merten division.

Net cash (used in) financing activities for the three months ended January 31, 2014 was $(0.1) million compared to $(1.8) million during the same period in 2013. In 2014, the net cash used in financing activities primarily related to scheduled payments of long term debt. In 2013, the net cash used in financing activities primarily related to payments made on Bullet Loan A resulting from certain assets sales as well as scheduled payments of debt.

Statement of Cash Flows (Discontinued Operations)

The Company has reported cash flows from discontinued operations as discrete single items of operating, investing and financing activities.

Net cash provided by operating activities of discontinued operations were $32,000 and $135,000 in 2014 and 2013.

Net cash provided by investing activities of discontinued operations were $0 and $0.4 million in 2014 and 2013. In 2013, the Company sold certain assets at its Donihe division for approximately $0.4 million which were used to pay debt.

Net cash (used in) financing activities of discontinued operations was $0 and $(0.4) million for 2014 and 2013. The net cash used in financing activities represented debt payments from the sale of various assets of Donihe.

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

As of January 31, 2014, the Company had a $0.2 million book cash balance, compared with October 31, 2013 when the Company had a $1.4 million book cash balance. The working capital as of October 31, 2013 was $5.7 million, and working capital of $5.5 million at January 31, 2014.

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's debt is primarily variable rate debt and therefore the interest expense would fluctuate based on interest volatility. The Company is exposed to market risk in interest rates primarily related to our interest bearing debt based on the prime rate (previous exposure based primarily on LIBOR). The Company does not currently utilize derivative financial instruments to manage market risk.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first three months of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in risk factors from disclosures previously reported in our annual report on Form 10-K for the fiscal year ended October 31, 2013.

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

CHAMPION INDUSTRIES, INC.

Date: March 14, 2014	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: March 14, 2014	/s/ Todd R. Fry
Todd R. Fry
Senior Vice President and Chief Financial Officer