Form 10-Q
period 2014-04-30
CHAMPION INDUSTRIES INC
filed 2014-06-13
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014
OR
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No ✓ .
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at April 30, 2014
Common stock, $1.00 par value per share	11,299,528 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	April 30,	October 31,
	2014	2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$335,076	$1,428,542
Accounts receivable, net of allowance of $906,000 and $973,000	9,614,965	9,612,826
Inventories	4,612,410	4,884,579
Other current assets	338,161	423,441
Current portion assets held for sale/discontinued operations (see Note 11)	315,275	493,304
Total current assets	15,215,887	16,842,692

Property and equipment, at cost:
Land	1,254,195	1,254,195
Buildings and improvements	4,807,204	4,988,229
Machinery and equipment	34,363,487	34,334,909
Equipment under capital lease	72,528	72,528
Furniture and fixtures	3,672,093	3,654,353
Vehicles	2,495,245	2,526,038
	46,664,752	46,830,252
Less accumulated depreciation	(39,591,603)	(38,961,412)
	7,073,149	7,868,840

Goodwill	1,230,485	1,230,485
Deferred financing costs	140,645	218,824
Other intangibles, net of accumulated amortization	1,240,991	1,308,249
Other assets	59,810	61,532
	2,671,931	2,819,090
Total assets	$24,960,967	$27,530,622

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	April 30,	October 31,
	2014	2013
	(Unaudited)
Current liabilities:
Accounts payable	$5,670,660	$6,925,532
Accrued payroll and commissions	562,415	767,638
Taxes accrued and withheld	722,187	745,658
Accrued expenses	1,667,254	1,785,035
Current portion liabilities held for sale/discontinued operations (see Note 5 and Note 11)	315,275	315
Debt discount (see Note 5)	(306,833)	-
Notes payable - related party (see Note 5)	2,500,000	-
Notes payable (see Note 5)	10,181,430	902,565
Capital lease obligations (see Note 5)	14,491	13,817
Total current liabilities	21,326,879	11,140,560

Long-term debt, net of current portion:
Notes payable (see Note 5)	139,788	9,494,727
Notes payable - related party (see Note 5)	-	2,500,000
Debt discount (see Note 5)	-	(477,387)
Capital lease obligations (see Note 5)	35,958	42,563
Long-term portion liabilities held for sale/discontinued operations (see Note 5 and Note 11)	-	492,989
Other liabilities	-	150
Total liabilities	21,502,625	23,193,602

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 Class A voting shares authorized; 11,299,528 shares issued and outstanding	11,299,528	11,299,528
Additional paid-in capital	24,279,179	24,279,179
Retained deficit	(32,120,365)	(31,241,687)
Total shareholders' equity	3,458,342	4,337,020
Total liabilities and shareholders’ equity	$24,960,967	$27,530,622

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended April 30,		Six Months Ended April 30,

	2014	2013	2014	2013
Revenues:
Printing	$9,667,563	$11,018,697	$19,026,172	$22,120,177
Office products and office furniture	5,364,717	7,024,572	11,428,807	14,233,591
Total revenues	15,032,280	18,043,269	30,454,979	36,353,768

Cost of sales:
Printing	7,151,120	7,955,620	14,377,730	16,196,186
Office products and office furniture	3,974,004	4,806,359	8,409,771	9,750,305
Total cost of sales	11,125,124	12,761,979	22,787,501	25,946,491
Gross profit	3,907,156	5,281,290	7,667,478	10,407,277

Selling, general and administrative expenses	4,085,604	4,622,087	8,206,078	9,764,409
Goodwill impairments	-	-	-	2,226,837
(Loss) income from operations	(178,448)	659,203	(538,600)	(1,583,969)

Other income (expenses):
Interest expense - related party	(20,087)	(20,087)	(40,851)	(40,851)
Interest expense	(256,604)	(1,285,710)	(520,365)	(2,600,776)
Other	206,644	11,370	221,138	20,993
	(70,047)	(1,294,427)	(340,078)	(2,620,634)

(Loss) from continuing operations before income taxes	(248,495)	(635,224)	(878,678)	(4,204,603)
Income tax expense	-	(60,765)	-	(37,242)
Net (loss) from continuing operations	(248,495)	(695,989)	(878,678)	(4,241,845)
Net (loss) from discontinued operations	-	(128,627)	-	(124,649)
Net (loss)	$(248,495)	$(824,616)	$(878,678)	$(4,366,494)

(Loss) per share
Basic and diluted (loss) from continuing operations	$(0.02)	$(0.06)	$(0.08)	$(0.38)
Basic and diluted (loss) from discontinued operations	-	(0.01)	-	(0.01)
Total (loss) per common share	$(0.02)	$(0.07)	$(0.08)	$(0.39)

Weighted average shares outstanding:
Basic	11,300,000	11,300,000	11,300,000	11,300,000
Diluted	11,300,000	11,300,000	11,300,000	11,300,000
See notes to consolidated financial statements.

  Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended April 30,
	2014	2013
Cash flows from operating activities:
Net (loss)	$(878,678)	$(4,366,494)
Net (loss) from discontinued operations	-	(124,649)
Net (loss) from continuing operations	(878,678)	(4,241,845)

Adjustments to reconcile net (loss) from continuing operations to cash (used in) provided by operating activities:
Depreciation and amortization	1,034,296	1,093,933
(Gain) on sale of assets	(214,551)	(20,253)
Allowance for doubtful accounts	35,594	(87,477)
Deferred financing costs / debt discount	259,097	1,209,091
Accrued deferred fee	-	533,311
Goodwill impairment	-	2,226,837
Changes in assets and liabilities:
Accounts receivable	(37,732)	1,250,059
Inventories	272,169	748,400
Other current assets	85,280	(245,626)
Accounts payable	(1,254,871)	2,476,196
Accrued payroll and commissions	(205,223)	(380,049)
Taxes accrued and withheld	(23,471)	39,611
Accrued expenses	(117,781)	(372,484)
Other liabilities	(150)	(900)
Net cash (used in) provided by operating activities continuing operations	(1,046,021)	4,228,804
Net cash provided by operating activities discontinued operations	66,047	253,514
	(979,974)	4,482,318

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Six Months Ended April 30,
	2014	2013
Cash flows from investing activities:
Purchase of property and equipment	(299,959)	(290,065)
Proceeds from sale of fixed assets	454,829	70,748
Proceeds from assets held for sale	-	816,667
Other assets	(8,643)	754
Net cash provided by investing activities continuing operations	146,227	598,104
Net cash provided by investing activities discontinued operations	-	399,868
	146,227	997,972
Cash flows from financing activities:
Borrowings of notes payable	-	400,000
Proceeds from term debt	254,882	79,087
Principal payments on term debt	(514,601)	(4,850,092)
Net cash (used in) financing activities continuing operations	(259,719)	(4,371,005)
Net cash (used in) financing activities discontinued operations	-	(408,333)
	(259,719)	(4,779,338)
Net (decrease) increase in cash and cash equivalents	(1,093,466)	700,952
Cash and cash equivalents at beginning of period	1,428,542	1,844,797
Cash and cash equivalents at end of period	$335,076	$2,545,749

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

Reclassifications and Revisions: Certain prior-year amounts have been reclassified to conform to the current year financial statement presentation. The Company's operations comprising its former Donihe Graphics division, Blue Ridge Printing division and the Herald-Dispatch Newspaper segment were classified as discontinued operations in the consolidated statements of operations for all periods presented. See Note 11 for information on discontinued operations.

Newly Issued Accounting Standards

Effective July 1, 2009, changes to the ASC are communicated through an ASU. As of April 30, 2014, the FASB has issued ASU’s 2009-01 through 2014-08. The Company reviewed each ASU and determined that they will not have a material impact on the Company’s financial position, results of operations or cash flows, other than related disclosures to the extent applicable.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements: Topic 205 and Property, Plant and Equipment: Topic 360 – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 improves the definition of discontinued operations by limiting the discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results, will require expanded disclosures for discontinued operations, and will require disclosure of the pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The Company will adopt ASU 2014-08 in reporting periods beginning after December 15, 2014. ASU 2014-08 will expand the disclosures of the Company’s discontinued operations.  The Company does not expect a material impact on the financial position, results of operation, or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers: Topic 606” (“ASU 2014-09”). ASU 2014-09 will enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, reduce the number of requirements which must be considered in recognizing revenue, improve disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and provide guidance for transactions that are not currently addressed comprehensively. The Company will adopt ASU 2014-09 in reporting periods beginning after December 15, 2016. The Company does not expect a material impact on the financial position, results of operation, or cash flows.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options and warrants. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants using the treasury stock method. There was no dilutive effect for the three and six months ended April 30, 2014 and 2013.

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

Inventories consisted of the following:

	April 30, 2014	October 31, 2013
Printing:
Raw materials	$1,187,380	$1,375,675
Work in process	757,446	756,861
Finished goods	1,217,457	1,218,233
Office products and office furniture	1,450,127	1,533,810
	$4,612,410	$4,884,579

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Debt

Debt consisted of the following:

	April 30,	October 31,
	2014	2013
Term Note A dated October 7, 2013, due in monthly installments of $50,000 plus interest payments equal to the prime rate of interest plus 2% maturing April 1, 2015, collateralized by substantially all of the assets of the Company.	$10,150,000	$10,450,000
Installment notes payable to banks and Lessor, due in monthly installments plus interest at rates approximating the bank’s prime rate or the prime rate subject to various floors maturing in various periods ranging from March 2014-February 2016, collateralized by equipment and vehicles.	486,493	440,281
Notes payable to shareholders. The shareholder note of $2.5 million plus all accrued interest was initially due in one balloon payment in September 2014 pursuant to Term Note A maturity adjusted to April 2015. Interest is equal to the prime rate.	2,500,000	2,500,000
Capital lease obligation for printing equipment at an imputed interest rate of 6.02% per annum	50,449	56,380
Unamortized debt discount	(306,833)	(477,387)
	12,880,109	12,969,274
Less current portion long-term debt	12,689,872	902,565
Less current portion obligation under capital lease	14,491	13,817
Long-term debt, net of current portion and capital lease obligation	$175,746	$12,052,892

Continuing operations:
Long-term debt, net of current portion	$139,788	$9,494,727
Long-term capital lease obligation	35,958	42,563
Current portion of long-term debt	12,681,430	902,565
Long-term notes payable to related party	-	2,500,000
Current portion of capital lease obligation	14,491	13,817
Debt discount	(306,833)	(477,387)
Total debt from continuing operations	12,564,834	12,476,285
Liabilities held for sale/discontinued operations - debt (see Note 11)	315,275	492,989
Total indebtedness	$12,880,109	$12,969,274

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

Maturities of indebtedness and capital lease obligations from continuing and discontinued operations for each of the next five years beginning May 1, 2014:

2014	$12,704,363
2015	155,173
2016	16,334
2017	4,239
2018	-
$12,880,109

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Debt 2014:

The Company is currently operating under the provisions of the Third Amended and Restated Credit Agreement (the “October 2013 Credit Agreement”) as further discussed herein.

Debt 2013:

Effective October 7, 2013 the Company began operating under an October 2013 Credit Agreement as further discussed herein. The following is a sequential summary of the various debt actions in 2013:

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Other debt provisions:

The prime rate was the primary interest rate on the above loans prior to September 14, 2007. After this date, the primary interest rate consisted primarily of LIBOR 30-day, 60-day and 90-day rates plus the applicable margin (effective with the Second Amendment, the primary interest rate was LIBOR 30-day and 60-day rates plus the applicable margin) (after the Restated Credit Agreement effective date, the primary interest rate was LIBOR plus the applicable margin). Concurrent with the October 2013 Credit Agreement the prime rate plus the applicable margin is the primary interest rate on the Company's indebtedness. Prime rate approximated 3.25% at April 30, 2014 and 2013 while the 30-day LIBOR rate approximated 0.15% at April 30, 2013. The Company had accrued interest of approximately $181,000 and $142,000 at April 30, 2014 and October 31, 2013 recorded as accrued expenses on the balance sheet. Deferred financing costs and debt discount are amortized under the interest method over the life of the related credit facilities and are reported as part of interest expense. In 2014 and 2013, $259,000 and $1,209,000 of debt discount and/or deferred financing costs were included as interest expense. In addition, certain period costs associated with these credit facilities are recorded as a component of interest including administrative agent fees and costs. The Company amortized under the interest method the debt discount associated with the issuance of warrants as well as lender fees and other costs associated with the Restated Credit Agreement and is amortizing under the interest method the costs and maturity prepayment premium associated with the October 2013 Credit Agreement. Interest paid from total operations during the three and six months ended April 30, 2014 and 2013 approximated $122,000, $634,000, $260,000 and $1,300,000.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

6. Income taxes

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company had determined that a full valuation allowance was warranted at October 31, 2013. The Company reassessed it's previous determination regarding its valuation allowance and determined that a full valuation allowance was warranted at April 30, 2014. The amount of deferred tax asset considered realizable could be adjusted in future periods based on a multitude of factors, including but not limited to a reassessment of our credit position, and such adjustments may be material to the Consolidated Financial Statements.

The Company’s effective tax rate for continuing operations for the three and six months ended April 30, 2014 was 0.0% and 0.0% compared to a tax expense of 9.6% and 0.9% for the three and six months ended April 30, 2013. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets. The Company recorded a tax benefit from continuing operations in 2013 resulting from the application of certain provisions of ASC 740 regarding interim implications of intra-period tax allocations for discontinued operations when there is a loss from continuing operations to maintain financial statement neutrality and to recognize the tax components between continuing operations and discontinued operations on a discrete basis.

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

In certain cases, exposure to loss may exist in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate of reasonably possible losses, in excess of amounts accrued, for current legal proceedings not covered by insurance is not greater than $0.4 million at April 30, 2014 and may be substantially lower than this amount. Any estimate involves significant judgment, given the varying stages of the proceedings (including cases in preliminary stages), as well as numerous unresolved issues that may impact the outcome of a proceeding. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate. The current loss estimate excludes legal and professional fees associated with defending such proceedings. These fees are expensed as incurred and may be material to the Company's Consolidated Financial Statements in a particular period.

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

As of April 30, 2014 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2014	2015	2016	2017	2018	Residual	Total

Non-cancelable operating leases	$369,580	$363,596	$349,849	$289,939	$195,132	$90,088	$1,658,184

Term debt	515,098	10,103,695	17,700	-	-	-	10,636,493

Obligations under capital lease	7,137	14,931	15,852	12,529	-	-	50,449

Debt discount	-	(306,833)	-	-	-	-	(306,833)

Notes payable - related party	-	2,500,000	-	-	-	-	2,500,000

	$891,815	$12,675,389	$383,401	$302,468	$195,132	$90,088	$14,538,293

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

The identifiable assets are reflective of non-GAAP assets reported on the Company's internal balance sheets and are typically adjusted for negative book cash balances, taxes and other items excluded for segment reporting. The assets are classified based on the primary functional segment category as reported on the internal balance sheets. Therefore the actual segment assets may not directly correspond with the segment operating (loss) income reported herein. The Company has certain assets classified as held for sale/discontinued operations representing $315,275 at April 30, 2014 and $12,200,585 at April 30, 2013. These assets were part of the printing and newspaper segments prior to the reclassification as assets held for sale/discontinued operations. The total assets reported on the Company's balance sheets as of April 30, 2014 and April 30, 2013 are $24,960,967 and $41,960,272. The identifiable assets reported below represent $24,645,692 and $29,759,687.

The table below presents information about reported segments for the three and six months ended April 30:

2014 Quarter 2	Printing	Office Products & Furniture	Total

Revenues from continuing operations	$10,166,681	$6,113,724	$16,280,405
Elimination of intersegment revenue	(499,118)	(749,007)	(1,248,125)
Consolidated revenues from continuing operations	$9,667,563	$5,364,717	$15,032,280

Operating income (loss) from continuing operations	61,636	(240,084)	(178,448)
Depreciation & amortization	486,863	26,361	513,224
Capital expenditures	158,240	12,085	170,325
Identifiable assets	17,109,632	7,536,060	24,645,692
Goodwill	-	1,230,485	1,230,485

2013 Quarter 2	Printing	Office Products & Furniture	Total

Revenues from continuing operations	$11,934,590	$8,493,759	$20,428,349
Elimination of intersegment revenue	(915,893)	(1,469,187)	(2,385,080)
Consolidated revenues from continuing operations	$11,018,697	$7,024,572	$18,043,269

Operating income from continuing operations	325,395	333,808	659,203
Depreciation & amortization	512,869	33,852	546,721
Capital expenditures	216,465	-	216,465
Identifiable assets	21,693,125	8,066,562	29,759,687
Goodwill	-	1,230,485	1,230,485

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

2014 Year to Date	Printing	Office Products & Furniture	Total

Revenues from continuing operations	$20,013,735	$13,003,762	$33,017,497
Elimination of intersegment revenue	(987,563)	(1,574,955)	(2,562,518)
Consolidated revenues from continuing operations	$19,026,172	$11,428,807	$30,454,979

Operating (loss) from continuing operations	(225,425)	(313,175)	(538,600)
Depreciation & amortization	981,575	52,721	1,034,296
Capital expenditures	282,219	17,740	299,959
Identifiable assets	17,109,632	7,536,060	24,645,692
Goodwill	-	1,230,485	1,230,485

2013 Year to Date	Printing	Office Products & Furniture	Total

Revenues from continuing operations	$23,924,102	$16,942,016	$40,866,118
Elimination of intersegment revenue	(1,803,925)	(2,708,425)	(4,512,350)
Consolidated revenues from continuing operations	$22,120,177	$14,233,591	$36,353,768

Operating (loss) income from continuing operations	(2,128,696)	544,727	(1,583,969)
Depreciation & amortization	1,026,230	67,703	1,093,933
Capital expenditures	288,582	1,483	290,065
Identifiable assets	21,693,125	8,066,562	29,759,687
Goodwill	-	1,230,485	1,230,485

A reconciliation of total segment revenue, assets and operating (loss) to consolidated (loss) before income taxes, for the three and six months ended April 30, 2014 and 2013 is as follows:

	Three months		Six months
	2014	2013	2014	2013
Revenues:
Total segment revenues from continuing operations	$16,280,405	$20,428,349	$33,017,497	$40,866,118
Elimination of intersegment revenue	(1,248,125)	(2,385,080)	(2,562,518)	(4,512,350)
Consolidated revenue from continuing operations	$15,032,280	$18,043,269	$30,454,979	$36,353,768

Operating (loss) from continuing operations:
Total segment operating (loss) income from continuing operations	$(178,448)	$659,203	$(538,600)	$(1,583,969)
Interest expense - related party	(20,087)	(20,087)	(40,851)	(40,851)
Interest expense	(256,604)	(1,285,710)	(520,365)	(2,600,776)
Other income	206,644	11,370	221,138	20,993
Consolidated (loss) from continuing operations before income taxes	$(248,495)	$(635,224)	$(878,678)	$(4,204,603)

Identifiable assets:
Total segment identifiable assets	$24,645,692	$29,759,687	$24,645,692	$29,759,687
Assets not allocated to a segment	315,275	12,200,585	315,275	12,200,585
Total consolidated assets	$24,960,967	$41,960,272	$24,960,967	$41,960,272

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

10. Acquired Intangible Assets and Goodwill

	April 30, 2014		October 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Non-compete agreement	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Customer relationships	2,451,073	1,210,082	2,451,073	1,149,033
Other	564,946	564,946	564,946	558,737
	4,016,019	2,775,028	4,016,019	2,707,770

Unamortizable intangible assets:
Goodwill	1,737,763	507,278	1,737,763	507,278
	1,737,763	507,278	1,737,763	507,278

Total goodwill and other intangibles	$5,753,782	$3,282,306	$5,753,782	$3,215,048

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Amortization expense for the three and six months ended April 30, 2014 was $32,000 and $67,000, and for the three and six months ended April 30, 2013 was $35,000 and $70,000, respectively. Customer relationships are being amortized over a period of 20 years, related to the acquisition of Syscan in 2004. The weighted average remaining life of the Company's amortizable intangible assets was approximately 6 years.

Estimated amortization expense for each of the following years is:

2014	$61,048
2015	122,098
2016	122,098
2017	122,098
2018	122,098
Thereafter	691,551
$1,240,991

The changes in the carrying amount of goodwill and other amortizing intangibles for the six months ended April 30, 2014 were:

Goodwill:

	Printing	Office Products and Furniture	Total

Balance at October 31, 2013
Goodwill	$2,226,837	$1,230,485	$3,457,322
Accumulated impairment losses	(2,226,837)	-	(2,226,837)
	-	1,230,485	1,230,485

Goodwill acquired six months ended April 30, 2014	-	-	-
Impairment losses six months ended April 30, 2014	-	-	-

Balance at April 30, 2014
Goodwill	2,226,837	1,230,485	3,457,322
Accumulated impairment losses	(2,226,837)	-	(2,226,837)
	$-	$1,230,485	$1,230,485

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Amortizing Intangible Assets (net of amortization expense):

	Printing	Office Products and Furniture	Total

Balance at October 31, 2013
Amortizing intangible assets	$442,317	$865,932	$1,308,249
Accumulated impairment losses	-	-	-
	442,317	865,932	1,308,249

Amortizing intangible assets acquired six months ended April 30, 2014	-	-	-
Impairment losses six months ended April 30, 2014	-	-	-
Amortization expense	26,585	40,673	67,258

Balance at April 30, 2014
Amortizing intangible assets	415,732	825,259	1,240,991
Accumulated impairment losses	-	-	-
	$415,732	$825,259	$1,240,991

A summary of impairment charges from continuing operations is included in the table below:

	Six Months Ended April 30,
	2014	2013

Goodwill	$-	$2,226,837
Other intangibles	-	-
	$-	$2,226,837

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

11. Discontinued Operations and Assets Held for Sale

As part of the Company’s revised restructuring plan submitted to the Company’s secured lenders in July 2012 the Company determined that a division within the printing segment met the criteria of an asset held for sale at July 31, 2012 (Donihe). Therefore, in accordance with applicable accounting guidance the Company has determined the associated assets and liabilities of this division should be classified as assets and liabilities held for sale/discontinued operations at April 30, 2014 and October 31, 2013. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of Donihe are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following is selected financial information included in net earnings (loss) from discontinued operations for two divisions classified within the printing segment and the Herald-Dispatch previously classified within the newspaper segment until the sale of this segment and reflects interest on estimated debt required to be repaid as a result of these disposal transactions and excludes any general corporate overhead allocations. The interest expense allocated to discontinued operations for the three months ended April 30, 2013, was approximately $0.2 million and for the six months ended April 30, 2013 was $0.4 million.

	Three Months Ended April 30,
	2013
	Printing		Herald-Dispatch	Total
Net sales	$611,994		$3,037,690	$3,649,684
Income (loss) from discontinued operations	(251,048)		61,656	(189,392)
Income tax benefit (expense)	83,929		(23,164)	60,765
Gain on sale of discontinued operations	-		-	-
Income tax (expense) on sale	-		-	-
Net earnings (loss) from discontinued operations	$(167,119	) $	38,492	$(128,627)

	Six Months Ended April 30,
	2013
	Printing		Herald-Dispatch	Total
Net sales	$1,894,787		$6,589,932	$8,484,719
Income (loss) from discontinued operations	(602,265)		440,374	(161,891)
Income tax benefit (expense)	202,690		(165,448)	37,242
Gain on sale of discontinued operations	-		-	-
Income tax (expense) on sale	-		-	-
Net earnings (loss) from discontinued operations	$(399,575	) $	274,926	$(124,649)

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The major classes of assets and liabilities held for sale and of discontinued operations included in the Consolidated Balance Sheets are as follows (see Note 5 for discussion of debt allocated to liabilities held for sale/discontinued operations):

	Held for sale	Discontinued Operations	Total	Held for sale	Discontinued Operations	Total
	April 30, 2014			October 31, 2013
Assets:
Accounts Receivable	$-	$57,869	$57,869	$-	$124,231	$124,231
Inventories	-	-	-	-	-	-
Other current assets	-	-	-	-	-	-
Property and equipment, net	257,406	-	257,406	369,073	-	369,073
Other assets	-	-	-	-	-	-
Total current assets	257,406	57,869	315,275	369,073	124,231	493,304
Property and equipment, net	-	-	-	-	-	-
Other assets	-	-	-	-	-	-
Total noncurrent assets	-	-	-	-	-	-
Total assets held for sale/discontinued operations	$257,406	$57,869	$315,275	$369,073	$124,231	$493,304

Liabilities:
Accounts payable	$-	$-	$-	$-	$-	$-
Deferred revenue	-	-	-	-	-	-
Accrued payroll and commissions	-	-	-	-	-	-
Taxes accrued and withheld	-	-	-	-	315	315
Accrued expenses	-	-	-	-	-	-
Debt (see Note 5)	257,406	57,869	315,275	-	-	-
Total current liabilities	257,406	57,869	315,275	-	315	315
Total noncurrent liabilities - debt	-	-	-	369,073	123,916	492,989
Total liabilities held for sale/discontinued operations	$257,406	$57,869	$315,275	$369,073	$124,231	$493,304

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

	Percentage of Total Revenues
	Three Months Ended April 30,		Six Months Ended April 30,

	2014	2013	2014	2013
Revenues:
Printing	64.3%	61.1%	62.5%	60.8%
Office products and office furniture	35.7	38.9	37.5	39.2
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Printing	47.6	44.1	47.2	44.6
Office products and office furniture	26.4	26.6	27.6	26.8
Total cost of sales	74.0	70.7	74.8	71.4
Gross profit	26.0	29.3	25.2	28.6
Selling, general and administrative expenses	27.2	25.6	27.0	26.9
Goodwill impairment	0.0	0.0	0.0	6.1
(Loss) income from operations	(1.2)	3.7	(1.8)	(4.4)
Interest expense - related party	(0.1)	(0.1)	(0.1)	(0.1)
Interest expense	(1.7)	(7.2)	(1.7)	(7.2)
Other income	1.3	0.1	0.7	0.1
(Loss) before taxes	(1.7)	(3.5)	(2.9)	(11.6)
Income tax expense	0.0	(0.4)	0.0	(0.1)
Net (loss) continuing operations	(1.7)	(3.9)	(2.9)	(11.7)
Discontinued operations	0.0	(0.7)	0.0	(0.3)
Net income	(1.7)%	(4.6)%	(2.9)%	(12.0)%

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended April 30, 2014 Compared to Three Months Ended April 30, 2013 (Continuing Operations)

Revenues

Total revenues decreased 16.7% in the second quarter of 2014 compared to the same period in 2013, to $15.0 million from $18.0 million. Printing revenue decreased $1.4 million or 12.3% when compared to the second quarter of 2013. The printing revenue reduction was reflective of revenue decreases within most of the Company's operating divisions driven primarily by certain customer specific turnover, sales and other personnel turnover prompted in part by various restructuring actions required by the Previous Secured Lenders and general market conditions.  Office products and office furniture revenue decreased 23.6% in the second quarter of 2014 to $5.4 million from $7.0 million in the second quarter of 2013. The office products and office furniture sales decrease in the second quarter of 2014, when compared to the second quarter of 2013, is due to lower office furniture sales and a reduction in office products related sales.

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

Cost of Sales

Total cost of sales decreased 12.8% in the second quarter of 2014, to $11.1 million from $12.8 million in the second quarter of 2013. Printing cost of sales in the second quarter of 2014 decreased over the prior year but increased as a percentage of printing sales from 72.2% in 2013 to 74.0% in 2014. The printing gross margin dollars decreased when compared to the comparable period in the prior year due to lower sales coupled with gross margin percent compression. Office products and office furniture cost of sales decreased in the second quarter of 2014 from the same period in 2013 levels due to lower sales but cost of goods sold as a percentage of office products and office furniture sales increased from 68.4% in 2013 to 74.1% in 2014. The reasons for increase in costs of goods sold as a percent of sales mirrored, in part, the reasons for the increase in cost of goods sold as a percent of sales in the printing segment.

Operating Expenses

In the second quarter of 2014, selling, general and administrative ("SG&A") expenses decreased on a gross dollar basis $0.5 million when compared to the same period in 2013; this is a decrease of 11.6%. As a percentage of total sales, the selling, general and administrative expenses increased on a quarter to quarter basis in 2014 to 27.2% from 25.6% in 2013. The decrease in SG&A in total was primarily reflective of lower travel related expenses, decreased professional fees, and lower personnel expenses. The total dollar decreases were partially offset by an increase in insurance related expenses which contributed to the increase in SG&A as a percentage of sales.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Segment Operating  Income (Loss)

The printing segment reported an operating income in the second quarter of 2014 of $0.1 million compared to an operating income of $0.3 million in the second quarter of 2013. The decrease in operating income was primarily attributable to reduced gross margin contribution attributable to reduced sales and higher cost of goods sold as a percent of print sales.

The office products and office furniture segment reported an operating loss of $(0.2) million in the second quarter of 2014 compared to income of $0.3 million in the second quarter of 2013. This represented a decrease in profitability of approximately $0.6 million. This decrease is primarily the result of lower gross profit contribution on reduced sales and gross profit compaction partially offset by lower selling, general and administrative expenses in the second quarter of 2014, when compared to the same period of 2013.

(Loss) Income  from Operations
The loss from operations in the second quarter of 2014 was $(0.2) million compared to income from operations of $0.7 million in the second quarter of 2013. This change is primarily the result of decreased revenue in both our printing and office furniture and supply segments which was only partially offset by decreases in costs of sales.

Other Income (Expense)

Other expenses, net decreased approximately $1.2 million in the second quarter of 2014 when compared to the same period in 2013 due to lower interest rates and lower average borrowings and lower amortization expenses associated with debt discount. Also, in the second quarter of 2014, the Company recognized a gain on the sale of a building of $0.2 million.

Income Taxes

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company had determined that a full valuation allowance was warranted at October 31, 2013. The Company reassessed it's previous determination regarding its valuation allowance and determined that a full valuation allowance was warranted at April 30, 2014. The amount of deferred tax asset considered realizable could be adjusted in future periods based on a multitude of factors, including but not limited to a reassessment of our credit position, and such adjustments may be material to the Consolidated Financial Statements.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)
Income Taxes (continued)

The Company’s effective tax rate for the three months ended April 30, 2014 and 2013 was 0.0% and 9.6%, respectively. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets. There is no incremental income tax for continuing operations or discontinued operations in 2014 due to losses in continuing operations and no results for discontinued operations in 2014 and the Company's total current year expected income tax provision of zero.

Net (Loss) (Continuing Operations)

Net (loss) for the second quarter of 2014 was $(0.2) million compared to a net loss of $(0.7) million in the second quarter of 2013. Basic and diluted (loss) per share for the three months ended April 30, 2014 and 2013 were a loss of $(0.02) and of $(0.06).

Discontinued Operations

The Company did not have income or losses from discontinued operations in the second quarter of 2014 compared to a net loss from discontinued operations of $(0.1) million for the three months ended April 30, 2013. The 2013 results were impacted by sales of Donihe Graphics Inc., Blue Ridge Printing, and the Herald Dispatch. The divisions classified as discontinued operations were sold in 2013 and thus there were no operating results to report in 2014.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Six Months Ended April 30, 2014 Compared to Six Months Ended April 30, 2013 (Continuing Operations)

Revenues

Total revenues decreased 16.2% in the first six months of 2014 compared to the same period in 2013, to $30.5 million from $36.4 million in 2013. Printing revenue decreased 14.0% in the six month period ended April 30, 2014 to $19.0 million from $22.1 million in the same period in 2013. Office products and office furniture revenue decreased 19.7% in the six month period ended April 30, 2014, to $11.4 million from $14.2 million in the same period in 2013. The printing revenue reduction was reflective of revenue decreases within most of the Company's operating divisions driven primarily by certain customer specific turnover, sales and other personnel turnover prompted in part by various restructuring actions required by the Previous Secured Lenders and general market conditions. The office products and office furniture sales decrease was due to lower office furniture sales and a reduction in office products related sales.

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

Cost of Sales

Total cost of sales decreased 12.2% in the six months ended April 30, 2014, to $22.8 million from $25.9 million in the six months ended April 30, 2013. Printing cost of sales decreased 11.2% in the six months ended April 30, 2014, to $14.4 million from $16.2 million in the six months ended April 30, 2013. The decrease in printing cost of sales was primarily due to the decrease in printing sales partially offset by gross margin percent compression. Office products and office furniture cost of sales decreased 13.7% in the six months ended April 30, 2014, to $8.4 million from $9.8 million for the six months ended April 30, 2013 primarily as a result of lower office furniture sales.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Operating Expenses

During the six months ended April 30, 2014, compared to the same period in 2013, selling, general and administrative expenses were flat at approximately 27% as a percentage of sales. Total SG&A decreased $1.6 million. The decrease in SG&A in total dollars was primarily reflective of a decrease in professional fees, payroll and traveling expenses.

Impairment Charges

During the first quarter of 2013, as part of a process of addressing the Company’s debt status with its Previous Secured Lenders as well as first quarter 2013 performance to budget, the Company performed a comprehensive reassessment of its initial fiscal year 2013 budget. The Company as part of this process identified at least one customer in the printing segment from which it anticipated a substantial revenue decline beginning in the second quarter of 2013 and beyond and associated profitability declines in 2013 and beyond. As a result of this process, it was determined that an impairment test between annual impairment tests was warranted for the printing segment as a result of the potential near term challenges facing the Company, anticipated customer specific revenue decreases and softness in the Company’s core West Virginia market. The Company performed Step 1 of the Goodwill impairment test for the printing segment with the assistance of a third party valuation specialist using the income approach and the testing indicated a value less than the carrying value of the segment at January 31, 2013.

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

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Segment Operating (Loss) Income

The printing segment reported an operating (loss) for the first six months of 2014 of $(0.2) million compared to an operating loss of $(2.1) million in the first six months of 2013. The decreased operating loss was primarily attributable to pre-tax goodwill impairment charges of $2.2 million recorded in the first quarter of 2013.

The office products and office furniture segment reported operating loss of $(0.3) million in the first six months of 2014 compared to operating income of $0.5 million in the first six months of 2013. This represented a decrease in profitability of approximately $0.9 million. This decrease is primarily the result of lower gross profit contribution on decreased sales partially offset by lower selling, general and administrative expenses in the first six months of 2014 when compared to the comparable period of the prior year.

(Loss) Income from Operations and Other Income and Expenses

(Loss) from operations in the six month period ended April 30, 2014, was $(0.5) million compared to loss from operations of $(1.6) million in the same period of 2013. The improvement for 2014 was primarily reflective of goodwill impairment charges in the second quarter of 2013 of $2.2 million previously discussed in the impairment charges section. Considering this, the operations for 2014 were impacted by decreased sales and compressed margins that were partially offset by reductions in SG&A expenses.

Other Income (expense)

Other expenses, net decreased approximately $2.3 million in the first six months of 2014 when compared to the same period in 2013 due to lower interest rates and lower average borrowings and lower amortization expenses associated with debt discount. Also, in the second quarter of 2014, the Company recognized a gain of a sale of a building of $0.2 million.

Income Taxes

The Company’s effective tax rate for the six months ended April 30, 2014 and 2013 was 0.0% and 0.9%, respectively. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets. There is no incremental income tax for continuing operations or discontinued operations in 2014 due to losses in continuing operations and no results for discontinued operations in 2014 and the Company's total current year expected income tax provision of zero.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company had determined that a full valuation allowance was warranted at October 31, 2013. The Company reassessed it's previous determination regarding its valuation allowance and determined that a full valuation allowance was warranted at April 30, 2014. The amount of deferred tax asset considered realizable could be adjusted in future periods based on a multitude of factors, including but not limited to a reassessment of our credit position, and such adjustments may be material to the Consolidated Financial Statements.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Net (Loss) Income (Continuing Operations)

Net (loss) for the six months ended April 30, 2014 was $(0.9) million compared to a net (loss) of $(4.2) million for the same period in 2013. Basic and diluted (loss) earnings per share for the six months ended April 30, 2014 was $(0.08) compared to 2013 at $(0.38).

Discontinued Operations

The Company did not have income or losses from discontinued operations in the first six months of 2014 compared to a net loss from discontinued operations of $(0.1) million for the same period in 2013. The 2013 results were impacted by sales of Donihe Graphics Inc., Blue Ridge Printing, and the Herald Dispatch. The divisions classified as discontinued operations were sold in 2013 and thus there were no operating results to report in 2014.

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

Seasonality

Historically, the Company has experienced a greater portion of its profitability in the second and fourth quarters than in the first and third quarters. The second quarter generally reflects increased orders for printing of corporate annual reports and proxy statements. A post-Labor Day increase in demand for printing services and office products coincides with the Company’s fourth quarter. The global economic crisis as well as other macro-economic factors and customer demand has impacted this general trend in recent years. In addition, recent restructuring initiatives, asset disposals and other actions may have an impact on historical trends due to product mix and operational charges. The Company is unable to predict if this trend has fundamentally shifted until such time a more stable economic climate is present and the Company's continuing operations are assessed in light of its restructuring initiatives, which should be in the near term.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Liquidity and Capital Resources

Statement of Cash Flows (Continuing Operations)

Net cash (used in) operations for the six months ended April 30, 2014 was $(1.0) million compared to net cash provided by operations of $4.2 million during the same period in 2013. This change in net cash from operations is due primarily to the decrease in accounts payable of $1.3 million in the first six months of 2014 compared to an increase in accounts payable of $2.5 million for the same period in 2013 when compared to accounts payable balances at October 31, 2013 and 2012, respectively. In addition, accounts receivable increased $38,000 in the first six months of 2014 compared to a decrease in accounts receivable of $1.3 million during the same period in 2013.

Net cash provided by investing activities for the six months ended April 30, 2014 was $0.1 million compared to $0.6 million during the same period in 2013. The net cash provided by investing activities during the first six months of 2014 was primarily related to proceeds of $0.5 million from the sale of fixed assets. This was mainly comprised of the sale of a building. This cash flow from investing was partially offset by purchases of equipment and vehicles totaling $0.3 million. The net cash provided by investing activities in the first six months of 2013 was primarily related to the sale of equipment at the Company's Merten division.

Net cash (used in) financing activities for the six months ended April 30, 2014 was $(0.3) million compared to $(4.4) million during the same period in 2013. In 2014, the net cash used in financing activities primarily related to scheduled payments of debt that were partially offset by extensions of credit associated with the purchase of vehicles and equipment. In 2013, the net cash used in financing activities primarily related to payments made on Bullet Loan A resulting from certain assets sales as well as scheduled payments of debt.

Statement of Cash Flows (Discontinued Operations)

The Company has reported cash flows from discontinued operations as discrete single items of operating, investing and financing activities.

Net cash provided by operating activities of discontinued operations were $0.1 million and $0.3 million in 2014 and 2013.

Net cash provided by investing activities of discontinued operations were $0.0 million and $0.4 million in 2014 and 2013. In 2013, the Company sold certain assets at its Donihe division for approximately $0.4 million which were used to pay debt.

Net cash (used in) financing activities of discontinued operations was $0.0 million and $(0.4) million for 2014 and 2013. The net cash used in financing activities represented debt payments from the sale of various assets of Donihe.

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

As of April 30, 2014, the Company had a $0.3 million book cash balance, compared with October 31, 2013 when the Company had a $1.4 million book cash balance. This decrease, as discussed in the liquidity sections, was mainly driven by a decrease in our trade accounts payable with no correlated decrease in trade accounts receivable. This is part of the strategy to ensure we maintain our vendor credit relationships and we are regularly monitoring our receivables to better align our trade accounts payable days and trade accounts receivable days which will reduce cash flow volatility.  The working capital as of October 31, 2013 was $5.7 million, and working capital at April 30, 2014 was $(6.1) million. This decrease in working capital is reflective of the Company’s long-term debt maturing in April 2015 now classified as current. When considering this debt refinanced on a longer-term basis, the company would have working capital of $6.6 million at April 30, 2014.

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

The Company, prior to the October 2013 Credit Agreement, had available a line of credit which was subject to various Credit and Forbearance Agreement provisions as well as borrowing base limitations and reserves and minimum excess availability thresholds pursuant to applicable agreements.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first six months of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

a)	Exhibits:

(31.1)	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Marshall T. Reynolds	Exhibit 31.1 Page Exhibit 31.1-p1
(31.2)	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Justin T. Evans	Exhibit 31.2 Page Exhibit 31.2-p1
(32)	Marshall T. Reynolds and Justin T. Evans Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002	Exhibit 32 Page Exhibit 32-p1

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION INDUSTRIES, INC.

Date: June 13, 2014	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: June 13, 2014	/s/ Justin T. Evans
Justin T. Evans
Senior Vice President and Chief Financial Officer