Form 10-Q
period 2014-07-31
CHAMPION INDUSTRIES INC
filed 2014-09-15
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014
OR
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No ✓ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common stock, $1.00 par value per share	11,299,528 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	July 31,	October 31,
	2014	2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$328,479	$1,428,542
Accounts receivable, net of allowance of $769,000 and $973,000	9,006,341	9,612,826
Inventories	4,392,656	4,884,579
Other current assets	400,968	423,441
Current portion assets held for sale/discontinued operations (Note 11)	311,275	493,304
Total current assets	14,439,719	16,842,692

Property and equipment, at cost:
Land	1,254,195	1,254,195
Buildings and improvements	4,807,204	4,988,229
Machinery and equipment	34,420,794	34,334,909
Equipment under capital lease	72,528	72,528
Furniture and fixtures	3,674,464	3,654,353
Vehicles	2,470,270	2,526,038
	46,699,455	46,830,252
Less accumulated depreciation	(39,947,497)	(38,961,412)
	6,751,958	7,868,840

Goodwill	1,230,485	1,230,485
Deferred financing costs	105,695	218,824
Other intangibles, net of accumulated amortization	1,210,467	1,308,249
Other assets	59,810	61,532
	2,606,457	2,819,090
Total assets	$23,798,134	$27,530,622

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	July 31,	October 31,
	2014	2013
	(Unaudited)
Current liabilities:
Accounts payable	$4,394,433	$6,925,532
Accrued payroll and commissions	622,935	767,638
Taxes accrued and withheld	809,509	745,658
Accrued expenses	1,648,713	1,785,035
Accrued legal settlement (Note 7)	120,000	-
Current portion discontinued operations (Note 11)	-	315
Current portion debt discount (Note 5)	(222,394)	-
Current portion notes payable - related party (Note 5)	2,500,000	-
Current portion notes payable (Note 5)	10,895,399	902,565
Capital lease obligations (Note 5)	14,710	13,817
Total current liabilities	20,783,305	11,140,560

Long-term debt, net of current portion:
Notes payable (Note 5)	111,752	9,987,716
Notes payable - related party (Note 5)	-	2,500,000
Debt discount (Note 5)	-	(477,387)
Capital lease obligations (Note 5)	32,197	42,563
Other liabilities	-	150
Total long-term liabilities	143,949	12,053,042
Total liabilities	20,927,254	23,193,602

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 Class A voting shares authorized; 11,299,528 shares issued and outstanding	11,299,528	11,299,528
Additional paid-in capital	24,279,179	24,279,179
Retained deficit	(32,707,827)	(31,241,687)
Total shareholders' equity	2,870,880	4,337,020
Total liabilities and shareholders’ equity	$23,798,134	$27,530,622

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended July 31,		Nine Months Ended July 31,

	2014	2013	2014	2013
Revenues:
Printing	$8,649,088	$9,901,791	$27,675,260	$32,214,659
Office products and office furniture	6,675,445	8,065,498	18,104,252	22,299,089
Total revenues	15,324,533	17,967,289	45,779,512	54,513,748

Cost of sales:
Printing	6,541,617	7,247,499	20,919,347	23,654,988
Office products and office furniture	5,044,082	6,021,154	13,453,853	15,771,459
Total cost of sales	11,585,699	13,268,653	34,373,200	39,426,447

Gross profit	3,738,834	4,698,636	11,406,312	15,087,301

Selling, general and administrative expenses	4,047,856	4,956,866	12,253,934	14,702,664
Goodwill impairments and restructuring charges	-	43,848	-	2,270,685
Loss from operations	(309,022)	(302,078)	(847,622)	(1,886,048)

Other income (expenses):
Interest expense - related party	(20,764)	(20,764)	(61,615)	(61,615)
Interest expense	(262,076)	(1,142,212)	(782,441)	(3,742,989)
Other	4,400	17,188	225,538	38,182
	(278,440)	(1,145,788)	(618,518)	(3,766,422)

Loss from continuing operations before income taxes	(587,462)	(1,447,866)	(1,466,140)	(5,652,470)
Income tax benefit	-	141,532	-	101,189
Net loss from continuing operations	(587,462)	(1,306,334)	(1,466,140)	(5,551,281)
Net income from discontinued operations	-	216,460	-	94,913
Net loss	$(587,462)	$(1,089,874)	$(1,466,140)	$(5,456,368)

Loss per share:
Basic and diluted loss from continuing operations	$(0.05)	$(0.12)	$(0.13)	$(0.49)
Basic and diluted income from discontinued operations	-	0.02	-	0.01
Loss per common share	$(0.05)	$(0.10)	$(0.13)	$(0.48)

Weighted average shares outstanding:
Basic and diluted	11,300,000	11,300,000	11,300,000	11,300,000
See notes to consolidated financial statements.

  Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended July 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,466,140)	$(5,456,368)
Net income from discontinued operations	-	94,913
Net loss from continuing operations	(1,466,140)	(5,551,281)

Adjustments to reconcile net loss from continuing operations to cash (used in) provided by operating activities:
Depreciation and amortization	1,501,495	1,639,075
Gain on sale of assets	(218,535)	(37,222)
Allowance for doubtful accounts	(95,763)	(42,298)
Deferred financing costs / debt discount	384,885	1,612,223
Accrued deferred fee	-	795,404
Restructuring Charges	-	43,848
Goodwill impairment	-	2,226,837
Changes in assets and liabilities:
Accounts receivable	702,249	973,936
Inventories	491,923	436,071
Other current assets	22,473	(84,770)
Accounts payable	(2,531,099)	1,493,570
Accrued payroll and commissions	(144,703)	(350,645)
Taxes accrued and withheld	63,851	(39,824)
Accrued expenses	(136,322)	43,129
Accrued legal settlement	120,000	-
Other liabilities	(150)	(1,350)
Net cash (used in) provided by operating activities continuing operations	(1,305,836)	3,156,703
Net cash provided by operating activities discontinued operations	70,047	397,800
	(1,235,789)	3,554,503
Cash flows from investing activities:
Purchase of property and equipment	(420,859)	(350,158)
Proceeds from sale of fixed assets	464,229	140,448
Proceeds from assets held for sale	-	816,667
Other assets	(15,040)	2,046
Net cash provided by investing activities continuing operations	28,330	609,003
Net cash provided by investing activities discontinued operations	-	11,031,646
	28,330	11,640,649
Cash flows from financing activities:
Borrowings of notes payable	-	7,040,500
Payments on line of credit	-	(6,270,600)
Proceeds from term debt	879,366	246,432
Principal payments on term debt	(771,970)	(7,186,872)
Change in negative book cash	-	175,402
Net cash provided by (used in) financing activities continuing operations	107,396	(5,995,138)
Net cash used in financing activities discontinued operations	-	(11,044,811)
	107,396	(17,039,949)
Net decrease in cash and cash equivalents	(1,100,063)	(1,844,797)
Cash and cash equivalents at beginning of period	1,428,542	1,844,797
Cash and cash equivalents at end of period	$328,479	$-
  See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation, Business Operations and Recent Accounting Pronouncements

The foregoing financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 2013, and related notes thereto contained in Champion Industries, Inc.’s Form 10-K filed January 29, 2014. The accompanying interim financial information is unaudited. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. The balance sheet information as of October 31, 2013 was derived from audited financial statements.

The Company has reviewed subsequent events through September 15, 2014, which is the date of filing for the Company's third quarter Form 10-Q.

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

Newly Issued Accounting Standards

Effective July 1, 2009, changes to the ASC are communicated through an ASU. As of July 31, 2014, the FASB has issued ASU’s 2009-01 through 2014-13. The Company reviewed each ASU and determined that they will not have a material impact on the Company’s financial position, results of operations or cash flows, other than related disclosures to the extent applicable.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options and warrants. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants using the treasury stock method. There was no dilutive effect for the three and nine months ended July 31, 2014 and 2013.

3. Accounts Receivable, Allowance for Doubtful Accounts and Revenue Recognition

Accounts Receivable: Accounts receivable are stated at the amount billed to customers. Accounts receivable are ordinarily due 30 days from the invoice date. The Company encounters risks associated with sales and the collection of the associated accounts receivable. As such, the Company records a monthly provision for accounts receivable that are considered to be uncollectible and performs a comprehensive assessment periodically utilizing a variety of historical information and specific account review. The allowance for doubtful accounts is assessed periodically based on events that may change the rate such as a significant increase or decrease in collection performance and timing of payments as well as the calculated total exposure in relation to the allowance. Periodically, the Company compares the identified credit risks with the allowance that has been established using historical experience and adjusts the allowance accordingly. Accounts are written off when the Company determines the account will not be collected.

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

Inventories consisted of the following:

	July 31, 2014	October 31, 2013
Printing:
Raw materials	$1,146,437	$1,375,675
Work in process	667,620	756,861
Finished goods	1,269,587	1,218,233
Office products and office furniture	1,309,012	1,533,810
Total inventory	$4,392,656	$4,884,579

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5. Debt

Debt consisted of the following:

	July 31,	October 31,
	2014	2013
Term Note A dated October 7, 2013, due in monthly installments of $50,000 plus interest payments equal to the prime rate of interest plus 2.00% maturing April 1, 2015, collateralized by substantially all of the assets of the Company.	$10,000,000	$10,450,000
Notes payable to shareholders. The shareholder note of $2.5 million plus all accrued interest was initially due in one balloon payment in September 2014. Pursuant to Term Note A maturity adjusted to April 2015. Interest is equal to the prime rate.	2,500,000	2,500,000
Note payable to a bank, due September 2014, including interest accrued at 5.00%, collateralized by specific accounts receivable of the Company.	563,262	-
Installment notes payable to banks and Lessor, due in monthly installments plus interest at rates approximating the bank’s prime rate or the prime rate subject to various floors maturing in various periods ranging from August 2014-July 2016, collateralized by equipment and vehicles.	443,889	440,281
Capital lease obligation for printing equipment at an imputed interest rate of 6.02% per annum	46,907	56,380
Unamortized debt discount	(222,394)	(477,387)
Total indebtedness	$13,331,664	$12,969,274

Maturities of indebtedness and capital lease obligations for each of the next five years beginning August 1, 2014:

August 1, 2014 through July 31, 2015	$13,187,715
August 1, 2015 through July 31, 2016	127,369
August 1, 2016 through July 31, 2017	16,580
August 1, 2017 through July 31, 2018	-
August 1, 2018 through July 31, 2019	-
$13,331,664

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Debt 2014:

The Company is currently operating under the provisions of the Third Amended and Restated Credit Agreement (the “October 2013 Credit Agreement”) as further discussed herein.

Debt 2013:

Effective October 7, 2013, the Company began operating under an October 2013 Credit Agreement as further discussed herein. The following is a sequential summary of the various debt actions in 2013:

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

On August 28, 2013, the Administrative Agent, the Lenders, the Company, all of its subsidiaries and Marshall T. Reynolds entered into a First Limited Forbearance and Waiver Agreement and Second Amendment to Amended and Restated Credit Agreement (“August 2013 Forbearance Amendment”). This Agreement decreased the Revolving Credit Commitments from $10,000,000 in the aggregate to $8,000,000 in the aggregate, modified certain financial covenants and provided the consent to the sale of certain assets.

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

Other debt provisions:

The prime rate was the primary interest rate on the above loans prior to September 14, 2007. After this date, the primary interest rate consisted primarily of LIBOR 30-day, 60-day and 90-day rates plus the applicable margin (effective with the Second Amendment, the primary interest rate was LIBOR 30-day and 60-day rates plus the applicable margin) (after the Restated Credit Agreement effective date, the primary interest rate was LIBOR plus the applicable margin). Concurrent with the October 2013 Credit Agreement the prime rate plus the applicable margin is the primary interest rate on the Company's indebtedness. Prime rate approximated 3.25% at July 31, 2014 and 2013 while the 30-day LIBOR rate approximated 3.25% at July 31, 2013. The Company had accrued interest of approximately $205,000 and $142,000 at July 31, 2014 and October 31, 2013 recorded as accrued expenses on the balance sheet. Deferred financing costs and debt discount are amortized under the interest method over the life of the related credit facilities and are reported as part of interest expense. In 2014 and 2013, $385,000 and $1,612,000 of debt discount and/or deferred financing costs were included as interest expense. In addition, certain period costs associated with these credit facilities are recorded as a component of interest including administrative agent fees and costs. The Company amortized under the interest method the debt discount associated with the issuance of warrants as well as lender fees and other costs associated with the Restated Credit Agreement and is amortizing under the interest method the costs and maturity prepayment premium associated with the October 2013 Credit Agreement. Interest paid from total operations during the three and nine months ended July 31, 2014 and 2013 approximated $136,000, $643,000, $396,000 and $1,944,000, respectively.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

6. Income taxes

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company had determined that a full valuation allowance was warranted at October 31, 2013. The Company reassessed it's previous determination regarding its valuation allowance and determined that a full valuation allowance was warranted at July 31, 2014. The amount of deferred tax asset considered realizable could be adjusted in future periods based on a multitude of factors, including but not limited to a reassessment of our credit position, and such adjustments may be material to the Consolidated Financial Statements.

The Company’s effective tax rate for continuing operations for the three and nine months ended July 31, 2014 was 0.0% and 0.0% compared to a tax benefit of 9.8% and 1.8% for the three and nine months ended July 31, 2013. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets. The Company recorded a tax benefit from continuing operations in 2013 resulting from the application of certain provisions of ASC 740 regarding interim implications of intra-period tax allocations for discontinued operations when there is a loss from continuing operations to maintain financial statement neutrality and to recognize the tax components between continuing operations and discontinued operations on a discrete basis.

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

In certain cases, exposure to loss may exist in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate of reasonably possible losses, in excess of amounts accrued, for current legal proceedings not covered by insurance is not greater than $0.4 million at July 31, 2014 and may be substantially lower than this amount. Any estimate involves significant judgment, given the varying stages of the proceedings (including cases in preliminary stages), as well as numerous unresolved issues that may impact the outcome of a proceeding. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate. The current loss estimate excludes legal and professional fees associated with defending such proceedings. These fees are expensed as incurred and may be material to the Company's Consolidated Financial Statements in a particular period.

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

On September 15, 2014 the Company settled a lawsuit for $0.1 million. The legal proceeding commenced prior to July 31, 2014. As such, the Company recorded this subsequent event in its financial statements at and for the period ended July 31, 2014. This settlement is recorded on the balance sheet under the caption “Accrued legal settlements” and the expense is recorded as part of “Selling, general and administrative” on the Company’s Income Statements for the three and nine months ended July 31, 2014.

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

As of July 31, 2014 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations:	2014	2015	2016	2017	2018	Residual	Total

Non-cancelable operating leases	$241,385	$363,596	$349,849	$289,939	$195,132	$90,088	$1,529,989

Term debt	804,227	10,150,959	51,965	-	-	-	11,007,151

Obligations under capital lease	3,595	14,931	15,852	12,529	-	-	46,907

Debt discount	-	(222,394)	-	-	-	-	(222,394)

Notes payable - related party	-	2,500,000	-	-	-	-	2,500,000

	$1,049,207	$12,807,092	$417,666	$302,468	$195,132	$90,088	$14,861,653

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

The identifiable assets are reflective of non-GAAP assets reported on the Company's internal balance sheets and are typically adjusted for negative book cash balances, taxes and other items excluded for segment reporting. The assets are classified based on the primary functional segment category as reported on the internal balance sheets. Therefore the actual segment assets may not directly correspond with the segment operating (loss) income reported herein. The Company has certain assets classified as held for sale/discontinued operations representing $ 311,275 at July 31, 2014 and $ 520,912 at July 31, 2013. These assets were part of the printing and newspaper segments prior to the reclassification as assets held for sale/discontinued operations. The total assets reported on the Company's balance sheets as of July 31, 2014 and July 31, 2013 are $ 23,798,134 and $ 26,519,230. The identifiable assets reported below represent $ 23,486,859 and $ 25,998,318.

The table below presents information about reported segments for the three and nine months ended July 31:

2014 Quarter 3	Printing	Office Products & Furniture	Total

Revenues from continuing operations	$9,363,551	$7,483,730	$16,847,281
Elimination of intersegment revenue	(714,463)	(808,285)	(1,522,748)
Consolidated revenues from continuing operations	$8,649,088	$6,675,445	$15,324,533

Operating income (loss) from continuing operations	(203,633)	(105,389)	(309,022)
Depreciation & amortization	440,840	26,359	467,199
Capital expenditures	118,529	2,371	120,900
Identifiable assets	16,040,091	7,446,768	23,486,859
Goodwill	-	1,230,485	1,230,485

2013 Quarter 3	Printing	Office Products & Furniture	Total

Revenues from continuing operations	$10,435,991	$9,064,858	$19,500,849
Elimination of intersegment revenue	(534,200)	(999,360)	(1,533,560)
Consolidated revenues from continuing operations	$9,901,791	$8,065,498	$17,967,289

Operating income from continuing operations	(400,441)	98,363	(302,078)
Depreciation & amortization	492,794	52,350	545,144
Capital expenditures	60,093	-	60,093
Identifiable assets	17,032,768	8,965,550	25,998,318
Goodwill	-	1,230,485	1,230,485

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

2014 Year to Date	Printing	Office Products & Furniture	Total

Revenues from continuing operations	$29,377,286	$20,487,492	$49,864,778
Elimination of intersegment revenue	(1,702,026)	(2,383,240)	(4,085,266)
Consolidated revenues from continuing operations	$27,675,260	$18,104,252	$45,779,512

Operating (loss) from continuing operations	(429,058)	(418,564)	(847,622)
Depreciation & amortization	1,422,415	79,080	1,501,495
Capital expenditures	400,748	20,111	420,859
Identifiable assets	16,040,091	7,446,768	23,486,859
Goodwill	-	1,230,485	1,230,485

2013 Year to Date	Printing	Office Products & Furniture	Total

Revenues from continuing operations	$34,472,541	$26,006,874	$60,479,415
Elimination of intersegment revenue	(2,257,882)	(3,707,785)	(5,965,667)
Consolidated revenues from continuing operations	$32,214,659	$22,299,089	$54,513,748

Operating (loss) income from continuing operations	(2,488,542)	602,494	(1,886,048)
Depreciation & amortization	1,476,625	162,450	1,639,075
Capital expenditures	348,675	1,483	350,158
Identifiable assets	17,032,768	8,965,550	25,998,318
Goodwill	-	1,230,485	1,230,485

A reconciliation of total segment revenue, assets and operating (loss) to consolidated (loss) before income taxes, for the three and nine months ended July 31, 2014 and 2013 is as follows:

	Three months		Nine months
	2014	2013	2014	2013
Revenues:
Total segment revenues from continuing operations	$16,847,281	$19,500,849	$49,864,778	$60,479,415
Elimination of intersegment revenue	(1,522,748)	(1,533,560)	(4,085,266)	(5,965,667)
Consolidated revenue from continuing operations	$15,324,533	$17,967,289	$45,779,512	$54,513,748

Operating (loss) from continuing operations:
Total segment operating (loss) income from continuing operations	$(309,022)	$(302,078)	$(847,622)	$(1,886,048)
Interest expense - related party	(20,764)	(20,764)	(61,615)	(61,615)
Interest expense	(262,076)	(1,142,212)	(782,441)	(3,742,989)
Other income	4,400	17,188	225,538	38,182
Consolidated (loss) from continuing operations before income taxes	$(587,462)	$(1,447,866)	$(1,466,140)	$(5,652,470)

Identifiable assets:
Total segment identifiable assets	$23,486,859	$25,998,318	$23,486,859	$25,998,318
Assets not allocated to a segment	311,275	520,912	311,275	520,912
Total consolidated assets	$23,798,134	$26,519,230	$23,798,134	$26,519,230

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

The Company does not believe it is practicable to estimate the fair value of its variable interest-bearing debt related to its primary credit facilities with a private lender and its subordinated debt to a related party due primarily to the fact that an active market for the Company’s debt does not exist.

The term debt not discussed herein had a carrying value of approximately $1.0 million and the Company believes carrying value approximates fair value for this debt based on recent market conditions, collateral support, recent borrowings and other factors.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

10. Acquired Intangible Assets and Goodwill

	July 31, 2014		October 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Non-compete agreement	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Customer relationships	2,451,073	1,240,606	2,451,073	1,149,033
Other	564,946	564,946	564,946	558,737
	4,016,019	2,805,552	4,016,019	2,707,770

Unamortizable intangible assets:
Goodwill	1,737,763	507,278	1,737,763	507,278
	1,737,763	507,278	1,737,763	507,278

Total goodwill and other intangibles	$5,753,782	$3,312,830	$5,753,782	$3,215,048

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

As a result of the Step 1 test, the Company determined it was required to proceed to Step 2 of Goodwill Impairment testing for the printing segment in the first quarter of 2013. The Step 2 test results were completed in the second quarter of 2013 with the assistance of a third party valuation specialist and supported the conclusion to record an impairment charge in the first quarter of 2013 of $2.2 million. Goodwill impairment charges are recorded in the goodwill impairment caption in the income statement. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is recognized, in accordance with applicable standards.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Amortization expense for the three and nine months ended July 31, 2014 was $31,000 and $98,000, and for the three and nine months ended July 31, 2013 was $35,000 and $105,000, respectively. Customer relationships are being amortized over a period of 20 years, related to the acquisition of Syscan in 2004. The weighted average remaining life of the Company's amortizable intangible assets was approximately 6 years.

Estimated amortization expense for each of the following years is:

2014	$30,524
2015	122,098
2016	122,098
2017	122,098
2018	122,098
Thereafter	691,551
$1,210,467

The changes in the carrying amount of goodwill and other amortizing intangibles for the nine months ended July 31, 2014 were:

Goodwill:

	Printing	Office Products and Furniture	Total

Balance at October 31, 2013:
Goodwill	$2,226,837	$1,230,485	$3,457,322
Accumulated impairment losses	(2,226,837)	-	(2,226,837)
	-	1,230,485	1,230,485

Goodwill acquired nine months ended July 31, 2014	-	-	-
Impairment losses nine months ended July 31, 2014	-	-	-

Balance at July 31, 2014:
Goodwill	2,226,837	1,230,485	3,457,322
Accumulated impairment losses	(2,226,837)	-	(2,226,837)
	$-	$1,230,485	$1,230,485

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Amortizing Intangible Assets (net of amortization expense):

	Printing	Office Products and Furniture	Total

Balance at October 31, 2013:
Amortizing intangible assets	$442,317	$865,932	$1,308,249
Accumulated impairment losses	-	-	-
	442,317	865,932	1,308,249

Amortizing intangible assets acquired nine months ended July 31, 2014	-	-	-
Impairment losses nine months ended July 31, 2014	-	-	-
Amortization expense	36,811	60,971	97,782

Balance at July 31, 2014:
Amortizing intangible assets	405,506	804,961	1,210,467
Accumulated impairment losses	-	-	-
	$405,506	$804,961	$1,210,467

11. Discontinued Operations and Assets Held for Sale

As part of the Company’s revised restructuring plan submitted to the Company’s secured lenders in July 2012 the Company determined that a division within the printing segment met the criteria of an asset held for sale at July 31, 2012 (Donihe). Therefore, in accordance with applicable accounting guidance the Company has determined the associated assets and liabilities of this division should be classified as assets and liabilities held for sale/discontinued operations at July 31, 2014 and October 31, 2013. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of Donihe are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

The Company also identified certain long-lived assets that were being included as a component of assets held for sale for the Merten division ("Merten") which currently retains a sales presence in Cincinnati, Ohio. As part of the Company’s revised restructuring plan submitted to the Company’s secured lenders in July 2012 the Company determined that certain printing segment assets met the criteria of an asset held for sale of Merten. Therefore, in accordance with applicable accounting guidance the Company determined certain long-lived assets of this division should be classified as assets held for sale at October 31, 2012.

In December 2012, the Company completed the sale of substantially all of the property and equipment at Donihe and Merten for $1,050,000, net of commissions, and in December 2012, the Company completed the sale of Donihe real estate for $175,000.

The Company has one owned facility within the printing segment that the Company intends to sell. The facility was carried at its carrying amount at July 31, 2014, which the Company believes to currently be lower than the estimated fair value less cost to sell.

The Company sold substantially all of the assets of its Blue Ridge Printing, Co., Inc. ("Blue Ridge") subsidiary on June 25, 2013 to BRP Company, Inc. pursuant to an Asset Purchase Agreement. The Company received approximately $942,000 net of commissions at closing subsequently reduced by net liquidity adjustments approximating $22,000. Blue Ridge had historically been accounted for in the Company's printing segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of Blue Ridge are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

On July 12, 2013, the Company’s wholly owned subsidiary Champion Publishing, Inc. sold substantially all the assets of its newspaper operations (The “Herald-Dispatch”) headquartered in Huntington, West Virginia to HD Media Company, LLC pursuant to an Asset Purchase Agreement. The Company received approximately $9,700,000 net of selling commissions, and pro-rated taxes. The Herald-Dispatch had historically been accounted for in the Company’s former newspaper segment representing this segments only operating entity. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of The Herald Dispatch are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following is selected financial information included in net earnings (loss) from discontinued operations for two divisions classified within the printing segment and the Herald-Dispatch previously classified within the newspaper segment until the sale of this segment and reflects interest on estimated debt required to be repaid as a result of these disposal transactions and excludes any general corporate overhead allocations. The interest expense allocated to discontinued operations for the three months ended July 31, 2013, was approximately $167,000 and for the nine months ended July 31, 2013 was $612,000.

	Three Months Ended July 31, 2013

	Printing		Herald-Dispatch	Total
Net sales	$295,687		$2,364,072	$2,659,759
Income (loss) from discontinued operations	(136,306)		50,994	(85,312)
Income tax benefit (expense)	46,144		(18,995)	27,149
Gain on sale of discontinued operations	(103,802)		547,106	443,304
Income tax (expense) on sale	35,116		(203,797)	(168,681)
Net earnings (loss) from discontinued operations	$(158,848	) $	375,308	$216,460

	Nine Months Ended July 31, 2013

	Printing		Herald-Dispatch	Total
Net sales	$2,190,475		$8,954,006	$11,144,481
Income (loss) from discontinued operations	(738,571)		491,369	(247,202)
Income tax benefit (expense)	250,527		(183,035)	67,492
Gain on sale of discontinued operations	(103,802)		547,106	443,304
Income tax (expense) on sale	35,116		(203,797)	(168,681)
Net earnings (loss) from discontinued operations	$(556,730	) $	651,643	$94,913

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The major classes of assets and liabilities held for sale and of discontinued operations included in the Consolidated Balance Sheets are as follows:

	July 31, 2014			October 31, 2013
	Held for sale	Discontinued Operations	Total	Held for sale	Discontinued Operations	Total
Assets:
Accounts Receivable	$-	$53,869	$53,869	$-	$124,231	$124,231
Inventories	-	-	-	-	-	-
Other current assets	-	-	-	-	-	-
Property and equipment, net	257,406	-	257,406	369,073	-	369,073
Other assets	-	-	-	-	-	-
Total current assets	257,406	53,869	311,275	369,073	124,231	493,304
Property and equipment, net	-	-	-	-	-	-
Other assets	-	-	-	-	-	-
Total noncurrent assets	-	-	-	-	-	-
Total assets held for sale/discontinued operations	$257,406	$53,869	$311,275	$369,073	$124,231	$493,304

Liabilities:
Accounts payable	$-	$-	$-	$-	$-	$-
Deferred revenue	-	-	-	-	-	-
Accrued payroll and commissions	-	-	-	-	-	-
Taxes accrued and withheld	-	-	-	-	315	315
Accrued expenses	-	-	-	-	-	-
Debt (see Note 5)	-	-	-	-	-	-
Total current liabilities	-	-	-	-	315	315
Total noncurrent liabilities - debt	-	-	-	-	-	-
Total liabilities held for sale/discontinued operations	$-	$-	$-	$-	$315	$315

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

	Percentage of Total Revenues
	Three Months Ended July 31,		Nine Months Ended July 31,

	2014	2013	2014	2013
Revenues:
Printing	56.4%	55.1%	60.5%	59.1%
Office products and office furniture	43.6	44.9	39.5	40.9
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Printing	42.7	40.3	45.7	43.4
Office products and office furniture	32.9	33.5	29.4	28.9
Total cost of sales	75.6	73.8	75.1	72.3
Gross profit	24.4	26.2	24.9	27.7
Selling, general and administrative expenses	26.4	27.6	26.8	27.0
Goodwill impairment	-	0.2	-	4.2
(Loss) income from operations	(2.0)	(1.6)	(1.9)	(3.5)
Interest expense - related party	(0.1)	(0.1)	(0.1)	(0.1)
Interest expense	(1.7)	(6.5)	(1.7)	(6.9)
Other income	0.0	0.1	0.5	0.1
(Loss) before taxes	(3.8)	(8.1)	(3.2)	(10.4)
Income tax benefit	-	0.8	-	0.2
Net (loss) from continuing operations	(3.8)	(7.3)	(3.2)	(10.2)
Discontinued operations	-	1.2	-	0.2
Net income	(3.8)%	(6.1)%	(3.2)%	(10.0)%

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013 (Continuing Operations)

Revenues

Total revenues decreased 14.7% in the third quarter of 2014 compared to the same period in 2013, to $15.3 million from $18.0 million.

Printing revenue decreased $1.3 million or 12.7% when compared to the third quarter of 2013. The printing revenue decrease was reflective of revenue decreases within most of our operating divisions driven primarily by certain customer specific turnover, general economic conditions in many of the markets we serve, as well as lingering effects of sales and other personnel turnover prompted in part by various restructuring actions required by the Previous Secured Lenders. A sales program has been established to replenish our sales team and bring in quality individuals to key markets, which, we believe, will help combat sales declines.

Office products and office furniture revenue decreased 17.2% in the third quarter of 2014 to $6.7 million from $8.1 million in the third quarter of 2013. Our office supply and furniture sales face pressure from competition of cost leaders in the industry. We compete based on service and availability, which can be difficult in times of economic uncertainty.  In addition, we were notified by the State of West Virginia on May 31, 2013 that it was cancelling its contract for office furniture, panel systems, chairs, etc. effective July 1, 2013. This was due, we believe, as part of an overall review of all secondary bid contracts within the state and was not a specific action against the Company and was related to numerous product categories and services. The secondary bid process has historically allowed state agencies to buy products and services quickly, bypassing formal and comprehensive competitive bid purchasing protocols. This change does not preclude the Company from selling office furniture to state agencies and we have continued to pursue and be awarded state business subsequent to this change.

Cost of Sales

Total cost of sales decreased 12.7% in the third quarter of 2014, to $11.6 million from $13.3 million in the third quarter of 2013.

Printing cost of sales in the third quarter of 2014 decreased over the prior year but increased as a percentage of printing sales from 73.2% in 2013 to 75.6% in 2014. The total dollar decrease in cost of printing sales is due to lower sales and the increase as a percentage of printing sales can principally be attributed to increases in material costs and overhead costs allocated to cost of sales.

Office products and office furniture cost of sales decreased in the third quarter of 2014 from the same period in 2013 due to lower sales and cost of goods sold as a percentage of office products and office furniture sales was relatively flat at 75.6% in 2014 and 74.7% in 2013.

Operating Expenses

In the third quarter of 2014, selling, general and administrative ("SG&A") expenses decreased on a gross dollar basis by $0.9 million when compared to the same period in 2013; this is a decrease of 18.3%. As a percentage of total sales, the selling, general and administrative expenses decreased on a quarter to quarter basis in 2014 to 26.4% from 27.6% in 2013. The decrease in SG&A in total consisted primarily of decreases in professional fees of $0.5 million, bad debts of $0.2 million, insurance related expenses of $0.1 million, and depreciation of $0.1 million. The decrease in professional fees for the third quarter of 2014 compared to the third quarter of 2013 resulted from the elimination of the costs associated with restructuring consulting fees. Beginning at the end of the second quarter 2014 and continuing into the third quarter of 2014, we implemented a companywide, weekly, practice of reviewing our accounts receivable and vigorously pursuing collection of past due accounts and keeping slower paying customers within reasonable days outstanding. As a result, our accounts over 60 and 90 days outstanding decreased steadily over the third quarter. Given this information we reviewed our allowance for bad debts and determined we were over reserved by $0.2 million. Pursuant to ASC 250-10-45 paragraph 17, a change in accounting estimate shall be accounted for in the period of change if the change affects that period only or in the period of change and future periods if the change affects both. As such, we have made the $0.2 million adjustment to the allowance for bad debt at July 31, 2014 and Selling, General and Administrative expense for the quarter ended July 31, 2014.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Segment Operating  Income (Loss)

The printing segment reported an operating loss in the third quarter of 2014 of $(0.2) million compared to an operating loss of $(0.4) million in the third quarter of 2013. The decrease in operating loss was primarily driven by lower selling, general and administrative expenses that offset decreases in sales and gross profit.

The office products and office furniture segment reported an operating loss of $(0.1) million in the third quarter of 2014 compared to income of $0.1 million in the third quarter of 2013. This represented a decrease in profitability of approximately $0.2 million. This decrease is primarily the result of lower gross profit contribution on reduced sales and gross profit compaction partially offset by lower selling, general and administrative expenses in the third quarter of 2014, when compared to the same period of 2013.

(Loss) Income from Operations
The loss from operations in the third quarter of 2014 was $(0.3) million compared to loss from operations of $(0.3) million in the third quarter of 2013. The increase in operating loss was primarily driven by selling, general and administrative expenses that partially offset decreases in sales and gross profit.

Other Income (Expense)

Other expenses, net decreased approximately $0.9 million in the third quarter of 2014 when compared to the same period in 2013 due to lower interest rates and lower average borrowings and lower amortization expenses associated with debt discount.

Income Taxes

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider a multitude of factors in assessing the utilization of our deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. We determined that a full valuation allowance was warranted at October 31, 2013 and have reassessed our position regarding the valuation allowance and determined a full valuation allowance was warranted at July 31, 2014. The amount of deferred tax asset considered realizable could be adjusted in future periods based on a multitude of factors, including but not limited to a reassessment of our credit position, and such adjustments may be material to the Consolidated Financial Statements.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)
Income Taxes (continued)

Our effective tax rate for continuing operations for the three months ended July 31, 2014 and 2013 was 0.0% and 9.8%, respectively. The 9.8% effective tax rate for 2013 was a benefit to the Company. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets. The tax benefit from continuing operations in 2013 results from the application of certain provisions of ASC 740 regarding interim implications of intra-period tax allocations for discontinued operations when there is a loss from continuing operations to maintain financial statement neutrality and to recognize the tax components between continuing operations and discontinued operations on a discrete basis. There is no incremental income tax for continuing operations or discontinued operations in 2014 due to losses in continuing operations and no results for discontinued operations in 2014 in addition to the total current year expected income tax provision of zero.

Net (Loss) (Continuing Operations)

Net (loss) for the third quarter of 2014 was $(0.6) million compared to a net loss of $(1.3) million in the third quarter of 2013. Basic and diluted (loss) per share for the three months ended July 31, 2014 and 2013 were a loss of $(0.05) and of $(0.12).

Discontinued Operations

The Company did not have income or losses from discontinued operations in the third quarter of 2014 compared to a net income from discontinued operations of $0.2 million for the three months ended July 31, 2013. The 2013 results were impacted by sales of Donihe Graphics Inc., Blue Ridge Printing, and the Herald Dispatch. The divisions classified as discontinued operations were sold in 2013 and thus there were no operating results to report in 2014.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Nine Months Ended July 31, 2014 Compared to Nine Months Ended July 31, 2013 (Continuing Operations)

Revenues

Total revenues decreased 16.0% in the nine months ended July 31, 2014 compared to the same period in 2013, to $45.8 million from $54.5 million in 2013.

Printing revenue decreased 14.1% in the nine month period ended July 31, 2014 to $27.7 million from $32.2 million in the same period in 2013. The printing revenue decrease was reflective of revenue decreases within most of our operating divisions driven primarily by certain customer specific turnover, general economic conditions in many of the markets we serve, as well as lingering effects of sales and other personnel turnover prompted in part by various restructuring actions required by the Previous Secured Lenders.

Office products and office furniture revenue decreased 18.8% in the nine month period ended July 31, 2014, to $18.1 million from $22.3 million in the same period in 2013. Our office supply and furniture sales face pressure from competition of cost leaders in the industry. We compete based on service and availability, which can be difficult in times of economic uncertainty.  In addition, we were notified by the State of West Virginia on May 31, 2013 that it was cancelling its contract for office furniture, panel systems, chairs, etc. effective July 1, 2013. This was due, we believe, as part of an overall review of all secondary bid contracts within the state and was not a specific action against the Company and was related to numerous product categories and services. The secondary bid process has historically allowed state agencies to buy products and services quickly, bypassing formal and comprehensive competitive bid purchasing protocols. This change does not preclude the Company from selling office furniture to state agencies and we have continued to pursue and be awarded state business subsequent to this change.

Cost of Sales

Total cost of sales decreased 12.8% in the nine months ended July 31, 2014, to $34.4 million from $39.4 million in the nine months ended July 31, 2013.

 Printing cost of sales decreased 11.6% in the nine months ended July 31, 2014, to $20.9 million from $23.7 million in the nine months ended July 31, 2013. As a percentage of printing sales, cost of sales increased from 73.4% in 2013 to 75.6% in 2014. The total dollar decrease in cost of printing sales is due to lower sales and the increase as a percentage of printing sales can principally be attributed to increases in material costs and overhead costs allocated to cost of sales.

Office products and office furniture cost of sales decreased 14.7% in the nine months ended July 31, 2014, to $13.5 million from $15.8 million for the nine months ended July 31, 2013, but increased as a percentage of sales from 70.7% in 2013 to 74.3% in 2014. The total dollar decrease in cost of office products and office furniture sales is due to lower sales and the increase as a percentage of printing sales can principally be attributed to increases in material costs and overhead costs allocated to cost of sales.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Operating Expenses

During the nine months ended July 31, 2014, compared to the same period in 2013, selling, general and administrative expenses decreased on a gross dollar basis by $2.4 million and decreased as a percentage of total sales from 27.0% for the nine months ended July 31, 2013 to 26.8% in the same time period in 2014. The decrease in SG&A was primarily reflective of a decrease in professional fees, payroll, traveling expenses, and insurance related expenses.

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

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Segment Operating (Loss) Income
The printing segment reported an operating (loss) for the first nine months of 2014 of $(0.4) million compared to an operating loss of $(2.5) million in the first nine months of 2013. The decreased operating loss was primarily attributable to pre-tax goodwill impairment charges of $2.2 million recorded in the first quarter of 2013.

The office products and office furniture segment reported operating loss of $(0.4) million in the first nine months of 2014 compared to operating income of $0.6 million in the first nine months of 2013. This represented a decrease in profitability of approximately $1.0 million. This decrease is primarily the result of lower gross profit contribution on decreased sales partially offset by lower selling, general and administrative expenses in the first nine months of 2014 when compared to the comparable period of the prior year.

(Loss) Income from Operations

(Loss) from operations in the nine month period ended July 31, 2014, was $(0.8) million compared to loss from operations of $(1.9) million in the same period of 2013. The improvement for 2014 was primarily reflective of goodwill impairment charges in the second quarter of 2013 of $2.2 million previously discussed in the impairment charges section. Considering this, the operations for 2014 were impacted by decreased sales and compressed margins that were partially offset by reductions in SG&A expenses.

Other Income (expense)

Other expenses, net decreased approximately $3.1 million in the first nine months of 2014 when compared to the same period in 2013 due to lower interest rates and lower average borrowings and lower amortization expenses associated with debt discount. Also, in the second quarter of 2014, the Company recognized a gain on a sale of a building of $0.2 million.

Income Taxes

The Company’s effective tax rate for the nine months ended July 31, 2014 and 2013 was 0.0% and 1.8%, respectively. The 1.8% effective tax rate for 2013 was a benefit to the Company. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets. There is no incremental income tax for continuing operations or discontinued operations in 2014 due to losses in continuing operations and no results for discontinued operations in 2014 and the Company's total current year expected income tax provision of zero.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company had determined that a full valuation allowance was warranted at October 31, 2013. The Company reassessed it's previous determination regarding its valuation allowance and determined that a full valuation allowance was warranted at July 31, 2014. The amount of deferred tax asset considered realizable could be adjusted in future periods based on a multitude of factors, including but not limited to a reassessment of our credit position, and such adjustments may be material to the Consolidated Financial Statements.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Net (Loss) Income (Continuing Operations)

Net (loss) for the nine months ended July 31, 2014 was $(1.5) million compared to a net (loss) of $(5.7) million for the same period in 2013. Basic and diluted (loss) earnings per share for the nine months ended July 31, 2014 was $(0.13) compared to 2013 at $(0.49).

Discontinued Operations
The Company did not have income or losses from discontinued operations in the first nine months of 2014 compared to a net income from discontinued operations of $0.1 million for the same period in 2013. The 2013 results were impacted by sales of Donihe Graphics Inc., Blue Ridge Printing, and the Herald Dispatch. The divisions classified as discontinued operations were sold in 2013 and thus there were no operating results to report in 2014.

Inflation and Economic Conditions

We believe that the effect of inflation on our operations has not been material and will continue to be immaterial for the foreseeable future. The Company does not have long-term contracts; therefore, to the extent permitted by competition, we have the ability to pass through to customers most cost increases resulting from inflation, if any. In addition, the Company is not particularly energy dependent; therefore, an increase in energy costs should not have a significant impact on the Company.

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

Seasonality
Historically, we have experienced a greater portion of profitability in the second and fourth quarters than in the first and third quarters. The second quarter generally reflects increased orders for printing of corporate annual reports and proxy statements. A post-Labor Day increase in demand for printing services and office products coincides with the Company’s fourth quarter. The global economic crisis as well as other macro-economic factors and customer demand has impacted this general trend in recent years. In addition, recent restructuring initiatives, asset disposals and other actions may have an impact on historical trends due to product mix and operational charges. We unable to predict if this trend has fundamentally shifted until such time a more stable economic climate is present and our continuing operations are assessed in light of its restructuring initiatives, which should be in the near term.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Liquidity and Capital Resources

Statement of Cash Flows (Continuing Operations)
Net cash (used in) operations for the nine months ended July 31, 2014 was $(1.3) million compared to net cash provided by operations of $3.2 million during the same period in 2013. This change in net cash from operations is due primarily to the decrease in accounts payable of $2.5 million in the first nine months of 2014 compared to an increase in accounts payable of $1.5 million for the same period in 2013.

Net cash provided by investing activities for the nine months ended July 31, 2014 was $28,000 compared to $0.6 million during the same period in 2013. The net cash provided by investing activities during the first nine months of 2014 was primarily related to proceeds of $0.5 million from the sale of fixed assets. This was mainly comprised of the sale of a building. This cash flow from investing was partially offset by purchases of equipment and vehicles totaling $0.4 million.

Net cash provided by financing activities for the nine months ended July 31, 2014 was $0.1 million compared to cash used in financing activities of $(6.0) million during the same period in 2013. In 2014, the net cash provided by financing activities primarily related to extensions of credit associated with short-term financing collateralized by specific accounts receivable and financing of equipment and vehicles that was mostly offset by scheduled principal payments on debt. In 2013, the net cash used in financing activities primarily related to payments made on Bullet Loan A resulting from certain assets sales as well as scheduled payments of debt.

Statement of Cash Flows (Discontinued Operations)

The Company has reported cash flows from discontinued operations as discrete single items of operating, investing and financing activities.

Net cash provided by operating activities of discontinued operations were $0.1 million and $0.4 million for nine months ended July 31, 2014 and 2013, respectively.

There was no cash flow associated with investing activities for discontinued operations for the nine months ended July 31, 2014. For the same period in 2013, the Company sold certain assets at its Donihe division for approximately $0.4, assets of Blue Ridge Printing for approximately $0.9 million and primarily all of the assets of the Herald-Dispatch of the former newspaper segment for $9.7 million, all net of selling commissions and other customary closing costs for a total net cash provided by discontinued operations of $11.0 million, the proceeds of which were used to pay debt.

There were no cash flows associated with financing activities of discontinued operations in the nine months ended July 31, 2014. For the same period in 2013, net cash (used in) financing activities of discontinued operations was $(11.0) million. The net cash used in financing activities represented debt payments from the sale of various assets discussed in the cash provided discontinued operations investing activities.

Liquidity and Capital Resources

The Company incurred substantial indebtedness as a result of the acquisition of The Herald-Dispatch in September of 2007. The country entered a recession in December of 2007 and the residual effects of the recession have continued within the former newspaper and the printing segments of the Company. The debt was structured as a cash flow credit, which typically indicates that the primary repayment source for debt will be income from operations in lieu of a collateral based loan. The Company had continued to service its debt and made every scheduled payment of principal and interest, including during various periods, default interest. In addition, the Company had paid substantial sums for fees to the secured lenders as well as to various advisors pursuant to applicable credit and credit related agreements. The Company had paid approximately $65.6 million in principal through September 30, 2013 to the Previous Secured Lenders. Thus, the Company had demonstrated the ability to generate cash flow and has continued to service its debt commitments under the most difficult conditions in recent history.

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

Prior to the October 2013 Credit Agreement the Company operated under the provisions of the May 2013 Forbearance Agreement, effective May 31, 2013 which expired September 30, 2013, as amended August 28, 2013. The May 2013 Forbearance Agreement required the Company to achieve a multitude of targeted goals and covenants to remain in compliance. Many of these requirements were beyond the control of the Company, although at the date of the agreement, the Company determined there was at least a reasonable possibility of achieving compliance through the September 30, 2013 contractual maturity date. The Company was also required, under the terms of the May 2013 Forbearance Agreement, to comply with financial covenants, which are non-GAAP financial measures. Prior to the October 2013 Credit Agreement and primarily as a result of the credit situation with the Previous Secured Lenders there was significant uncertainty about our ability to operate as a going concern. In recent years, the Company operated for extended periods both in default and under forbearance agreements as it navigated its way through the continued challenges and residual effects of the global economic crisis. The Company believes that there has been a fundamental shift in the way in which financial institutions, in general, evaluate cash flow credits and that the amount of leverage in which the financial institutions are willing to lend has decreased generally over the last several years. In addition, two of the Company’s operating segments, specifically the printing segment and newspaper segment (now classified as a discontinued operation), have declined both internally and on a macro basis both during the recession and post-recession. Therefore, even though the Company has reduced its borrowings in accordance with contractually scheduled amortizations, the Previous Secured Lenders had expressed a desire to have lower leverage associated with various earnings measures related to funded indebtedness. The end result of these actions was the Company was impacted operationally and financially by the numerous actions required in part as a result of the numerous Credit and Forbearance Agreements with the Previous Secured Lenders. These actions strained resources operationally and financially including trade vendor challenges. Therefore, three primary dynamics have faced the Company: lower earnings, two operating segments that have faced secular hurdles and what the Company believes to be a changed credit culture regarding cash flow type loans and the residual impact of the Previous Secured Lender credit requirements on our current operations.

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

As of July 31, 2014, the Company had a $0.3 million book cash balance, compared with October 31, 2013 when the Company had a $1.4 million book cash balance. This decrease, as discussed in the liquidity sections, was mainly driven by a decrease in our trade accounts payable. This is part of the strategy to ensure we maintain our vendor credit relationships and we are regularly monitoring our receivables to better align our trade accounts payable days and trade accounts receivable days which have reduce cash flow volatility. The working capital as of October 31, 2013 was $5.7 million, and working capital at July 31, 2014 was $(6.3) million. This decrease in working capital is reflective of the Company’s long-term debt and debt to related parties maturing in April 2015 now classified as current.

The Company had historically used cash generated from operating activities and debt to finance capital expenditures. Management plans to continue making required investments in equipment based on available liquidity. For the foreseeable future, including through Fiscal 2014, the Company's ability to fund operations, meet debt service requirements and make planned capital expenditures is contingent on the Company's ability to manage its working capital and to maintain sufficient trade credit availability. The Company does not currently believe it will generate sufficient cash flow from operations to meet both scheduled principal and interest payments and pay off the entire credit facility, which matures April 1, 2015, and anticipates the need to refinance the October 2013 Credit Agreement prior to maturity.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first nine months of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CHAMPION INDUSTRIES, INC.

Date: September 15, 2014	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer (Principal Executive Officer)

Date: September 15, 2014	/s/ Justin T. Evans
Justin T. Evans
Senior Vice President and Chief Financial Officer (Principal Financial Officer)