Form 10-K
period 2014-10-31
CHAMPION INDUSTRIES INC
filed 2015-01-29
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-21084

CHAMPION INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

West Virginia	55-0717455
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2450 First Avenue P.O. Box 2968 Huntington, West Virginia	25728
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (304) 528-2700
Securities registered pursuant to Section 12(g) of Act: Common Stock, $1.00 par value	OTC (Name of each exchange on which registered)
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
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer ", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filter ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐No ☒

As of April 30, 2014 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,115,452 based on the closing price as reported on the OTC Market.

The outstanding common stock of the Registrant at the close of business on January 9, 2015, consisted of 11,299,528 shares of Common Stock, $1.00 par value.

Total number of pages including cover page: 125

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s definitive proxy statement expected to be dated February 12, 2015, with respect to its Annual Meeting of Shareholders to be held on March 16, 2015, are incorporated by reference into Part III, Items 10-14. Exhibit Index located in Part IV Item 15.

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

PART I

The Company experienced net losses in fiscal 2014, 2012, and 2011. Net losses incurred for the twelve month period ended October 31, 2014 were due to operating and interest expenses that were greater than the revenue generated by the Company.   Losses for the same period in 2012 and 2011 were due primarily to non-cash charges for impairment of goodwill and other intangible assets associated with the former newspaper segment of the Company as well as a valuation allowance increase against our deferred tax assets in 2012.  Our ability to operate is dependent primarily on our ability to continue operating the Company with working capital since the Company is currently operating without a revolving credit facility, due in part to substantially all of the Company's assets being encumbered pursuant to the October 2013 Credit Agreement. (See Item 1A, "Risk Factors", Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of the Notes to Consolidated Financial Statements)

ITEM 1 - BUSINESS

HISTORY

Champion Industries, Inc. (“Champion” or the “Company”) is a major commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets east of the Mississippi River. The Company's sales offices and/or production facilities are located in Huntington, Charleston, Parkersburg, Clarksburg, and Morgantown, West Virginia; Baton Rouge, Louisiana; and, Evansville, Indiana. The Company's sales force of approximately 50 salespeople sells printing services, business forms, management services, office products, and office furniture.

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

On June 18, 2003, the Company acquired certain assets of Contract Business Interiors ("CBI") of Wheeling, West Virginia pursuant to acceptance by the U.S. Bankruptcy Court for the Northern District of West Virginia. As a result of this transaction, the Company also assumed certain customer deposit liabilities in the ordinary course of business. The operations of CBI were moved to Morgantown, West Virginia in June 2012 and were consolidated into an existing facility.

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

The Company's printing services range from the simplest to the most complex jobs, including business cards, books, tags, labels, brochures, posters, 4- to 6-color process printing and multi-part, continuous and snap-out business forms. The Company's state-of-the-art equipment enables it to provide computerized composition, art design, paste-up, stripping, film assembly and color scanner separations. Included within our print segment are fulfillment services to our customers which encompass warehousing, distribution, and reporting services. The Company also offers complete bindery and letterpress services. The printing operations contributed $37.4 million, $42.7 million, and $52.2 million or 58.8%, 59.0%, and 59.9% of the Company's total revenues for the fiscal years ended October 31, 2014, 2013 and 2012.

The Company provides a full range of office products and office furniture primarily in the budget and middle price ranges, and also offers office design services. The Company publishes a catalog of high volume, frequently ordered items purchased directly from manufacturers. These catalog sales account for the bulk of sales volume and afford sales personnel flexibility in product selection and pricing. Medium to large volume customers are offered levels of pricing discounts. In addition, the Company offers a broad line of general office products through major wholesalers' national catalogs. The Company also has Internet e-commerce sites, which allow customers to order office products, furniture and forms online. The e-commerce sites include the office products and office furniture catalog, which is customized specifically for each customer requesting Internet e-commerce access. These sites include www.stationers-wv.com and www.cbiwv.com. In addition, the Company offers customized on-line forms management solutions through http://printwithchampion.com. The Company is a member of a major office products purchasing organization. Members benefit from volume discounts, which permit them to offer competitive prices and improve margins. The Company's office furniture business focuses on the budget to middle price range lines, although upscale lines are offered as well. Office products, office furniture and office design operations contributed $26.1 million, $29.7 million, and $35.0 million, or 41.2%, 41.0%, and 40.1% of the Company's total revenues for the fiscal years ended October 31, 2014, 2013 and 2012.

ORGANIZATION

Champion’s two lines of business are comprised of twelve operating divisions. The Huntington headquarters provides centralized financial management and administrative services to all of its business segments.

Commercial Printing
Our commercial printing divisions are located in Huntington, Charleston and Parkersburg, West Virginia and Baton Rouge, Louisiana. Each has a sales force, a customer service operation and a pre-press department that serve the customers in their respective geographic areas. Although each customer's interface is solely with its local division's personnel, its printing job may be produced at another division using the equipment most suited to the quality and volume requirements of the job. In this way, for example, Champion can effectively compete for high quality process color jobs in Charleston by selling in Charleston, printing in Parkersburg and binding in Huntington. The full range of printing resources is available to customers in the entire market area without Champion having to duplicate equipment in each area.

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

PRODUCTS AND SERVICES

Printing Services

Champion's primary business is commercial printing and business forms manufacturing. The Company, unlike most of its regional competitors, offers the full range of printing production processes, enabling it to provide customers a one-stop, one-vendor source without the time and service constraints of subcontracting one or more aspects of production. Major production areas include: (i) printing of business cards, letterhead, envelopes, and one, two, or three color brochures; (ii) process color manufacturing of brochures, posters, advertising sheets and catalogues; (iii) die cutting and foil stamping; (iv) bindery services, including trimming, collating, folding and stitching the final product; (v) forms printing, encompassing roll-to-roll computer forms, checks, invoices, purchase orders and similar forms in single-part, multi-part, continuous and snap-out formats; (vi) tag and label manufacturing; and (vii) output solutions including print on demand, inserting and mailing services. The capabilities of the Company's various printing divisions are stated below.

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

* - Services Provided

Office Products, Office Furniture and Office Design

Champion provides its customers with a wide range of product offerings in two major categories within this segment: supplies, such as file folders, paper products, pens and pencils, computer paper and laser cartridges; and furniture, including budget and middle price range desks, chairs, file cabinets and computer furniture. Office supplies are sold primarily by Company salespeople through the Company's own catalogs. Office furniture is primarily sold from catalogs and supplied from in-house stock. Special orders constitute a small portion of sales. The Capitol division of Stationers provides interior design services to commercial customers. The design services include space planning, purchasing and installation of office furniture, and management of design projects.

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

For the twelve month period ended October 31, 2014, the Company had one customer that made up approximately 10.7% of its consolidated revenues. This customer is a publicly traded Fortune 500 company that we believe to be in good financial condition and that will remain so for the foreseeable future. The loss of this customer would have a material impact on the Company’s operations. Otherwise, no single customer contributed more than 3.2% of the Company’s consolidated revenues for fiscal 2014. During the fiscal years ended October 31, 2013, and 2012, no single customer accounted for more than 9.0% of the Company’s total revenues. Due to the project-oriented nature of customers' printing and furniture requirements, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects.

SUPPLIERS
The Company has not experienced difficulties in obtaining materials in the past and does not consider itself dependent on any particular supplier for supplies. The Company must maintain trade credit availability to operate. The Company has generally been able to maintain substantial trade credit availability to date. The Company has negotiated company-wide paper purchasing agreements directly with paper entities and is a member of a major office products buying group, which management believes provides the Company with a competitive advantage.

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

EMPLOYEES

On October 31, 2014, the Company had approximately 330 employees.

EXECUTIVE OFFICERS OF CHAMPION
		Position and offices with Champion;

Name	Age	Principal occupation or employment last five years
Marshall T. Reynolds	78
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

Justin T. Evans	29
Senior Vice President and Chief Financial Officer of the Company since April 2014; Chief Risk Officer of First Guaranty Bank (Hammond, LA) from March 2014 to April 2014; Director of Financial Reporting and Senior Accountant of First Guaranty Bancshares, Inc. from May 2013 to April 2014; Served in various finance and accounting capacities from May 2009 to May 2013.

ITEM 1A - RISK FACTORS

The Company’s business and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, and cash flows.

Dependence on Marshall T. Reynolds; Control of the Company.

The Company's operations and prospects are dependent in large part on the continued efforts of Marshall T. Reynolds.  The loss of Mr. Reynolds could have an adverse effect on the Company. In addition, by virtue of Mr. Reynolds' ownership of Company common stock, Mr. Reynolds will continue to significantly influence our operations. As of October 31, 2014, Marshall T. Reynolds and his affiliated entities, including The Harrah and Reynolds Corporation ("Harrah and Reynolds"), held 6,067,742 shares (53.7%) of the common stock of the Company prior to the effect of the issuance of stock warrants. Mr. Reynolds and Harrah and Reynolds have pledged 3,771,500 of these shares (constituting 62.2% of all outstanding shares beneficially owned by Mr. Reynolds) as collateral to secure loans made to Mr. Reynolds or Harrah and Reynolds in the ordinary course of business by several commercial banks. Any disposition of such pledged shares upon a default by Mr. Reynolds or Harrah and Reynolds under such loans could result in a change in control of the Company or adversely affect the prevailing market price of the common stock. Mr. Reynolds has also received warrants from the Previous Secured Lenders to purchase 30% of the then issued and outstanding common stock of the Company, on a fully diluted, post-exercise basis. Based on the 11,299,528 shares of company common stock currently issued and outstanding, exercise in full of the warrants would result in the issuance of 4,842,654 shares.

Our indebtedness could adversely affect our financial health and reduce the funds available to us for other purposes, including dividend (if any in the future) payments and our credit position may result in dilution to our shareholders
We have a significant amount of indebtedness. The October 2013 Credit Agreement has a maturity of April 1, 2015 and is collateralized by substantially all of our assets. At October 31, 2014, we had a total indebtedness of $13.5 million, net of debt discounts, under our credit facilities. Our interest expense for the year ended October 31, 2014, was approximately $1.1 million. At October 31, 2014, the borrowings under our credit facilities were primarily subject to a floating interest rate of the prime rate plus the applicable margin.
The Company must maintain trade credit availability to operate. The Company has generally been able to maintain substantial trade credit availability to date.

Volatility in U.S. credit markets could affect the Company's ability to obtain financing to fund acquisitions, investments, or other significant operating or capital expenditures.

At the end of 2014, the Company had approximately $13.5 million, net of discounts, of indebtedness. Tightening of credit availability could restrict the Company's ability to finance significant transactions and also limit its ability to refinance its existing capital structure or to fund its current operation pursuant to the terms of the Company's applicable credit agreements. The Company's credit facilities under the October 2013 Credit Agreement mature on April 1, 2015.

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

The Company has historically grown through a combination of organic growth and acquisitions. It is critical that the Company achieve the anticipated benefits of acquisitions. The integration of companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. In particular, the coordination of geographically dispersed organizations with differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration of acquired businesses may also require the dedication of significant management resources, which may temporarily shift senior management’s attention from the other day-to-day operations of the Company. Our strategy is, in part, predicated on our ability to realize cost savings and to increase revenues through the acquisition of businesses that strategically enhance our capabilities and services. The Company has made no significant acquisitions since 2007, and has sold, combined, or discontinued many operating divisions in the last several years.

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

Electronic delivery of documents and data offers alternatives to traditional printed documents. The extent to which electronic formats will gain acceptance is uncertain and difficult to predict but as digital alternatives replace or reduce the need for traditional printed materials, the sales of the Company’s printed products will be adversely affected.

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

Our operating results depend on the relative strength of the economy. Softness in the U.S. economy, or the local economies in the markets in which we serve, could significantly impact our revenue.

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

We may incur Additional Non-Cash Impairment Charges.

At October 31, 2014 the Company had $2.4 million of goodwill and other intangible assets. In 2013, 2012, 2011 and 2009, we recorded substantial impairment charges to reduce the value of certain of these assets. Should general economic, market or business conditions decline further, and continue to have a negative impact on our stock price or projected future cash flows, we may be required to record additional impairment charges in the future. See Item 7, “Critical Accounting Policies Involving Significant Estimates”, included herein, for additional information on the risks associated with such assets.

Cyber security risks could harm our ability to operate effectively.

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

ITEM 2 - PROPERTIES

The Company conducts its operations primarily from twelve (12) different physical locations, nine (9) of which are leased and four (4) of which are owned in fee simple by Company subsidiaries (one of which is classified as held for sale). The Company does not anticipate any issues regarding the renewal of certain leases when the terms expire. The properties leased and certain of the lease terms are set forth below and may be subject to periodic adjustments based on the consumer price index:

Property	Division Occupying Property	Square Feet	Annual Rental	Expiration Of Term
2450 1st Avenue Huntington, West Virginia (1)	Chapman Printing- Huntington	85,000	$116,400	Monthly
1945 5th Avenue Huntington, West Virginia (1)	Stationers	37,025	30,000	Monthly

Property	Division Occupying Property	Square Feet	Annual Rental	Expiration Of Term
615-619 4th Avenue Huntington, West Virginia (1)	Stationers	59,641	21,600	Monthly
405 Ann Street Parkersburg, West Virginia (1)	Chapman Printing - Parkersburg	36,614	57,600	Monthly
2800 Lynch Road Evansville, Indiana (1) (2) (4)	Smith & Butterfield	42,375	155,558	2014
3000 Washington Street Charleston, West Virginia (1)	Chapman Printing-Charleston	37,710	150,000	Monthly
953 Point Marion Road Morgantown, West Virginia (1)	Chapman Printing-Charleston	11,000	119,820	2017
120 Hills Plaza Charleston, West Virginia (3)	Champion Output Solutions	22,523	135,132	2019
Route 2 Industrial Lane Huntington, West Virginia (1)	Chapman Printing, River Cities Printing	35,000	84,000	Monthly

(1)  Lease is “triple net”, whereby the Company pays for all utilities, insurance, taxes, repairs and maintenance and all other costs associated with properties.

(2)  Lease is gross to the extent it excludes taxes and insurances during the lease term.

(3)  Lease is gross to the extent it excludes taxes and insurance during the initial lease term. The Company has renewal options through 2024 at various rates and the lease essentially converts to a triple net lease in the renewal period.

(4) This lease expired October 31, 2014. Smith and Butterfield moved into a smaller portion of the same facility and now occupies approximately 20,029 square feet at an annual rental of $72,000. This lease expires January 2020.

The Chapman Printing Charleston operation previously conducted business from a single story masonry building of approximately 21,360 square feet owned by the Company at 1563 Hansford Street, Charleston, West Virginia. This building is currently utilized for overflow storage and certain warehousing. This property is currently held for sale.

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

ITEM 4 - RESERVED

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Until June 12, 2012, Champion common stock traded on the National Association of Securities Dealers, Inc. Automated Quotation System (“NASDAQ”) National Market System (now Global Market) under the symbol “CHMP”. From June 12, 2012 until July 16, 2012 Champion common stock was listed on the NASDAQ Capital Market. The stock now trades on the OTC Market under the symbol "CHMP".

The following table sets forth the high and low closing prices for Champion common stock for the period indicated. The range of high and low closing prices are based on data from the OTC or NASDAQ and does not include retail mark-up, mark-down or commission.

	Fiscal Year 2014		Fiscal Year 2013
	High	Low	High	Low
First quarter	$0.72	$0.35	$0.28	$0.11
Second quarter	0.62	0.35	0.28	0.05
Third quarter	0.50	0.25	0.29	0.06
Fourth quarter	0.34	0.22	0.45	0.12

At the close of business on January 9, 2015, there were 355 shareholders of record of Champion common stock. The shareholders of record are determined by the Company’s transfer agent.

The Company has not paid dividends on its common stock in any of the previous three years.

ITEM 6 - SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for each of the five years in the period ended October 31, 2014, have been derived from the Audited Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with the Audited Consolidated Financial Statements, related notes, and the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.

	Year Ended October 31,
	2014	2013(4)	2012(3)	2011(2)	2010(1)
			(Restated)
	(In thousands, except share and per share data)
OPERATING STATEMENT DATA:
Revenues:
Printing	$37,377	$42,670	$52,174	$52,064	$54,102
Office products and office furniture	26,145	29,653	34,976	34,546	33,438
Total revenues	63,522	72,323	87,150	86,610	87,540

Cost of sales:
Printing	28,366	30,373	37,810	37,748	38,560
Office products and office furniture	19,197	21,043	24,936	24,521	23,633
Total cost of sales	47,563	51,416	62,746	62,269	62,193

Gross profit	15,959	20,907	24,404	24,341	25,347

Selling, general and administrative expense	16,213	19,910	23,742	21,579	21,978
Restructurings / asset impairments costs	-	2,271	357	652	1,641

(Loss) income from operations	(254)	(1,274)	305	2,110	1,728

Other income (expense):
Interest expense - related party	(82)	(82)	(58)	(65)	-
Interest expense	(1,056)	(4,204)	(3,112)	(2,944)	(4,493)
Gain on early extinguishment of debt to a related party	-	-	-	1,338	-
Gain on debt forgiveness	-	11,118	-	-	-
Other (expense) income	260	(32)	(13)	50	952

Income (loss) from continuing operations before income taxes	(1,132)	5,526	(2,878)	489	(1,813)
Income tax benefit (expense)	-	105	(11,727)	(211)	687
Net income (loss) from continuing operations	(1,132)	5,631	(14,605)	278	(1,126)
Net income (loss) from discontinued operations	-	83	(8,713)	(4,254)	1,614
Net income (loss)	$(1,132)	$5,714	$(23,318)	$(3,976)	$488

Earnings (loss) per share:
Basic
Continuing operations	$(0.10)	$0.50	$(1.29)	$0.03	$(0.11)
Discontinued operations	-	0.01	(0.77)	(0.41)	0.16
	$(0.10)	$0.51	$(2.06)	$(0.38)	$0.05
Diluted
Continuing operations	$(0.10)	$0.35	$(1.29)	$0.03	$(0.11)
Discontinued operations	-	0.01	(0.77)	(0.41)	0.16
	$(0.10)	$0.36	$(2.06)	$(0.38)	$0.05

Dividends per share	$-	$-	$-	$-	$-

Weighted average common shares outstanding:
Basic	11,300,000	11,300,000	11,300,000	10,362,000	9,988,000
Diluted (5)	11,300,000	16,114,000	11,300,000	10,362,000	9,988,000

Notes (1) - (5) reflective of continuing operations and discontinued operations.

(1)	Includes charges in 2010 related to a restructuring and profitability enhancement plan of $(1.8) million, $(1.1) million net of tax, or $(0.11) per share on a basic and diluted basis. The Company also recorded other income in 2010 associated with an interest rate swap agreement, which expired in the fourth quarter of 2010, resulting primarily from a reclassification from other comprehensive income to other income of $0.7 million, or $0.4 million net of tax. In the first quarter of 2010, the Company reported $0.3 million, or $0.2 million net of tax, as other income due to the Administrative Agent of the Company's Credit Agreement eliminating the LIBOR borrowing option resulting in ineffectiveness of a cash flow hedge.

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

(3)
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

(4)	Includes impairment charges for goodwill in the first quarter of 2013 of $(2.2) million on a pre-tax basis.

(5)	Any shares issued from exercised warrants would be antidilutive for 2014 due to the net loss for the year. See Note 12 to the Consolidated Financial Statements for more information on the outstanding warrants.

	At October 31,
	2014	2013	2012	2011	2010
			(Restated)		(Restated)
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents/negative book cash balances	$818	$1,429	$1,845	$(1,154)	$(1,014)
Working capital (deficit) (1)	(5,862)	5,702	(13,586)	(31,538)	12,822
Current debt, net of discount	13,324	439	17,326	32,694	5,485
Total assets	24,008	27,531	47,967	82,024	92,453
Long-term debt (net of current portion) (2)	157	12,053	2,652	431	52,299
Shareholders' equity (deficit)	3,205	4,337	(1,377)	20,928	23,094

(1) At October 31, 2014 and 2012, the Company had $13.3 million and $17.3 million, respectively, classified as current due to its contractual maturity. 2011 includes $33.0 million of long-term debt reclassified to current debt due to the Company's inability to remain in compliance with various financial covenants in 2011. These amounts are inclusive of debt allocated to discontinued operations.

(2) Includes non-current borrowings under the Company’s credit facilities. Includes the revolving line of credit (term and revolver, net of current portion) for years prior to 2013; in 2011 $33.0 million of long-term debt was reclassified to current debt, see (1) above. For 2014, due to the April 2015 maturity the term debt is classified as current and included in working capital. For 2012, due to the June 2013 maturity of the revolving line of credit and term debt, it is classified as current and included in working capital.  For 2011, due to the September 2012 maturity of the revolving line of credit, it is classified as current and included in working capital. These amounts are inclusive of debt allocated to discontinued operations.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a commercial printer, business forms manufacturer and office products and office furniture supplier in regional markets of the United States of America, east of the Mississippi River. The Company has historically grown through strategic acquisitions and internal growth prior to the advent of the global economic crisis. Through such growth, the Company had realized regional economies of scale, operational efficiencies, and exposure of its core products to new markets. The Company has acquired fifteen printing companies, eight office products and office furniture companies, one company with a combined emphasis on both printing and office products and office furniture, a paper distribution division (which was subsequently sold in 2001) and a daily newspaper since its initial public offering on January 28, 1993. As a result of various provisions of the Company's applicable credit agreements and as a result of the impact of the global economic crisis, the Company has implemented a number of consolidations and asset dispositions. The Company consolidated its Interform production facility in Bridgeville, Pennsylvania into an existing operation. The Company also consolidated its commercial printing production operation in Cincinnati, Ohio into existing Company facilities in other locations and in December 2012 sold substantially all of the equipment to Graphics International. The Consolidated Graphic Communications ("CGC") operating division of Interform was sold to Safeguard Solutions ("Safeguard") in July 2012 and Donihe Graphics, Inc. sold substantially all of its property, plant, and equipment in December 2012 to Graphics International. In June 2013 the Company sold substantially all of the assets of Blue Ridge Printing. In July 2013 the Company sold substantially all of the assets of the Herald-Dispatch newspaper. In the third quarter of 2013 the Company closed its Lexington, Kentucky Chapman Printing Company division but continues to serve this market from the Chapman Printing Huntington operation.

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

The Company's operating costs consist of selling, general and administrative expenses. These costs include salaries, commissions and wages for sales, customer service, accounting, administrative and executive personnel, insurance, rent, utilities, legal, audit, information systems equipment costs, software maintenance and depreciation.

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

In applying the requirements of SAB No. 108, the Company determined that the warrants issued as a result of the Restated Credit Agreement (see Note 3) were freestanding financial instruments and classified these as a component of shareholders' equity. The warrants were initially deemed to be non-deductible for tax purposes. Therefore the Company had recorded a deferred tax liability in 2012. The Company subsequently determined that the deferred tax liability associated with the warrant issuance should be reflected as an increased tax rate over the term of the debt discount amortization if the warrants were not deductible for tax purposes. Accordingly, the Company's deferred tax asset valuation allowance would increase as a result of the equity classification. Therefore, for 2012, the Company identified approximately $0.4 million or $0.04 per share from continuing operations of non-cash deferred tax adjustments. Correspondingly the Company's additional paid-in capital was increased $0.4 million and deferred tax liability was decreased $0.4 million. In 2013, the Company determined that the warrants for tax purposes should be treated as original issue discount and be tax deductible and amortized over the life of the Restated Credit Agreement.

Asset Impairment: The Company is required to test for asset impairment relating to property and equipment whenever events or changes in circumstances indicate that the carrying value of an asset might not be recoverable. The Company performs an impairment analysis when indicators of impairment are present. If such indicators are present, an analysis of the sum of the future expected cash flows from the Company’s asset, undiscounted and without interest charges is calculated. If it is less than the carrying value, an asset impairment is recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

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

In accordance with GAAP, a two-step impairment test, preceded by a “step zero” qualitative assessment, is performed on goodwill. The qualitative assessment considers macroeconomic conditions, industry and market outlook, cost factors, financial performance, and other entity specific information to determine if it is not more likely than not that goodwill is impaired. If it is determined from the qualitative assessment that it is not more likely than not that goodwill is impaired, then the two step procedure is not necessary. In the first step of the quantitative assessment, a comparison is made of the fair value of the reporting unit to its carrying value. If the carrying value of a reporting unit exceeds the estimated fair value, the second step, which compares implied fair value of the reporting unit with its carrying value using methods common in business combinations, is required.

The Company determined that it should perform impairment testing of goodwill and intangible assets during the fourth quarter of 2012, due, in part, to declines in our stock price, increased volatility in operating results and declines in market transactions in the industry and for goodwill and non-amortizing intangible assets as part of our annual impairment test. The valuation methodology utilized to estimate the fair value of the former newspaper operating segment was based on both the market and income approach. (see interim testing discussion above) The Company then undertook the next step in the impairment testing process by determining the fair value of assets and liabilities within this reporting unit. The implied fair values of goodwill and other intangibles for this reporting unit was less than their carrying amounts based on the analysis by the Company and with assistance of a third party valuation specialist, and therefore an impairment charge was taken. The goodwill and other intangible assets will continue to be amortized for tax purposes over its remaining life in accordance with applicable internal revenue service standards.

During the second quarter of 2012 as part of a restructuring plan submitted to the Company’s secured lenders the Company authorized its investment bankers to initiate an open market transaction process to determine potential alternative transactions in relation to certain asset sales and the sale of a business segment. As a result of this process, it was determined that an impairment test between annual impairment tests was warranted as a result of this transaction analysis. This resulted in the Company’s assessment that the carrying value of the former newspaper segment exceeded the fair value of this segment. The basis of the fair value was a mid-point of value attained as a result of the open market process assessment based on a non- binding letter of intent attained in this process. This resulted in an impairment charge in the second quarter of 2012 of the remaining goodwill of the former newspaper segment of approximately $9.5 million on a pre-tax, non-cash basis. As a result of the interim impairment indicators the Company also assessed the recoverability of property, plant and equipment and amortizing intangibles under the provisions of ASC 360 and determined that there were no charges required as a result of this assessment. The Company also assessed the non-amortizing intangibles of trademark and masthead and with assistance from a third party valuation specialist the Company concluded that through the utilization of an income approach based on the relief from royalty income valuation methodology there was no impairment of this asset at April 30, 2012. The $9.5 million impairment charge related to this former segment’s goodwill is recorded as a part of discontinued operations for 2012.

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

During the first quarter of 2013 as part of a process of addressing the Company’s debt status with its Previous Secured Lenders as well as first quarter 2013 performance to budget, the Company performed a comprehensive reassessment of its initial fiscal year 2013 budget. The Company as part of this process identified at least one customer in the printing segment from which it anticipated a substantial revenue decline in the second quarter of 2013 and beyond and associated profitability declines in 2013 and beyond. As a result of this process, it was determined that an impairment test between annual impairment tests was warranted for the printing segment.

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

In the fourth quarter of 2014 the Company performed its annual assessment of the remaining indefinite-lived intangible assets of goodwill associated with the office products and office furniture segment. The Company first considered qualitative factors including economic conditions in its core market, access to capital, industry outlook, cost factors, and financial performance. After considering the qualitative factors, the Company was not able to definitively conclude that impairment was not possible.

As such, the Company performed the two-step quantitative assessment as prescribed by ASC 350. Step 1 of the impairment test used a discounted cash flow model based on income of the office products and office furniture reporting unit to compare fair value to the unit’s carrying value. After consideration of the Step 1 results, the Company’s Management felt that the discounted cash flow model was not indicative of value that would be exchanged in an arm’s length transaction. Given this, Step 2 of the quantitative assessment was performed. Step 2 compares the implied fair value of the reporting unit to its carrying value to determine impairment using methods common in business combinations. After considering the results of Step 2, the Company’s management determined that no impairment of the office products and office furniture reporting unit’s goodwill existed at October 31, 2014.

The Company’s Management will continue to monitor this reporting unit’s performance and will test for impairment as warranted. Further declines in revenue and income could ultimately require impairment charges to be incurred that would be material to the Company’s financial position and results of operation to the extent of the carrying amount of goodwill.

Management has discussed the development of these estimates with the audit committee of the board of directors. Additionally, the board of directors has reviewed this disclosure and its relation to this MD&A.

Revenue Recognition: Revenues are recognized when products are shipped or ownership is transferred and when services are rendered to customers. The Company acts as a principal party in sales transactions, assumes title to products and assumes the risks and rewards of ownership including risk of loss for collection, delivery or returns. The Company typically recognizes revenue for the majority of its products upon shipment to the customer and transfer of title. Under agreements with certain customers, custom forms may be stored by the Company for future delivery. In these situations, the Company may receive a logistics and warehouse management fee for the services provided. In these cases, delivery and bill schedules are outlined with the customer and product revenue is recognized when manufacturing is complete and the product is received into the warehouse, title transfers to the customer, the order is invoiced and there is reasonable assurance of collectability. Since the majority of products are customized, product returns are not significant. Therefore, the Company records sales on a gross basis. Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to government authorities. The costs of delivering finished goods to customers are recorded as shipping and handling costs and included in cost of sales of the printing segment. The office products and office furniture shipping and handling costs were approximately $0.5 million for 2014, 2013, and 2012 and are recorded as a component of selling, general, and administrative costs.

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

Allowance for Doubtful Accounts: The Company encounters risks associated with sales and the collection of the associated accounts receivable. As such, the Company records a provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate provision, the Company primarily utilizes a historical rate of accounts receivable written off as a percentage of total revenue. The historical rate is updated periodically based on events that may change the rate such as a significant increase or decrease in collection performance and timing of payments as well as the calculated total exposure in relation to the allowance. Periodically, the Company compares the identified credit risks with the allowance that has been established using historical experience and adjusts the allowance accordingly.

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

During 2014 the Company recorded a net recovery of $64,406 compared to bad debt expense for 2013 and 2012 of $143,989, and $646,670, respectively. The net recovery in 2014 was due to a $0.2 million change in estimate that was partially offset by bad debt expenses recorded for the year. The allowance for doubtful accounts was $687,844, $972,778, and $1,012,894, as of October 31, 2014, 2013 and 2012. The actual write-offs for the periods were $220,528, $184,105, and $172,889, during 2014, 2013 and 2012. The actual write-offs occur when it is determined an account will not be collected. General economic conditions and specific geographic and customer concerns are major factors that may affect the adequacy of the allowance and may result in a change in the annual bad debt expense.

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

	Year Ended October 31,
	($ In thousands)
	2014		2013		2012
					(Restated)
Revenues:
Printing	$37,377	58.8%	$42,670	59.0%	$52,174	59.9%
Office products and office furniture	26,145	41.2	29,653	41.0	34,976	40.1
Total revenues	63,522	100.0	72,323	100.0	87,150	100.0
Cost of sales:
Printing	28,366	44.7	30,373	42.0	37,810	43.3
Office products and office furniture	19,197	30.2	21,043	29.1	24,936	28.6
Total cost of sales	47,563	74.9	51,416	71.1	62,746	71.9

Gross profit	15,959	25.1	20,907	28.9	24,404	28.1

Selling, general and administrative expenses:	16,213	25.5	19,910	27.5	23,742	27.2
Restructuring / asset impairment costs	-	-	2,271	3.1	357	0.5
(Loss) income from operations	(254)	(0.4)	(1,274)	(1.7)	305	0.4

Other income (expense):
Interest expense - related party	(82)	(0.1)	(82)	(0.1)	(58)	(0.0)
Interest expense	(1,056)	(1.7)	(4,204)	(5.8)	(3,112)	(3.6)
Gain on debt forgiveness	-	-	11,118	15.4	-	-
Other (loss) income	260	0.4	(32)	(0.0)	(13)	0.0

Income (loss) from continuing operations before income taxes	(1,132)	(1.8)	5,526	7.8	(2,878)	(3.2)
Income tax benefit (expense)	-	-	105	0.1	(11,727)	(13.6)
Net income (loss) from continuing operations	(1,132)	(1.8)	5,631	7.9	(14,605)	(16.8)
Net income (loss) from discontinued operations	-	-	83	0.1	(8,713)	(10.0)
Net income (loss)	$(1,132)	(1.8)%	$5,714	8.0%	$(23,318)	(26.8)%

Year Ended October 31, 2014 Compared to Year Ended October 31, 2013

Revenues

Consolidated net revenues were $63.5 million for the year ended October 31, 2014 compared to $72.3 million in the prior fiscal year. This change represents a decrease in revenues of approximately $8.8 million. Printing revenues decreased by $5.3 million from $42.7 million in 2013 to $37.4 million in 2014. Office products and office furniture revenue decreased $3.5 million or 11.8% from $29.7 million in 2013 to $26.1 million in 2014.

The printing revenue reduction is principally due to lingering effects of general market and economic conditions over the last several years as well as certain customer specific turnover, sales and other personnel turnover that were prompted by various restructuring actions required by the Previous Secured Lenders.

The decrease in revenues for the office products and office furniture segment was primarily attributable to lower office furniture sales and office product related sales. The reductions mirrored, in part, the reasons for the sales reductions in the printing segment. The Company was notified by the State of West Virginia on May 31, 2013 that it was cancelling the Company's state contract for office furniture, panel systems, chairs, etc. effective July 1, 2013. This was due, the Company believes, as part of an overall review of all secondary bid contracts within the state and was not a specific action against the Company and was related to numerous product categories and services. The secondary bid process has historically allowed state agencies to buy products and services quickly, bypassing formal and comprehensive competitive bid purchasing protocols. This change has not precluded the Company from selling office furniture to state agencies but this did have an impact on our revenue for the office products and furniture segment.

Cost of Sales

Total cost of sales for the year ended October 31, 2014 was $47.6 million, compared to $51.4 million in the previous year. This change represented a decrease of $3.9 million, or 7.5%, in cost of sales.

Printing cost of sales decreased $2.0 million to $28.4 million in 2014 compared to $30.4 million in 2013. Printing cost of sales as a percentage of printing sales increased to 75.9% as a percent of printing sales in 2014 from 71.2% in 2013. The dollar decrease in printing cost of sales was attributable to the decrease in printing sales. As a percentage of printing sales the increase is due to lower sales while maintaining a similar level of overhead which is allocated to cost of sales, competitive effects on rate of sales, and cost increases of raw materials, particularly paper.

Office products and office furniture cost of sales decreased $1.8 million to $19.2 million in 2014 from $21.0 million in 2013. The decrease in office products and office furniture cost of sales is primarily attributable to lower office furniture sales followed by office product related sales. Office products and office furniture cost of sales as a percent of office products and office furniture sales increased in 2014 from 71.0% in 2013 to 73.4% in 2014. The increase in costs as a percentage of sales for our office products and furniture segment is due to higher costs as a percentage of sales of office furniture. Given that the largest portion of our furniture sales are from our Capitol Business Interiors division, and the specialized nature of its operations, relatively small fluctuations may occur from year to year.

Operating Expenses and Income

Selling, general and administrative (“S,G&A”) expenses decreased $3.7 million to $16.2 million in 2014 from $19.9 million in 2013. S,G&A as a percentage of net sales represented 25.5% and 27.5% of sales in 2014 and 2013, respectively. The decrease in SG&A in dollars and as a percentage of sales was primarily reflective of lower professional fees incurred by the Company associated with various credit actions and restructuring plans when compared to 2013.

Segment Operating (Loss) Income
The printing segment reported an operating loss of $(0.4) million for 2014 and $(2.2) million in 2013. The decrease in operating loss was primarily attributable to a $2.2 million pre-tax goodwill impairment charge taken in 2013.

The office products and office furniture segment reported operating profits of $0.1 million, in 2014, compared to $1.0 million, in 2013. This decrease is primarily the result of lower gross profit contribution on reduced sales partially offset by lower selling, general, and administrative expenses. The sales reductions were primarily associated with furniture sales followed by office products related sales.

Other Income (Expense)

Other income (expense) decreased approximately $7.7 million from income of $6.8 million in 2013 to an expense of $(0.9) million in 2014. This is primarily due to a pre-tax gain on debt forgiveness in the fourth quarter of 2013 of $11.1 million resulting from the terms of the October 2013 Credit Agreement.

Interest expense decreased approximately $3.1 million primarily due to lower total debt as well as reduced fees and debt discount amortization when compared to 2013.

Income Taxes

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence was the cumulative loss incurred over the four-year period ended October 31, 2014 and over an eight-year period ended October 31, 2014. However, when these losses are adjusted for certain aberrations, rather than continuing conditions, the Company is able to represent that cumulative losses are not present in either the four year look back period or the eight year look back period.

The Company excluded debt cancellation from cancellation of debt income (“CODI”) from the income tax liability in 2013 in accordance with applicable Internal Revenue Service guidelines regarding insolvency where the amount of debt cancellation excluded from gross ordinary income is applied to attribute reductions. The insolvency calculation is based on IRS guidelines associated with liabilities in excess of the fair market value of assets immediately prior to the debt cancellation. The attribute reductions are ordered and reduce net operating losses, various credits, capital losses, and asset basis among other attribute reductions if applicable and necessary. As a result of the CODI exception provided in Internal Revenue Code Section 108 the Company reduced its net operating losses, applicable credits and asset basis in accordance with the applicable ordering rules.

In 2014, as a result of the attribute reductions to exclude the Company’s CODI from taxable income in 2013, the company incurred $6.4 million of attribute recapture income for tax purposes. As such, the Company used net operating loss carry forwards to offset this attribute recapture income. A decrease in the Company’s deferred tax asset valuation allowance in a like amount of the tax liability arising from the Company's taxable income was used to offset any income tax liability.

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

The Company’s effective tax rate for continuing operations for 2014 was 0.0% compared to a benefit of 1.9% in 2013 and an expense of (407.5)% for 2012. The primary difference in tax rates between 2013 and 2012 and for 2012 between the effective tax rate and the statutory tax rate is a result of the valuation allowance taken against our deferred tax assets in the second quarter of 2012 in the amount of $15.2 million and a valuation allowance increase of an incremental $0.8 million in the third and four5.0th quarters of 2012. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets. The Company recorded a tax benefit from continuing operations in 2013 resulting from the application of certain provisions of ASC 740 regarding implications of intra-period tax allocations for discontinued operations to maintain financial statement neutrality and to recognize the tax components between continuing operations and discontinued operations on a discrete basis.

The Company did not pay or was not refunded any income taxes for the years ended October 31, 2014, 2013 or 2012. See Note 5 to the Consolidated Financial Statements for more information on income taxes.

Net (Loss) Income (Continuing Operations)

For the reasons set forth above, the Company recorded a net (loss) from continuing operations of $(1.1) million in 2014 compared to net income from continuing operations of $5.6 million in 2013.

Discontinued Operations

The Company did not have any results from discontinued operations for the twelve month period ended October 31, 2014. For information on results of discontinued operations for 2013, see the following sections comparing 2013 operations to 2012.

Year Ended October 31, 2013 Compared to Year Ended October 31, 2012

Revenues

Consolidated net revenues were $72.3 million for the year ended October 31, 2013 compared to $87.2 million in the prior fiscal year. This change represents a decrease in revenues of approximately $14.8 million. Printing revenues decreased by $9.5 million from $52.2 million in 2012 to $42.7 million in 2013. Office products and office furniture revenue decreased $5.3 million or 15.2% from $35.0 million in 2012 to $29.7 million in 2013. The printing revenue reduction was reflective of decreases at the Company's Merten division in Cincinnati, Ohio. This resulted as part of the Company's restructuring efforts in the third quarter of 2012. The Company also had revenue decreases within its West Virginia, Kentucky, and Louisiana operations related primarily to softness in the West Virginia market, certain customer specific turnover, sales and other personnel turnover prompted in part by various restructuring actions required by the Former Secured Lenders and general market conditions. The decrease in revenues for the office products and office furniture segment was primarily attributable to lower office furniture sales and office product related sales. The reductions mirrored, in part, the reasons for the sales reductions in the printing segment excluding the impact of Merten.

The Company was notified by the State of West Virginia on May 31, 2013 that it was cancelling the Company's state contract for office furniture, panel systems, chairs, etc. effective July 1, 2013. This was due, the Company believes, as part of an overall review of all secondary bid contracts within the state and was not a specific action against the Company and was related to numerous product categories and services. West Virginia is currently in the process of studying purchasing regulations and may have future modifications in future periods. The secondary bid process has historically allowed state agencies to buy products and services quickly, bypassing formal and comprehensive competitive bid purchasing protocols. This change does not preclude the Company from selling office furniture to state agencies.

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

Operating Expenses and Income

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

The Company also incurred asset impairment charges in 2012 in the printing segment from property, plant and equipment. The 2012 charges were associated with certain long-lived assets held for sale at the Merten Company in Cincinnati, Ohio. The Company recorded an impairment charge in 2012 of $309,000 associated with this equipment. The Company incurred in 2012, $48,000 of severance and other employee related costs at the Merten Company and in 2013 occupancy and equipment related costs of approximately $44,000 associated with Merten.

Segment Operating Income (loss)

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

Income Taxes

The Company excluded debt cancellation from cancellation of debt income (“CODI”) from the income tax liability in 2013 in accordance with applicable Internal Revenue Service guidelines regarding insolvency where the amount of debt cancellation excluded from gross ordinary income is applied to attribute reductions. The insolvency calculation is based on IRS guidelines associated with liabilities in excess of the fair market value of assets immediately prior to the debt cancellation. The attribute reductions are ordered and reduce net operating losses, various credits, capital losses, and asset basis among other attribute reductions if applicable and necessary. As a result of the CODI exception provided in Internal Revenue Code Section 108 the Company reduced its net operating losses, applicable credits and asset basis in accordance with the applicable ordering rules.

In 2014, as a result of the attribute reductions to exclude the Company’s CODI from taxable income in 2013, the company incurred $6.4 million of attribute recapture income for tax purposes. As such, the Company used net operating loss carry forwards to offset attribute recapture income. A decrease in the Company’s deferred tax asset valuation allowance in a like amount of the tax liability arising from this taxable income was used to offset the income tax liability arising from the recapture income.

The Company’s effective tax rate for continuing operations for 2014 was 0.0% compared to a benefit of 1.9% in 2013 and an expense of (407.5)% for 2012. The primary difference in tax rates between 2013 and 2012 and for 2012 between the effective tax rate and the statutory tax rate is a result of the valuation allowance taken against our deferred tax assets in the second quarter of 2012 in the amount of $15.2 million and a valuation allowance increase of an incremental $0.8 million in the third and fourth quarters of 2012. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets. The Company recorded a tax benefit from continuing operations in 2013 resulting from the application of certain provisions of ASC 740 regarding implications of intra-period tax allocations for discontinued operations to maintain financial statement neutrality and to recognize the tax components between continuing operations and discontinued operations on a discrete basis.

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

As a result of the sale of the CGC division, the Company received from Safeguard $3,100,000 in cash at closing with an additional $650,000 paid in the fourth quarter of 2012 resulting from a final settlement of working capital and a hold back amount of $400,000 retained at closing resulting from Safeguard’s verification of the accuracy of seller's representations in the sale agreement, among other conditions. The Company does not believe there will be any further post-closing adjustments and costs associated with the sale of CGC to Safeguard. Discontinued operations results are reflective of results previously included as part of the printing segment and the newspaper segment.

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

Prior to the October 2013 Credit Agreement the Company operated under the provisions of the May 2013 Forbearance Agreement effective May 31, 2013 which expired September 30, 2013 as amended August 28, 2013. The May 2013 Forbearance Agreement required the Company to achieve a multitude of targeted goals and covenants to remain in compliance. Many of these requirements were beyond the control of the Company although at the date of the agreement, the Company determined there was at least a reasonable possibility of achieving compliance through the September 30, 2013 contractual maturity date. The Company was also required, under the terms of the May 2013 Forbearance Agreement, to comply with financial covenants, which are non-GAAP financial measures. Prior to the October 2013 Credit Agreement and primarily as a result of the credit situation with the Previous Secured Lenders there was significant uncertainty about our ability to operate as a going concern. In recent years, the Company operated for extended periods both in default and under forbearance agreements as it navigated its way through the continued challenges and residual effects of the global economic crisis. The Company believes that there has been a fundamental shift in the way in which financial institutions, in general, evaluate cash flow credits and that the amount of leverage in which the financial institutions are willing to lend has decreased generally over the last several years. In addition, two of the Company’s operating segments, specifically the printing segment and newspaper segment (now classified as a discontinued operation), have declined both internally and on a macro basis both during the recession and post-recession. Therefore, even though the Company had reduced its borrowings in accordance with contractually scheduled amortizations, the Previous Secured Lenders had expressed a desire to have lower leverage associated with various earnings measures related to funded indebtedness. The end result of these actions was the Company was impacted operationally and financially by the numerous actions required in part as a result of the numerous Credit and Forbearance Agreements with the Previous Secured Lenders. These actions strained resources operationally and financially including trade vendor challenges. Therefore, three primary dynamics have faced the Company: lower earnings, two operating segments that have faced secular hurdles and what the Company believes to be a changed credit culture regarding cash flow type loans and the residual impact of the Previous Secured Lender credit requirements on our current operations.

The Company has focused its efforts operationally after an extended period of challenges with the Previous Secured Lenders. During 2014 the Company was able to reestablish its relationships with its vendors and has standard industry credit terms with all of its significant vendors. The Company’s cash flow statement for the twelve months ended October 31, 2014 reports cash flow (used in) continuing operations of $(0.6) million. Accounts payable decreased $2.4 million during 2014. This, principally, was the use of the Company’s cash in 2014 and was the effort of Management to ensure the Company succeeded in its goal of shoring up trade credit.

The Company's October 2013 Credit Agreement expires April 1, 2015. At that time the Company will be required to repay $9.6 million to its Secured Lender. Currently, the Company’s Management is seeking opportunities for longer term financing from a traditional financial institution and will use these funds to repay its outstanding debt to its current Secured Lender.

Considering the prior conditions under which the Company was operating, in addition to the industry and economic challenges over the last several years, the Company’s Management felt that sufficient time would be necessary to see the results of its efforts to stabilize operations and reverse declining revenue and operating loss trends before seeking longer-term financing.

In addition to a significant improvement in trade credibility, the Company was profitable for the fourth quarter of 2014 generating income from operations of $0.6 million on revenues of $17.7 million. This is compared to income from operations for the fourth quarter of 2013 of $0.6 million on revenues of $18.1 million. Net income for the fourth quarter of 2014 was $0.3 million compared to $11.2 million for the fourth quarter ended October 31, 2013. In the fourth quarter of 2013, the Company recognized an $11.1 million gain on debt forgiveness. The revenue decrease for the fourth quarter of 2014 was approximately 1.9% compared to 12.2% for the year when compared to the same periods in 2013. Over the course of fiscal 2014, compared to fiscal 2013, the Company saw revenue decreases of 15.8%, 16.7%, 14.3%, and 1.9% for the first, second, third, and fourth quarters, respectively. Revenue decreases in fiscal 2013 compared to fiscal 2012 were 17.0%. We believe this indicates that revenue declines are leveling off.

Given the information discussed herein, as well as the Company’s unaudited results for the two months ended thus far in fiscal 2015 when compared to fiscal 2014, Marshall T. Reynolds’ extensive fifty year experience of managing a portfolio of businesses and personal guaranty of the Company’s debt, the Company’s timely payments of its monthly debt obligation, and its relationship with its current Secured Lender, the Company believes it will be able to secure refinancing or an alternative source of funds to meet its maturing debt obligation.

 The Company still faces liquidity related challenges for fiscal 2015 and beyond. These liquidity factors include:

· Continual management of our receipts and disbursements to improve and maintain days sales outstanding for trade receivables and days outstanding for trade payables.
· Carefully monitor capital expenditures to assure cash flow is maximized.
· Funding necessary capital expenditures to assure the Company remains competitive and positions itself for operations beyond one year.
· The potential for our interest costs and other credit related expenses to exceed our ability to generate sufficient cash to meet other obligations including scheduled principal amortization payments to secured lenders.
· Operating the company on a working capital basis without a revolving line of credit.

As of October 31, 2014, the Company had a $0.8 million book cash balance, compared with October 31, 2013 when the Company had a $1.4 million book cash balance. The working capital deficit as of October 31, 2014 was $(5.9) million compared to working capital of $5.7 million at October 31, 2013. The working capital deficit at October 31, 2014 was primarily associated with contractual maturities of debt.

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

The Company reviewed applicable GAAP and determined that extinguishment accounting should be applied in relation to the October 2013 Credit Agreement.

As of October 31, 2014 the Company had contractual obligations in the form of leases and debt as follows:

Payments Due by Fiscal Year
Contractual Obligations	2015	2016	2017	2018	2019	Residual	Total

Non-cancelable operating leases	$442,560	$427,348	$367,939	$278,632	$174,088	$21,000	$1,711,567

Term debt	10,947,218	128,690	-	-	-	-	11,075,908

Capital lease obligations	14,931	15,853	12,528	-	-	-	43,312

Debt discounts	(138,520)	-	-	-	-	-	(138,520)

Notes payable - related party	2,500,000	-	-	-	-	-	2,500,000

	$13,766,189	$571,891	380,467	$278,632	$174,088	$21,000	$15,192,267

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

Cash Flows from Operating Activities (continuing operations)

Cash flows from operating activities for the years ended October 31, 2014, 2013, and 2012 were $(0.6) million, $6.0 million, and $3.8 million. The decrease in cash flows from operating activities for fiscal 2014 compared to 2013, and also for fiscal 2013 compared to 2012, was primarily associated with timing changes in assets and liabilities.

Cash Flows from Investing Activities (continuing operations)

Cash (used in) provided by investing activities were $(0.3) million, $0.5 million, and $(0.4) million for the years ended October 31, 2014, 2013 and 2012. Cash flows used in investing activities decreased in 2014 from 2013 due to a decrease in proceeds from the sale of assets that was partially offset by higher purchases of property and equipment. The increase in cash flows from investing activities in 2013 compared to 2012 was primarily related to net proceeds from the sale of substantially all of the property and equipment of Merten.

Cash Flows from Financing Activities (continuing operations)

Net cash flows used in financing activities for the years ended October 31, 2014, 2013 and 2012 were $0.2 million, $(7.2) million, and $(5.6) million. During 2014, the Company borrowed funds on a short-term basis to fund certain large jobs for its Capitol Business division. In total three jobs were funded in the amount of $2.1 million between May 2014 and October 2014. These borrowings were secured by the specific receivables associated with the jobs. These funds were typically borrowed on 90 or 120 day terms and were repaid along with interest upon collection of the specific receivables. At October 31, 2014, $750,000, associated with one job billed in October, was outstanding. This $750,000 was repaid in December 2014 upon collection of the specific receivable associated with the job. In addition, in 2014, the Company borrowed funds to purchase vehicles used in its operations and for its sales force. These sources of funds were offset by principal payments of $600,000 on the Company’s debt to Big 4 as well as payments for the previously discussed short-term borrowings and borrowings for vehicles. In 2013 and 2012, the primary use of cash was for term debt payments for syndicated debt to the Previous Secured Lenders. The remaining activity in 2013 and 2012 was associated with various fees incurred for credit related agreements and in, 2012 for changes in negative book cash balances. In 2012, the Company also paid down syndicated term debt with proceeds of $2.5 million from issuing subordinated debt to a related party.

The Company's indebtedness also decreased in 2013 due to debt forgiveness of approximately $9.9 million, which is included as a component of operating activities inclusive of forgiveness of interest and accrued deferred fee aggregating $11.1 million (aggregate total inclusive of interest and accrued deferred fee).

Cash Flows from Discontinued Operations

The Company has reported cash flows from discontinued operations as discrete single items of operating, investing and financing activities.

Net cash provided by operating activities of discontinued operations were $0.1 million, $0.4 million, and $4.2 million in 2014, 2013, and 2012.

Net cash provided by (used in) investing activities of discontinued operations were $0.0 million, $11.0 million, and $3.6 million in 2014, 2013, and 2012. In 2012, the Company sold its CGC operating division for $3,750,000, the proceeds of which were used to pay debt. In 2013, the Company sold Blue Ridge Printing, Donihe and the Herald-Dispatch for proceeds net of selling costs and certain other expenses of approximately $11.0 million. Blue Ridge Printing was sold to investors that included the current division manager Bruce Fowler and the son of director Glenn W. Wilcox. The Herald-Dispatch was sold to an entity which included as an investor Mr. Douglas Reynolds, son of Chairman & CEO Marshall T. Reynolds.

Net cash used in financing activities of discontinued operations were $0.0 million, $(11.1) million, and $(3.8) million for 2014, 2013, and 2012. The net cash used in financing activities represented debt payments from the sale of CGC in 2012 and the debt payments from the sales related to Donihe, Blue Ridge and The Herald-Dispatch in 2013. The various asset sales were requirements of the Previous Secured Lenders with the resulting impact being anticipated reductions in future cash flow from operations offset by improved cash flow metrics related to investing and financing activities coupled with the 2013 benefit from debt forgiveness.

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

Historically, the Company has experienced a greater portion of its profitability in the second and fourth quarters than in the first and third quarters. The second quarter generally reflects increased orders for printing of corporate annual reports and proxy statements. A post-Labor Day increase in demand for printing services and office products coincides with the Company’s fourth quarter. The global economic crisis as well as other macro-economic factors and customer demand has impacted this general trend in recent years. The Company is unable to predict if this trend has fundamentally shifted until such time a continued period of economic stability is present.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. As permitted, The Company adopted the new guidance as of its fiscal year ended October 31, 2014. This new guidance did not impact our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures to the extent applicable.

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
Justin T. Evans
Senior Vice President and Chief Financial Officer

PART III

ITEM 10 - DIRECTORS,  EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to the directors and corporate governance of the Company is contained under the captions “Election of Directors”, “Meetings, Committees and Attendance”, “Section 16a Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement, expected to be dated February 12, 2015, with respect to the Annual Meeting of Shareholders to be held on March 16, 2015, which will be filed pursuant to Regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference. Certain information concerning executive officers of the Company appears in “EXECUTIVE OFFICERS OF CHAMPION” at Part I of this report.

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this Item is contained under the captions "Executive Compensation" including "Compensation Discussion and Analysis", "Compensation Committee Report", "Summary Compensation Table", "Outstanding Equity Awards at Fiscal Year End" and "Director Compensation" in the Company’s definitive Proxy Statement, expected to be dated February 12, 2015, with respect to the Annual Meeting of Shareholders to be held on March 16, 2015, which will be filed pursuant to Regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item is contained under the captions “Equity Compensation Plan Information” and “Ownership of Shares” in the Company’s definitive Proxy Statement, expected to be dated February 12, 2015, with respect to the Annual Meeting of Shareholders to be held on March 16, 2015, which will be filed pursuant to Regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item is contained under the captions “Transactions with Directors, Officers and Principal Shareholders” and "Meetings, Committees and Attendance" in the Company’s definitive Proxy Statement, expected to be dated February 12, 2015, with respect to the Annual Meeting of Shareholders to be held on March 16, 2015, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is contained under the caption “Independent Auditors” in the Company’s definitive Proxy Statement, expected to be dated February 12, 2015, with respect to the Annual Meeting of Shareholders to be held on March 16, 2015, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

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

(21)	Subsidiaries of the Registrant	Exhibit 21	Page Exhibit 21-p1

(23.1)	Consent of Arnett Carbis Toothman LLP	Exhibit 23.1	Page Exhibit 23.1-p1

(31.1)	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Marshall T. Reynolds	Exhibit 31.1	Page Exhibit 31.1-p1

(31.2)	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Justin T. Evans	Exhibit 31.2	Page Exhibit 31.2-p1

(32)	Marshall T. Reynolds and Justin T. Evans Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002	Exhibit 32	Page Exhibit 32-p1

(b)  Exhibits - Exhibits are filed as a separate section of this report.

(c)  Financial Statement Schedules - Filed as separate section on page F-48.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Champion Industries, Inc.

By /s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

By /s/ Justin T. Evans
Justin T. Evans
Senior Vice President and Chief Financial Officer

Date: January 29, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE AND TITLE	DATE

/s/ Gregory D. Adkins	January 29, 2015
Gregory D. Adkins, Controller

/s/ Louis J. Akers	January 29, 2015
Louis J. Akers, Director

/s/ Philip E. Cline	January 29, 2015
Philip E. Cline, Director

/s/ Justin T. Evans	January 29, 2015
Justin T. Evans, Senior Vice President and Chief Financial Officer

/s/ Harley F. Mooney, Jr.	January 29, 2015
Harley F. Mooney, Jr., Director

/s/ A. Michael Perry	January 29, 2015
A. Michael Perry, Director

/s/ Marshall T. Reynolds	January 29, 2015
Marshall T. Reynolds, Director, Chairman of the Board and Chief Executive Officer

/s/ Neal W. Scaggs	January 29, 2015
Neal W. Scaggs, Director

/s/ Glenn W. Wilcox, Sr.	January 29, 2015
Glenn W. Wilcox, Sr., Director

Champion Industries, Inc.

Audited Consolidated Financial Statements and Schedule

October 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Shareholders
Champion Industries, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Champion Industries, Inc. and Subsidiaries (the “Company”) as of October 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended October 31, 2014.  Our audits also included the financial statement schedule in the index on page F-48 as required for Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when consolidated in relation to the basic consolidated financial statements taken as a whole, presents fairly in material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company as of October 31, 2014 has $12,697,000 in debt obligations due in 2015.  The Company is currently pursuing a longer term financing solution with its lenders.  Management’s plans concerning these matters are more fully discussed in Note 3 to the consolidated financial statements.

ARNETT CARBIS TOOTHMAN LLP

Charleston, West Virginia
January 29, 2014

101 Washington Street East │P.O. Box 2629
Charleston, WV 25301
304.346.0441 │ 800.642.2601

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	October 31,
	2014	2013
Current assets:
Cash and cash equivalents	$818,438	$1,428,542
Accounts receivable, net of allowance of $688,000 and $973,000	9,512,731	9,612,826
Inventories	3,969,992	4,884,579
Other current assets	226,307	423,441
Current portion assets held for sale/discontinued operations (Note 11)	256,832	493,304
Total current assets	14,784,300	16,842,692

Property and equipment, at cost:
Land	1,254,195	1,254,195
Buildings and improvements	4,923,113	4,988,229
Machinery and equipment	33,297,081	34,334,909
Equipment under capital lease	72,528	72,528
Furniture and fixtures	3,639,966	3,654,353
Vehicles	2,488,981	2,526,038
	45,675,864	46,830,252
Less accumulated depreciation	(38,991,652)	(38,961,412)
	6,684,212	7,868,840

Goodwill	1,230,485	1,230,485
Deferred financing costs	69,644	218,824
Other intangibles, net of accumulated amortization	1,179,943	1,308,249
Other assets	59,809	61,532
	2,539,881	2,819,090
Total assets	$24,008,393	$27,530,622

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	October 31,
	2014	2013
Current liabilities:
Accounts payable	$4,518,634	$6,925,532
Accrued payroll and commissions	583,529	767,638
Taxes accrued and withheld	666,166	745,658
Accrued expenses	1,553,978	1,785,035
Current portion liabilities held for sale/discontinued operations (Note 3 and Note 11)	-	315
Debt discount (Note 3)	(138,520)	-
Notes payable (Note 3)	10,947,218	902,565
Notes payable - related party (Note 3)	2,500,000	-
Capital lease obligations (Note 3)	14,931	13,817
Total current liabilities	20,645,936	11,140,560

Long-term debt, net of current portion:
Notes payable (Note 3)	128,690	9,494,727
Notes payable - related party (Note 3)	-	2,500,000
Debt discount (Note 3)	-	(477,387)
Capital lease obligations (Note 3)	28,381	42,563
Long-term portion liability held for sale/discontinued operations (Note 3 and Note 11)	-	492,989
Other liabilities	-	150
Total liabilities	20,803,007	23,193,602

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 Class A voting shares authorized; 11,299,528 shares issued and outstanding	11,299,528	11,299,528
Common Stock, Class B nonvoting stock, $1 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Additional paid-in capital	24,279,179	24,279,179
Retained deficit	(32,373,321)	(31,241,687)
Total shareholders’ equity	3,205,386	4,337,020
Total liabilities and shareholders’ equity	$24,008,393	$27,530,622

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended October 31,
	2014	2013	2012
			(Restated)
Revenues:
Printing	$37,377,484	$42,669,468	$52,174,544
Office products and office furniture	26,144,856	29,653,707	34,975,487
Total revenues	63,522,340	72,323,175	87,150,031

Cost of sales:
Printing	28,365,876	30,372,770	37,810,157
Office products and office furniture	19,197,494	21,043,755	24,935,766
Total cost of sales	47,563,370	51,416,525	62,745,923

Gross profit	15,958,970	20,906,650	24,404,108

Selling, general and administrative expenses	16,213,220	19,910,369	23,742,296
Asset impairments/restructuring charges	-	2,270,685	357,172
(Loss) income from operations	(254,250)	(1,274,404)	304,640

Other (expense) income:
Interest expense - related party	(82,378)	(82,378)	(57,733)
Interest expense	(1,056,019)	(4,202,774)	(3,111,845)
Gain on debt forgiveness	-	11,118,069	-
Other	261,013	(32,207)	(13,118)
	(877,384)	6,800,710	(3,182,696)
(Loss) income from continuing operations before income taxes	(1,131,634)	5,526,306	(2,878,056)
Income tax benefit (expense)	-	105,146	(11,727,095)
Net (loss) income from continuing operations	(1,131,634)	5,631,452	(14,605,151)
Net income (loss) from discontinued operations	-	82,942	(8,712,624)
Net (loss) income	$(1,131,634)	$5,714,394	$(23,317,775)

(Loss) earnings per share:
Basic (loss) income from continuing operations	$(0.10)	$0.50	$(1.29)
Basic income (loss) from discontinued operations	-	0.01	(0.77)
Total basic (loss) earnings per common share	$(0.10)	$0.51	$(2.06)

Diluted (loss) income from continuing operations	$(0.10)	$0.35	$(1.29)
Diluted income (loss) from discontinued operations	-	0.01	(0.77)
Total diluted (loss) earnings per common share	$(0.10)	$0.36	$(2.06)

Weighted average shares outstanding:
Basic	11,300,000	11,300,000	11,300,000
Diluted	11,300,000	16,114,000	11,300,000

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficit)

			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income	Total
Balance, October 31, 2011	11,299,528	$11,299,528	$23,267,024	$(13,638,306)	$-	$20,928,246

Comprehensive (loss):
Net (loss) for 2012	-	-	-	(23,317,775)	-	(23,317,775)
Total comprehensive loss	-	-	-	(23,317,775)	-	(23,317,775)
Stock warrants	-	-	1,012,155	-	-	1,012,155
Balance, October 31, 2012 (Restated)	11,299,528	$11,299,528	$24,279,179	$(36,956,081)	$-	$(1,377,374)

Comprehensive income:
Net income for 2013	-	-	-	5,714,394	-	5,714,394
Total comprehensive income	-	-	-	5,714,394	-	5,714,394
Balance, October 31, 2013	11,299,528	$11,299,528	$24,279,179	$(31,241,687)	$-	$4,337,020

Comprehensive (loss):
Net (loss) for 2014	-	-	-	(1,131,634)	-	(1,131,634)
Total comprehensive (loss)	-	-	-	(1,131,634)	-	(1,131,634)
Balance, October 31, 2014	11,299,528	$11,299,528	$24,279,179	$(32,373,321)	$-	$3,205,386

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended October 31,
	2014	2013	2012
			(Restated)
Cash flows from operating activities:
Net (loss) income	$(1,131,634)	$5,714,394	$(23,317,775)
Net income (loss) from discontinued operations	-	82,942	(8,712,624)
Net (loss) income from continuing operations	(1,131,634)	5,631,452	(14,605,151)

Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	1,930,507	2,169,014	2,562,702
(Gain) loss on sale of assets	(246,794)	33,569	51,506
Allowance for doubtful accounts	(64,406)	143,989	646,670
Gain on debt forgiveness	-	(11,118,069)	-
Deferred financing costs / debt discount	495,578	1,645,201	571,790
Accrued deferred fee	-	986,641	-
Deferred income tax	-	-	11,758,267
Restructuring charges	-	43,848	48,038
Goodwill impairment	-	2,226,837	-
Asset impairment	-	-	309,134
Changes in assets and liabilities:
Accounts receivable	164,502	472,747	2,259,635
Inventories	914,587	880,224	1,190,754
Other current assets	197,134	(53,338)	230,995
Accounts payable	(2,406,899)	3,758,141	(540,216)
Accrued payroll and commissions	(184,109)	(256,189)	(138,955)
Taxes accrued and withheld	(79,492)	(88,311)	(113,071)
Accrued income taxes	-	-	9,293
Accrued expenses	(231,057)	(478,818)	(441,113)
Other liabilities	(150)	(1,800)	(1,800)
Net cash (used in) provided by operating activities continuing operations	(642,233)	5,995,138	3,798,478
Net cash provided by operating activities discontinued operations	123,916	371,183	4,212,636
	(518,317)	6,366,321	8,011,114

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

	Year Ended October 31,
	2014	2013	2012

Cash flows from investing activities:
Purchase of property and equipment	(761,367)	(544,643)	(697,196)
Proceeds from sale of fixed assets	502,829	170,348	306,548
Proceeds from assets held for sale	-	816,667	-
Change in other assets	(5,807)	13,584	(52,810)
Net cash (used in) provided by investing activities continuing operations	(264,345)	455,956	(443,458)
Net cash provided by investing activities discontinued operations	-	11,001,864	3,622,023
	(264,345)	11,457,820	3,178,565
Cash flows from financing activities:
Borrowings on line of credit	-	20,465,448	17,777,004
Payments on line of credit	-	(20,157,278)	(17,777,004)
Proceeds from term debt	2,537,042	393,497	996,459
Principal payments on term debt	(2,364,484)	(7,660,466)	(4,973,837)
Financing costs incurred	-	(229,189)	(341,531)
Change in negative book cash	-	-	(1,153,931)
Forbearance fees	-	-	(122,042)
Net cash provided by (used in) financing activities continuing operations	172,558	(7,187,988)	(5,594,882)
Net cash used in financing activities discontinued operations	-	(11,052,408)	(3,750,000)
	172,558	(18,240,396)	(9,344,882)
Net (decrease) increase in cash and cash equivalents	(610,104)	(416,255)	1,844,797
Cash and cash equivalents at beginning of year	1,428,542	1,844,797	-
Cash and cash equivalents at end of year	$818,438	$1,428,542	$1,844,797

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

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

The Company encounters risks associated with sales and the collection of the associated accounts receivable. As such, the Company records a provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate provision, the Company primarily utilizes a historical rate of accounts receivable written off as a percentage of total revenue. The historical rate is updated periodically based on events that may change the rate such as a significant increase or decrease in collection performance and timing of payments as well as the calculated total exposure in relation to the allowance. Periodically, the Company compares the identified credit risks with the allowance that has been established using historical experience and adjusts the allowance accordingly.

During 2014 the Company recorded a net recovery of $64,406 compared to bad debt expense for 2013 and 2012 of $143,989, and $646,670, respectively. The net recovery in 2014 was due to a $0.2 million change in estimate that was partially offset by bad debt expenses recorded for the year. The allowance for doubtful accounts was $687,844, $972,778, and $1,012,894, as of October 31, 2014, 2013 and 2012. The actual write-offs for the periods were $220,528, $184,105, and $172,889, during 2014, 2013 and 2012. The actual write-offs occur when it is determined an account will not be collected. General economic conditions and specific geographic and customer concerns are major factors that may affect the adequacy of the allowance and may result in a change in the annual bad debt expense.

For the twelve month period ended October 31, 2014, the Company had one customer that made up approximately 10.7% of its consolidated revenues and 11.7% of its accounts receivable. This customer is a publicly traded Fortune 500 company that we believe to be in good financial condition and that will remain so for the foreseeable future. The loss of this customer would have a material impact on the Company’s operations. Otherwise, no single customer contributed more than 3.2% of the Company’s consolidated revenues for fiscal 2014. During the fiscal years ended October 31, 2013, and 2012, no single customer accounted for more than 9.0% of the Company’s total revenues or 9.1% of its accounts receivable. Due to the project-oriented nature of customers' printing and furniture requirements, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects. The Company's ten largest accounts receivable balances represented 32.1% and 30.2% of gross outstanding accounts receivable at October 31, 2014 and 2013, respectively.

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

Major renewals, betterments and replacements are capitalized while maintenance and repair costs are charged to operations as incurred. Upon the sale or disposition of assets, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in income. Depreciation expense and amortization of leasehold improvements and equipment under capital leases from continuing operations approximated $1,931,507, $2,169,014, and $2,562,702 for the years ended October 31, 2014, 2013, and 2012 and is reflected as a component of cost of sales and selling, general and administrative expenses.

Long-lived property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation includes the review of operating performance and estimated future undiscounted cash flows of the underlying assets or businesses.

Goodwill

Goodwill is tested for impairment using a fair-value approach on an annual basis typically for the Company during the fourth quarter of each year. Goodwill is also tested between annual tests if indicators of potential impairment exist.

Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. The Company considers qualitative and quantitative information in its assessment of goodwill. The first step of the quantitative assessment is a screen for potential impairment and the second step, if required, measures the amount of the impairment. The Company performs an annual impairment in the fourth quarter and in 2013 performed an interim test for goodwill at the printing segment. The Company recorded charges associated with Goodwill in 2013 as further disclosed in Note 10 to the Consolidated Financial Statements.

Intangible Assets

The intangible assets are amortized using the straight-line method over their estimated benefit period, in our case 5-20 years. The fair values of these intangible assets are estimated based on management's assessment as well as independent third party appraisals in some cases.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended October 31, 2014, 2013, and 2012 approximated $349,000, $336,000, and $487,000.

Income Taxes

Provisions for income taxes currently payable and deferred income taxes are based on the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. See Note 5 for more information on income taxes.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options and warrants. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants using the treasury stock method. There was no dilutive effect in fiscal  2014 and 2012. The dilutive effect in 2013, related to outstanding warrants, was 4,814,000 shares.

Segment Information

The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company’s operating segments are more fully described in Note 8.

Revenue Recognition

Revenues are recognized when products are shipped or ownership is transferred and when services are rendered to customers. The Company acts as a principal party in sales transactions, assumes title to products and assumes the risks and rewards of ownership including risk of loss for collection, delivery or returns. The Company typically recognizes revenue for the majority of its products upon shipment to the customer and transfer of title. Under agreements with certain customers, custom forms may be stored by the Company for future delivery. In these situations, the Company may receive a logistics and warehouse management fee for the services provided. In these cases, delivery and bill schedules are outlined with the customer and product revenue is recognized when manufacturing is complete and the product is received into the warehouse, title transfers to the customer, the order is invoiced and there is reasonable assurance of collectability. Since the majority of products are customized, product returns are not significant. Therefore, the Company records sales on a gross basis. Advertising revenues are recognized, net of agency commissions, in the period when advertising is printed or placed on websites for the former newspaper segment (reflected as discontinued operations). Circulation revenues are recognized when purchased newspapers are distributed (reflected as discontinued operations). Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to government authorities. The costs of delivering finished goods to customers are recorded as shipping and handling costs and included in cost of sales of the printing segment and in cost of sales and operating costs, of the former newspaper segment (reflected as discontinued operations). The office products and office furniture shipping and handling costs were approximately $0.5 million for 2014, 2013, and 2012 and are recorded as a component of selling, general, and administrative costs.

Accounting for Costs Associated with Exit or Disposal Activities

 A liability for a cost associated with an exit or disposal activity is measured initially at its fair value in the period in which the liability is incurred.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Accounting for Stock-Based Compensation

Before the adoption of the current applicable accounting standards, the Company had elected to follow the intrinsic value method in accounting for its employee stock options. Accordingly, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense was recognized. There were no stock option grants in 2014, 2013 or 2012. Any future stock-based compensation will be measured at the grant date based on the fair value of the award and it would be recognized as an expense over the applicable vesting periods of the stock award using the straight line method.

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

Goodwill and other intangible assets are measured on a non-recurring basis using Level 3 inputs, as further discussed in Note 10.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Newly Issued Accounting Standards

Effective July 1, 2009, changes to the ASC are communicated through an ASU. As of December 31, 2014, the FASB has issued ASU’s 2009-01 through 2014-18. The Company reviewed each ASU and determined that they will not have a material impact on the Company’s financial position, results of operations or cash flows, other than related disclosures to the extent applicable.

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

In February 2013, the FASB issued ASU 2013-02 “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This amendment does not change the current requirements for reporting net income or other comprehensive income in Financial Statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. We adopted the new guidance beginning on November 1, 2013, and the adoption of the new guidance did not impact our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures to the extent applicable.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Recently Issued Accounting Standards

In April 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements: Topic Liquidation Basis of Accounting” (“ASU 2013-07”). ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. The Company adopted the new guidance beginning November 1, 2014. This did not have a material impact on its financial statements or disclosure.

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 provides that an unrecognized tax benefit, or portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use the deferred tax asset for such purpose then the unrecognized tax benefit should be presented as a liability. ASU 2013-11 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact the Company's financial statements or disclosures.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. As permitted, The Company adopted the new guidance as of its fiscal year ended October 31, 2014. This new guidance did not impact our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures to the extent applicable.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 2. Inventories

At the dates indicated, inventories consisted of the following:

	October 31,
	2014	2013
Printing:
Raw materials	$1,180,361	$1,375,675
Work in process	539,023	756,861
Finished goods	1,131,430	1,218,233
Office products and office furniture	1,119,178	1,533,810
	$3,969,992	$4,884,579

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 3. Debt

At the dates indicated, debt consisted of the following:

	October 31,
	2014	2013
Term Note A dated October 7, 2013, due in monthly installments of $50,000 plus interest payments equal to the prime rate of interest plus 2% maturing April 1, 2015, collateralized by substantially all of the assets of the Company	$9,850,000	$10,450,000
Installment notes payable to banks, due in monthly installments plus interest at rates approximating the bank’s prime rate or the prime rate subject to various floors maturing in various periods ranging from December 2013-October 2016, collateralized by equipment and vehicles.	475,908	440,281
Notes payable to shareholders. The shareholder note of $2.5 million plus all accrued interest was initially due in one balloon payment in September 2014 pursuant to Term Note A maturity adjusted to April 2015. Interest is equal to the prime rate.	2,500,000	2,500,000
Note payable to a bank, due February 2015, including interest accrued at 5.00%, collateralized by specific accounts receivable of the Company. (1)	750,000	-
Capital lease obligation for printing equipment at an imputed interest rate of 6.02% per annum	43,312	56,380
Unamortized debt discount	(138,520)	(477,387)
	13,480,700	12,969,274
Less current portion long-term debt	12,697,218	902,565
Less current portion obligation under capital lease	14,931	13,817
Less short-term debt	750,000	-
Less debt discount	(138,520)	-
Long-term debt, net of current portion and capital lease obligation	$157,071	$12,052,892

Continuing operations:
Long-term debt, net of current portion and revolving line credit	$128,690	$9,494,727
Long-term capital lease obligation	28,381	42,563
Current portion of long-term debt	10,197,218	902,565
Long-term notes payable to related party	-	2,500,000
Short-term notes payable to related party	2,500,000	-
Short-term debt	750,000	-
Current portion of capital lease obligation	14,931	13,817
Debt Discount	(138,520)	(477,387)
Total debt from continuing operations	13,480,700	12,476,285
Liabilities held for sale/discontinued operations - debt (Note 11)	-	492,989
Total indebtedness	$13,480,700	$12,969,274

(1) This short-term note was repaid in December 2014 upon collection of the specific account pledged as collateral.

Maturities of debt and capital lease obligations for each of the next five years beginning November 1, 2014 are as follows:

November 1, 2014 through October 31, 2015	$13,323,629
November 1, 2015 through October 31, 2016	144,543
November 1, 2016 through October 31, 2017	12,528
November 1, 2017 through October 31, 2018	-
November 1, 2018 through October 31, 2019	-
$13,480,700

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Effective October 7, 2013 the Company began operating under a Third Amended and Restated Credit Agreement (the “October 2013 Credit Agreement”) as further discussed herein. The following is a sequential summary of the various debt actions through 2014:

Debt 2014:

We have historically funded our working capital needs from operations, bank borrowings, and capital from shareholders.  Presently, our principal sources of liquidity are generated from our operations and loans from commercial banks and private companies. Our working capital requirements are influenced by the level of our operations, the volume of our sales, and the timing of accounts receivable collections.

Our long-term liquidity will depend on our ability to refinance our debts. The Company's October 2013 Credit Agreement expires April 1, 2015. At that time, the Company will be required to repay $9.6 million to its Secured Lender.  Management expects to be able to refinance all of its short term loans based on past experience, ability to generate sufficient cash flows from operations and the Company's credit history.  Currently, the Company is pursuing opportunities for longer term financing from a traditional financial institution and will use these funds to repay its outstanding debt to its current Secured Lender.  Our Chief Executive Officer, Marshall T. Reynolds, has also guaranteed the Company’s existing debt obligations.

Debt 2013:

The Company operated under the provisions of the Restated Credit Agreement until the event of default notice received on March 25, 2013. From that date the Company operated under an event of default pursuant to two default notifications defined herein.

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

Debt 2011

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

 Other debt provisions:

The prime rate was the primary interest rate on the above loans prior to September 14, 2007. After this date, the primary interest rate consisted primarily of LIBOR 30-day, 60-day and 90-day rates plus the applicable margin (effective with the Second Amendment, the primary interest rate was LIBOR 30-day and 60-day rates plus the applicable margin) (after the Restated Credit Agreement effective date, the primary interest rate was LIBOR plus the applicable margin). Concurrent with the October 2013 Credit Agreement the prime rate plus the applicable margin is the primary interest rate on the Company's indebtedness. Prime rate approximated 3.25% at October 31, 2014, 2013, and 2012 while the LIBOR rate approximated 0.16% at October 31, 2012 and the 30-day LIBOR rate approximated 0.24% at October 31, 2011. The Company had accrued interest of approximately $224,000 and $142,000 at October 31, 2014 and 2013 recorded as accrued expenses on the balance sheet. Deferred financing costs and debt discount are amortized under the interest method over the life of the related credit facilities and are reported as part of interest expense. In 2014, 2013, and 2012, $496,000, $1,645,000, and $572,000 of debt discount and/or deferred financing costs were included as interest expense. In addition, certain period costs associated with these credit facilities are recorded as a component of interest including administrative agent fees and costs. The Company is amortizing under the interest method the debt discount associated with the issuance of warrants as well as lender fees and other costs associated with the Restated Credit Agreement and the costs and maturity prepayment premium associated with the October 2013 Credit Agreement. Interest paid from total operations during the years ended October 31, 2014, 2013 and 2012 approximated $558,000, $3,069,000, and $3,463,000.

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

The term debt not related to the Restated Credit Agreement and subordinated debt to shareholders had a carrying value of approximately $1.2 million and the Company believes the carrying value approximates fair value for this debt based on recent market conditions, collateral support, recent borrowings and other factors.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 4. Employee Benefit Plan

The Company had a Profit Sharing Plan that covered all eligible employees and qualified as a Savings Plan under Section 401(k) of the Internal Revenue Code. Effective January 1, 1998, the Profit Sharing Plan was merged into The Champion Industries, Inc. 401(k) Plan (the "Plan"). The Plan covers all eligible employees who satisfy the age and service requirements. Each participant may elect to contribute up to 15% of annual compensation and the Company previously contributed 100% of the participant's contribution not to exceed 2% of the participant's annual compensation. The Company eliminated the employer match, as previously described, in the second quarter of 2010. The Company may make discretionary contributions to the Plan. The Company incurred no 401(k) match expense under these plans for the years ended October 31, 2014, 2013 and 2012.
The Company's accrued vacation liability as of October 31, 2014 and 2013 was approximately $569,000 and $567,000. This item is classified as a component of accrued expenses on the financial statements.

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

The option price per share for incentive stock options shall not be lower than the fair market value of the common stock at the date of grant. The option price per share for non-qualified stock options shall be at such price as the Compensation Committee of the Board of Directors may determine at its sole discretion. All options to date are incentive stock options. There were no options outstanding as of October 31, 2014, 2013, and 2012. Options vest immediately and may be exercised within five years from the date of grant.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 5. Income Taxes

Income tax benefit (expense) consisted of the following:

	Year Ended October 31,
	2014	2013	2012
Current (expense) benefit:
Federal	$(1,864,570)	$1,565,286	$866,679
State	(416,620)	434,027	131,576
Deferred benefit (expense)	2,281,190	(1,894,167)	(12,725,350)
Income tax benefit (expense) continuing operations	-	105,146	(11,727,095)
Intra-period tax allocation benefit (expense) discontinued operations	-	(105,146)	-
Total income tax benefit (expense)	$-	$-	$(11,727,095)

Deferred tax assets and liabilities are as follows:

	October 31,
	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$238,975	$373,477
Net operating loss carry forward	1,656,051	3,590,643
Accrued vacation	174,543	187,322
Accrued bonuses	23,507	-
Other accrued assets	186,240	-
Other accrued liabilities	122,586	222,316
Intangible assets	-	885,775
Gross deferred tax assets	2,401,902	5,259,533

Deferred tax liabilities:
Accounts receivable insolvency attribute	-	(1,612,376)
Property and equipment	(1,336,905)	(1,643,717)
Intangible assets	(507,009)
Gross deferred tax liability	(1,843,914)	(3,256,093)
Net deferred tax asset before valuation allowance	557,988	2,003,440

Valuation allowance:
Beginning balance	2,003,440	16,553,520
Change during the period	(1,445,452)	(14,550,080)
Ending balance	557,988	2,003,440
Net deferred tax asset	$-	$-

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for continuing operations is as follows:

	Year Ended October 31,
	2014	2013	2012

Statutory federal income tax rate	(34.0)%	(34.0)%	34.0%
State taxes, net of federal benefit	(7.6)	(1.8)	12.2
Change in valuation allowance	42.8	265.8	(452.5)
Disallowed deferred tax asset-related party	-	(220.1)	-
Selling expenses	(1.2)	(1.4)	(2.7)
CODI, Insolvency Exemption debt basis	-	3.1	-
Goodwill	-	(10.3)	-
Other	-	0.6	1.5
Effective tax rate, benefit (expense)	-%	1.9%	(407.5)%

The Company excluded debt cancellation from cancellation of debt income (“CODI”) from the income tax liability in 2013 in accordance with applicable Internal Revenue Service guidelines regarding insolvency where the amount of debt cancellation excluded from gross ordinary income is applied to attribute reductions. The insolvency calculation is based on IRS guidelines associated with liabilities in excess of the fair market value of assets immediately prior to the debt cancellation. The attribute reductions are ordered and reduce net operating losses, various credits, capital losses, and asset basis among other attribute reductions if applicable and necessary. As a result of the CODI exception provided in Internal Revenue Code Section 108 the Company reduced its net operating losses, applicable credits and asset basis in accordance with the applicable ordering rules.

In 2014, as a result of the attribute reductions to exclude the Company’s CODI from taxable income in 2013, the company incurred $6.4 million of attribute recapture income for tax purposes. As such, the Company used net operating loss carry forwards to offset this attribute recapture income. A decrease in the Company’s deferred tax asset valuation allowance in a like amount of the tax liability arising from the Company's taxable income was used to offset any income tax liability.

The Company had previously fully reserved its net deferred tax assets which included assets associated with The Herald-Dispatch. As a result of the sale of The Herald-Dispatch, and associated Internal Revenue Service Code Regulations associated with losses with respect to transactions between related taxpayers, the Company has deemed aggregate gross losses associated with this sale of $32.0 million to be disallowed for federal and state tax purposes. Accordingly, due to the permanent disallowance of these losses the Company has deemed this to be a worthless tax benefit and wrote-off the deferred tax asset and valuation allowance accordingly. (See disallowed deferred tax assets-related party in rate reconciliation above)

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company determined in the second quarter of 2012 that, primarily as a result of its inability to enter into an amended credit facility upon the expiration of the Limited Forbearance Agreement on April 30, 2012, as well as the potential for a substantial increase in interest rates and fees coupled with the uncertainty regarding future interest rate increases that the Previous Secured Lenders may impose on the Company that a full valuation allowance of the Company's deferred tax assets, net of deferred tax liabilities, is necessary to measure the portion of the deferred tax asset that more likely than not will not be realized. As a result of the Restated Credit Agreement entered into on October 19, 2012, the Company reassessed its valuation allowance and determined that the relative short term maturity of the Restated Credit Agreement coupled with the increase in interest rates indicated that a full valuation was warranted at October 31, 2012. As a result of the October 2013 Credit Agreement entered into on October 7, 2013 the Company reassessed its previous determination regarding its valuation allowance and determined that a full valuation was warranted. The Company currently intends to maintain a full valuation allowance on our deferred tax assets until sufficient positive evidence related to our sources of future taxable income exists. The amount of deferred tax asset considered realizable could be adjusted in future periods based on a multitude of factors, including but not limited to a reassessment of our credit position, and such adjustments may be material to the Consolidated Financial Statements.

The Company’s effective tax rate for continuing operations for 2014 was 0.0% compared to a benefit of 1.9% in 2013 and an expense of (407.5)% for 2012. The primary difference in tax rates between 2013 and 2012 and for 2012 between the effective tax rate and the statutory tax rate is a result of the valuation allowance taken against our deferred tax assets in the second quarter of 2012 in the amount of $15.2 million and a valuation allowance increase of an incremental $0.8 million in the third and fourth quarters of 2012. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets. The Company recorded a tax benefit from continuing operations in 2013 resulting from the application of certain provisions of ASC 740 regarding implications of intra-period tax allocations for discontinued operations to maintain financial statement neutrality and to recognize the tax components between continuing operations and discontinued operations on a discrete basis.

The Company did not pay or was not refunded any income taxes for the years ended October 31, 2014, 2013 or 2012.

The Company's net operating losses are comprised of net operating losses from operations for both Federal and State as well as net operating losses of acquired companies. The tax affected benefit of these are reflected in the Financial Statements at $1.7 million but net to zero dollars after valuation allowance consideration. The Federal net operating losses may be carried forward 20 years and carried back 2 years whereas the State net operating losses generally cannot be carried back for the Company's purpose but can be carried forward 15-20 years. There are certain federal net operating losses which are reflected on a gross basis but which are subject to IRS Code Section 382 limitations and as such a valuation allowance has historically been recorded.

The Company was notified in December of 2011 and the examination commenced in December of 2011 by the IRS covering our fiscal year end 2010 federal income tax return. The Company was notified on December 19, 2012 that the IRS intends to issue a no change letter subject to the IRS Area Directors approval. The Company received an IRS notification dated January 10, 2013 indicating that the 2010 examination was complete with no change to the reported tax. As of October 31, 2013, the Company is subject to U.S. Federal income tax examination for returns filed after October 31, 2011. State Income Tax returns are generally subject to a period of examination for a period of three to five years. Tax interest and penalties are classified as income taxes in the accompanying statements of income and were insignificant for all periods presented. There was no unrecognized tax benefit at October 31, 2014 and 2013. The Company is currently unable to assess whether any significant increase to the unrecognized tax benefit will be recorded during the next 12 months.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 6. Related Party Transactions and Operating Lease Commitments

The Company leases operating facilities from entities controlled by its Chief Executive Officer, his family and affiliates. The original terms of these leases, which are accounted for as operating leases, range from two to fifteen years.

A summary of significant related party transactions follows:

	Year Ended October 31,
	2014	2013	2012
Rent expense paid to affiliated entities for operating facilities for operating facilities	$460,000	$493,000	$517,000
Sales of office products, office furniture and printing services to affiliated entities	465,000	767,000	968,000

In addition, the Company leases property and equipment from unrelated entities under operating leases. Rent expense from continuing operations amounted to $417,000, $547,000, and $470,000 for the years ended October 31, 2014, 2013 and 2012.
Under the terms and conditions of the above-mentioned leases, the Company is primarily responsible for all taxes, assessments, maintenance, repairs or replacements, utilities and insurance. The Champion Output Solutions' lease includes only a pro rata portion of the property taxes. The Company has renewal options for certain leases covering varying periods.

In addition, the Company purchased vehicles from an entity controlled by family members of its Chief Executive Officer in the amounts of $327,000, $313,000, and $66,000 for the years ended October 31, 2014, 2013 and 2012.

Future minimum rental commitments for all non-cancelable operating leases including related party commitments with initial terms of one year or more consisted of the following at October 31, 2014:

2015	$442,560
2016	427,348
2017	367,939
2018	278,632
2019	174,088
Residual	21,000
$1,711,567

The Company participates in a self-insurance program for employee health care benefits with affiliates controlled by its Chief Executive Officer and as such is responsible for paying claims of Company participants as required by the plan document. The Company is allocated costs primarily related to the reinsurance premiums based on its proportionate share to provide such benefits to its employees in addition various personnel of the Company perform certain administrative functions for the independent third party administrator. The Company’s allocated expense related to this program (excluding claims paid) for the years ended October 31, 2014, 2013 and 2012 was approximately $0.3, $0.3 million, and $0.4 million. (expenses are inclusive of discontinued operations for 2013 and 2012)

During 2013 and 2012, the Company utilized an aircraft from an entity controlled by its Chief Executive Officer and reimbursed the controlled entity for the use of the aircraft, fuel, aircrew, ramp fees and other expenses attendant to the Company’s use, in amounts aggregating $34,000 and $128,000. The Company did not utilize this aircraft during 2014 and thus incurred no related expenses. When this service is used, the Company believes that such amounts are at or below the market rate charged by third-party commercial charter companies for similar aircraft.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company is self-insured for certain of the claims made under its employee medical insurance programs. The Company had recorded liabilities totaling $0.5 million and $0.7 million for estimated costs related to outstanding claims as of October 31, 2014 and 2013, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported that we incorporated into a trend and lag analysis utilizing a variety of factors including historical claims trends and various processing statistics provided by the Company’s third party claims administrator. These estimates are based on management’s assessment of outstanding claims, historical analyses and current payment trends. The Company recorded an estimate for the claims incurred but not reported using an estimated lag period based upon historical information. The Company believes the reserves recorded are adequate based upon current facts and circumstances.

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

In connection with the Contribution Agreement, the Company has executed and delivered to Mr. Reynolds a Subordinated Promissory Note in an amount up to $2,500,000 (or less, based on draws by the Administrative Agent pursuant to the terms of the Contribution Agreement), payment of principal and interest on which is prohibited prior to January 31, 2011, and thereafter only with the Administrative Agent’s consent. The amount, if any, owed under the Subordinated Promissory Note is contingent upon a draw having been made under the Contribution Agreement. The Subordinated Promissory Note bears interest at the Wall Street Journal prime rate (3.25% at inception and at October 31, 2014 and 2013), original maturity September 14, 2014 and pursuant to Term Note A maturity adjusted to April 2015 and is unsecured. In the event of a draw under the terms of the Contribution Agreement, the cash proceeds shall be deemed to be a subordinated loan made by Mr. Reynolds to the Company. Pursuant to the terms of the Contribution Agreement, the triggers which may require a draw and subsequent issuance of subordinated debt include a payment violation, a fixed charge coverage ratio violation and a delivery violation by the Company failing to deliver a Compliance Certificate to the Administrative Agent when due under the Credit Agreement. Upon a draw on Mr. Reynolds’ cash collateral account, he is deemed to have made a loan in like amount under the Contribution Agreement and Subordinated Promissory Note, in amounts up to $2.5 million, the proceeds of which will be used by the Administrative Agent to repay outstanding term loans in the inverse order of maturity.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

On December 28, 2011, pursuant to the terms of the Limited Forbearance Agreement, a draw of $2.0 million was made on the cash collateral and $2.0 million was funded in the form of the subordinated unsecured promissory note. On September 14, 2012, in accordance with the provisions of the September Forbearance Agreement a draw of $500,000 was made under the provisions of the Contribution Agreement and was funded in the form of a subordinated unsecured promissory note. The draws of $2.0 million and $0.5 million were both used to pay term debt to a syndicate of banks. The promissory note was unfunded from inception through October 31, 2011 and fully funded at October 31, 2012. This note is fully funded at October 31, 2014 and 2013 and is reported on the balance sheet under the line item “Notes payable – related party”.

On June 25, 2013 the Company's wholly owned subsidiary Blue Ridge Printing Co., Inc. sold substantially all the assets of its operations headquartered in Asheville, North Carolina to BRP Company, Inc. and 544 Haywood Rd, LLC pursuant to an Asset Purchase Agreement among Champion, Seller and Buyers dated June 24, 2013. These entities include as investors the division manager and the son of director Glenn W. Wilcox. The Company’s investment advisor had conducted a nationwide marketing process for the sale of Seller which yielded no comparable offers. The Company received $1,013,000 or $942,403 net of selling commissions and pro-rated taxes. This transaction was subject to a net liquidity adjustment to occur no later than 45 days from closing which resulted in the Company paying approximately $22,000 to the buyer.

On July 12, 2013 the Company's wholly owned subsidiary Champion Publishing sold substantially all the assets of its newspaper operations headquartered in Huntington, West Virginia to HD Media Company, LLC pursuant to an Asset Purchase Agreement among Champion, Seller and Buyer dated July 12, 2013. This entity includes as an investor Mr. Douglas Reynolds, son of Chairman & CEO Marshall T. Reynolds. The Company's investment advisor had conducted a nationwide marketing process for the sale of the Herald-Dispatch, which resulted in one other offer. Champion's board of directors, in consultation with its independent advisors, determined that Mr. Douglas Reynolds' offer was the better offer both in terms of price and conditions. The Company received $10,000,000 or approximately $9,700,000 net of selling commissions and pro-rated taxes. The proceeds of this transaction were utilized to pay down term debt and the revolving credit line at the discretion of the Administrative Agent.

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

Note 7. Commitments and Contingencies

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

In certain cases, exposure to loss may exist in excess of accruals to the extent such loss is reasonably possible, but not probable. Any estimate involves significant judgment, given the varying stages of the proceedings (including cases in preliminary stages), as well as numerous unresolved issues that may impact the outcome of a proceeding. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate. The current loss estimate excludes legal and professional fees associated with defending such proceedings. These fees are expensed as incurred and may be material to the Company's Consolidated Financial Statements in a particular period.

On September 15, 2014 the Company settled a lawsuit for $0.1 million. This case commenced prior to July 31, 2014 and settlement occurred prior to the issuance of the third quarter financial statements. As such, this settlement was reported for and at the third quarter ended July 31, 2014 on the balance sheet under the caption “Accrued legal settlements” and the expense is recorded as part of “Selling, general and administrative” on the Company’s Income Statements. The Company paid this settlement in the fourth quarter of 2014.

While the final outcome of legal proceedings is inherently uncertain, Management uses information currently available, advice of counsel, and available insurance coverage to estimate exposure to such legal matters. At October 31, 2014 Management believes that there is no accrual for legal contingencies required. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be greater than the current estimates discussed above and may be material to the Company’s Consolidated Financial Statements in a particular period.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 8. Industry Segment Information

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

Our Financial Reporting systems present various data, which is used to operate and measure our operating performance. Our chief operating decision maker utilizes various measures of a segment’s profit or loss including historical internal reporting measures and reporting measures based on product lines with operating income (loss) as the key profitability measure within the segment. Product line reporting is the basis for the organization of our segments and is the most consistent measure used by the chief operating decision maker and conforms with the use of segment operating income or (loss) that is the most consistent with those used in measuring like amounts in the Consolidated Financial Statements. During the third quarter of 2012, the Company realigned personnel and divisional responsibilities between the printing segment and office products and office furniture segments primarily in one location, resulting in additional SG&A costs of approximately $0.2 million being allocated to the office products and office furniture segment for 2012. These costs were previously a component of the printing segment.

The identifiable assets are reflective of non-GAAP assets reported on the Company's internal balance sheets and are typically adjusted for negative book cash balances, taxes and other items excluded for segment reporting. The assets are classified based on the primary functional segment category as reported on the internal balance sheets. Therefore the actual segment assets may not directly correspond with the segment operating (loss) income reported herein. The Company has certain assets classified as held for sale/discontinued operations representing $256,832 and $493,304 at October 31, 2014 and 2013. These assets were part of the printing and newspaper segments prior to the reclassification as assets held for sale/discontinued operations. The total assets reported on the Company's balance sheets as of October 31, 2014, 2013 and 2012 are $24,008,393, $27,530,622, and $47,966,591. The identifiable assets reported below represent $23,751,561, $27,037,318, and $33,071,771.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The table below presents information about reported segments for the years ended October 31:

2014	Printing	Office Products & Furniture	Total
Revenues from continuing operations	$39,546,537	$29,375,140	$68,921,677
Elimination of intersegment revenue	(2,169,053)	(3,230,284)	(5,399,337)
Consolidated revenue from continuing operations	$37,377,484	$26,144,856	$63,522,340
Operating income (loss) from continuing operations	(360,182)	105,932	(254,250)
Depreciation & amortization	1,832,458	98,049	1,930,507
Capital expenditure	738,893	22,474	761,367
Identifiable assets	16,526,888	7,224,673	23,751,561
Goodwill	-	1,230,485	1,230,485

2013	Printing	Office Products & Furniture	Total
Revenues from continuing operations	$45,460,503	$34,333,182	$79,793,685
Elimination of intersegment revenue	(2,791,035)	(4,679,475)	(7,470,510)
Consolidated revenues from continuing operations	$42,669,468	$29,653,707	$72,323,175
Operating income (loss) from continuing operations	(2,228,855)	954,451	(1,274,404)
Depreciation & amortization	2,049,191	119,823	2,169,014
Capital expenditures	541,855	2,788	544,643
Identifiable assets	18,850,573	8,186,745	27,037,318
Goodwill	-	1,230,485	1,230,485

2012	Printing	Office Products & Furniture	Total
Revenues from continuing operations	$56,933,015	$40,606,947	$97,539,962
Elimination of intersegment revenue	(4,758,471)	(5,631,460)	(10,389,931)
Consolidated revenues from continuing operations	$52,174,544	$34,975,487	$87,150,031
Operating income (loss) from continuing operations	(1,610,691)	1,915,331	304,640
Depreciation & amortization	2,449,031	113,671	2,562,702
Capital expenditures	646,727	50,469	697,196
Identifiable assets	25,046,667	8,025,104	33,071,771
Goodwill	2,226,837	1,230,485	3,457,322

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation of total segment revenue, assets and operating (loss) income  to consolidated (loss) income before income taxes for the years ended October 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Revenues:
Total segment revenues	$68,921,677	$79,793,685	$97,539,962
Elimination of intersegment revenue	(5,399,337)	(7,470,510)	(10,389,931)
Consolidated revenue from continuing operations	$63,522,340	$72,323,175	$87,150,031

Operating (loss) income from continuing operations:
Total segment operating (loss) income from continuing operations	$(254,250)	$(1,274,404)	$304,640
Interest expense - related party	(82,378)	(82,378)	(57,733)
Interest expense	(1,056,019)	(4,202,774)	(3,111,845)
Gain from debt forgiveness	-	11,118,069	-
Other (loss) income	261,013	(32,207)	(13,118)
Consolidated income (loss) before income taxes from continuing operations	$(1,131,634)	$5,526,306	$(2,878,056)

Identifiable assets:
Total segment identifiable assets	$23,751,561	$27,037,318	$33,071,771
Elimination of intersegment assets and assets held for sale/discontinued operations	256,832	493,304	14,894,820
Total consolidated assets	$24,008,393	$27,530,622	$47,966,591

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 9.  Restructuring and Other Charges
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

The following information summarizes the costs incurred with respect to restructuring, integration and asset impairment charges during the three and twelve months ended October 31, 2014, 2013, and 2012, as well as the cumulative total of such costs as of October 31, 2014. The Company did not incur charges associated with restructuring in 2014. The restructuring costs reported herein were included as a component of the printing segment:

	Three Months Ended			Twelve Months Ended
	October 31, 2014	October 31, 2013	October 31, 2012	October 31, 2014	October 31, 2013	October 31, 2012	Cumulative Total
Occupancy and equipment related costs	$-	$-	$-	$-	$43,848	$-	$1,662,813
Costs incurred to streamline production, personnel and other	-	-	-	-	-	48,038	612,764
Inventory	-	-	-	-	-	-	200,380
Total	$-	$-	$-	$-	$43,848	$48,038	$2,475,957

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The activity pertaining to the Company's accruals related to restructuring and other charges since October 31, 2012, including additions and payments made are summarized below:

	Occupancy and equipment related costs	Costs incurred to streamline production, personnel and other	Total

Balance at October 31, 2012	$241,821	$-	$241,821

2013 expenses	43,848	-	43,848
Paid in 2013	(285,669)	-	(285,669)
Balance at October 31, 2013	$-	$-	$-

2014 expenses	$-	$-	$-
Paid in 2014	-	-	-
Balance at October 31, 2014	$-	$-	$-

Effective June 1, 2012 as a result of initiatives implemented by the Company to improve operating efficiency and pursuant to the Company's restructuring plan submitted to the secured lenders in the second quarter of 2012, the Company's commercial printing production operation in Cincinnati, Ohio, was consolidated into existing Company facilities in other locations. The Company intends to continue to service its customer base through a dedicated sales team within this market and supported by personnel at our Chapman Printing locations. As a result of this action, the Company recorded a reduction in force of 24 employees. The Company also recorded asset impairment charges of $0.6 million, representing assets classified as held for sale at October 31, 2012. (See Note 11).

The restructuring payments in 2013 were primarily related to a contractual settlement in the form of a promissory note with the Lessor at the Company’s former location in Bridgeville, Pennsylvania. (see Note 3)

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 10. Acquired Intangible Assets and Goodwill

	2014		2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Non-compete agreement	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Customer relationships	2,451,073	1,271,130	2,451,073	1,149,033
Other	564,946	564,946	564,946	558,737
	4,016,019	2,836,076	4,016,019	2,707,770

Unamortizable intangible assets:
Goodwill	1,737,763	507,278	1,737,763	507,278
	1,737,763	507,278	1,737,763	507,278

Total goodwill and other intangibles	$5,753,782	$3,343,354	$5,753,782	$3,215,048

In the fourth quarter of 2014 the Company performed its annual assessment of the remaining indefinite-lived intangible assets of goodwill associated with the office products and office furniture segment. The Company first considered qualitative factors including economic conditions in its core market, access to capital, industry outlook, cost factors, and financial performance. After considering the qualitative factors, the Company was not able to definitively conclude that impairment was not possible.

As such, the Company performed the two-step quantitative assessment as prescribed by ASC 350. Step 1 of the impairment test used a discounted cash flow model based on income of the office products and office furniture reporting unit to compare fair value to the unit’s carrying value. After consideration of the Step 1 results, the Company’s Management felt that the discounted cash flow model was not indicative of value that would be exchanged in an arm’s length transaction. Given this, Step 2 of the quantitative assessment was performed. Step 2 compares the implied fair value of the reporting unit to its carrying value to determine impairment using methods common in business combinations. After considering the results of Step 2, the Company’s management determined that no impairment of the office products and office furniture reporting unit’s goodwill existed at October 31, 2014.

The Company’s Management will continue to monitor this reporting unit’s performance and will test for impairment as warranted. Further declines in revenue and income could ultimately require impairment charges to be incurred that would be material to the Company’s financial position and results of operation to the extent of the carrying amount of goodwill.

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

Subsequent reversal of previously recognized goodwill impairment losses is prohibited once the measurement of that loss is recognized, in accordance with applicable standards.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Amortization expense for the years ended October 31, 2014, 2013 and 2012 was $128,000, $140,000, and $145,000, respectively. Customer relationships related to the acquisition of Syscan in 2004 are being amortized over a period of 20 years. The weighted average remaining life of the Company's amortizable intangible assets was approximately 5 years at October 31, 2014. Estimated amortization expense for each of the following five years and thereafter is:

2015	$122,098
2016	122,098
2017	122,098
2018	122,098
2019	122,098
Thereafter	569,453
$1,179,943

The changes in the carrying amount of the Company’s goodwill, and intangibles for the years ended October 31, 2014 and 2013 were:

Goodwill:

	Printing	Office Products and Furniture	Total

Balance at October 31, 2012:
Goodwill	$2,226,837	$1,230,485	$3,457,322
Accumulated Impairment losses	-	-	-
	2,226,837	1,230,485	3,457,322

Goodwill acquired Fiscal 2013	-	-	-
Impairment losses Fiscal 2013	(2,226,837)	-	(2,226,837)
Balance at October 31, 2013:
Goodwill	2,226,837	1,230,485	3,457,322
Accumulated Impairment Losses	(2,226837)	-	(2,226,837)
	-	1,230,485	1,230,485

Goodwill acquired Fiscal 2014	-	-	-
Impairment losses Fiscal 2014	-	-	-
Balance at October 31, 2014:
Goodwill	2,226,837	1,230,485	3,457,322
Accumulated Impairment Losses	(2,226,837)	-	(2,226,837)
	$-	$1,230,485	$1,230,485

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

 Amortizing Intangible Assets (net of amortization expense):

	Printing	Office Products and Furniture	Total

Balance at October 31, 2012:
Amortizing Intangible Assets (net of amortization expense)	$500,721	$947,127	$1,447,848
Accumulated Impairment losses	-	-	-
	500,721	947,127	1,447,848
Amortizing Intangible Assets (net of amortization expense) acquired Fiscal 2013	-	-	-
Impairment losses Fiscal 2013	-	-	-
Amortization expense	58,404	81,195	139,599

Balance at October 31, 2013:
Amortizing Intangible Assets (net of amortization expense)	442,317	865,932	1,308,249
Accumulated Impairment Losses	-	-	-
	442,317	865,932	1,308,249
Amortizing intangible acquired in Fiscal 2014	-	-	-
Impairment losses Fiscal 2014	-	-	-
Amortization expense	47,111	81,195	128,306

Balance at October 31, 2014:
Amortizing intangible	395,206	784,737	1,179,943
Accumulated Impairment losses	-	-	-
	$395,206	$784,737	$1,179,943

A summary of impairment charges from continuing operations is included in the table below:

	2014	2013	2012

Goodwill	$-	$2,226,837	$-
Other intangibles	-	-	-
	$-	$2,226,837	$-

 A summary of impairment charges from discontinued operations is included in the table below and are associated with the former newspaper segment:

	2014	2013	2012

Goodwill	$-	$-	$9,510,933
Other intangibles	-	-	-
Trademark & masthead	-	-	1,557,950
	$-	$-	$11,068,883

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 11. Discontinued Operations and Assets Held for Sale

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

The Company has also identified certain long-lived assets that are being included as a component of assets held for sale for the Merten division ("Merten") which retains a sales presence in Cincinnati, Ohio. As part of the Company’s revised restructuring plan submitted to the Company’s secured lenders in July 2012 the Company determined that certain printing segment assets met the criteria of an asset held for sale of Merten. Therefore, in accordance with applicable accounting guidance the Company has determined certain long-lived assets of this division should be classified as assets held for sale at October 31, 2012 (These assets were sold in December 2012).

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
The Company has identified one Company owned facility within the printing segment that the Company intends to sell. This facility does not house any of the Company’s operations other than its limited warehousing use. This facility is carried at its carrying amount of $257,000 and is reported as assets held for sale on the Company’s balance sheets at October 31, 2014.  The Company believes the carrying amount to currently be lower than the estimated fair value less cost to sell.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following is selected financial information included in net earnings (loss) from discontinued operations for three divisions classified within the printing segment and the Herald-Dispatch previously classified within the newspaper segment until the sale of this segment and reflects interest on estimated debt required to be repaid as a result of these disposal transactions and excludes any general corporate overhead allocations. The interest expense allocated to discontinued operations for the year ended October 31, 2014, 2013, and 2012, was approximately $0, $615,000, and $837,000. The Company had no discontinued operations for the year ended October 31, 2014.

Twelve Months Ended October 31,
2014
	Printing	Herald-Dispatch	Total
Net sales	$-	$-	$-
(Loss) earnings from discontinued operations	-	-	-
Income tax benefit (expense)	-	-	-
Gain (loss) on sale of discontinued operations	-	-	-
Income tax (expense) benefit on sale	-	-	-
Net earnings (loss) from discontinued operations	-	-	-

	Twelve Months Ended October 31,
	2013
	Printing	Herald-Dispatch	Total
Net sales	$2,190,236	$8,954,004	$11,144,240
(Loss) earnings from discontinued operations	(746,581)	491,367	(255,214)
Income tax benefit (expense)	250,670	(184,608)	66.062
(Loss) gain on sale of discontinued operations	(103,802)	547,106	443.304
Income tax benefit (expense) on sale	34,338	(205,548)	(171,210)
Net (loss) earnings from discontinued operations	(565,375)	648,317	82,942

	Twelve Months Ended October 31,
	2012
	Printing	Herald-Dispatch	Total
Net sales	$19,118,500	$13,991,752	$33,110,252
(Loss) from discontinued operations	(700,817)	(9,579,038)	(10,279,855)
Income tax benefit (expense)	-	-
Gain on sale of discontinued operations	1,567,231	-	1,567,231
Income tax on sale (expense)	-	-	-
Net earnings (loss) from discontinued operations	866,414	(9,579,038)	(8,712,624)

  Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The major classes of assets and liabilities held for sale and of discontinued operations included in the Consolidated Balance Sheets are as follows:

	Held for sale	Discontinued Operations	Total	Held for sale	Discontinued Operations	Total
	October 31, 2014			October 31, 2013
Assets:
Accounts Receivable	$-	$-	$-	$-	$124,231	$124,231
Inventories	-	-	-	-	-	-
Other current assets	-	-	-	-	-	-
Property and equipment, net	256,832	-	256,832	369,073	-	369,073
Other Assets	-	-	-	-	-	-
Total current assets	256,832	-	256,832	369,073	124,231	493,304
Property and equipment, net	-	-	-	-	-	-
Other assets	-	-	-	-	-	-
Total non-current assets	-	-	-	-	-	-
Total assets held for sale/discontinued operations	$256,832	$-	$256,832	$369,073	$124,231	$493,304

Liabilities:
Accounts payable	$-	$-	$-	$-	$-	$-
Deferred revenue	-	-	-	-	-	-
Accrued payroll and commissions	-	-	-	-	-	-
Taxes accrued and withheld	-	-	-	-	315	315
Accrued expenses	-	-	-	-	-	-
Debt (see Note 3)	-	-	-	-	-	-
Total current liabilities	-	-	-	-	315	315
Total non-current liabilities debt	-	-	-	369,073	123,916	492,989
Total liabilities held for sale/discontinued operations	$-	$-	$-	$369,073	$124,231	$493,304

At October 31, 2013, the Company had two properties and accounts receivable classified as held for sale. Pursuant to applicable guidance, the Company also classified a like amount of the carrying values of these assets, which represents debt, to liabilities held for sale.

During 2014, the company sold and received funds for a property classified as held for sale. The Company obtained a release from its creditor and these funds were not used for debt repayment. The Company anticipates similar treatment for future sales of the remaining property held for sale at October 31, 2014, and thus did not reclassify debt to liabilities held for sale.

In addition to historical practice, the Company’s Management determined, considering conservatism and materiality, that reporting debt as a liability held for sale that is associated with an asset held for sale may not be the best presentation as the asset’s ultimate sale was not certain.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 12. Shareholders Rights Agreement and Warrants to Purchase Shares of Class B Common Stock

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

Note 13. Certain Significant Estimates

Our estimates that influence the financial statements are normally based on knowledge and experience about past and current events and assumptions about future events. The following estimates affecting the financial statements are particularly sensitive because of their significance and it is at least reasonably possible that a change in these estimates will occur in the near term.

Goodwill and Intangible Assets

We evaluate the recoverability of the goodwill and intangible assets of each of our reporting units, as required, by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based on historical and projected financial information, in addition to other commonly used valuation methods. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit.

Allowance for Doubtful Accounts

The Company encounters risks associated with sales and the collection of the associated accounts receivable. As such, the Company records a provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate provision, the Company primarily utilizes a historical rate of receivables written off as a percentage of total revenue. The historical rate is updated periodically based on events that may change the rate such as a significant increase or decrease in collection performance and timing of payments as well as the calculated total exposure in relation to the allowance. Periodically, the Company compares the identified credit risks with the allowance that has been established using historical experience and adjusts the allowance accordingly. The underlying assumptions used for the allowance can change from period to period and could potentially cause a material impact to the income statement and working capital.

Beginning at the end of the second quarter 2014 and continuing into the third quarter of 2014, the Company implemented a companywide, weekly, practice of reviewing our accounts receivable and vigorously pursuing collection of past due accounts and keeping slower paying customers within reasonable days outstanding. As a result, our accounts over 60 and 90 days outstanding decreased steadily. Given this information we reviewed our allowance for bad debts and determined we were over reserved by $0.2 million. Pursuant to ASC 250-10-45 paragraph 17, a change in accounting estimate shall be accounted for in the period of change if the change affects that period only or in the period of change and future periods if the change affects both. As such, the Company made the $0.2 million adjustment to the allowance for bad debt at July 31, 2014 and Selling, General and Administrative expense for the quarter ended July 31, 2014. This change in estimate is reflected in the Allowance for Doubtful Accounts and Selling, General and Administrative expense at and for the twelve months ended October 31, 2014.

Given the continued success of collection efforts, and the results of its periodic reviews using historical rates and assumptions, the Company’s Management believes the allowance at October 31, 2014 is appropriate.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 14. (Loss) Earnings Per Share

(Loss)  earnings per share (EPS) were computed as follows for the periods indicated:

	(Loss) Income	Weighted Average Shares	Per Share Amount
Year Ended October 31, 2014
Net (loss) from continuing operations	$(1,131,634)	11,300,000	$(0.10)
Net income from discontinued operations	-	11,300,000	-
Net (loss)	(1,131,634)

Basic (loss) per share:
Net loss available to common shareholders, total	(1,131,634)	11,300,000	(0.10)
Effect of dilutive securities stock options/warrants		-

Diluted (loss) per share:
Net (loss) available to common shareholders and assumed conversions	$(1,131,634)	11,300,000	$(0.10)

Year Ended October 31, 2013
Net income from continuing operations	$5,631,452	11,300,000	$0.50
Net income from discontinued operations	82,942	11,300,000	0.01
Net income	5,714,394

Basic earnings per share:
Net income available to common shareholders, total	5,714,394	11,300,000	0.51
Effect of dilutive securities stock options/warrants		4,814,000

Diluted earnings per share:
Net loss available to common shareholders and assumed conversions	$5,714,394	16,114,000	$0.36

Year Ended October 31, 2012
Net (loss) from continuing operations	$(14,605,151)	11,300,000	$(1.29)
Net (loss) from discontinued operations	(8,712,624)	11,300,000	(0.77)
Net (loss)	(23,317,775)

Basic (loss) per share:
Net loss available to common shareholders, total	(23,317,775)	11,300,000	(2.06)
Effect of dilutive securities stock options		-

Diluted (loss) per share:
Net loss available to common shareholders and assumed conversions	$(23,317,775)	11,300,000	$(2.06)

 Schedule II

Valuation and Qualifying Accounts

Years Ended October 31, 2014, 2013 and 2012

Description	Balance at beginning of period	Balances of acquired companies	Additions charged to costs and expense(1)	Deductions(2)	Balance at end of period
2014
Allowance for doubtful accounts from continuing operations	$972,778	$-	$(64,406)	$(220,528)	$687,844

2013
Allowance for doubtful accounts from continuing operations	$1,012,894	$-	$143,989	$(184,105)	$972,778

2012
Allowance for doubtful accounts from continuing operations	$539,113	$-	$646,670	$(172,889)	$1,012,894

(1) $0.2 million change in estimate that was offset by bad debt expense caused the negative bad debt expense for 2014.
(2) Uncollectible accounts written off, net of recoveries.