Form 10-Q
period 2015-01-31
CHAMPION INDUSTRIES INC
filed 2015-03-17
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No ✓ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at January 31, 2015
Common stock, $1.00 par value per share	11,299,528 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	January 31,	October 31,
	2015	2014
	(Unaudited)
Current assets:
Cash and cash equivalents	$355,006	$818,438
Accounts receivable, net of allowance of $567,000 and $688,000	9,065,016	9,512,731
Inventories	4,314,608	3,969,992
Other current assets	478,351	226,307
Current portion assets held for sale	256,832	256,832
Total current assets	14,469,813	14,784,300

Property and equipment, at cost:
Land	1,254,195	1,254,195
Buildings and improvements	5,010,610	4,923,113
Machinery and equipment	33,344,785	33,297,081
Equipment under capital lease	72,528	72,528
Furniture and fixtures	3,707,516	3,639,966
Vehicles	2,733,725	2,488,981
	46,123,359	45,675,864
Less accumulated depreciation	(39,363,129)	(38,991,652)
	6,760,230	6,684,212

Goodwill	1,230,485	1,230,485
Deferred financing costs	25,686	69,644
Other intangibles, net of accumulated amortization	1,149,418	1,179,943
Other assets	59,809	59,809
	2,465,398	2,539,881
Total assets	$23,695,441	$24,008,393

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	January 31,	October 31,
	2015	2014
	(Unaudited)
Current liabilities:
Accounts payable	$5,229,916	$4,518,634
Accrued payroll and commissions	581,896	583,529
Taxes accrued and withheld	725,491	666,166
Accrued expenses	1,625,885	1,553,978
Debt Discount (Note 5)	(55,216)	(138,520)
Notes payable (Note 5)	10,116,602	10,947,218
Notes payable - related party (Note 5)	2,500,000	2,500,000
Capital lease obligations (Note 5)	15,157	14,931
Total current liabilities	20,739,731	20,645,936

Long-term debt, net of current portion:
Notes payable (Note 5)	193,637	128,690
Capital lease obligations (Note 5)	24,505	28,381
Total liabilities	20,957,873	20,803,007

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 Class A voting shares authorized; 11,299,528 shares issued and outstanding	11,299,528	11,299,528
Common Stock, Class B nonvoting stock, $1 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Additional paid-in capital	24,279,179	24,279,179
Retained deficit	(32,841,139)	(32,373,321)
Total shareholders' equity	2,737,568	3,205,386
Total liabilities and shareholders’ equity	$23,695,441	$24,008,393

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended January 31,
	2015	2014
Revenues:
Printing	$9,388,522	$9,358,608
Office products and office furniture	5,411,738	6,064,090
Total revenues	14,800,260	15,422,698

Cost of sales:
Printing	7,096,505	7,226,610
Office products and office furniture	3,954,772	4,435,766
Total cost of sales	11,051,277	11,662,376

Gross profit	3,748,983	3,760,322

Selling, general and administrative expenses	3,952,923	4,120,474

(Loss) from operations	(203,940)	(360,152)

Interest expense - related party	(20,764)	(20,764)
Interest expense	(263,977)	(263,761)
Other	20,863	14,494
	(263,878)	(270,031)

(Loss) before income taxes	(467,818)	(630,183)
Income tax (benefit) expense	-	-
Net (loss)	$(467,818)	$(630,183)

(Loss) per share:
Basic and diluted (loss)	$(0.04)	$(0.06)

Weighted average shares outstanding:
Basic and diluted	11,300,000	11,300,000

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended January 31,
	2015	2014
Cash flows from operating activities:
Net (loss)	$(467,818)	$(630,183)

Adjustments to reconcile net (loss) from continuing operations to cash provided (used in) by operating activities:
Depreciation and amortization	402,002	521,072
(Gain) on sale of assets	-	(14,124)
Allowance for doubtful accounts	3,843	20,808
Deferred financing costs / debt discount	127,262	124,770
Changes in assets and liabilities:
Accounts receivable	443,871	474,990
Inventories	(344,616)	183,668
Other current assets	(252,044)	158,866
Accounts payable	711,283	(1,464,080)
Accrued payroll and commissions	(1,633)	(325,579)
Taxes accrued and withheld	59,325	26,168
Accrued expenses	71,907	(109,910)
Other liabilities	-	(150)
Net cash provided by (used in) operating activities continuing operations	753,382	(1,033,684)
Net cash provided by operating activities discontinued operations	-	31,546
	753,382	(1,002,138)

Cash flows from investing activities:
Purchase of property and equipment	(447,495)	(129,634)
Proceeds from sale of fixed assets	-	45,552
Change in other assets	-	1,293
Net cash (used in) investing activities	(447,495)	(82,789)

Cash flows from financing activities:
Proceeds from term debt	244,744	108,623
Principal payments on term debt	(1,014,063)	(249,082)
Net cash (used in) financing activities	(769,319)	(140,459)

Net decrease in cash and cash equivalents	(463,432)	(1,225,386)
Cash and cash equivalents at beginning of period	818,438	1,428,542
Cash and cash equivalents at end of period	$355,006	$203,156

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation, Business Operations and Recent Accounting Pronouncements

The foregoing financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 2014, and related notes thereto contained in Champion Industries, Inc.’s Form 10-K filed January 29, 2015. The accompanying interim financial information is unaudited. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. The balance sheet information as of October 31, 2014 was derived from our audited financial statements.

Reclassifications and Revisions

Certain prior-year amounts have been reclassified to conform to the current year financial statement presentation.

Newly Issued Accounting Standards

Effective July 1, 2009, changes to the ASC are communicated through an ASU. As of January 31, 2015, the FASB has issued ASU’s 2009-01 through 2015-02. The Company reviewed each ASU and determined that they will not have a material impact on the Company’s financial position, results of operations or cash flows, other than related disclosures to the extent applicable.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. The Company adopted ASU 2015-01 in December, 2015.  This amendment did not have a material impact on the Company's financial position, results of operation, or cash flows, but will have an impact on related presentation and disclosure to the extent applicable.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options and warrants. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants using the treasury stock method. There was no dilutive effect for the three months ended January 31, 2015 and 2014.

Note 3. Accounts Receivable, Allowance for Doubtful Accounts and Revenue Recognition

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the amount billed to customers. Accounts receivable are ordinarily due 30 days from the invoice date. The Company encounters risks associated with sales and the collection of the associated accounts receivable. As such, the Company records a provision for accounts receivable that are considered to be uncollectible and performs a comprehensive assessment periodically utilizing a variety of historical information and specific account review. The allowance for doubtful accounts is assessed periodically based on events that may change the rate such as a significant increase or decrease in collection performance and timing of payments as well as the calculated total exposure in relation to the allowance. Periodically, the Company compares the identified credit risks with the allowance that has been established using historical experience and adjusts the allowance accordingly.

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

Note 4. Inventories

Inventories are principally stated at the lower of first-in, first-out cost or market. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs. The Company utilizes an estimated gross profit method for determining cost of sales in interim periods at certain divisions.

At the dates indicated, inventories consisted of the following:

	January 31, 2015	October 31, 2014
Printing:
Raw materials	$1,200,627	$1,180,361
Work in process	609,852	539,023
Finished goods	1,194,290	1,131,430
Office products and office furniture	1,309,839	1,119,178
	$4,314,608	$3,969,992

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 5. Debt

At the dates indicated, debt consisted of the following:

	January 31, 2015	October 31, 2014
Term Note A dated October 7, 2013, due in monthly installments of $50,000 plus interest payments equal to the prime rate of interest plus 2% maturing April 1, 2015, collateralized by substantially all of the assets of the Company.	$9,700,000	$9,850,000
Installment notes payable to banks and Lessor, due in monthly installments plus interest at rates approximating the bank’s prime rate or the prime rate subject to various floors maturing in various periods ranging from March 2014-January 2017, collateralized by equipment and vehicles.	610,239	475,908
Notes payable to shareholders. The shareholder note of $2.5 million plus all accrued interest was initially due in one balloon payment in September 2014 pursuant to Term Note A maturity adjusted to April 2015. Interest is equal to the prime rate.	2,500,000	2,500,000
Notes payable to a bank, due February 2015 including interest accrued at 5.00% collateralized by specific accounts receivable of the Company (1)	-	750,000
Capital lease obligation for printing equipment at an imputed interest rate of 6.02% per annum	39,662	43,312
Unamortized debt discount	(55,216)	(138,520)
	12,794,685	13,480,700
Less current portion long-term debt	12,616,602	12,697,218
Less current portion obligation under capital lease	15,157	14,931
Less short-term debt	-	750,000
Less debt discount	(55,216)	(138,520)
Long-term debt, net of current portion and capital lease obligation	$218,142	$157,071

Continuing operations:
Long-term debt, net of current portion	$193,637	$128,690
Long-term capital lease obligation	24,505	28,381
Current portion of long-term debt	10,116,602	10,197,218
Notes payable to related party	2,500,000	2,500,000
Current portion of capital lease obligation	15,157	14,931
Short-term debt	-	750,000
Debt discount	(55,216)	(138,520)
Total indebtedness	$12,794,685	$13,480,700

(1) This short-term note was repaid in December 2014 upon collection of the specific account pledged as collateral

Maturities of long-term debt and capital lease obligations from continuing and discontinued operations for each of the next five years beginning February 1, 2015:

February 1, 2015 through January 31,2016	$12,576,543
February 1, 2016 through January 31,2017	209,728
February 1, 2017 through January 31,2018	8,414
February 1, 2018 through January 31,2019	-
February 1, 2019 through January 31,2020	-
$12,794,685

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 6. Income taxes

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company had determined that a full valuation allowance was warranted at October 31, 2014. The Company reassessed its previous determination regarding its valuation allowance and determined that a full valuation allowance was warranted at January 31, 2015. The amount of deferred tax asset considered realizable could be adjusted in future periods based on a multitude of factors, including but not limited to taxable income generation, and such adjustments may be material to the Consolidated Financial Statements.

The Company’s effective tax rate for the first quarter ended January 31, 2015 and 2014 was 0.0%. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets.

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

In certain cases, exposure to loss may exist in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate of reasonably possible losses, in excess of amounts accrued, for current legal proceedings not covered by insurance is not greater than $0.4 million at January 31, 2015 and may be substantially lower than this amount. Any estimate involves significant judgment, given the varying stages of the proceedings (including cases in preliminary stages), as well as numerous unresolved issues that may impact the outcome of a proceeding. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate. The current loss estimate excludes legal and professional fees associated with defending such proceedings. These fees are expensed as incurred and may be material to the Company's Consolidated Financial Statements in a particular period.

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

As of January 31, 2015 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations:	2015	2016	2017	2018	2019	Residual	Total

Non-cancelable operating leases	$327,318	$427,348	$367,939	$278,632	$174,088	$21,000	$1,596,325

Term debt	10,034,253	255,205	20,781	-	-	-	10,310,239

Obligations under capital lease	11,281	15,853	12,528	-	-	-	39,662

Debt discount	(55,216)	-	-	-	-	-	(55,216)

Notes payable - related party	2,500,000	-	-	-	-	-	2,500,000

	$12,817,636	$698,406	$401,248	$278,632	$174,088	$21,000	$14,391,010

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

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

The identifiable assets are reflective of non-GAAP assets reported on the Company's internal balance sheets and are typically adjusted for taxes and other items excluded for segment reporting. The assets are classified based on the primary functional segment category as reported on the internal balance sheets. Therefore the actual segment assets may not directly correspond with the segment operating (loss) income reported herein. The Company had certain assets classified as held for sale at January 31, 2015 and 2014 of $256,832 and $461,443, respectively. These assets were part of the printing and newspaper segments prior to the reclassification as assets held for sale. The total assets reported on the Company's balance sheets as of January 31, 2015 and January 31, 2014 were $23,695,441 and $24,971,668, respectively. The identifiable assets reported below represent $23,438,609 and $24,510,225 at January 31, 2015 and 2014, respectively.

The table below presents information about reported segments for the three months ended January 31:

2015 Quarter 1	Printing	Office Products & Furniture	Total

Revenues	$9,916,899	$6,212,973	$16,129,872
Elimination of intersegment revenue	(528,377)	(801,235)	(1,329,612)
Consolidated revenues	$9,388,522	$5,411,738	$14,800,260

Operating (loss)	(93,197)	(110,743)	(203,940)
Depreciation & amortization	379,643	22,359	402,002
Capital expenditures	377,301	70,194	447,495
Identifiable assets	16,633,275	6,805,334	23,438,609
Goodwill	-	1,230,485	1,230,485

2014 Quarter 1	Printing	Office Products & Furniture	Total

Revenues	$9,847,054	$6,890,038	$16,737,092
Elimination of intersegment revenue	(488,446)	(825,948)	(1,314,394)
Consolidated revenues	$9,358,608	$6,064,090	$15,422,698

Operating (loss)	(287,061)	(73,091)	(360,152)
Depreciation & amortization	494,712	26,360	521,072
Capital expenditures	123,979	5,655	129,634
Identifiable assets	17,151,052	7,359,173	24,510,225
Goodwill	-	1,230,485	1,230,485

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

A reconciliation of total segment revenue, assets and operating (loss) to consolidated (loss) before income taxes for the three months ended January 31, 2015 and 2014 is as follows:

	Three months ended January 31,
	2015	2014
Revenues:
Total segment revenues	$16,129,872	$16,737,092
Elimination of intersegment revenue	(1,329,612)	(1,314,394)
Consolidated revenue	$14,800,260	$15,422,698

Operating (loss):
Total segment operating (loss)	$(203,940)	$(360,152)
Interest expense - related party	(20,764)	(20,764)
Interest expense	(263,977)	(263,761)
Other income	20,863	14,494
Consolidated (loss) before income taxes	$(467,818)	$(630,183)

Identifiable assets:
Total segment identifiable assets	$23,438,609	$24,510,225
Elimination of intersegment assets and assets held for sale	256,832	461,443
Total consolidated assets	$23,695,441	$24,971,668

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 9. Fair Value Measurements

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

The Company does not believe it is practicable to estimate the fair value of its variable interest-bearing debt with a private lender and its subordinated debt to a related party due primarily to the fact that an active market for the Company’s debt does not exist.

The term debt not discussed herein had a carrying value of approximately $0.6 million and the Company believes carrying value approximates fair value for this debt based on recent market conditions, collateral support, recent borrowings and other factors.

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

Note 10. Acquired Intangible Assets and Goodwill

	January 31, 2015		October 31, 2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Non-compete agreement	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Customer relationships	2,451,073	1,301,655	2,451,073	1,271,130
Other	564,946	564,946	564,946	564,946
	4,016,019	2,866,601	4,016,019	2,836,076

Unamortizable intangible assets:
Goodwill	1,737,763	507,278	1,737,763	507,278
	1,737,763	507,278	1,737,763	507,278

Total goodwill and other intangibles	$5,753,782	$3,373,879	$5,753,782	$3,343,354

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Amortization expense for the three months ended January 31, 2015 and 2014 was $31,000 and $35,000 respectively. Customer relationships are being amortized over a period of 20 years, related to the acquisition of Syscan in 2004. The weighted average remaining life of the Company's amortizable intangible assets was approximately 5 years.

Estimated amortization expense for each of the following years is:
2015	$91,573
2016	122,098
2017	122,098
2018	122,098
2019	122,098
Thereafter	569,453
$1,149,418

The changes in the carrying amount of goodwill and other amortizing intangibles for the three months ended January 31, 2015 were:

Goodwill:

	Printing	Office Products and Furniture	Total

Balance at October 31, 2014
Goodwill	$2,226,837	$1,230,485	$3,457,322
Accumulated impairment losses	(2,226,837)	-	(2,226,837)
	-	1,230,485	1,230,485

Goodwill acquired three months ended January 31, 2015	-	-	-
Impairment losses three months ended January 31, 2015	-	-	-

Balance at January 31, 2015
Goodwill	2,226,837	1,230,485	3,457,322
Accumulated impairment losses	(2,226,837)	-	(2,226,837)
	$-	$1,230,485	$1,230,485

Amortizing Intangible Assets (net of amortization expense):

	Printing	Office Products and Furniture	Total

Balance at October 31, 2014:
Amortizing intangible assets	$395,206	$784,737	$1,179,943
Accumulated impairment losses	-	-	-
	395,206	784,737	1,179,943

Amortizing intangible assets acquired three months ended January 31, 2015	-	-	-
Impairment losses three months ended January 31, 2015	-	-	-
Amortization expense	10,151	20,374	30,525

Balance at January 31, 2015:
Amortizing intangible assets	385,055	764,363	1,149,418
Accumulated impairment losses	-	-	-
	$385,055	$764,363	$1,149,418

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

	Three Months Ended January 31,
	2015		2014
Revenues:
Printing	$9,388,522	63.4%	$9,358,608	60.7%
Office products and office furniture	5,411,738	36.6	6,064,090	39.3
Total revenues	14,800,260	100.0	15,422,698	100.0

Cost of sales:
Printing	7,096,505	48.0	7,226,610	46.8
Office products and office furniture	3,954,772	26.7	4,435,766	28.8
Total cost of sales	11,051,277	74.7	11,662,376	75.6

G Gross profit	3,748,983	25.3	3,760,322	24.4

Selling, general and administrative expenses	3,952,923	26.7	4,120,474	26.7

(Loss) from operations	(203,940)	(1.4)	(360,152)	(2.3)

Interest expense - related party	(20,764)	(0.1)	(20,764)	(0.1)
Interest expense	(263,977)	(1.8)	(263,761)	(1.8)
Other income	20,863	0.1	14,494	0.1

(Loss) before taxes	(467,818)	(3.2)	(630,183)	(4.1)
Income tax (expense)/benefit	-	-	-	0.0
Net (loss)	$(467,818)	(3.2)%	$(630,183)	(4.1)%

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended January 31, 2015 Compared to Three Months Ended January 31, 2014

Revenues

Total revenues decreased 4.0% in the first quarter of 2015 compared to the same period in 2014, to $14.8 million from $15.4 million.

Printing revenue for the first quarter of fiscal 2015 increased 0.3% when compared to the first quarter of fiscal 2014. The increases in printing revenue were reflective of stabilization of printing as a whole and increases in many of our production divisions; specifically within our print on demand and mail services unit.

Office products and office furniture revenue decreased 10.8% in the first quarter of fiscal 2015 to $5.4 million from $6.1 million in the first quarter of fiscal 2014. The decrease in the office products and office furniture revenues were mainly attributable to decreases in sales at our Capitol Business Interiors operating unit. This unit sells office furniture and design services associated with office design projects of both private and governmental entities. This unit’s jobs are typically few in quantity but high in dollar sales volume. Given this, sales are not recurring in nature and thus can vary significantly throughout the year. We expect the revenue decreases within this operating unit to dissipate and the sales of the office supply and office furniture reporting unit as a whole to remain stable over the course of fiscal 2015 when compared to 2014.

Cost of Sales

Cost of sales decreased 5.2% in the first quarter of fiscal 2015 to $11.1 million from $11.7 million in the same period of 2014. Cost of sales decreased slightly to 74.7% as a percentage of sales in the fiscal first quarter of 2015 compared to 75.6% during the same period last year.

Printing cost of sales in the first quarter of fiscal 2015 decreased over the prior year and decreased as a percentage of printing sales from 77.2% in 2014 to 75.6% in 2015. This decrease in cost represents several factors including higher sales of products that yield better margins as well as lower overhead attributable to production. The printing gross margin dollars increased when compared to the comparable period in the prior year due to higher printing sales coupled with lower costs.

Office products and office furniture cost of sales decreased $0.5 million but were relatively flat as a percentage of office products and furniture sales in the first quarters of fiscal 2015 and 2014 at 73.1%.  Given the lower sales volume, gross margin dollars for the office products and office furniture reporting unit decreased year over year $0.2 million but gross margin percent was relatively stable at 26.9%.

Operating Expenses

In the first quarter of 2015, selling, general and administrative (SG&A) expenses decreased to $4.0 million from $4.1 million in 2014, a decrease of $0.2 million or 4.1%. As a percentage of total sales, the SG&A remained steady on a quarter to quarter basis at 26.7%.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Segment Operating (Loss) Income

The printing segment reported an operating loss in the first quarter of 2015 of $(0.1) million compared to an operating loss of $(0.3) million in the first quarter of 2014. The decrease in operating loss for the first quarter compared to 2014 was from higher printing revenue and better gross profit margins as well as keeping overhead costs in line with sales volume.

The office products and office furniture segment reported an operating loss of $(0.1) million in the first quarter of 2015 and 2014. The losses are due to overhead costs that outweighed gross profit. The office products and office furniture reporting unit was able to contain operating losses when comparing 2015 to 2014 because margins were stable and overhead was kept in line with sales volume.

(Loss) income from Operations

The loss from operations in the first quarter of 2015 was $(0.2) million compared to a loss from operations of $(0.4) million in the first quarter of 2014. The decrease in operating loss is the result of the factors previously discussed.

Other Income (expense)

Other (expense), was relatively unchanged at $(0.3) million in the first quarter of 2015 when compared to the same period in 2014. This is mainly comprised of interest expense on the company’s debt for the first three month of fiscal 2015.

Income Taxes

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company had determined that a full valuation allowance was warranted at October 31, 2014. The Company reassessed its previous determination regarding its valuation allowance and determined that a full valuation allowance was warranted at January 31, 2015. The amount of deferred tax asset considered realizable could be adjusted in future periods based on a multitude of factors, including but not limited to taxable income generation, and such adjustments may be material to the Consolidated Financial Statements.

The Company’s effective tax rate for the first quarter ended January 31, 2015 and 2014 was 0.0%. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets.

Net (loss)

Net (loss) for the first quarter of 2015 was $(0.5) million compared to a net loss of $(0.6) million in the first quarter of 2014. Basic and diluted (loss) per share for the three months ended January 31, 2015 and 2014 were a loss of $(0.04) and of $(0.06).

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

Liquidity and Capital Resources

Statement of Cash Flows (Continuing Operations)

Net cash provided by operations for the three months ended January 31, 2015, was $0.8 million compared to net cash (used in) operations of $(1.0) million during the same period in 2014. This change in net cash from operations is due primarily to changes in assets and liabilities.

Net cash (used in) investing activities for the three months ended January 31, 2015 was $(0.4) million compared to $(0.1) million during the same period in 2014. The net cash used in investing activities during the first three months of 2015 and 2014 were primarily related to the purchases of equipment and vehicles.

Net cash (used in) financing activities for the three months ended January 31, 2015 was $(0.8) million compared to $(0.1) million during the same period in 2014. In 2015 the net cash (used in) financing activities primarily related to payments of term debt; including repayment of $0.8 million of short-term loans used to fund large furniture projects. For the same period in 2014, net cash (used in) financing activities were related to scheduled principal payments of long-term debt.

Statement of Cash Flows (Discontinued Operations)

The Company has reported cash flows from discontinued operations as a discrete single item. During the first three months of fiscal 2015, the Company had no cash flows related to discontinued operations. In the same period of 2014, the Company had cash flows from discontinued operations related to operating activities, but not investing or financing activities. Net cash provided by operating activities of discontinued operations were $32,000 during the first three months of fiscal 2014. These funds provided by discontinued operations resulted from collection of accounts receivable from a former operating division.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Liquidity and Capital Resources

As of January 31, 2015, the Company had cash of $0.4 million. This is compared to $0.8 million at the Company’s fiscal year end October 31, 2014. For the better part of the last year, we have been able to maintain a cash buffer and operate on a working capital basis. This has been accomplished by communicating with our vendors and establishing consistency in payment of trade payables as well as monitoring collections of trade receivables.

At January 31, 2015 the Company had a working capital deficit of $(6.3) million. This is a result of the current classification of the Company’s term debt and note payable to shareholder maturing April 1, 2015.

The Company's October 2013 Credit Agreement expires April 1, 2015. At that time the Company will be required to repay $9.6 million to its Secured Lender. Currently, the Company is in discussions with various financial institutions to secure longer term financing and will use these funds to repay its outstanding debt to its current Secured Lender. In addition, the Company has a $2.5 million note payable to its Chairman of the Board and Chief Executive Officer, Marshall T. Reynolds, maturing April 1, 2015. The Company is currently working on plans to extend or otherwise satisfy this maturing obligation without an immediate need for liquidity, and anticipates accomplishing this in the second quarter of fiscal 2015.

In addition to, and irrespective of, the Company’s maturing debt obligations, we face liquidity related challenges in the foreseeable future; including:

•	Continual management of our receipts and disbursements to improve and maintain days sales outstanding for trade receivables and days outstanding for trade payables.
•	Carefully monitor capital expenditures to assure cash flow is maximized.
•	Funding necessary capital expenditures to assure the Company remains competitive and positions itself for operations beyond one year.
•	Operating the company on a working capital basis without a revolving line of credit.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first three months of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in risk factors from disclosures previously reported in our annual report on Form 10-K for the fiscal year ended October 31, 2014.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

a)	Exhibits:

(31.1)	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Marshall T. Reynolds	Exhibit 31.1-p1
(31.2)	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Justin T. Evans	Exhibit 31.2-p1
(32)	Marshall T. Reynolds and Justin T. Evans Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002	Exhibit 32 -p1

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION INDUSTRIES, INC.

Date: March 17, 2015	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: March 17, 2015	/s/ Justin T. Evans
Justin T. Evans
Senior Vice President and Chief Financial Officer