Form 10-Q
period 2015-04-30
CHAMPION INDUSTRIES INC
filed 2015-06-15
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No ✓ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at April 30, 2015
Common stock, $1.00 par value per share	11,299,528 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	April 30,	October 31,
	2015	2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$717,363	$818,438
Accounts receivable, net of allowance of $533,000 and $688,000	9,912,624	9,512,731
Inventories	4,242,805	3,969,992
Other current assets	472,785	226,307
Assets held for sale	256,832	256,832
Total current assets	15,602,409	14,784,300

Property and equipment, at cost:
Land	1,254,195	1,254,195
Buildings and improvements	4,653,401	4,923,113
Machinery and equipment	33,388,304	33,297,081
Equipment under capital lease	72,528	72,528
Furniture and fixtures	3,707,516	3,639,966
Vehicles	2,595,345	2,488,981
	45,671,289	45,675,864
Less accumulated depreciation	(39,308,106)	(38,991,652)
	6,363,183	6,684,212

Goodwill	1,230,485	1,230,485
Deferred financing costs	13,030	69,644
Other intangibles, net of accumulated amortization	1,118,894	1,179,943
Other assets	59,809	59,809
	2,422,218	2,539,881
Total assets	$24,387,810	$24,008,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,536,131	$4,518,634
Accrued payroll and commissions	718,864	583,529
Taxes accrued and withheld	684,352	666,166
Accrued expenses	1,686,611	1,553,978
Debt discount (Note 5)	-	(138,520)
Notes payable (Note 5)	1,850,280	10,947,218
Notes payable - related party (Note 5)	2,500,000	2,500,000
Capital lease obligations (Note 5)	15,385	14,931
Total current liabilities	12,991,623	20,645,936

Long-term debt, net of current portion:
Notes payable (Note 5)	8,590,149	128,690
Capital lease obligations (Note 5)	20,573	28,381

Total liabilities	21,602,345	20,803,007

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 Class A voting shares authorized; 11,299,528 shares issued and outstanding	11,299,528	11,299,528
Additional paid-in capital	24,279,179	24,279,179
Retained deficit	(32,793,242)	(32,373,321)
Total shareholders' equity	2,785,465	3,205,386
Total liabilities and shareholders’ equity	$24,387,810	$24,008,393

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended April 30,		Six Months Ended April 30,

	2015	2014	2015	2014
Revenues:
Printing	$9,119,073	$9,667,563	$18,507,595	$19,026,172
Office products and office furniture	7,170,035	5,364,717	12,581,773	11,428,807
Total revenues	16,289,108	15,032,280	31,089,368	30,454,979

Cost of sales:
Printing	6,710,558	7,151,120	13,807,063	14,377,730
Office products and office furniture	5,400,916	3,974,004	9,355,688	8,409,771
Total cost of sales	12,111,474	11,125,124	23,162,751	22,787,501

Gross profit	4,177,634	3,907,156	7,926,617	7,667,478

Selling, general and administrative expenses	3,839,236	4,085,604	7,792,159	8,206,078

Income (loss) from operations	338,398	(178,448)	134,458	(538,600)

Other income (expenses):
Interest expense - related party	(20,087)	(20,087)	(40,851)	(40,851)
Interest expense	(206,076)	(256,604)	(470,053)	(520,365)
Other	(64,338)	206,644	(43,475)	221,138
	(290,501)	(70,047)	(554,379)	(340,078)

Income (loss) before income taxes	47,897	(248,495)	(419,921)	(878,678)
Income tax expense	-	-	-	-
Net income (loss)	$47,897	$(248,495)	$(419,921)	$(878,678)

Income (loss) per share:
Basic and Diluted income (loss) per common share	$-	$(0.02)	$(0.04)	$(0.08)

Weighted average shares outstanding:
Basic and Diluted	11,300,000	11,300,000	11,300,000	11,300,000

See notes to consolidated financial statements.

  Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended April 30,
	2015	2014

Cash flows from operating activities:
Net (loss)	$(419,921)	$(878,678)

Adjustments to reconcile net (loss) from continuing operations to cash provided by (used in) operating activities:
Depreciation and amortization	817,047	1,034,296
Loss (gain) on sale/disposal of assets	66,278	(214,551)
Allowance for doubtful accounts	3,167	35,594
Deferred financing costs / debt discount	182,478	259,097
Changes in assets and liabilities:
Accounts receivable	(403,061)	(37,732)
Inventories	(272,813)	272,169
Other current assets	(246,478)	85,280
Accounts payable	1,017,497	(1,254,871)
Accrued payroll and commissions	135,335	(205,223)
Taxes accrued and withheld	18,186	(23,471)
Accrued expenses	132,633	(117,781)
Other liabilities	-	(150)
Net cash provided by (used in) operating activities continuing operations	1,030,348	(1,046,021)
Net cash provided by operating activities discontinued operations	-	66,047
	1,030,348	(979,974)

Cash flows from investing activities:
Purchase of property and equipment	(560,004)	(299,959)
Proceeds from sale of fixed assets	58,758	454,829
Change in other assets	12,656	(8,643)
Net cash (used in) provided by investing activities	(488,590)	146,227

Cash flows from financing activities:
Proceeds from term debt	1,151,685	254,882
Principal payments on term debt	(1,794,518)	(514,601)
Net cash used in financing activities	(642,833)	(259,719)

Net decrease in cash and cash equivalents	(101,075)	(1,093,466)
Cash and cash equivalents at beginning of period	818,438	1,428,542
Cash and cash equivalents at end of period	$717,363	$335,076

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

Newly Issued Accounting Standards

Effective July 1, 2009, changes to the ASC are communicated through an ASU. As of April 30, 2015, the FASB has issued ASU’s 2009-01 through 2015-06. The Company reviewed each ASU and determined that they will not have a material impact on the Company’s financial position, results of operations or cash flows, other than related disclosures to the extent applicable.

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

Note 2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options and warrants. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants using the treasury stock method. There was no dilutive effect for the three and six months ended April 30, 2015 and 2014.

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

At the dates indicated inventories consisted of the following:

	April 30, 2015	October 31, 2014
Printing:
Raw materials	$1,242,504	$1,180,361
Work in process	622,685	539,023
Finished goods	1,070,220	1,131,430
Office products and office furniture	1,307,396	1,119,178
Total	$4,242,805	$3,969,992

Note 5. Debt

At the dates indicated debt consisted of the following:

	April 30,	October 31,
	2015	2014
Term Note A dated October 7, 2013, due in monthly installments of $50,000 plus interest payments equal to the prime rate of interest plus 2% maturing April 1, 2017, collateralized by substantially all of the assets of the Company.	$9,050,000	$9,850,000
Installment notes payable to banks, due in monthly installments plus interest at rates approximating the bank’s prime rate or the prime rate subject to various floors maturing in various periods through February 2017, collateralized by equipment and vehicles.	540,429	475,908
Notes payable to shareholders. The shareholder note of $2.5 million plus all accrued interest was initially due in one balloon payment in September 2014; pursuant to Term Note A, the maturity was adjusted to April 2015. The interest is accrued on this note at a rate of 3.25%. On June 15, 2015, subsequent to the April 30, 2015 Balance Sheet date, the Company’s Board of Directors approved the conversion of this note to Preferred Stock equity. See Note 11 for information on this conversion.	2,500,000	2,500,000
Notes payable to a bank, due August 2015, respectively including interest accrued at 5.00% collateralized by specific accounts receivable of the Company	850,000	750,000
Capital lease obligation for printing equipment at an imputed interest rate of 6.02% per annum	35,958	43,312
Unamortized debt discount	-	(138,520)
	12,976,387	13,480,700
Less current portion long-term debt	3,500,280	12,697,218
Less current portion obligation under capital lease	15,385	14,931
Less short-term debt	850,000	750,000
Less debt discount	-	(138,520)
Long-term debt, net of current portion and capital lease obligation	$8,610,722	$157,071

Continuing operations:
Long-term debt, net of current portion	$8,590,149	$128,690
Long-term capital lease obligation	20,573	28,381
Current portion of long-term debt	1,000,280	10,197,218
Long-term notes payable to related party	2,500,000	2,500,000
Current portion of capital lease obligation	15,385	14,931
Short-term debt	850,000	750,000
Debt discount	-	(138,520)
Total indebtedness	$12,976,387	$13,480,700

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 6. Income taxes

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company had determined that a full valuation allowance was warranted at October 31, 2014. The Company reassessed its previous determination regarding its valuation allowance and although the Company has positive operating trends, it was determined that a full valuation allowance was still warranted at April 30, 2015. The amount of deferred tax asset considered realizable could be adjusted in future periods and such adjustments may be material to the Consolidated Financial Statements.

The Company’s effective tax rate for continuing operations for the three and six months ended April 30, 2015 and 2014 was 0.0%. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets.

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

In certain cases, exposure to loss may exist in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate of reasonably possible losses, in excess of amounts accrued, for current legal proceedings not covered by insurance is not greater than $0.4 million at April 30, 2015 and may be substantially lower than this amount. Any estimate involves significant judgment, given the varying stages of the proceedings (including cases in preliminary stages), as well as numerous unresolved issues that may impact the outcome of a proceeding. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate. The current loss estimate excludes legal and professional fees associated with defending such proceedings. These fees are expensed as incurred and may be material to the Company's Consolidated Financial Statements in a particular period.

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

At April 30, 2015 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations	2015	2016	2017	2018	2019	Residual	Total

Non-cancelable operating leases	$237,172	$427,348	$367,939	$278,632	$174,088	$21,000	$1,506,179

Term debt	1,397,972	866,521	8,175,936	-	-	-	10,440,429

Obligations under capital lease	7,577	15,853	12,528	-	-	-	35,958

Debt discount	-	-	-	-	-	-	-

Notes payable - related party	2,500,000	-	-	-	-	-	2,500,000

	$4,142,721	$1,309,722	$8,556,403	$278,632	$174,088	$21,000	$14,482,566

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

The identifiable assets are reflective of non-GAAP assets reported on the Company's internal balance sheets and taxes and other items excluded for segment reporting. The assets are classified based on the primary functional segment category as reported on the internal balance sheets. Therefore the actual segment assets may not directly correspond with the segment operating (loss) income reported herein. The Company has certain assets classified as held for sale representing $256,832 at April 30, 2015 and $315,275 at April 30, 2014. These assets were part of the printing and newspaper segments prior to the reclassification as assets held for sale. The total assets reported on the Company's balance sheets as of April 30, 2015 and April 30, 2014 are $24,387,810 and $24,960,967, respectively. The identifiable assets reported below represent $24,130,978 and $24,645,692.

The tables below present information about reported segments for the three (Quarter 2) and six months (Year to Date) ended April 30:

2015 Quarter 2	Printing	Office Products & Furniture	Total

Revenues	$9,674,038	$7,831,722	$17,505,760
Elimination of intersegment revenue	(554,965)	(661,687)	(1,216,652)
Consolidated revenues	$9,119,073	$7,170,035	$16,289,108

Operating income (loss)	355,970	(17,572)	338,398
Depreciation & amortization	390,623	24,422	415,045
Capital expenditures	112,509	-	112,509
Identifiable assets	16,254,808	7,876,170	24,130,978
Goodwill	-	1,230,485	1,230,485

2014 Quarter 2	Printing	Office Products & Furniture	Total

Revenues	$10,166,681	$6,113,724	$16,280,405
Elimination of intersegment revenue	(499,118)	(749,007)	(1,248,125)
Consolidated revenues	$9,667,563	$5,364,717	$15,032,280

Operating income (loss)	61,636	(240,084)	(178,448)
Depreciation & amortization	486,863	26,361	513,224
Capital expenditures	158,240	12,085	170,325
Identifiable assets	17,109,632	7,536,060	24,645,692
Goodwill	-	1,230,485	1,230,485

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

2015 Year to Date	Printing	Office Products & Furniture	Total

Revenues	$19,590,937	$14,044,695	$33,635,632
Elimination of intersegment revenue	(1,083,342)	(1,462,922)	(2,546,264)
Consolidated revenues	$18,507,595	$12,581,773	$31,089,368

Operating income (loss)	262,773	(128,315)	134,458
Depreciation & amortization	770,266	46,781	817,047
Capital expenditures	489,810	70,194	560,004
Identifiable assets	16,254,808	7,876,170	24,130,978
Goodwill	-	1,230,485	1,230,485

2014 Year to Date	Printing	Office Products & Furniture	Total

Revenues	$20,013,735	$13,003,762	$33,017,497
Elimination of intersegment revenue	(987,563)	(1,574,955)	(2,562,518)
Consolidated revenues	$19,026,172	$11,428,807	$30,454,979

Operating (loss)	(225,425)	(313,175)	(538,600)
Depreciation & amortization	981,575	52,721	1,034,296
Capital expenditures	282,219	17,740	299,959
Identifiable assets	17,109,632	7,536,060	24,645,692
Goodwill	-	1,230,485	1,230,485

A reconciliation of total segment revenue, assets and operating income (loss) to consolidated income (loss) before income taxes, for the three and six months ended April 30, 2015 and 2014 is as follows:

	Three months		Six months
	2015	2014	2015	2014
Revenues:
Total segment revenues	$17,505,760	$16,280,405	$33,635,632	$33,017,497
Elimination of intersegment revenue	(1,216,652)	(1,248,125)	(2,546,264)	(2,562,518)
Consolidated revenue	$16,289,108	$15,032,280	$31,089,368	$30,454,979

Operating income (loss) from continuing operations:
Total segment operating income (loss)	$338,398	$(178,448)	$134,458	$(538,600)
Interest expense - related party	(20,087)	(20,087)	(40,851)	(40,851)
Interest expense	(206,076)	(256,604)	(470,053)	(520,365)
Other (expense) income	(64,338)	206,644	(43,475)	221,138
Consolidated income (loss) before income taxes	$47,897	$(248,495)	$(419,921)	$(878,678)

Identifiable assets:
Total segment identifiable assets	$24,130,978	$24,645,692	$24,130,978	$24,645,692
Assets not allocated to a segment	256,832	315,275	256,832	315,275
Total consolidated assets	$24,387,810	$24,960,967	$24,387,810	$24,960,967

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

The term debt not discussed herein had a carrying value of approximately $1.4 million and the Company believes carrying value approximates fair value for this debt based on recent market conditions, collateral support, recent borrowings and other factors.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 10. Acquired Intangible Assets and Goodwill

	April 30, 2015		October 31, 2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Non-compete agreement	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Customer relationships	2,451,073	1,332,179	2,451,073	1,271,130
Other	564,946	564,946	564,946	564,946
	4,016,019	2,897,125	4,016,019	2,836,076

Unamortizable intangible assets:
Goodwill	1,737,763	507,278	1,737,763	507,278
	1,737,763	507,278	1,737,763	507,278

Total goodwill and other intangibles	$5,753,782	$3,404,403	$5,753,782	$3,343,354

Amortization expense for the three and six months ended April 30, 2015 was $31,000 and $61,000, and for the three and six months ended April 30, 2014 was $32,000 and $67,000, respectively. Customer relationships are being amortized over a period of 20 years, related to the acquisition of Syscan in 2004. The weighted average remaining life of the Company's amortizable intangible assets was approximately 5 years.

Estimated amortization expense for each of the following years is:

2015	$61,049
2016	122,098
2017	122,098
2018	122,098
2019	122,098
Thereafter	569,453
$1,118,894

The changes in the carrying amount of goodwill and other amortizing intangibles for the six months ended April 30, 2015 were:

Goodwill:

	Printing	Office Products and Furniture	Total

Balance at October 31, 2014
Goodwill	$2,226,837	$1,230,485	$3,457,322
Accumulated impairment losses	(2,226,837)	-	(2,226,837)
	-	1,230,485	1,230,485

Goodwill acquired six months ended April 30, 2015	-	-	-
Impairment losses six months ended April 30, 2015	-	-	-

Balance at April 30, 2015
Goodwill	2,226,837	1,230,485	3,457,322
Accumulated impairment losses	(2,226,837)	-	(2,226,837)
	$-	$1,230,485	$1,230,485

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Amortizing Intangible Assets (net of amortization expense):

	Printing	Office Products and Furniture	Total

Balance at October 31, 2014
Amortizing intangible assets	$395,206	$784,737	$1,179,943
Accumulated impairment losses	-	-	-
	395,206	784,737	1,179,943

Amortizing intangible assets acquired six months ended April 30, 2015	-	-	-
Impairment losses six months ended April 30, 2015	-	-	-
Amortization expense	20,451	40,598	61,049

Balance at April 30, 2015
Amortizing intangible assets	374,755	744,139	1,118,894
Accumulated impairment losses	-	-	-
	$374,755	$744,139	$1,118,894

Note 11. Subsequent Events

The Company has evaluated subsequent events through June 15, 2015 for the Balance Sheet dated April 30, 2015.

On June 15, 2015 the Company’s Board of Directors approved the conversion of the Company’s $2.5 million related party debt to Preferred Stock equity. The Preferred Stock will pay a 6.00% or 0.00% annual dividend contingent on the Company’s income after income taxes. If the Company's income after income taxes is $1.0 million or greater, the dividend rate is 6.00%; if the Company's income after income taxes is less than $1.0 million, the dividend rate is 0.00%.

This conversion will reduce the Company’s liabilities by $2.5 million and increase its equity by $2.5 million. In addition, this conversion will reduce the Company’s annual interest expense by $0.1 million. However, contingent on the after income tax income, this conversion could trigger the payment of an annual Preferred Stock dividend of $0.2 million or zero. If the $1.0 million after income tax income target is achieved, the Company’s annual cash outflow would increase $0.1 million, or decrease $0.1 million if the $1.0 million after income tax income target is not achieved. See Note 5 to the Consolidated Financial Statements for more information on the Company's related party debt.

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

	Percentage of Total Revenues
	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014
Revenues:
Printing	56.0%	64.3%	59.5%	62.5%
Office products and office furniture	44.0	35.7	40.5	37.5
Total revenues	100.0	100.0	100.0	100.0

Cost of sales:
Printing	41.2	47.6	44.4	47.2
Office products and office furniture	33.2	26.4	30.1	27.6
Total cost of sales	74.4	74.0	74.5	74.8

Gross profit	25.6	26.0	25.5	25.2
Selling, general and administrative expenses	23.5	27.2	25.1	27.0
(Loss) income from operations	2.1	(1.2)	0.4	(1.8)

Interest expense - related party	(0.1)	(0.1)	(0.1)	(0.1)
Interest expense	(1.3)	(1.7)	(1.6)	(1.7)
Other income	(0.4)	1.3	(0.1)	0.7

(Loss) before taxes	0.3	(1.7)	(1.4)	(2.9)
Income tax expense	0.0	0.0	0.0	0.0
Net income	0.3%	(1.7)%	(1.4)%	(2.9)%

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended April 30, 2015 Compared to Three Months Ended April 30, 2014

Revenues

Total revenues increased $1.3 million or 8.4% in the second quarter of 2015 compared to the same period in 2014 to $16.3 million from $15.0 million.

Printing revenue decreased $0.5 million or 5.7% in the second quarter of 2015 to $9.1 million from $9.7 million when compared to the second quarter of 2014. The printing revenue decrease in the second quarter of 2015 compared to the same period in 2014 was primarily reflective of customer specific sales decreases and turnover within three of the printing divisions. The remainder of the divisions within the printing segment increased sales year over year or were flat. We do not anticipate significant sales declines from customer turnover in the near term.

Office products and office furniture revenue increased $1.8 million or 33.7% in the second quarter of 2015 to $7.2 million from $5.4 million in the second quarter of 2014. The office products and office furniture sales increase in the second quarter of 2015, when compared to the second quarter of 2014, is due to higher office furniture sales. Office product sales were relatively flat quarter over quarter.

Cost of Sales

Total cost of sales increased $1.0 million or 8.9% in the second quarter of 2015 to $12.1 million from $11.1 million in the second quarter of 2014. As a percentage of sales cost of sales were 74.4% in the second quarter of 2015 compared to 74.0% in the same period in 2014.
Printing cost of sales in the second quarter of 2015 decreased $0.4 million or 6.2% and decreased as a percentage of printing sales from 74.0% in 2014 to 73.6% in 2015.

Office products and office furniture cost of sales increased in the second quarter of 2015 from the same period in 2014 due to higher sales. As a percentage of office products and office furniture sales, cost of sales increased from 74.1% in 2014 to 75.3% in 2015 due to the large dollar volume and small transaction volume of furniture jobs that compressed sales margins as well as slightly higher cost of office products and office furniture.

Operating Expenses

In the second quarter of 2015, selling, general and administrative ("SG&A") expenses decreased $0.2 million or 6.0% to $3.8 million from $4.1 million during the same period in 2014. As a percentage of total sales, SG&A expenses decreased on a quarter to quarter basis in 2015 to 23.5% from 27.2% in 2014. The decrease in SG&A in total and as a percentage of sales in the fiscal second quarter of 2015 compared to the same period in 2014 was primarily reflective of lower insurance costs associated with our health insurance plan as well as decreases in depreciation, rent, information technology, and advertising expenses. These decreases were partially offset by increases in payroll, professional, and repair and maintenance expenses. Management intends to continue to maximize efficiency in operations and monitor expenses to properly align with sales levels and industry benchmarks.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Segment Operating Income (Loss)
The printing segment reported an operating income in the second quarter of 2015 of $0.4 million compared to an operating income of $0.1 million in the second quarter of 2014. The increase in operating income was primarily attributable to lower SG&A expenses and slightly higher gross profit margins.

The office products and office furniture segment reported an operating loss of $(18,000) in the second quarter of 2015 compared to an operating loss of $(0.2) million in the second quarter of 2014. The decrease in the operating loss for this segment is the result of higher sales volume.

Income (Loss) from Operations

The income from operations in the second quarter of 2015 was $0.3 million compared to a loss from operations of $(0.2) million in the second quarter of 2014. This increase in profitability in operations was primarily the result of higher sales volume in the office products and office furniture segment and lower costs in the printing segment.

Other Income (Expense)

Other income (expenses), are comprised of interest expense, gains and losses on the sale or disposal of assets, and other miscellaneous income and expenses. On a net basis, other income (expenses) increased $(0.2) million in the second quarter of 2015 when compared to the same period in 2014. Interest expense on related party debt was 20,000 in 2015 and 2014; interest expense on debt was $0.2 million in the second quarter of 2015 compared to $0.3 million for the same period in 2014. Other income (expenses) was a net expense of $(0.1) million in 2015 compared to other income of $0.2 million in 2014. The interest expense on debt was lower in the second quarter of 2015 compared to the same period in 2014 due to lower principal balances on debt during the period. The other expense of $(0.1) million, in the second quarter of 2015, was primarily the result of leasehold improvement write-offs of $(0.1) million. In the same period in 2014 the other income of $0.2 million was due to a gain on the sale of a building. The write-off of the leasehold improvements was due to the move of one of the office products and office furniture divisions to a new facility.

Income Taxes

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company had determined that a full valuation allowance was warranted at October 31, 2014. The Company reassessed its previous determination regarding its valuation allowance and determined that a full valuation allowance was warranted at April 30, 2015. The amount of deferred tax asset considered realizable could be adjusted in future periods based on a multitude of factors, and such adjustments may be material to the Consolidated Financial Statements.

The Company’s effective tax rate for the three months ended April 30, 2015 and 2014 was 0.0%. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets.

Net Income (Loss)

Net income for the second quarter of 2015 was $48,000 compared to a net loss of $(0.2) million in the second quarter of 2014. Basic and diluted income (loss) per share for the three months ended April 30, 2015 and 2014 were an income of $0.0 and a loss of $(0.02), respectively.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Six Months Ended April 30, 2015 Compared to Six Months Ended April 30, 2014

Revenues

Total revenues increased 2.1% in the first six months of 2015 compared to the same period in 2014 to $31.1 million from $30.5 million.

Printing revenue decreased $0.5 million or 2.7% in the six month period ended April 30, 2015 to $18.5 million from $19.0 million in the same period in 2014. The printing revenue decrease for the first six months of 2015 compared to the same period in 2014 was primarily reflective of customer specific sales decreases and turnover within four of our printing divisions. The remaining three divisions within the printing segment increased sales year over year or were flat.

Office products and office furniture revenue increased $1.2 million or 10.1% in the six month period ended April 30, 2015 to $12.6 million from $11.4 million in the same period in 2014. The office products and office furniture sales increase was due to a higher volume of office furniture sales during the first six months of fiscal 2015.

Cost of Sales

Total cost of sales increased $0.4 million or 1.6% in the six months ended April 30, 2015, to $23.2 million from $22.8 million in the six months ended April 30, 2014. As a percentage of total sales, cost of sales decreased slightly to 74.5% for the first six months of fiscal 2015 compared to 74.8% for the same period in 2014.

Printing cost of sales decreased 4.0% in the six months ended April 30, 2015, to $13.8 million from $14.4 million in the six months ended April 30, 2014. The decrease in printing cost of sales was primarily due to the decrease in printing sales. As a percentage of printing sales, cost of sales decreased to 74.6% for the first six months of 2015 compared to 75.6% for the same period in 2014.

Office products and office furniture cost of sales increased 11.2% in the six months ended April 30, 2015, to $9.4 million from $8.4 million for the six months ended April 30, 2014. This was the result of higher sales volume in addition to gross margin compression. The gross margin compression was due to higher dollar sales volume and lower transaction volume of office furniture sales in addition to slightly higher costs of office products and office furniture.

Operating Expenses

During the six months ended April 30, 2015, compared to the same period in 2014, SG&A expenses decreased from 27.0% in 2014 to 25.1% in 2015 as a percentage of sales. Total SG&A expenses decreased $0.4 million. The decrease in SG&A in total dollars and as a percentage of sales was primarily reflective of a decrease in payroll, professional, insurance, depreciation and amortization, advertising, bad debt, and information technology expenses. These decreases were partially offset by higher office, repair and maintenance, travel, and other miscellaneous expenses.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Segment Operating Income (Loss)

The printing segment reported an operating income for the first six months of 2015 of $0.3 million compared to an operating loss of $(0.2) million in the first six months of 2014. This increase in operating income for the printing segment was the result of lower SG&A expenses coupled with increased gross profit margins.

The office products and office furniture segment reported operating loss of $(0.1) million in the first six months of 2015 compared to operating loss of $(0.3) million in the first six months of 2014. This decreased operating loss for the office products and office furniture segment is primarily the result of higher office furniture sales volume that was partially offset by lower gross profit margin.

Income (Loss) from Operations

Income from operations in the six month period ended April 30, 2015, was $0.1 million compared to a loss from operations of $(0.5) million in the same period of 2014. The improvement for 2015 was primarily the result of higher sales volume of office furniture and better margins and lower cost for the printing segment.

Other Income (Expense)

Other expenses, net, increased approximately $(0.2) million in the first six months of 2015 when compared to the same period in 2014 due to a gain of a sale of a building of $0.2 million during the second quarter of 2014. In the second quarter of 2015 the Company recognized a write-down of $(0.1) million for leasehold improvements due to the move to a new facility of one of its office products and office furniture divisions. The increase in other expenses was partially offset by decreased interest expense on lower principal balances of the Company’s debt.

Income Taxes

The Company’s effective tax rate for the six months ended April 30, 2015 and 2014 was 0.0%. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company had determined that a full valuation allowance was warranted at October 31, 2014. The Company reassessed its previous determination regarding its valuation allowance and determined that a full valuation allowance was warranted at April 30, 2015. The amount of deferred tax asset considered realizable could be adjusted in future periods based on a multitude of factors and such adjustments may be material to the Consolidated Financial Statements.

Net (Loss)

Net loss for the six months ended April 30, 2015 was $(0.4) million compared to a net loss of $(0.9) million for the same period in 2014. Basic and diluted loss per share for the six months ended April 30, 2015 was $(0.04) compared to a loss per share of $(0.08) for the same period in 2014.

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

Our operating results depend on the relative strength of the economy on both a regional and national basis. Recessionary conditions applicable to the economy as a whole and specifically to our core business segments have a significant adverse impact on the Company's business.

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

Liquidity and Capital Resources

Statement of Cash Flows

Net cash provided by operations for the six months ended April 30, 2015 was $1.0 million compared to net cash (used in) operations of $(1.0) million during the same period in 2014. This change is due primarily to the decrease in the net loss as well as the timing of changes in assets and liabilities; specifically accounts payable, accounts receivable, and inventory.

Net cash (used in) provided by investing activities for the six months ended April 30, 2015 was $(0.5) million compared to $0.1 million during the same period in 2014. The net cash provided by investing activities during the first six months of 2014 was primarily related to proceeds of $0.5 million from the sale of fixed assets. This was mainly comprised of the sale of a building. In 2015 the Company invested more in property and equipment comparative to 2014.

Net cash (used in) financing activities for the six months ended April 30, 2015 was $(0.6) million compared to $(0.3) million during the same period in 2014. In 2015, the net cash used in financing activities was due to scheduled principal payments as well as a $(0.5) million reduction in debt in April of 2015 from the payment the premium associated with the Company’s October 2013 Credit Agreement. The decreases in debt were partially offset by extensions of credit used to finance large furniture jobs as well as vehicles; the former are short-term in nature and typically are paid within 120 days as the specific receivables are collected. In 2014, the net cash used in financing activities primarily related to scheduled payments of debt that were partially offset by extensions of credit associated with the purchase of vehicles and equipment.

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

The Company's October 2013 Credit Agreement matured April 1, 2015, and was subsequently extended to mature April 1, 2017 under the April 29, 2015 Extension Agreement as filed on the Company’s current report on Form 8-K dated May 12, 2015. The Company intends to continue its efforts operationally after an extended period of challenges with the Previous Secured Lenders. Exclusive of the Company’s debt refinancing for a two year period from April 30, 2015, the Company still faces liquidity related challenges for fiscal 2015 and beyond. The liquidity factors we face include:

· Continuation of our operating plan to rationalize and improve our cost structure.
· Continued management of our receipts and disbursements to improve days sales outstanding for trade receivables   and manage our days outstanding for trade payables.
· Managing our credit relationships.
· Carefully monitor capital expenditures to assure cash flow is maximized.
· The scheduled maturity of the Company’s Credit Facilities on April 1, 2017.
· Operating the Company on a working capital basis without a revolving line of credit.

As of April 30, 2015, the Company had a $0.7 million book cash balance, compared with October 31, 2014 when the Company had a $0.8 million book cash balance. The Company’s working capital deficit as of October 31, 2014 was $(5.9) million, and working capital at April 30, 2015 was $2.6 million. This increase in working capital is reflective of the Company’s debt refinanced to mature in April 2017 as well as improved operating performance. In addition, the Company currently has notes payable to a related party (the Company’s Chairman and CEO) of $2.5 million that matured April 1, 2015 that has been extended indefinitely while the Company evaluates the term and structure of this debt going forward. The Company determined that the classification as current debt was still warranted until such time as a formal agreement is consummated.

The Company has historically used cash generated from operating activities and debt to finance capital expenditures. Management plans to continue making required investments in equipment based on available liquidity. For the foreseeable future, including through Fiscal 2015, the Company's ability to fund operations, meet debt service requirements and make planned capital expenditures is contingent on the Company's ability to manage its working capital and to maintain sufficient trade credit availability.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first six months of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CHAMPION INDUSTRIES, INC.

Date: June 15, 2015	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer

Date: June 15, 2015	/s/ Justin T. Evans
Justin T. Evans
Senior Vice President and Chief Financial Officer