Form 10-K/A
period 2014-10-31
CHAMPION INDUSTRIES INC
filed 2015-09-04
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

Champion Industries, Inc. is filing this amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended October 31, 2014, as filed with the Securities and Exchange Commission on January 29, 2015, to reflect the proper date of the opionion letter from its independent registered accounting firm. The report on page F-2 now reflects the correct date of January 29, 2015.

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
January 29, 2015

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

Twelve Months Ended October 31,
2014
	Printing	Herald-Dispatch	Total
Net sales	$-	$-	$-
(Loss) earnings from discontinued operations	-	-	-
Income tax benefit (expense)	-	-	-
Gain (loss) on sale of discontinued operations	-	-	-
Income tax (expense) benefit on sale	-	-	-
Net earnings (loss) from discontinued operations	-	-	-

	Twelve Months Ended October 31,
	2013
	Printing	Herald-Dispatch	Total
Net sales	$2,190,236	$8,954,004	$11,144,240
(Loss) earnings from discontinued operations	(746,581)	491,367	(255,214)
Income tax benefit (expense)	250,670	(184,608)	66,062
(Loss) gain on sale of discontinued operations	(103,802)	547,106	443,304
Income tax benefit (expense) on sale	34,338	(205,548)	(171,210)
Net (loss) earnings from discontinued operations	(565,375)	648,317	82,942

	Twelve Months Ended October 31,
	2012
	Printing	Herald-Dispatch	Total
Net sales	$19,118,500	$13,991,752	$33,110,252
(Loss) from discontinued operations	(700,817)	(9,579,038)	(10,279,855)
Income tax benefit (expense)	-	-
Gain on sale of discontinued operations	1,567,231	-	1,567,231
Income tax on sale (expense)	-	-	-
Net earnings (loss) from discontinued operations	866,414	(9,579,038)	(8,712,624)

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The major classes of assets and liabilities held for sale and of discontinued operations included in the Consolidated Balance Sheets are as follows:

	Held for sale	Discontinued Operations	Total	Held for sale	Discontinued Operations	Total
	October 31, 2014			October 31, 2013
Assets:
Accounts Receivable	$-	$-	$-	$-	$124,231	$124,231
Inventories	-	-	-	-	-	-
Other current assets	-	-	-	-	-	-
Property and equipment, net	256,832	-	256,832	369,073	-	369,073
Other Assets	-	-	-	-	-	-
Total current assets	256,832	-	256,832	369,073	124,231	493,304
Property and equipment, net	-	-	-	-	-	-
Other assets	-	-	-	-	-	-
Total non-current assets	-	-	-	-	-	-
Total assets held for sale/discontinued operations	$256,832	$-	$256,832	$369,073	$124,231	$493,304

Liabilities:
Accounts payable	$-	$-	$-	$-	$-	$-
Deferred revenue	-	-	-	-	-	-
Accrued payroll and commissions	-	-	-	-	-	-
Taxes accrued and withheld	-	-	-	-	315	315
Accrued expenses	-	-	-	-	-	-
Debt (see Note 3)	-	-	-	-	-	-
Total current liabilities	-	-	-	-	315	315
Total non-current liabilities debt	-	-	-	369,073	123,916	492,989
Total liabilities held for sale/discontinued operations	$-	$-	$-	$369,073	$124,231	$493,304

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