Form 10-Q
period 2015-08-02
CHAMPION INDUSTRIES INC
filed 2015-09-14
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015
OR
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No ✓ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common stock, $1.00 par value per share	11,299,528 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	July 31,	October 31,
	2015	2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$72,543	$818,438
Accounts receivable, net of allowance of $521,000 and $688,000	9,041,791	9,512,731
Inventories	4,166,780	3,969,992
Other current assets	809,026	226,307
Assets held for sale	256,832	256,832
Total current assets	14,346,972	14,784,300

Property and equipment, at cost:
Land	1,254,195	1,254,195
Buildings and improvements	4,680,112	4,923,113
Machinery and equipment	33,456,351	33,297,081
Equipment under capital lease	72,528	72,528
Furniture and fixtures	3,724,480	3,639,966
Vehicles	2,615,971	2,488,981
	45,803,637	45,675,864
Less accumulated depreciation	(39,568,195)	(38,991,652)
	6,235,442	6,684,212

Goodwill	1,230,485	1,230,485
Deferred financing costs	4,655	69,644
Other intangibles, net of accumulated amortization	1,088,369	1,179,943
Other assets	-	59,809
	2,323,509	2,539,881
Total assets	$22,905,923	$24,008,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,139,734	$4,518,634
Accrued payroll and commissions	474,588	583,529
Taxes accrued and withheld	716,711	666,166
Accrued expenses	1,700,942	1,553,978
Debt discount (Note 5)	-	(138,520)
Notes payable (Note 5)	1,747,896	10,947,218
Notes payable - related party (Note 5)	2,500,000	2,500,000
Capital lease obligations (Note 5)	15,617	14,931
Total current liabilities	12,295,488	20,645,936

Long-term debt, net of current portion:
Notes payable (Note 5)	8,460,788	128,690
Capital lease obligations (Note 5)	16,580	28,381

Total liabilities	20,772,856	20,803,007

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 Class A voting shares authorized; 11,299,528 shares issued and outstanding	11,299,528	11,299,528
Additional paid-in capital	24,279,179	24,279,179
Retained deficit	(33,445,640)	(32,373,321)
Total shareholders' equity	2,133,067	3,205,386
Total liabilities and shareholders’ equity	$22,905,923	$24,008,393

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended July 31,		Nine Months Ended July 31,

	2015	2014	2015	2014
Revenues:
Printing	$8,567,378	$8,649,088	$27,074,972	$27,675,260
Office products and office furniture	5,826,751	6,675,445	18,408,524	18,104,252
Total revenues	14,394,129	15,324,533	45,483,496	45,779,512

Cost of sales:
Printing	6,619,027	6,541,617	20,426,090	20,919,347
Office products and office furniture	4,322,724	5,044,082	13,678,412	13,453,853
Total cost of sales	10,941,751	11,585,699	34,104,502	34,373,200

Gross profit	3,452,378	3,738,834	11,378,994	11,406,312

Selling, general and administrative expenses	3,840,912	4,047,856	11,633,071	12,253,934
Loss from operations	(388,534)	(309,022)	(254,077)	(847,622)

Other income (expenses):
Interest expense - related party	(20,763)	(20,764)	(61,615)	(61,615)
Interest expense	(159,329)	(262,076)	(629,381)	(782,441)
Other	7,927	4,400	(35,547)	225,538
	(172,165)	(278,440)	(726,543)	(618,518)

Loss before income taxes	(560,699)	(587,462)	(980,620)	(1,466,140)
Income tax expense	(91,699)	-	(91,699)	-
Net loss	$(652,398)	$(587,462)	$(1,072,319)	$(1,466,140)

Loss per share:
Basic and diluted loss per common share	$(0.06)	$(0.05)	$(0.09)	$(0.13)

Weighted average shares outstanding:
Basic and diluted	11,300,000	11,300,000	11,300,000	11,300,000

See notes to consolidated financial statements.

  Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended July 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,072,319)	$(1,466,140)

Adjustments to reconcile net loss from continuing operations to cash provided by (used in) operating activities:
Depreciation and amortization	1,221,586	1,501,495
Gain on sale of assets	58,765	(218,535)
Allowance for doubtful accounts	(35,952)	(95,763)
Deferred financing costs / debt discount	182,478	384,885
Changes in assets and liabilities:
Accounts receivable	506,891	702,249
Inventories	(196,788)	491,923
Other current assets	(582,719)	22,473
Accounts payable	621,101	(2,531,099)
Accrued payroll and commissions	(108,941)	(144,703)
Taxes accrued and withheld	50,545	63,851
Accrued expenses	146,964	(136,322)
Accrued legal settlement	-	120,000
Other liabilities	-	(150)
Net cash provided by (used in) operating activities continuing operations	791,611	(1,305,836)
Net cash provided by operating activities discontinued operations	-	70,047
	791,611	(1,235,789)

Cash flows from investing activities:
Purchase of property and equipment	(810,165)	(420,859)
Proceeds from sale of fixed assets	70,158	464,229
Other assets	80,840	(15,040)
Net cash (used in) provided by investing activities	(659,167)	28,330

Cash flows from financing activities:
Proceeds from term debt	2,039,258	879,366
Principal payments on term debt	(2,917,597)	(771,970)
Net cash (used in) provided by financing activities	(878,339)	107,396

Net decrease in cash and cash equivalents	(745,895)	(1,100,063)
Cash and cash equivalents at beginning of period	818,438	1,428,542
Cash and cash equivalents at end of period	$72,543	$328,479

  See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation, Business Operations and Recent Accounting Pronouncements

The foregoing financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 2014, and related notes thereto contained in Champion Industries, Inc.’s Form 10-K filed January 29, 2015. The accompanying interim financial information is unaudited. The balance sheet information as of October 31, 2014 was derived from our audited financial statements. The results of operations for the period are not necessarily indicative of the results to be expected for the full year as our business is subject to seasonal fluctuations. Historically, the Company has experienced a greater portion of its profitability in the second and fourth quarters than in the first and third quarters. The second quarter generally reflects increased orders for printing of corporate annual reports and proxy statements. A post-Labor Day increase in demand for printing services and office products coincides with the Company’s fourth quarter.

Reclassifications and Revisions: Certain prior-year amounts have been reclassified to conform to the current year financial statement presentation.

Newly Issued Accounting Standards

Effective July 1, 2009, changes to the ASC are communicated through an ASU. As of July 31, 2015, the FASB has issued ASU’s 2009-01 through 2015-12. The Company reviewed each ASU and determined that they will not have a material impact on the Company’s financial position, results of operations or cash flows, other than related disclosures to the extent applicable.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. The Company will adopt ASU 2015-01 in December, 2015. This amendment will not have a material impact on the Company's financial position, results of operation, or cash flows, but will have an impact on related presentation and disclosure to the extent applicable.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 provides guidance on simplifying the measurement of inventory. The current standard is to measure inventory at lower of cost or market; where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 updates this guidance to measure inventory at the lower of cost or net realizable value; where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The Company will adopt ASU 2015-11 in December, 2015. This amendment is not expected to have a material impact on the Company's financial position, results of operation, or cash flows.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options and warrants. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants using the treasury stock method. There was no dilutive effect for the three and nine months ended July 31, 2015 and 2014.

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

Inventories consisted of the following:

	July 31, 2015	October 31, 2014
Printing:
Raw materials	$1,240,711	$1,180,361
Work in process	555,925	539,023
Finished goods	1,011,225	1,131,430
Office products and office furniture	1,358,919	1,119,178
Total inventory	$4,166,780	$3,969,992

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 5. Debt

At the dates indicated, debt consisted of the following:

	July 31,	October 31,
	2015	2014
Term Note A dated October 7, 2013, due in monthly installments of $50,000 plus interest payments equal to the prime rate of interest plus 2% maturing April 1, 2017, collateralized by substantially all of the assets of the Company.	$8,900,000	$9,850,000
Installment notes payable to banks, due in monthly installments plus interest at rates approximating the bank’s prime rate or the prime rate subject to various floors maturing in various periods through July 2017, collateralized by equipment and vehicles.	558,684	475,908
Notes payable to shareholders. The shareholder note of $2.5 million plus all accrued interest was initially due in one balloon payment in September 2014; pursuant to Term Note A, the maturity was adjusted to April 2015. The interest is accrued on this note at a rate of 3.25%. See discussion below for more detail.	2,500,000	2,500,000
Notes payable to a bank, due August 2015, respectively including interest accrued at 5.00% collateralized by specific accounts receivable of the Company	750,000	750,000
Capital lease obligation for printing equipment at an imputed interest rate of 6.02% per annum	32,197	43,312
Unamortized debt discount	-	(138,520)
	12,740,881	13,480,700
Less current portion long-term debt	997,896	12,697,218
Less current portion obligation under capital lease	15,617	14,931
Less short-term debt	750,000	750,000
Less notes payable - related party	2,500,000
Less debt discount	-	(138,520)
Long-term debt, net of current portion and current capital lease obligation	$8,477,368	$157,071

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

This conversion is pending a shareholder vote to amend the Company’s Articles of Incorporation to allow for the issuance of Preferred Stock. The Company will continue to accrue interest on the related party debt at an annual rate of 3.25% until such conversion has been consummated.

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

The Company excluded cancellation of debt income (“CODI”) from its income tax liability in 2013 in accordance with applicable Internal Revenue Service guidelines regarding insolvency where the amount of debt cancellation excluded from gross ordinary income is applied to attribute reductions. The insolvency calculation is based on IRS guidelines associated with liabilities in excess of the fair market value of assets immediately prior to the debt cancellation. The attribute reductions are ordered and reduce net operating losses, various credits, capital losses, and asset basis among other attribute reductions if applicable and necessary. As a result of the CODI exception provided in Internal Revenue Code Section 108, the Company reduced its net operating losses, applicable credits and asset basis in accordance with the applicable ordering rules.

In 2014, as a result of the attribute reductions to exclude the Company’s CODI from taxable income in 2013, the Company incurred $6.4 million of attribute recapture income for tax purposes. As such, the Company used net operating loss carry forwards to offset this attribute recapture income. A decrease in the Company’s deferred tax asset valuation allowance in a like amount of the tax liability arising from the Company's taxable income was used to offset the income tax liability.

During the third quarter of 2015, the Company finalized its position on its 2014 income tax liability after researching applicable Alternative Minimum Tax (“AMT”) rules and determined it owed $92,000 in federal income taxes. The $92,000 tax liability was paid in the third quarter of 2015. AMT taxes paid can be carried forward as a credit against future regular taxable income.  The Company had determined that a full valuation allowance against deferred tax assets was warranted at October 31, 2014. The Company reassessed its previous determination regarding its valuation allowance and although the Company has had positive operating trends, it was determined that a full valuation allowance was still warranted at July 31, 2015. Given this, the Company increased its valuation allowance by $92,000 to neutralize the deferred tax asset associated with its AMT payment made during the third quarter. This increase in the valuation allowance was reflected on the income statement as an income tax expense for the third quarter and nine months ended July 31, 2015. The amount of deferred tax asset considered realizable could be adjusted in future periods and such adjustments may be material to the Consolidated Financial Statements.

Due to the increase in the valuation allowance previously discussed, the Company’s effective tax rate for the three and nine months ended July 31, 2015 was (16.4)% and (9.4)%, respectively. This is compared to 0.0% for the three and nine months ended July 31, 2014. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets.

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

In certain cases, exposure to loss may exist in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate of reasonably possible losses, in excess of amounts accrued, for current legal proceedings not covered by insurance is not greater than $0.4 million at July 31, 2015 and may be substantially lower than this amount. Any estimate involves significant judgment, given the varying stages of the proceedings (including cases in preliminary stages), as well as numerous unresolved issues that may impact the outcome of a proceeding. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate. The current loss estimate excludes legal and professional fees associated with defending such proceedings. These fees are expensed as incurred and may be material to the Company's Consolidated Financial Statements in a particular period.

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

As of July 31, 2015 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations:	2015	2016	2017	2018	2019	Residual	Total

Non-cancelable operating leases	$177,994	$427,348	$367,939	$278,632	$174,088	$21,000	$1,447,001

Term debt	271,810	1,701,596	8,235,278	-	-	-	10,208,684

Obligations under capital lease	3,817	15,852	12,528	-	-	-	32,197

Debt discount	-	-	-	-	-	-	-

Notes payable - related party(1)	2,500,000	-	-	-	-	-	2,500,000

	$2,953,621	$2,144,796	$8,615,745	$278,632	$174,088	$21,000	$14,187,882

(1) The Comapny intends, and the holder of this debt has consented, to convert this debt to preferred stock. See Note 5 to the Consolidated Financial Statements for more information on the Note Payable - Related Party.

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

Our Financial Reporting systems present various data, which is used to operate and measure our operating performance. Our chief operating decision maker utilizes various measures of a segment’s profit or loss including historical internal reporting measures and reporting measures based on product lines with operating income or loss as the key profitability measure within the segment. Product line reporting is the basis for the organization of our segments and is the most consistent measure used by the chief operating decision maker and conforms with the use of segment operating income or loss that is the most consistent with those used in measuring like amounts in the Consolidated Financial Statements.

The identifiable assets are reflective of non-GAAP assets reported on the Company's internal balance sheets. The assets are classified based on the primary functional segment category as reported on the internal balance sheets. Therefore the actual segment assets may not directly correspond with the segment operating loss or income reported herein. The Company has certain assets classified as held for sale/discontinued operations representing $ 256,832 at July 31, 2015 and $ 311,275 at July 31, 2014. These assets were part of the printing and newspaper segments prior to the reclassification as assets held for sale/discontinued operations. The total assets reported on the Company's balance sheets as of July 31, 2015 and July 31, 2014 are $ 22,905,923 and $ 23,798,134. The identifiable assets reported below represent $ 22,649,091 and $ 23,486,859.

The table below presents information about reported segments for the three and nine months ended July 31, 2015 and 2014:

2015 Quarter 3	Printing	Office Products & Furniture	Total

Revenues	$9,043,753	$6,433,197	$15,476,950
Elimination of intersegment revenue	(476,375)	(606,446)	(1,082,821)
Consolidated revenues	$8,567,378	$5,826,751	$14,394,129

Operating loss	(102,331)	(286,203)	(388,534)
Depreciation & amortization	381,836	22,703	404,539
Capital expenditures	230,390	19,771	250,161
Identifiable assets	15,273,510	7,375,581	22,649,091
Goodwill	-	1,230,485	1,230,485

2014 Quarter 3	Printing	Office Products & Furniture	Total

Revenues	$9,363,551	$7,483,730	$16,847,281
Elimination of intersegment revenue	(714,463)	(808,285)	(1,522,748)
Consolidated revenues	$8,649,088	$6,675,445	$15,324,533

Operating loss	(203,633)	(105,389)	(309,022)
Depreciation & amortization	440,840	26,359	467,199
Capital expenditures	118,529	2,371	120,900
Identifiable assets	16,040,091	7,446,768	23,486,859
Goodwill	-	1,230,485	1,230,485

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

2015 Year to Date	Printing	Office Products & Furniture	Total

Revenues	$28,634,690	$20,477,892	$49,112,582
Elimination of intersegment revenue	(1,559,718)	(2,069,368)	(3,629,086)
Consolidated revenues	$27,074,972	$18,408,524	$45,483,496

Operating income (loss)	160,441	(414,518)	(254,077)
Depreciation & amortization	1,152,102	69,484	1,221,586
Capital expenditures	720,200	89,965	810,165
Identifiable assets	15,273,510	7,375,581	22,649,091
Goodwill	-	1,230,485	1,230,485

2014 Year to Date	Printing	Office Products & Furniture	Total

Revenues	$29,377,286	$20,487,492	$49,864,778
Elimination of intersegment revenue	(1,702,026)	(2,383,240)	(4,085,266)
Consolidated revenues	$27,675,260	$18,104,252	$45,779,512

Operating loss	(429,058)	(418,564)	(847,622)
Depreciation & amortization	1,422,415	79,080	1,501,495
Capital expenditures	400,748	20,111	420,859
Identifiable assets	16,040,091	7,446,768	23,486,859
Goodwill	-	1,230,485	1,230,485

A reconciliation of total segment revenue, assets and operating (loss) to consolidated (loss) before income taxes, for the three and nine months ended July 31, 2015 and 2014 is as follows:

	Three months		Nine months
	2015	2014	2015	2014
Revenues:
Total segment revenues	$15,476,950	$16,847,281	$49,112,582	$49,864,778
Elimination of intersegment revenue	(1,082,821)	(1,522,748)	(3,629,086)	(4,085,266)
Consolidated revenue	$14,394,129	$15,324,533	$45,483,496	$45,779,512

Operating loss:
Total segment operating loss	$(388,534)	$(309,022)	$(254,077)	$(847,622)
Interest expense - related party	(20,763)	(20,764)	(61,615)	(61,615)
Interest expense	(159,329)	(262,076)	(629,381)	(782,441)
Other income	7,927	4,400	(35,547)	225,538
Consolidated loss	$(560,699)	$(587,462)	$(980,620)	$(1,466,140)

Identifiable assets:
Total segment identifiable assets	$22,649,091	$23,486,859	$22,649,091	$23,486,859
Assets not allocated to a segment	256,832	311,275	256,832	311,275
Total consolidated assets	$22,905,923	$23,798,134	$22,905,923	$23,798,134

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

The term debt not discussed herein had a carrying value of approximately $1.3 million and the Company believes carrying value approximates fair value for this debt based on recent market conditions, collateral support, recent borrowings and other factors.

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

Note 10. Acquired Intangible Assets and Goodwill

	July 31, 2015		October 31, 2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Non-compete agreement	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Customer relationships	2,451,073	1,362,704	2,451,073	1,271,130
Other	564,946	564,946	564,946	564,946
	4,016,019	2,927,650	4,016,019	2,836,076

Unamortizable intangible assets:
Goodwill	1,737,763	507,278	1,737,763	507,278
	1,737,763	507,278	1,737,763	507,278

Total goodwill and other intangibles	$5,753,782	$3,434,928	$5,753,782	$3,343,354

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Amortization expense for the three and nine months ended July 31, 2015 was $31,000 and $92,000, respectively, and for the three and nine months ended July 31, 2014 was $31,000 and $98,000, respectively. Customer relationships are being amortized over a period of 20 years, related to the acquisition of Syscan in 2004. The weighted average remaining life of the Company's amortizable intangible assets was approximately 5 years.

Estimated amortization expense for each of the following years is:

2015	$30,524
2016	122,098
2017	122,098
2018	122,098
2019	122,098
Thereafter	569,453
$1,088,369

The changes in the carrying amount of goodwill and other amortizing intangibles for the nine months ended July 31, 2015 were:

Goodwill:

	Printing	Office Products and Furniture	Total

Balance at October 31, 2014:
Goodwill	$2,226,837	$1,230,485	$3,457,322
Accumulated impairment losses	(2,226,837)	-	(2,226,837)
	-	1,230,485	1,230,485

Goodwill acquired nine months ended July 31, 2015	-	-	-
Impairment losses nine months ended July 31, 2015	-	-	-

Balance at July 31, 2015:
Goodwill	2,226,837	1,230,485	3,457,322
Accumulated impairment losses	(2,226,837)	-	(2,226,837)
	$-	$1,230,485	$1,230,485

Amortizing Intangible Assets (net of amortization expense):

	Printing	Office Products and Furniture	Total

Balance at October 31, 2014:
Amortizing intangible assets	$395,206	$784,737	$1,179,943
Accumulated impairment losses	-	-	-
	395,206	784,737	1,179,943

Amortizing intangible assets acquired nine months ended July 31, 2015	-	-	-
Impairment losses nine months ended July 31, 2015	-	-	-
Amortization expense	30,677	60,897	91,574

Balance at July 31, 2015:
Amortizing intangible assets	364,529	723,840	1,088,369
Accumulated impairment losses	-	-	-
	$364,529	$723,840	$1,088,369

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

	Percentage of Total Revenues
	Three Months Ended July 31,		Nine Months Ended July 31,

	2015	2014	2015	2014
Revenues:
Printing	59.5%	56.4%	59.5%	60.5%
Office products and office furniture	40.5	43.6	40.5	39.5
Total revenues	100.0	100.0	100.0	100.0
Cost of sales:
Printing	46.0	42.7	44.9	45.7
Office products and office furniture	30.0	32.9	30.1	29.4
Total cost of sales	76.0	75.6	75.0	75.1

Gross profit	24.0	24.4	25.0	24.9

Selling, general and administrative expenses	26.7	26.4	25.6	26.8
Loss from operations	(2.7)	(2.0)	(0.6)	(1.9)

Interest expense - related party	(0.1)	(0.1)	(0.1)	(0.1)
Interest expense	(1.1)	(1.7)	(1.4)	(1.7)
Other income	-	-	(0.1)	0.5

Loss before taxes	(3.9)	(3.8)	(2.2)	(3.2)
Income tax expense	(0.6)	-	(0.2)	-
Net loss	(4.5)%	(3.8)%	(2.4)%	(3.2)%

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014

Revenues

Total revenues decreased $0.9 million, or 6.1%, in the third quarter of 2015 compared to the same period in 2014 to $14.4 million from $15.3 million.

Printing revenue decreased $82,000, or 0.9%, in the third quarter of 2015 to $8.6 when compared to the third quarter of 2014. The slight decrease in printing revenue in the third quarter was due to several factors including a decrease in demand from oil and gas related customers at the Company’s Champion Graphics division in Baton Rouge, LA as well as a decrease in demand from the Company’s customers in southern WV in the coal industry. The Company does not have a direct concentration in these industries and its Management believes it will be able to mitigate any such decreases with new printing business going forward.

Office products and office furniture revenue decreased $0.8 million, or 12.7%, in the third quarter of 2015 to $5.8 million from $6.7 million in the third quarter of 2014. The office products and office furniture sales decrease in the third quarter of 2015, when compared to the third quarter of 2014, is due to the timing of its office furniture sales. The Company sales office furniture and interior design services on a commercial scale at its Capitol Business division and the jobs are large in dollar volume but few transactions. Through nine months the Company’s office products and furniture sales are up $0.3 million and this is due to office furniture sales.

Cost of Sales

Total cost of sales decreased $0.6 million, or 5.6%, in the third quarter of 2015 to $10.9 million from $11.6 million in the third quarter of 2014. As a percentage of sales cost of sales were 76.0% in the third quarter of 2015 compared to 75.6% in the same period in 2014.

Printing cost of sales in the third quarter of 2015 increased $77,000, or 1.2%, and increased as a percentage of printing sales from 75.6% in 2014 to 77.3% in 2015.

Office products and office furniture cost of sales decreased in the third quarter of 2015 from the same period in 2014 due to lower sales. As a percentage of office products and office furniture sales, cost of sales decreased from 75.6% in 2014 to 74.2% in 2015.

The Company’s Management believes that the Company’s margins are stable and any quarterly variances are within an acceptable range.

Operating Expenses

In the third quarter of 2015, selling, general and administrative ("SG&A") expenses decreased $0.2 million or 5.1% to $3.8 million from $4.0 million during the same period in 2014. As a percentage of total sales, SG&A expenses increased on a quarter to quarter basis in 2015 to 26.7% from 26.4% in 2014. The decrease in SG&A in total in the fiscal third quarter of 2015 compared to the same period in 2014 was primarily reflective of lower insurance costs associated with our health insurance plan as well as decreases in depreciation, and payroll expenses. These decreases were partially offset by increases in repair and maintenance expenses. Management intends to continue to maximize efficiency in operations and monitor expenses to properly align with sales levels and industry benchmarks. In the short term, this could elevate the Company’s repairs and maintenance costs.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Segment Operating Loss

The printing segment reported an operating loss in the third quarter of 2015 of $0.1 million compared to an operating loss of $0.2 million in the third quarter of 2014. The decrease in operating loss was primarily attributable to lower SG&A expenses that were partially offset by a decrease in gross profit.

The office products and office furniture segment reported an operating loss of $0.3 million in the third quarter of 2015 compared to an operating loss of $0.1 million in the third quarter of 2014. The increase in the operating loss for this segment is the result of the decreased sales volume due to reasons discussed in the revenues section.

Loss from Operations

The loss from operations in the third quarter of 2015 was $0.4 million compared to a loss from operations of $0.3 million in the third quarter of 2014. This increase in operating losses was primarily the result of decreased sales volume in the office products and office furniture segment for the third quarter 2015 when compared to 2014. We believe the year to date results are more indicative of full year expectations and operating trends for this segment.

Other Income (Expense)

On a net basis, other income (expenses) decreased $0.1 million in the third quarter of 2015 when compared to the same period in 2014. This is principally due to the $0.5 million premium associated with the Company’s October 2013 Credit Agreement being fully amortized over the 18 month period ending in March of 2015. Secondarily, the Company’s interest expense decreased as a result of lower principal balances of its debt.

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

The Company excluded cancellation of debt income (“CODI”) from its income tax liability in 2013 in accordance with applicable Internal Revenue Service guidelines regarding insolvency where the amount of debt cancellation excluded from gross ordinary income is applied to attribute reductions. The insolvency calculation is based on IRS guidelines associated with liabilities in excess of the fair market value of assets immediately prior to the debt cancellation. The attribute reductions are ordered and reduce net operating losses, various credits, capital losses, and asset basis among other attribute reductions if applicable and necessary. As a result of the CODI exception provided in Internal Revenue Code Section 108, the Company reduced its net operating losses, applicable credits and asset basis in accordance with the applicable ordering rules.

In 2014, as a result of the attribute reductions to exclude the Company’s CODI from taxable income in 2013, the Company incurred $6.4 million of attribute recapture income for tax purposes. As such, the Company used net operating loss carry forwards to offset this attribute recapture income. A decrease in the Company’s deferred tax asset valuation allowance in a like amount of the tax liability arising from the Company's taxable income was used to offset the income tax liability.

During the third quarter of 2015, the Company finalized its position on its 2014 income tax liability after researching applicable Alternative Minimum Tax (“AMT”) rules and determined it owed $92,000 in federal income taxes. The $92,000 tax liability was paid in the third quarter of 2015. AMT taxes paid can be carried forward as a credit against future regular taxable income. The Company had determined that a full valuation allowance against deferred tax assets was warranted at October 31, 2014. The Company reassessed its previous determination regarding its valuation allowance and although the Company has had positive operating trends, it was determined that a full valuation allowance was still warranted at July 31, 2015. Given this, the Company increased its valuation allowance by $92,000 to neutralize the deferred tax asset associated with its AMT payment made during the third quarter. This increase in the valuation allowance was reflected on the income statement as an income tax expense for the third quarter and nine months ended July 31, 2015. The amount of deferred tax asset considered realizable could be adjusted in future periods and such adjustments may be material to the Consolidated Financial Statements.

Due to the increase in the valuation allowance previously discussed, the Company’s effective tax rate for the three and nine months ended July 31, 2015 was (16.4)% and (9.4)%, respectively. This is compared to 0.0% for the three and nine months ended July 31, 2014. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets.

Net Loss

The net loss for the third quarter of 2015 was $0.7 million compared to a net loss of $0.6 million in the third quarter of 2014. Basic and diluted loss per share for the three months ended July 31, 2015 and 2014 were a loss of $0.06 and $0.05, respectively.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Nine Months Ended July 31, 2015 Compared to Nine Months Ended July 31, 2014

Revenues

Total revenues decreased slightly, 0.6%, in the first nine months of 2015 compared to the same period in 2014 to $45.5 million from $45.8 million.

Printing revenue decreased $0.6 million, or 2.2%, in the nine month period ended July 31, 2015 to $27.1 million from $27.7 million in the same period in 2014. The printing revenue decrease for the first nine months of 2015 compared to the same period in 2014 was primarily reflective of customer specific sales decreases and turnover as well as decreased demand from customers in the oil and gas, and coal industries; as previously discussed. The Company saw decreases in its printing segment of $82,000 in its most recent quarter when compared to the same period of 2014; therefore, we believe the Company has stabilized printing sales and project increases on a one year comparative basis for the near term.

Office products and office furniture revenue increased $0.3 million or 1.7% in the nine month period ended July 31, 2015 to $18.4 million from $18.1 million in the same period in 2014. The office products and office furniture sales increase was due to a higher volume of office furniture sales during the first nine months of fiscal 2015.

Cost of Sales

Total cost of sales decreased $0.3 million, or 0.8%, in the nine months ended July 31, 2015, to $34.1 million from $34.4 million in the nine months ended July 31, 2014. As a percentage of total sales, cost of sales decreased slightly to 75.0% for the first nine months of fiscal 2015 compared to 75.1% for the same period in 2014.

Printing cost of sales decreased 2.4% in the nine months ended July, 2015, to $20.4 million from $20.9 million in the nine months ended July 31, 2014. The decrease in printing cost of sales was primarily due to the decrease in printing sales. As a percentage of printing sales, cost of sales decreased to 75.4% for the first nine months of 2015 compared to 75.6% for the same period in 2014.

Office products and office furniture cost of sales increased 1.7% in the nine months ended July 31, 2015, to $13.7 million from $13.5 million for the nine months ended July 31, 2014. This was the result of higher sales volume. Through nine months of fiscal 2015 compared to fiscal 2014, the office products and office furniture cost of sales as a percentage of office product and office furniture sales was flat at 74.3%.

Operating Expenses

For the nine months ended July 31, 2015, compared to the same period in 2014, SG&A expenses decreased from 26.8% in 2014 to 25.6% in 2015 as a percentage of total sales. Total SG&A expenses decreased $0.6 million. The decrease in SG&A in total dollars and as a percentage of sales was primarily reflective of a decrease in payroll, professional, insurance, depreciation and amortization, advertising, and information technology expenses. These decreases were partially offset by higher repair and maintenance expenses.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Segment Operating Income (Loss)

The printing segment reported an operating income for the first nine months of fiscal 2015 of $0.2 million compared to an operating loss of $0.4 million in the first nine months of fiscal 2014. This increase in operating income for the printing segment was principally the result of lower SG&A expenses.

The office products and office furniture segment reported an operating loss of $0.4 million in the first nine months of fiscal 2015 and 2014. Although sales were higher for this segment, margins were flat and SG&A expenses offset the increased margin contribution from higher sales.

Loss from Operations

The loss from operations in the nine month period ended July 31, 2015, was $0.3 million compared to a loss from operations of $0.8 million in the same period of 2014. The decrease in operating losses for 2015 was primarily the result of lower SG&A expenses for the printing segment.

Other Income (Expenses)

Other income (expenses) was a net expense of $0.7 million in the nine month period ended July 31, 2015 and $0.6 million for the same period in 2014. Other income (expenses) is comprised of interest expense, miscellaneous income, and gains and losses on the sales or disposal of assets. The net expense increase of $0.1 million through nine months of fiscal 2015 was due to a gain of a sale of a building of $0.2 million during 2014 and in 2015 the Company recognized a write-down of $0.1 million for leasehold improvements due to the move to a new facility of one of its office products and office furniture divisions. The increase in other expenses was partially offset by decreased interest expense on lower principal balances of the Company’s debt.

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

The Company excluded cancellation of debt income (“CODI”) from its income tax liability in 2013 in accordance with applicable Internal Revenue Service guidelines regarding insolvency where the amount of debt cancellation excluded from gross ordinary income is applied to attribute reductions. The insolvency calculation is based on IRS guidelines associated with liabilities in excess of the fair market value of assets immediately prior to the debt cancellation. The attribute reductions are ordered and reduce net operating losses, various credits, capital losses, and asset basis among other attribute reductions if applicable and necessary. As a result of the CODI exception provided in Internal Revenue Code Section 108, the Company reduced its net operating losses, applicable credits and asset basis in accordance with the applicable ordering rules.

In 2014, as a result of the attribute reductions to exclude the Company’s CODI from taxable income in 2013, the Company incurred $6.4 million of attribute recapture income for tax purposes. As such, the Company used net operating loss carry forwards to offset this attribute recapture income. A decrease in the Company’s deferred tax asset valuation allowance in a like amount of the tax liability arising from the Company's taxable income was used to offset the income tax liability.

During the third quarter of 2015, the Company finalized its position on its 2014 income tax liability after researching applicable Alternative Minimum Tax (“AMT”) rules and determined it owed $92,000 in federal income taxes. The $92,000 tax liability was paid in the third quarter of 2015. AMT taxes paid can be carried forward as a credit against future regular taxable income. The Company had determined that a full valuation allowance against deferred tax assets was warranted at October 31, 2014. The Company reassessed its previous determination regarding its valuation allowance and although the Company has had positive operating trends, it was determined that a full valuation allowance was still warranted at July 31, 2015. Given this, the Company increased its valuation allowance by $92,000 to neutralize the deferred tax asset associated with its AMT payment made during the third quarter. This increase in the valuation allowance was reflected on the income statement as an income tax expense for the third quarter and nine months ended July 31, 2015. The amount of deferred tax asset considered realizable could be adjusted in future periods and such adjustments may be material to the Consolidated Financial Statements.

Due to the increase in the valuation allowance previously discussed, the Company’s effective tax rate for the three and nine months ended July 31, 2015 was (16.4)% and (9.4)%, respectively. This is compared to 0.0% for the three and nine months ended July 31, 2014. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets.

Net Loss

The net loss for the nine months ended July 31, 2015 was $1.1 million compared to a net loss of $1.5 million for the same period in 2014.

Basic and diluted loss per share for the nine months ended July 31, 2015 was $0.09 compared to a loss per share of $0.13 for the same period in 2014.

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

Liquidity and Capital Resources

Statement of Cash Flows

Net cash provided by operations for the nine months ended July 31, 2015 was $0.8 million compared to net cash used in operations of $1.2 million during the same period in 2014. This change is due primarily to the decrease in the net loss as well as the timing of changes in assets and liabilities; specifically accounts payable, accounts receivable, and inventory.

Net cash used in investing activities for the nine months ended July 31, 2015 was $0.7 million compared to net cash provided by investing activities of $28,000 during the same period in 2014. The net cash provided by investing activities during the first nine months of 2014 was primarily related to proceeds of $0.5 million from the sale of fixed assets. This was mainly comprised of the sale of a building. In 2015 the Company invested more in property and equipment comparative to 2014.

Net cash used in financing activities for the nine months ended July 31, 2015 was $0.9 million compared to cash provided by financing activities of $0.1 million during the same period in 2014. In 2015, the net cash used in financing activities was due to scheduled principal payments as well as a $0.5 million reduction in debt in April of 2015 from the payment of the premium associated with the Company’s October 2013 Credit Agreement. The decreases in debt were partially offset by extensions of credit used to finance large furniture jobs as well as vehicles; the former are short-term in nature and typically are paid within 120 days as the specific receivables are collected. In 2014, the net cash provided by financing activities was primarily related to extensions of credit associated with the purchase of vehicles and equipment as well as financing of a large furniture job.

Liquidity and Capital Resources

In the fourth quarter of 2013 the Company’s Previous Secured Lenders sold the outstanding credit commitments representing substantially all of the Company's debt to Big 4 Investments, LLC ("Big 4") a private company. As a result of this sale the Company simultaneously entered into a new credit facility with Big 4 under the terms of the October 2013 Credit Agreement.

The Company's October 2013 Credit Agreement matured April 1, 2015, and was subsequently extended to mature April 1, 2017 under the April 29, 2015 Extension Agreement as filed on the Company’s current report on Form 8-K dated May 12, 2015. Exclusive of the Company’s debt refinancing for a two year period from April 1, 2015, the Company still faces liquidity related challenges for fiscal 2015 and beyond. The liquidity factors we face include:

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

As of July 31, 2015, the Company had a $73,000 book cash balance, compared with October 31, 2014 when the Company had a $0.8 million book cash balance. The Company’s working capital deficit as of October 31, 2014 was $(5.9) million, and working capital at July 31, 2015 was $2.1 million. This increase in working capital is reflective of the Company’s debt refinanced to mature in April 2017. In addition, the Company currently has notes payable to a related party (the Company’s Chairman and CEO) of $2.5 million that matured April 1, 2015 that is classified as current debt that it intends to convert to preferred stock equity. This action is pending shareholder a shareholder vote to approve an amendment to the Company’s Articles of Incorporation to allow for the issuance of preferred stock.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first nine months of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CHAMPION INDUSTRIES, INC.

Date: September 14, 2015	/s/ Marshall T. Reynolds
Marshall T. Reynolds
Chief Executive Officer (Principal Executive Officer)

Date: September 14, 2015	/s/ Justin T. Evans
Justin T. Evans
Senior Vice President and Chief Financial Officer (Principal Financial Officer)