Form 10-K
period 2015-10-31
CHAMPION INDUSTRIES INC
filed 2016-01-29
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2015

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
Yes ☐No ☒

As of April 30, 2015 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,483,346 based on the closing price as reported on the OTC Market.

The outstanding common stock of the Registrant at the close of business on January 8, 2016, consisted of 11,299,528 shares of Common Stock, $1.00 par value.

Total number of pages including cover page and exhibits: 87

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s definitive proxy statement expected to be dated January 25, 2016, with respect to its Annual Meeting of Shareholders to be held on March 21, 2016, are incorporated by reference into Part III, Items 10-14. Exhibit Index located in Part IV Item 15.

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

PART I
The Company experienced net losses in fiscal 2015, 2014, and 2012. Net losses incurred for the twelve month period ended October 31, 2015 and 2014 were due to operating and interest expenses that were greater than the revenue generated by the Company. Losses for the same period in 2012 were due primarily to non-cash charges for impairment of goodwill and other intangible assets associated with the former newspaper segment of the Company as well as a valuation allowance increase against our deferred tax assets. Our ability to operate is dependent primarily on our ability to continue operating the Company with working capital since the Company is currently operating without a revolving credit facility, due in part to substantially all of the Company's assets being encumbered pursuant to the October 2013 Credit Agreement. (See Item 1A, "Risk Factors", Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of the Notes to Consolidated Financial Statements)

ITEM 1 - BUSINESS
HISTORY

Champion Industries, Inc. (“Champion” or the “Company”) is a major commercial printer, business forms manufacturer, office products and office furniture supplier, and mailing solutions provider offering warehousing and fulfillment of print and supply goods in regional markets east of the Mississippi River; primarily in West Virginia, Kentucky, Ohio, Indiana, and Louisiana. The Company's sales offices and/or production facilities are located in Huntington, Charleston, Parkersburg, Clarksburg, and Morgantown, West Virginia; Baton Rouge, Louisiana; and, Evansville, Indiana. The Company utilizes a knowledgeable sales force of approximately 50 people to meet the needs of the Company’s customer base by delivering its products in addition to other business solutions.

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

BUSINESS

The Company's printing services range from the simplest to the most complex jobs, including business cards, books, tags, labels, brochures, posters, 4- to 6-color process printing and multi-part, continuous and snap-out business forms. The Company's state-of-the-art equipment enables it to provide computerized composition, art design, paste-up, stripping, film assembly and color scanner separations. Included within our print segment are fulfillment services to our customers which encompass warehousing, distribution, and reporting services. The Company also offers complete bindery and letterpress services. The printing operations contributed $36.5 million, $37.4 million, and $42.7 million or 59.5%, 58.8%, and 59.0% of the Company's total revenues for the fiscal years ended October 31, 2015, 2014 and 2013.

The Company provides a full range of office products and office furniture and also offers office design services. In addition, the Company offers a broad line of general office products through major wholesalers' national catalogs. The Company also has Internet e-commerce sites, which allow customers to order office products, furniture and forms online. The e-commerce sites include the office products and office furniture catalog, which is customized specifically for each customer requesting Internet e-commerce access. These sites include www.stationers-wv.com and www.cbiwv.com. In addition, the Company offers customized on-line forms management solutions through http://printwithchampion.com. The Company is a member of a major office products purchasing organization. Members benefit from volume discounts, which permit them to offer competitive prices and improve margins. The Company's office furniture business focuses on the budget to middle price range lines, although upscale lines are offered as well. Office products, office furniture and office design operations contributed $24.8 million, $26.1 million, and $29.7 million, or 40.5%, 41.2%, and 41.0% of the Company's total revenues for the fiscal years ended October 31, 2015, 2014 and 2013.

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

Chapman Printing in Charleston, West Virginia, operates as a full line printing, printing services distributor and office products and office furniture distributor. Chapman Printing Charleston offers complete print management, fulfillment, mail, digital print, office furniture and office products and B2B e-commerce solutions. In 2007, the Chapman Printing Charleston division spun off its print on demand and mail operations into a new division located in Charleston, West Virginia, operating under the name Champion Output Solutions. Champion Output Solutions is a comprehensive transactional printing and mail center providing statement rendering, check and explanation of benefits variable print, medical billing and postal optimization.

Chapman Printing in Parkersburg, West Virginia is a mid-sized commercial printer with full digital pre-press and full color separations, five and six color presses up to 28" x 40", full bindery, digital color press, and office product sales.

Champion Graphic Communications in Baton Rouge, LA is a mid-sized commercial printer with full digital pre-press, one to six color presses up to 26" x 40", full bindery featuring automated saddle stitching and perfect binding, office product sales, and warehousing and fulfillment services.

Office Products, Office Furniture and Office Design

Stationers, located in Huntington, Clarksburg (doing business as “Champion Clarksburg”), Morgantown (through its Capitol Business Interiors Morgantown division) and Parkersburg, West Virginia (doing business as “Chapman Printing”), provides office products and office furniture primarily to customers in the Company's West Virginia, Ohio and Kentucky market areas. Products are sold by printing division sales people and delivered in bulk daily to each division, or shipped directly to customers.

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

Division	Sales & Customer Service	Pre-Press	Sheet Printing	Rotary Printing	Full Color	Output Solutions

Chapman Printing - Huntington	*	*	*	*
Chapman Printing - Charleston	*	*
Champion Output Solutions	*					*
Chapman Printing - Parkersburg	*	*	*		*
Champion Graphic Communications	*	*	*		*
U.S. Tag & Ticket Company	*	*		*
River Cities Printing	*	*	*	*

* Services Provided

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

For the twelve month period ended October 31, 2015, the Company had one customer that made up approximately 10.5% of its consolidated revenues. This customer is a publicly traded Fortune 500 company that we believe to be in good financial condition and that will remain so for the foreseeable future. The loss of this customer would have a material impact on the Company’s operations. Otherwise, no single customer contributed more than 3.2% of the Company’s consolidated revenues for fiscal 2015. During the fiscal years ended October 31, 2014, and 2013, no single customer accounted for more than 10.7% of the Company’s total revenues.

SUPPLIERS

The Company has not experienced difficulties in obtaining materials in the past and does not consider itself dependent on any particular supplier for supplies. The Company must maintain trade credit availability to operate. The Company has been able to maintain substantial trade credit availability.

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

EMPLOYEES

On October 31, 2015, the Company had approximately 316 employees.

EXECUTIVE OFFICERS OF CHAMPION		Position and offices with Champion;

Name	Age	Principal occupation or employment last five years
Marshall T. Reynolds	79
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

Justin T. Evans	30
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

Dependence on Marshall T. Reynolds; Control of the Company.

The Company's operations and prospects are dependent in large part on the continued efforts of Marshall T. Reynolds. The loss of Mr. Reynolds could have an adverse effect on the Company. In addition, by virtue of Mr. Reynolds' ownership of Company common stock, Mr. Reynolds will continue to significantly influence our operations. As of October 31, 2015, Marshall T. Reynolds and his affiliated entities, including The Harrah and Reynolds Corporation ("Harrah and Reynolds"), held 6,067,742 shares (53.7%) of the common stock of the Company prior to the effect of the issuance of stock warrants. Mr. Reynolds and Harrah and Reynolds have pledged a large portion of these shares as collateral to secure loans made to Mr. Reynolds or Harrah and Reynolds in the ordinary course of business by several commercial banks. Any disposition of such pledged shares upon a default by Mr. Reynolds or Harrah and Reynolds under such loans could result in a change in control of the Company. Mr. Reynolds has also received warrants from the Previous Secured Lenders to purchase 30% of the then issued and outstanding common stock of the Company, on a fully diluted, post-exercise basis. Based on the 11,299,528 shares of company common stock currently issued and outstanding, exercise in full of the warrants would result in the issuance of 4,842,654 shares.

Our indebtedness could adversely affect our financial health and reduce the funds available to us for other purposes, including dividend (if any in the future) payments and our credit position may result in dilution to our shareholders
We have a significant amount of indebtedness. The Company’s October 2014 Credit Agreement has a maturity of April 1, 2017, and is collateralized by substantially all of our assets.

The Company must maintain trade credit availability to operate. The Company has generally been able to maintain substantial trade credit availability to date.

Volatility in U.S. credit markets could affect the Company's ability to obtain financing to fund acquisitions, investments, or other significant operating or capital expenditures.

Tightening of credit availability could restrict the Company's ability to finance significant transactions and also limit its ability to refinance its existing capital structure or to fund its current operation pursuant to the terms of the Company's applicable credit agreements. The Company's credit facilities under the October 2013 Credit Agreement mature on April 1, 2017.

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

We may incur Additional Non-Cash Impairment Charges.

At October 31, 2015 the Company had $2.3 million of goodwill and other intangible assets. In 2013, 2012, 2011 and 2009, we recorded substantial impairment charges to reduce the value of certain of these assets. Should general economic, market or business conditions decline further, and continue to have a negative impact on our stock price or projected future cash flows, we may be required to record additional impairment charges in the future. See Item 7, “Critical Accounting Policies Involving Significant Estimates”, included herein, for additional information on the risks associated with such assets.

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

ITEM 2 - PROPERTIES

The Company conducts its operations primarily from eleven (11) different physical locations, eight (8) of which are leased and four (4) of which are owned in fee simple by Company subsidiaries (one of which is classified as held for sale). The Company does not anticipate any issues regarding the renewal of certain leases when the terms expire. The properties leased and certain of the lease terms are set forth below and may be subject to periodic adjustments based on the consumer price index:

Property	Division Occupying Property	Square Feet	Annual Rental	Expiration Of Term
2450 1st Avenue Huntington, West Virginia (1)	Chapman Printing- Huntington, River Cities Printing, US Tag	85,000	$116,400	Monthly
615-619 4th Avenue Huntington, West Virginia (1)	Stationers	59,641	21,600	Monthly
405 Ann Street Parkersburg, West Virginia (1)	Chapman Printing - Parkersburg	36,614	57,600	Monthly
2800 Lynch Road Evansville, Indiana (1) (2)	Smith & Butterfield	20,029	77,500	2020
3000 Washington Street Charleston, West Virginia (1)	Chapman Printing-Charleston	37,710	150,000	Monthly
953 Point Marion Road Morgantown, West Virginia (1)	Chapman Printing-Charleston	11,000	119,820	2017
120 Hills Plaza Charleston, West Virginia (3)	Champion Output Solutions	22,523	135,132	2019
Route 2 Industrial Lane Huntington, West Virginia (1)	Chapman Printing, River Cities Printing, Stationers	35,000	144,000	Monthly

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

ITEM 4 - RESERVED

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Champion Industries, Inc. stock trades on the OTC Market under the symbol "CHMP".

The following table sets forth the high and low closing prices for Champion common stock for the period indicated. The range of high and low closing prices are based on data from the OTC and does not include retail mark-up, mark-down or commission.

	Fiscal Year 2015		Fiscal Year 2014
	High	Low	High	Low

First quarter	$0.37	$0.14	$0.72	$0.35
Second quarter	0.32	0.20	0.62	0.35
Third quarter	0.43	0.25	0.50	0.25
Fourth quarter	0.50	0.21	0.34	0.22

At the close of business on January 8, 2016, there were 346 shareholders of record of Champion Industries, Inc. common stock. The shareholders of record are determined by the Company’s transfer agent.

The Company has not paid dividends on its common stock in any of the previous three years.

ITEM 6 - SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for each of the five years in the period ended October 31, 2015, have been derived from the Audited Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with the Audited Consolidated Financial Statements, related notes, and the information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.

	Year Ended October 31,
	2015	2014	2013(3)	2012(2)	2011(1)
				(Restated)
	(In thousands, except share and per share data)
OPERATING STATEMENT DATA:

Revenues:
Printing	$36,454	$37,377	$42,670	$52,174	$52,064
Office products and office furniture	24,831	26,145	29,653	34,976	34,546
Total revenues	61,285	63,522	72,323	87,150	86,610

Cost of sales:
Printing	27,810	28,366	30,373	37,810	37,748
Office products and office furniture	18,293	19,197	21,043	24,936	24,521
Total cost of sales	46,103	47,563	51,416	62,746	62,269

Gross profit	15,182	15,959	20,907	24,404	24,341

Selling, general and administrative expense	15,393	16,213	19,910	23,742	21,579
Restructurings / asset impairments costs	-	-	2,271	357	652

(Loss) income from operations	(211)	(254)	(1,274)	305	2,110

Other income (expense):
Interest expense - related party	(82)	(82)	(82)	(58)	(65)
Interest expense	(775)	(1,056)	(4,204)	(3,112)	(2,944)
Gain on early extinguishment of debt to a related party	-	-	-	-	1,338
Gain on debt forgiveness	-	-	11,118	-	-
Other (expense) income	(31)	260	(32)	(13)	50

(Loss) income from continuing operations before income taxes	(1,099)	(1,132)	5,526	(2,878)	489
Income tax (expense) benefit	(92)	-	105	(11,727)	(211)
Net (loss) income from continuing operations	(1,191)	(1,132)	5,631	(14,605)	278
Net (loss) income from discontinued operations	-	-	83	(8,713)	(4,254)
Net (loss) income	$(1,191)	$(1,132)	$5,714	$(23,318)	$(3,976)

(Loss) earnings per share:
Basic
Continuing operations	$(0.11)	$(0.10)	$0.50	$(1.29)	$0.03
Discontinued operations	-	-	0.01	(0.77)	(0.41)
	$(0.11)	$(0.10)	$0.51	$(2.06)	$(0.38)
Diluted
Continuing operations	$(0.11)	$(0.10)	$0.35	$(1.29)	$0.03
Discontinued operations	-	-	0.01	(0.77)	(0.41)
	$(0.11)	$(0.10)	$0.36	$(2.06)	$(0.38)

Weighted average common shares outstanding:
Basic	11,300,000	11,300,000	11,300,000	11,300,000	10,362,000
Diluted(4)	11,300,000	11,300,000	16,114,000	11,300,000	10,362,000

Notes (1) - (4) reflective of continuing operations and discontinued operations.

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

(2)
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

(3)	Includes impairment charges for goodwill in the first quarter of 2013 of $(2.2) million on a pre-tax basis.

(4)	Any shares issued from exercised warrants would be antidilutive for net loss years. See Note 11 to the Consolidated Financial Statements for more information on the outstanding warrants.

	At October 31,
	2015	2014	2013	2012	2011
				(Restated)
	(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents/negative book cash balances	$541	$818	$1,429	$1,845	$(1,154)
Working capital (deficit) (1)	1,805	(5,862)	5,702	(13,586)	(31,538)
Current debt, net of discount	4,445	13,324	439	17,326	32,694
Total assets	22,927	24,008	27,531	47,967	82,024
Long-term debt (net of current portion) (2)	8,809	157	12,053	2,652	431
Shareholders' equity (deficit)	2,014	3,205	4,337	(1,377)	20,928

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

Champion Industries, Inc. is a business solutions provider specializing in commercial printing, business forms manufacturing and office products and office furniture in regional markets east of the Mississippi River. The Company has historically grown through strategic acquisitions and internal growth. After a period of difficult times, the Company has diligently built with the future in mind; this includes maintaining the existing talent at the Company in addition to bringing in new talent with fresh perspectives. As we recover, we look to continue the tradition of internal growth by increasing existing business and adding new product lines, and external growth through acquisition.
The Company's net revenues consist primarily of sales of commercial printing, business forms, tags, other printed products, document output solutions including rendering, inserting and mailing, office supplies, office furniture, and data products and office design services. At the end of fiscal 2015 the Company added a wide format printing line to its product offerings; which includes signage, banners, displays, window clings, wall coverings and printing on materials up to two inches thick and dimensions of 5feet x10 feet. The Company recognizes revenues when products are shipped or ownership is transferred and when services are rendered to the customer. The Company's revenues are subject to seasonal fluctuations caused by variations in demand for its products.

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

In the fourth quarter of 2015 the Company performed its annual assessment of the remaining indefinite-lived intangible assets of goodwill associated with the office products and office furniture segment. The Company skipped step "zero" and performed the two-step quantitative assessment as prescribed by ASC 350. Step 1 of the impairment test used a discounted cash flow model based on income of the office products and office furniture reporting unit to compare fair value to the unit’s carrying value. After consideration of the Step 1 results, the Company’s Management felt that the discounted cash flow model was not indicative of value that would be exchanged in an arm’s length transaction. Given this, Step 2 of the quantitative assessment was performed. Step 2 compares the implied fair value of the reporting unit to its carrying value to determine impairment using methods common in business combinations. After considering the results of Step 2, the Company’s management determined that no impairment of the office products and office furniture reporting unit’s goodwill existed at October 31, 2015. The Company’s Management will continue to monitor this reporting unit’s performance and will test for impairment as warranted. Further declines in revenue and income could ultimately require impairment charges to be incurred that would be material to the Company’s financial position and results of operation to the extent of the carrying amount of goodwill.

Revenue Recognition: Revenues are recognized when products are shipped or ownership is transferred and when services are rendered to customers. The Company acts as a principal party in sales transactions, assumes title to products and assumes the risks and rewards of ownership including risk of loss for collection, delivery or returns. The Company typically recognizes revenue for the majority of its products upon shipment to the customer and transfer of title. Under agreements with certain customers, custom forms may be stored by the Company for future delivery. In these situations, the Company may receive a logistics and warehouse management fee for the services provided. In these cases, delivery and bill schedules are outlined with the customer and product revenue is recognized when manufacturing is complete and the product is received into the warehouse, title transfers to the customer, the order is invoiced and there is reasonable assurance of collectability. Since the majority of products are customized, product returns are not significant. Therefore, the Company records sales on a gross basis. Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to government authorities. The costs of delivering finished goods to customers are recorded as shipping and handling costs and included in cost of sales of the printing segment. The office products and office furniture shipping and handling costs were approximately $0.5 million for 2015, 2014, and 2013 and are recorded as a component of selling, general, and administrative costs.

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

During 2015 and 2014 the Company recorded a net recovery of $37,420 and $64,406, respectively, compared to bad debt expense for 2013 of $143,989. The net recovery in 2015 was due to recoveries that offset provisions for bad debt, and the net recovery in 2014 was due to a $0.2 million change in estimate that was partially offset by bad debt expenses recorded for the year. The allowance for doubtful accounts was $531,090, $687,844 and $972,778, as of October 31, 2015, 2014 and 2013, respectively. The actual write-offs for the periods were $119,384, $220,528 and $184,105, during 2015, 2014 and 2013. The actual write-offs occur when it is determined an account will not be collected. General economic conditions and specific geographic and customer concerns are major factors that may affect the adequacy of the allowance and may result in a change in the annual bad debt expense.

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

	Year Ended October 31,
	($ In thousands)
	2015		2014		2013

Revenues:
Printing	$36,454	59.5%	$37,377	58.8%	$42,670	59.0%
Office products and office furniture	24,831	40.5	26,145	41.2	29,653	41.0
Total revenues	61,285	100.0	63,522	100.0	72,323	100.0
Cost of sales:
Printing	27,810	45.4	28,366	44.7	30,373	42.0
Office products and office furniture	18,293	29.8	19,197	30.2	21,043	29.1
Total cost of sales	46,103	75.2	47,563	74.9	51,416	71.1

Gross profit	15,182	24.8	15,959	25.1	20,907	28.9

Selling, general and administrative expenses:	15,393	25.1	16,213	25.5	19,910	27.5
Restructuring / asset impairment costs	-	-	-	-	2271	3.1
(Loss) income from operations	(211)	(0.3)	(254)	(0.4)	(1,274)	(1.7)

Other income (expense):
Interest expense - related party	(82)	(0.1)	(82)	(0.1)	(82)	(0.1)
Interest expense	(775)	(1.3)	(1,056)	(1.7)	(4,204)	(5.8)
Gain on debt forgiveness	-	-	-	-	11,118	15.4
Other (loss) income	(31)	(0.1)	260	0.4	(32)	(0.0)

(Loss) income from continuing operations before income taxes	(1,099)	(1.8)	(1,132)	(1.8)	5,526	7.8
Income tax benefit (expense)	(92)	(0.1)	-	-	105	0.1
Net (loss) income from continuing operations	(1,191)	(1.9)	(1,132)	(1.8)	5,631	7.9
Net income from discontinued operations	-	-	-	-	83	0.1
Net (loss) income	$(1,191)	(1.9)%	$(1,132)	(1.8)%	$5,714	8.0%

Year Ended October 31, 2015 Compared to Year Ended October 31, 2014

Revenues

Consolidated net revenues were $61.3 million for the year ended October 31, 2015 compared to $63.5 million in the prior fiscal year. This change represents a decrease in revenues of approximately $2.2 million, or 3.5%. Printing revenues decreased by $0.9 million from $37.4 million in 2014 to $36.5 million in 2015. Office products and office furniture revenue decreased $1.3 million or 5.0% from $26.1 million in 2014 to $24.8 million in 2015.

The printing revenue reduction is principally due to certain price concessions and specific customer’s usage that was down when compared to 2014; as well as one specific customer that was billed for stocked inventory in 2014 that did not do business with the Company in 2015. We do not expect further price concessions for this customer in the near term, but the effects of this will have an impact on sales in fiscal 2016. This should be offset by volume growth from this customer in addition to new accounts the Company added in late fiscal 2015. The Company also made cost reductions to help offset the impact of these specific price concessions. The Company also increased printing sales to some existing customers and does not anticipate printing sales as a whole to decline further in the near term.

The decrease in revenues for the office products and office furniture segment was primarily attributable to lower office furniture sales and office product related sales. These reductions were in part due to variances in design and furniture sales; which can vary from year to year given the nature of the business, and due to customer specific turnover and decreased usage at three of the Company’s Office Supply Office Furniture divisions. This comes from an increased competitive landscape from “big box” retailers. The Company is taking action to combat this through its professional and personal service as well as undertaking projects to enhance the Company’s ecommerce capabilities. For the Office Supply and Office Furniture segment as a whole, we do not anticipate further sales declines in the near term.

Cost of Sales

Total cost of sales for the year ended October 31, 2015 was $46.1 million, compared to $47.6 million in the previous year. This change represented a decrease of $1.5 million, or 3.1%, in cost of sales.

Printing cost of sales decreased $0.6 million to $27.8 million in 2015 compared to $28.4 million in 2014. Printing cost of sales as a percentage of printing sales increased to 76.3% as a percentage of printing sales in 2015 from 75.9% in 2014. The dollar decrease in printing cost of sales was attributable to the decrease in printing sales. As a percentage of printing sales the increase is due to slightly lower margins on specific customer accounts, in addition to the allocation of overhead to cost of sales remaining level year over year.

Office products and office furniture cost of sales decreased $0.9 million to $18.3 million in 2015 from $19.2 million in 2014. The decrease in office products and office furniture cost of sales is primarily attributable to lower office furniture and office product related sales. Office products and office furniture cost of sales as a percent of office products and office furniture sales was relatively flat in 2015, increasing slightly from 73.4% in 2014 to 73.7% in 2015.

Operating Expenses and Income

Selling, general and administrative (“SG&A”) expenses decreased $0.8 million to $15.4 million in 2015 from $16.2 million in 2014. SG&A as a percentage of net sales represented 25.1% and 25.5% of sales in 2015 and 2014, respectively. The decrease in SG&A in dollars and as a percentage of sales was primarily reflective of lower payroll, professional, insurance, depreciation, and information technology expenses. These decreases were slightly offset by higher repair and maintenance costs.

The loss from operations for the twelve months ended October 31, 2015 was $0.2 million compared to $0.3 million for the same period a year ago.

Segment Operating (Loss) Income

The printing segment reported an operating income of $0.1 million for 2015 compared to an operating loss of $0.4 million in 2014. The increase in operating profit was attributable to decreased costs including payroll, insurance, professional, and depreciation expenses. These expenses were partially offset by higher repair and maintenance costs.

The office products and office furniture segment reported an operating loss of $0.3 million in 2015, compared to operating income of $0.1 million in 2014. This decrease is primarily the result of decreased sales with no corresponding decrease in overhead costs.

Other Income (Expense)
Other income (expense) was a net expense of $0.9 million in 2015 and 2014. Other income (expense) includes interest expense and other income. Interest expense decreased approximately $0.3 million to $0.9 million in 2015 from $1.1 million in 2014 primarily due to the payment of the $0.5 million premium on the 2013 credit agreement which was paid upon maturity, and no longer amortized to interest expense, in April 2015. Other income was $0.3 million in 2014 compared a net other expense in 2015 of $31,000. In 2014 the Company sold a building and recognized a gain of $0.2 million while in 2015 the Company wrote off certain leasehold improvements totaling $0.1 million associated with the move an Office Supply and Office Furniture division to a new facility. This write-off was only partially offset by slight gains on asset disposals.

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

In 2014, as a result of the attribute reductions to exclude the Company’s CODI from taxable income in 2013, the company incurred $6.4 million of attribute recapture income for tax purposes. As such, the Company used net operating loss carry forwards to offset this attribute recapture income. A decrease in the Company’s deferred tax asset valuation allowance in a like amount of the tax liability arising from the Company's taxable income was used to offset any income tax liability. During the third quarter of 2015, the Company finalized its position, on its 2014 income tax liability, after researching applicable Alternative Minimum Tax (“AMT”) rules and determined it owed $92,000 in federal income taxes. The $92,000 tax liability was paid in the third quarter of 2015. AMT taxes paid can be carried forward as a credit against future regular taxable income. As the Company has a full valuation against any deferred tax assets, the $92,000 paid in the third quarter of 2015 is shown as an income tax expense on the Company’s fiscal 2015 income statement due to an increase in the Company’s valuation allowance in a like amount of the $92,000 tax payment.

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company had determined that a full valuation allowance against deferred tax assets was still warranted at October 31, 2015. The amount of deferred tax asset considered realizable could be adjusted in future periods and such adjustments may be material to the Consolidated Financial Statements. See Note 5 to the Consolidated Financial Statements for more information on income taxes.

Net Loss

For the reasons set forth above, the Company recorded a net loss of $1.2 million in 2015 compared to a net loss of $1.1 million in 2014.

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

Operating Expenses and Income

Selling, general and administrative (“SG&A”) expenses decreased $3.7 million to $16.2 million in 2014 from $19.9 million in 2013. S,G&A as a percentage of net sales represented 25.5% and 27.5% of sales in 2014 and 2013, respectively. The decrease in SG&A in dollars and as a percentage of sales was primarily reflective of lower professional fees incurred by the Company associated with various credit actions and restructuring plans when compared to 2013.

Segment Operating (Loss) Income

The printing segment reported an operating loss of $0.4 million for 2014 and $2.2 million in 2013. The decrease in operating loss was primarily attributable to a $2.2 million pre-tax goodwill impairment charge taken in 2013.
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

Other Income (Expense)

Other income (expense) decreased approximately $7.7 million from income of $6.8 million in 2013 to an expense of $0.9 million in 2014. This is primarily due to a pre-tax gain on debt forgiveness in the fourth quarter of 2013 of $11.1 million resulting from the terms of the October 2013 Credit Agreement.

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

Net (Loss) Income (Continuing Operations)

For the reasons set forth above, the Company recorded a net loss of $1.1 million in 2014 compared to net income from continuing operations of $5.6 million in 2013.

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

In the fourth quarter of 2013 the Previous Secured Lenders sold the outstanding credit commitments representing substantially all of the Company's debt to Big 4 Investments, LLC ("Big 4") a private company. As a result of this sale the Company simultaneously entered into a new credit facility with Big 4 under the terms of the October 2013 Credit Agreement; which now has a maturity of April, 2017.

In fiscal 2015 the Company was able to extend the maturity of the October 2013 Credit Agreement from its original maturity of April 1, 2015 to April 1, 2017. The Company had cash flows from operations of $1.6 million for fiscal 2015. This cash flow includes $1.7 million of depreciation and amortization recognized in fiscal 2015 in addition to deferred financing costs of $0.2 million that were amortized in to interest expense during fiscal 2015. It is important to note that, while we update our equipment as necessary and as funds are available, much of our equipment is repaired (thus expensed in the current period) and continues to be in use beyond its estimated useful life. Therefore, the depreciation recognized, and what the Company will need to realize in future replacement cost, may differ significantly. In 2015 we improved our days sales outstanding and maintained our accounts payable days outstanding at a reasonable and consistent level, and continue to monitor our working capital weekly. With these factors considered, we believe that the Company’s cash flow continues to enable us to meet our obligations and make incremental improvements to better position the Company for its future.
For fiscal 2015 the Company used $1.5 million in investing activities including new equipment (new wide format equipment $0.5 million), replacement equipment, vehicles in use of operations, and improvements to our facilities. The purchases of property and equipment were only slightly offset by cash flow from asset disposals.  Again, the Company makes incremental improvements to its asset base as necessary and as funds are available.

The cash flows used in financing activities were $0.4 million. A more in depth look at these cash flows is required to better understand the Company’s liquidity. The proceeds from term debt were $3.6 million while the payments of term debt were $4.0 million. This would suggest a revolving capability, which the Company does not have, but it does have an arrangement to finance certain large design and furniture jobs that allow the Company to smooth cash flow requirements for these projects. Many times these projects, ranging from $0.3 million to over $1.0 million, will require the product to be paid for up front or shortly after it is put into production, and many times we are not paid by our customer until up to 90 days after completion of the project; therefore the Company has arranged a short –term borrowing facility for these jobs to pay its vendors and earn prompt pay discounts to offset any interest incurred, and thus smooth cash flow requirements, and then remit the payments once it has been collected for the specific job. The Company has done this successfully in excess of one year. Also included in borrowings for the year is $0.6 million for new equipment and $0.6 million for vehicles; all of the new equipment purchased is for new lines of business. Included in repayments of debt is the regularly scheduled principal payments to Big 4 of $0.6 million ($50,000 principal per month), $0.5 million debt premium paid to Big 4 in April 2015, regularly scheduled principal payments on vehicle and equipment loans, and the repayment of short-term borrowings associated with large furniture projects as discussed previously.

As of October 31, 2015, the Company had a $0.5 million book cash balance. Working capital as of October 31, 2015 was $1.8 million. The working capital includes $2.5 million of debt to a shareholder that the Company intends to convert to Preferred Stock upon approval by shareholders at its Annual Meeting of Shareholders expected to be held March 21, 2016. Assuming this action is approved, the Company’s working capital at October 31, 2015 would be $4.3 million.

At this time, the Company does not have a concrete plan to refinance its long term debt to Big 4 on a longer term basis. The Company will explore its options as fiscal 2016 takes shape and will develop its plan accordingly.
We have considered our revenue as an important indicator in our overall outlook. In 2015, when compared to 2014, the Company’s revenue decreased 3.5%, compared to 12.2% for 2014 when compared to the same periods in 2013, and 17.0% when comparing 2013 to 2012. Given this trend, in addition to various actions taken in 2014 and 2015 by the Company’s Management, we believe revenue declines continue to level off and we expect, at minimum, Fiscal 2016 sales (as a whole) to be on par with fiscal 2015. This is supported by the Company’s performance through two months of fiscal 2016.

Considering these factors, as well as the Company’s plans to convert $2.5 million in debt to Preferred Stock, our continued efforts to bring in talented individuals, adding new business lines, actions taken to reduce costs that will be seen in fiscal 2016, and working on improved ecommerce, marketing, and analytical capabilities, we believe the Company is well positioned, financially stable, and prepared to continue its rebuilding efforts.

The Company is also considering a potential “going dark” transaction that will relieve the Company of its Exchange Act reporting requirements. This action would be achieved by completing a reverse stock split at a ratio of 200 old shares for one new share of the Company’s stock. Any fractional shares created by the reverse split would receive cash in lieu of fractional shares. This would reduce the Company’s shareholders of record below the 300 shareholders of record threshold that triggers Exchange Act filings. We estimate the cost of this transaction would not exceed $150,000 and estimate savings of $220,000 annually if completed. This transaction is currently being reviewed by a special committee comprised of independent members of the Board of Directors. Upon approval by the Board of Directors, the Company will file pertinent forms and documents for SEC and shareholder review. In anticipation of completion, the Company would maintain its Annual Report, as well as quarterly updates to shareholders to keep them informed of performance, but at substantially reduced time and monetary resource burdens. See Note 14 to the Consolidated Financial Statements for more information on this proposed transaction.

As of October 31, 2015 the Company had contractual obligations in the form of leases, debt, and interest as follows:

Payments Due by Fiscal Year
Contractual Obligations	2016	2017	2018	2019	2020	Residual	Total

Non-cancelable operating leases	$483,360	$423,949	$334,642	$230,098	$77,010	$32,673	$1,581,732

Term debt	1,929,358	8,460,619	135,770	97,644	98,352	4,157	10,725,900

Capital lease obligations	15,852	12,528	-	-	-	-	28,380

Debt discounts	-	-	-	-	-	-	-

Notes payable - related party (1)	2,500,000	-	-	-	-	-	2,500,000

Interest (2)	583,978	528,556	504,778	479,769	456,049	1,874,366	4,427,496

	$5,512,548	$9,425,652	$975,190	$807,511	$631,411	$1,911,196	$19,263,508

The Company believes exposure reasonably possible for current legal proceedings is not greater than $0.4 million and may be substantially lower than this amount as of October 31, 2015. The Company expenses legal fees as incurred and therefore the Company may incur legal fees to defend itself in the future and these fees may be material to the Company’s Consolidated Financial Statements in a particular period.

(1) On June 15, 2015 the Company’s Board of Directors approved the conversion of the Company’s $2.5 million related party debt to Preferred Stock equity. The Preferred Stock will pay a 6.00% or 0.00% annual dividend contingent on the Company’s income after income taxes. If the Company's income after income taxes is $1.0 million or greater, the dividend rate is 6.00%; if the Company's income after income taxes is less than $1.0 million, the dividend rate is 0.00%.

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

This conversion is pending a shareholder vote to amend the Company’s Articles of Incorporation to allow for the issuance of Preferred Stock. This will be part of the Company's definitive Proxy Statement, expected to be dated January 25, 2016, with respect to the Annual Meeting of Shareholders to be held on March 21, 2016. The Company will continue to accrue interest on the related party debt equal to the prime rate until such conversion has been consummated.

(2) Interest is estimated based on the long-term debt to Big 4 being amortized fully at its current rate of $50,000 principal monthly, or approximately 14.6 years at October 31, 2015. The Company also assumed a certain level of borrowings in future periods for vehicle and equipment needs based on historical trends and Management's estimate of future needs. For variable rate debt, based on the prime rate of interest, the Company assumed a 25 basis point (.0025) increase in each of the next five years; actual interest expenses may be significantly different.

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

Our operating results depend on the relative strength of the economy on both a regional and national basis. Recessionary conditions applicable to the economy as a whole and specifically to our core business segments can have a significant adverse impact on the Company’s business.

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

NEWLY ISSUED ACCOUNTING STANDARDS

Effective July 1, 2009, changes to the ASC are communicated through an ASU. As of October 31, 2015, the FASB has issued ASU’s 2009-01 through 2015-16. The Company reviewed each ASU and determined that they will not have a material impact on the Company’s financial position, results of operations or cash flows, other than related disclosures to the extent applicable.

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

ITEM 9A - CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Company management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15c as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. The Company's Management used the 2013 COSO Framework to evaluate the effectiveness of internal controls over financial reporting.

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
Justin T. Evans
Senior Vice President and Chief Financial Officer

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to the directors and corporate governance of the Company is contained under the captions “Election of Directors”, “Meetings, Committees and Attendance”, “Section 16a Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement, expected to be dated January 25, 2016, with respect to the Annual Meeting of Shareholders to be held on March 21, 2016, which will be filed pursuant to Regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference. Certain information concerning executive officers of the Company appears in “EXECUTIVE OFFICERS OF CHAMPION” at Part I of this report.

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this Item is contained under the captions "Executive Compensation" including "Compensation Discussion and Analysis", "Compensation Committee Report", "Summary Compensation Table", "Outstanding Equity Awards at Fiscal Year End" and "Director Compensation" in the Company’s definitive Proxy Statement, expected to be dated January 25, 2016, with respect to the Annual Meeting of Shareholders to be held on March 21, 2016, which will be filed pursuant to Regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this Item is contained under the captions “Equity Compensation Plan Information” and “Ownership of Shares” in the Company’s definitive Proxy Statement, expected to be dated January 25, 2016, with respect to the Annual Meeting of Shareholders to be held on March 21, 2016, which will be filed pursuant to Regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this Item is contained under the captions “Transactions with Directors, Officers and Principal Shareholders” and "Meetings, Committees and Attendance" in the Company’s definitive Proxy Statement, expected to be dated January 25, 2016, with respect to the Annual Meeting of Shareholders to be held on March 21, 2016, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this Item is contained under the caption “Independent Auditors” in the Company’s definitive Proxy Statement, expected to be dated January 25, 2016, with respect to the Annual Meeting of Shareholders to be held on March 21, 2016, which will be filed pursuant to regulation 14(a) of the Securities Exchange Act of 1934 and which is incorporated herein by reference.

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

Date: January 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

SIGNATURE AND TITLE	DATE

/s/ Gregory D. Adkins	January 29, 2016
Gregory D. Adkins, Controller

/s/ Louis J. Akers	January 29, 2016
Louis J. Akers, Director

/s/ Philip E. Cline	January 29, 2016
Philip E. Cline, Director

/s/ Justin T. Evans	January 29, 2016
Justin T. Evans, Senior Vice President and Chief Financial Officer

/s/ Marshall T. Reynolds	January 29, 2016
Marshall T. Reynolds, Director, Chairman of the Board and Chief Executive Officer

/s/ Neal W. Scaggs	January 29, 2016
Neal W. Scaggs, Director

/s/ Glenn W. Wilcox, Sr.	January 29, 2016
Glenn W. Wilcox, Sr., Director

Champion Industries, Inc.
Audited Consolidated Financial Statements and Schedule
October 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Shareholders
Champion Industries, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of Champion Industries, Inc. and Subsidiaries (the “Company”) as of October 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2015. Our audits also included the financial statement schedule in the index on page F-48 as required for Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when consolidated in relation to the basic consolidated financial statements taken as a whole, presents fairly in material respects the information set forth therein.

ARNETT CARBIS TOOTHMAN LLP

Charleston, West Virginia
January 29, 2016
101 Washington Street East │P.O. Box 2629
Charleston, WV 25301
304.346.0441 │ 800.642.2601

Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	October 31,
	2015	2014
Current assets:
Cash and cash equivalents	$540,909	$818,438
Accounts receivable, net of allowance of $531,000 and $688,000	8,651,745	9,512,731
Inventories (Note 2)	3,568,665	3,969,992
Other current assets	890,165	226,307
Current portion assets held for sale (Note 10)	256,832	256,832
Total current assets	13,908,316	14,784,300

Property and equipment, at cost:
Land	1,254,195	1,254,195
Buildings and improvements	4,676,290	4,923,113
Machinery and equipment	34,130,233	33,297,081
Equipment under capital lease	72,528	72,528
Furniture and fixtures	3,734,959	3,639,966
Vehicles	2,756,086	2,488,981
	46,624,291	45,675,864
Less accumulated depreciation	(39,911,447)	(38,991,652)
	6,712,844	6,684,212

Goodwill (Note 9)	1,230,485	1,230,485
Other intangibles, net of accumulated amortization (Note 9)	1,057,845	1,179,943
Deferred financing costs	3,040	69,644
Other assets	13,996	59,809
	2,305,366	2,539,881
Total assets	$22,926,526	$24,008,393

Current liabilities:
Accounts payable	$4,730,286	$4,518,634
Accrued payroll and commissions	528,855	583,529
Taxes accrued and withheld	635,131	666,166
Accrued expenses	1,763,929	1,553,978
Debt discount (Note 3)	-	(138,520)
Notes payable (Note 3)	1,929,358	10,947,218
Notes payable - related party (Note 3)	2,500,000	2,500,000
Capital lease obligations (Note 3)	15,852	14,931
Total current liabilities	12,103,411	20,645,936

Long-term debt, net of current portion:
Notes payable (Note 3)	8,796,542	128,690
Capital lease obligations (Note 3)	12,528	28,381
Total liabilities	20,912,481	20,803,007

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 Class A voting shares authorized; 11,299,528 shares issued and outstanding	11,299,528	11,299,528
Common Stock, Class B nonvoting stock, $1 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Additional paid-in capital	24,279,179	24,279,179
Retained deficit	(33,564,662)	(32,373,321)
Total shareholders’ equity	2,014,045	3,205,386
Total liabilities and shareholders’ equity	$22,926,526	$24,008,393

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended October 31,
	2015	2014	2013
Revenues:
Printing	$36,453,663	37,377,484	$42,669,468
Office products and office furniture	24,831,538	26,144,856	29,653,707
Total revenues	61,285,201	63,522,340	72,323,175

Cost of sales:
Printing	27,809,506	28,365,876	30,372,770
Office products and office furniture	18,293,475	19,197,494	21,043,755
Total cost of sales	46,102,981	47,563,370	51,416,525

Gross profit	15,182,220	15,958,970	20,906,650

Selling, general and administrative expenses	15,393,504	16,213,220	19,910,369
Asset impairments/restructuring charges	-	-	2,270,685
Loss from operations	(211,284)	(254,250)	(1,274,404)

Other (expense) income:
Interest expense - related party	(82,378)	(82,378)	(82,378)
Interest expense	(775,299)	(1,056,019)	(4,202,774)
Gain on debt forgiveness	-	-	11,118,069
Other	(30,681)	261,013	(32,207)
	(888,358)	(877,384)	6,800,710
(Loss) income from operations before income taxes	(1,099,642)	(1,131,634)	5,526,306
Income tax (expense) benefit	(91,699)	-	105,146
Net (loss) income from continuing operations	(1,191,341)	(1,131,634)	5,631,452
Net income from discontinued operations	-	-	82,942
Net (loss) income	$(1,191,341)	$(1,131,634)	$5,714,394

(Loss) earnings per share:
Basic (loss) income from continuing operations	$(0.11)	$(0.10)	$0.50
Basic income (loss) from discontinued operations	-	-	0.01
Total basic (loss) earnings per common share	$(0.11)	$(0.10)	$0.51

Diluted (loss) income from continuing operations	$(0.11)	$(0.10)	$0.35
Diluted income (loss) from discontinued operations	-	-	0.01
Total diluted (loss) earnings per common share	$(0.11)	$(0.10)	$0.36

Weighted average shares outstanding:
Basic	11,300,000	11,300,000	11,300,000
Diluted	11,300,000	11,300,000	16,114,000

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity (Deficit)

			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance, October 31, 2012 (Restated)	11,299,528	$11,299,528	$24,279,179	$(36,956,081)	$-	$(1,377,374)

Comprehensive income:				5,714,394		5,714,394
Net income for 2013	-	-	-		-
Total comprehensive income	-	-	-	5,714,394	-	5,714,394
Balance, October 31, 2013	11,299,528	$11,299,528	$24,279,179	$(31,241,687)	$-	$4,337,020

Comprehensive loss:
Net loss for 2014	-	-	-	(1,131,634)	-	(1,131,634)
Total comprehensive loss	-	-	-	(1,131,634)	-	(1,131,634)
Balance, October 31, 2014	11,299,528	$11,299,528	$24,279,179	$(32,373,321)	$-	$3,205,386

Comprehensive loss:
Net loss for 2015	-	-	-	(1,191,341)	-	(1,191,341)
Total comprehensive loss	-	-	-	(1,191,341)	-	(1,191,341)
Balance, October 31, 2015	11,299,528	$11,299,528	$24,279,179	$(33,564,662)	$-	$2,014,045

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended October 31,
	2015	2014	2013

Cash flows from operating activities:
Net (loss) income	$(1,191,341)	$(1,131,634)	$5,714,394
Net income (loss) from discontinued operations	-	-	82,942
Net (loss) income from continuing operations	(1,191,341)	(1,131,634)	5,631,452

Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	1,654,841	1,930,507	2,169,014
Loss (gain) on sale of assets	54,633	(246,794)	33,569
Allowance for doubtful accounts	(37,420)	(64,406)	143,989
Gain on debt forgiveness	-	-	(11,118,069)
Deferred financing costs / debt discount	182,478	495,578	1,645,201
Accrued deferred fee	-	-	986,641
Restructuring charges	-	-	43,848
Goodwill impairment	-	-	2,226,837
Changes in assets and liabilities:
Accounts receivable	898,405	164,502	472,747
Inventories	401,327	914,587	880,224
Other assets	(663,858)	197,134	(53,338)
Accounts payable	211,653	(2,406,899)	3,758,141
Accrued payroll and commissions	(54,674)	(184,109)	(256,189)
Taxes accrued and withheld	(31,035)	(79,492)	(88,311)
Accrued expenses	209,951	(231,057)	(478,818)
Other liabilities	-	(150)	(1,800)
Net cash provided by (used in) operating activities	1,634,960	(642,233)	5,995,138
Net cash provided by operating activities discontinued operations	-	123,916	371,183
	1,634,960	(518,317)	6,366,321

Cash flows from investing activities:
Purchase of property and equipment	(1,703,007)	(761,367)	(544,643)
Proceeds from sale of fixed assets	86,999	502,829	170,348
Proceeds from assets held for sale	-	-	816,667
Change in other assets	68,459	(5,807)	13,584
Net cash (used in) provided by investing activities	(1,547,549)	(264,345)	455,956
Net cash provided by investing activities discontinued operations	-	-	11,001,864
	(1,547,549)	(264,345)	11,457,820
Cash flows from financing activities:
Borrowings on line of credit	-	-	20,465,448
Payments on line of credit	-	-	(20,157,278)
Proceeds from term debt	3,588,661	2,537,042	393,497
Principal payments on term debt	(3,953,601)	(2,364,484)	(7,660,466)
Financing costs incurred	-	-	(229,189)
Net cash (used in) provided by financing activities	(364,940)	172,558	(7,187,988)
Net cash used in financing activities discontinued operations	-	-	(11,052,408)
	(364,940)	172,558	(18,240,396)
Net decrease in cash and cash equivalents	(277,529)	(610,104)	(416,255)
Cash and cash equivalents at beginning of year	818,438	1,428,542	1,844,797
Cash and cash equivalents at end of year	$540,909	$818,438	$1,428,542

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Summary of Significant

Accounting Policies

Champion Industries, Inc. is a major commercial printer, business forms manufacturer, office products and office furniture supplier, and mailing solutions provider offering warehousing and fulfillment of print and supply goods in regional markets east of the Mississippi River; primarily in West Virginia, Kentucky, Ohio, Indiana, and Louisiana.

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

For the twelve month period ended October 31, 2015, the Company had one customer that made up approximately 10.7% of its consolidated revenues and 11.6% of its accounts receivable. This customer is a publicly traded Fortune 500 company that we believe to be in good financial condition and that will remain so for the foreseeable future. Otherwise, no single customer contributed more than 4.7% of the Company’s consolidated revenues for fiscal 2015. Due to the project-oriented nature of customers' printing and furniture requirements, sales to particular customers may vary significantly from year to year depending upon the number and size of their projects. The Company's ten largest accounts receivable balances represented 34.7% and 32.1% of gross outstanding accounts receivable at October 31, 2015 and 2014, respectively.

Inventories

Inventories are principally stated at the lower of first-in, first-out, cost or market. Manufactured finished goods and work-in-process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs.

Inventory Reserves

Reserves for slow moving and obsolete inventories are provided based on historical experience, inventory aging, historical review and management judgment. The Company continuously evaluates the adequacy of these reserves and makes adjustments to these reserves as required.

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

Major renewals, betterments and replacements are capitalized while maintenance and repair costs are charged to operations as incurred. Upon the sale or disposition of assets, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in income. Depreciation expense and amortization of leasehold improvements and equipment under capital leases from continuing operations approximated $1,654,841, $1,930,507 and $2,169,014 for the years ended October 31, 2015, 2014, and 2013, respectively, and is reflected as a component of cost of sales and selling, general and administrative expenses.

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

Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. The Company considers qualitative and quantitative information in its assessment of goodwill. The first step of the quantitative assessment is a screen for potential impairment and the second step, if required, measures the amount of the impairment. The Company performs an annual impairment in the fourth quarter and in 2013 performed an interim test for goodwill at the printing segment. The Company recorded charges associated with Goodwill in 2013 as further disclosed in Note 9 to the Consolidated Financial Statements.

Intangible Assets

The intangible assets are amortized using the straight-line method over their estimated benefit period, in our case 5-20 years. The fair values of these intangible assets are estimated based on management's assessment as well as independent third party appraisals in some cases.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended October 31, 2015, 2014, and 2013 approximated $320,000, $349,000, and $336,000.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options and warrants. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants using the treasury stock method. There was no dilutive effect in fiscal 2015 and 2014. The dilutive effect in 2013, related to outstanding warrants, was 4,814,000 shares.

Segment Information

The Company designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company’s operating segments are more fully described in Note 8.

Revenue Recognition

Revenues are recognized when products are shipped or ownership is transferred and when services are rendered to customers. The Company acts as a principal party in sales transactions, assumes title to products and assumes the risks and rewards of ownership including risk of loss for collection, delivery or returns. The Company typically recognizes revenue for the majority of its products upon shipment to the customer and transfer of title. Under agreements with certain customers, custom forms may be stored by the Company for future delivery. In these situations, the Company may receive a logistics and warehouse management fee for the services provided. In these cases, delivery and bill schedules are outlined with the customer and product revenue is recognized when manufacturing is complete and the product is received into the warehouse, title transfers to the customer, the order is invoiced and there is reasonable assurance of collectability. Since the majority of products are customized, product returns are not significant. Therefore, the Company records sales on a gross basis. Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to government authorities. The costs of delivering finished goods to customers are recorded as shipping and handling costs and included in cost of sales. The office products and office furniture shipping and handling costs were approximately $0.5 million for 2015, 2014, and 2013 and are recorded as a component of selling, general, and administrative costs.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

Goodwill and other intangible assets are measured on a non-recurring basis using Level 3 inputs, as further discussed in Note 9.

 NEWLY ISSUED ACCOUNTING STANDARDS

Effective July 1, 2009, changes to the ASC are communicated through an ASU. As of October 31, 2015, the FASB has issued ASU’s 2009-01 through 2015-16. The Company reviewed each ASU and determined that they will not have a material impact on the Company’s financial position, results of operations or cash flows, other than related disclosures to the extent applicable.

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

Note 2. Inventories

At the dates indicated, inventories consisted of the following:

	October 31,
	2015	2014
Printing:
Raw materials	$1,111,203	$1,180,361
Work in process	599,289	539,023
Finished goods	824,689	1,131,430
Office products and office furniture	1,033,484	1,119,178
	$3,568,665	$3,969,992

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 3. Debt

At the dates indicated, debt consisted of the following:

	October 31,
	2015	2014
Term Note A dated October 7, 2013, due in monthly installments of $50,000 plus interest payments equal to the prime rate of interest plus 2% maturing April 1, 2017, collateralized by substantially all of the assets of the Company	$8,750,000	$9,850,000
Installment notes payable to banks, due in monthly installments plus interest at rates approximating the bank’s prime rate or the prime rate subject to various floors maturing in various periods ranging from November 2015-October 2017, collateralized by equipment and vehicles.	634,998	475,908
Notes payable to shareholders. The shareholder note of $2.5 million plus all accrued interest was initially due in one balloon payment in September 2014; pursuant to Term Note A, the maturity was adjusted to April 2015. The interest is accrued on this note at a rate of 3.25%. See discussion below for more detail. (1)	2,500,000	2,500,000
Note payable to a bank, due November 2015 ($0.45 million) and January 2016 ($0.3 million), including interest accrued at 5.00%, collateralized by specific accounts receivable of the Company. (2)	750,000	750,000
Capital lease obligation for printing equipment at an imputed interest rate of 6.02% per annum	28,380	43,312
Note, payable to a bank in monthly installments of $8,441 including interest at 5.00% collateralized by equipment	443,208	-
Note, payable to a bank in monthly installments of $4,197 including an imputed interest rate of 0.0% collateralized by equipment	147,694	-
Unamortized debt discount	-	(138,520)
	13,254,280	13,480,700
Less current portion long-term debt	1,179,358	10,197,218
Less short-term notes payable to related party (1)	2,500,000	2,500,000
Less current portion obligation under capital lease	15,852	14,931
Less short-term debt (2)	750,000	750,000
Less debt discount	-	(138,520)
Long-term debt, net of current portion and capital lease obligation	$8,809,070	$157,071

Continuing operations:
Long-term debt, net of current portion	$8,796,542	$128,690
Long-term capital lease obligation	12,528	28,381
Current portion of long-term debt	1,179,358	10,197,218
Short-term notes payable to related party (1)	2,500,000	2,500,000
Short-term debt (2)	750,000	750,000
Current portion of capital lease obligation	15,852	14,931
Debt Discount	-	(138,520)
Total indebtedness	$13,254,280	$13,480,700

(1)On June 15, 2015 the Company’s Board of Directors approved the conversion of the Company’s $2.5 million related party debt to Preferred Stock equity. The Preferred Stock will pay a 6.00% or 0.00% annual dividend contingent on the Company’s income after income taxes. If the Company's income after income taxes is $1.0 million or greater, the dividend rate is 6.00%; if the Company's income after income taxes is less than $1.0 million, the dividend rate is 0.00%.

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

This conversion is pending a shareholder vote to amend the Company’s Articles of Incorporation to allow for the issuance of Preferred Stock. This will be part of the Company's definitive Proxy Statement, expected to be dated January 25, 2016, with respect to the Annual Meeting of Shareholders to be held on March 21, 2016. The Company will continue to accrue interest on the related party debt equal to the prime rate until such conversion has been consummated.

(2) These notes are short-term borrowings associated with large furniture projects that are on terms of 120 days or less. These borrowings were subsequently paid upon collection of the collateral in November 2015 and January 2016.

Maturities of debt and capital lease obligations for each of the next five years beginning November 1, 2015 are as follows:

November 1, 2015 through October 31, 2016	$4,445,210	*
November 1, 2016 through October 31, 2017	8,473,148
November 1, 2017 through October 31, 2018	135,770
November 1, 2018 through October 31, 2019	97,644
November 1, 2019 through October 31, 2020	98,352
Residual	4,156
	$13,254,280

*Includes $2.5 million debt to shareholder that the Company intends to convert to preferred stock equity. See the discussion on the prior page for more details.

Debt 2015:

In May 2015, the Company signed the Extension Agreement of the October 2013 Credit Agreement. The Extension Agreement extended the maturity of the Company's debt to Big 4 until April 2017. The terms of the October 2013 Credit Agreement were unchanged by the execution of the Extension Agreement; the only exception is that there will be no debt premium associated with the Extension Agreement. The $0.5 million premium associated with the original agreement was paid to Big 4 in April 2015. During the extension period, the Company will focus on operations and weigh its financing options as results of its turnaround efforts are available.

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

Debt 2014:

The Company's October 2013 Credit Agreement expired April 1, 2015. At that time, the Company was obligated to repay $9.6 million to Big 4. Management expected to be able to refinance all of its short term loans based on past experience, ability to generate sufficient cash flows from operations and the Company's credit history, and was successful in doing so. The Company pursued opportunities for longer term financing from a traditional financial institution to repay its outstanding debt to Big 4, but was not successful given time and historical performance constraints. The Company worked with Big 4 and was able to extend the October 2013 Credit Agreement for a two year period.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 4. Employee Benefit Plan

The Company had a Profit Sharing Plan that covered all eligible employees and qualified as a Savings Plan under Section 401(k) of the Internal Revenue Code. Effective January 1, 1998, the Profit Sharing Plan was merged into The Champion Industries, Inc. 401(k) Plan (the "Plan"). The Plan covers all eligible employees who satisfy the age and service requirements. Each participant may elect to contribute up to 15% of annual compensation and the Company previously contributed 100% of the participant's contribution not to exceed 2% of the participant's annual compensation. The Company eliminated the employer match, as previously described, in the second quarter of 2010. The Company may make discretionary contributions to the Plan. The Company incurred no 401(k) match expense under these plans for the years ended October 31, 2015, 2014 and 2013.

The Company's accrued vacation liability as of October 31, 2015 and 2014 was approximately $570,000 and $569,000. This item is classified as a component of accrued expenses on the financial statements.

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

The option price per share for incentive stock options shall not be lower than the fair market value of the common stock at the date of grant. The option price per share for non-qualified stock options shall be at such price as the Compensation Committee of the Board of Directors may determine at its sole discretion. All options to date are incentive stock options. There were no options outstanding as of October 31, 2015, 2014, and 2013. Options vest immediately and may be exercised within five years from the date of grant.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 5. Income Taxes

Income tax (expense) benefit  consisted of the following:

	Year Ended October 31,
	2015	2014	2013
Current (expense) benefit:
Federal	$198,327	$(1,864,570)	$1,565,286
State	31,640	(416,620)	434,027
Deferred benefit (expense)	(321,666)	2,281,190	(1,894,167)
Income tax benefit (expense) continuing operations	(91,699)	-	105,146
Intra-period tax allocation benefit (expense) discontinued operations	-	-	(105,146)
Total income tax benefit (expense)	$(91,699)	$-	$-

Deferred tax assets and liabilities are as follows:

	October 31,
	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$176,254	$238,975
Net operating loss carry forward	1,764,429	1,656,051
Accrued vacation	174,853	174,543
Accrued bonuses	31,039	23,507
Other accrued assets	332,970	186,240
Other accrued liabilities	122,076	122,586
Intangible assets	-	-
Gross deferred tax assets	2,601,621	2,401,902

Deferred tax liabilities:
Property and equipment	(947,984)	(1,336,905)
Intangible assets	(635,345)	(507,009)
Gross deferred tax liability	(1,583,329)	(1,843,914)
Net deferred tax asset before valuation allowance	1,018,292	557,988

Valuation allowance:
Beginning balance	557,988	2,003,440
Change during the period	460,304	(1,445,452)
Ending balance	1,018,292	557,988
Net deferred tax asset	$-	$-

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate for continuing operations is as follows:

	Year Ended October 31,
	2015	2014	2013

Statutory federal income tax rate	34.0%	(34.0)%	(34.0)%
State taxes, net of federal benefit	1.9	(7.6)	(1.8)
Change in valuation allowance	(28.2)	42.8	265.8
Disallowed deferred tax asset-related party	-	-	(220.1)
Selling expenses	(0.4)	(1.2)	(1.4)
CODI, insolvency exemption debt basis	-	-	3.1
Goodwill	10.6	-	(10.3)
Other	(26.2)	-	0.6
Effective tax rate, (expense) benefit	(8.3)%	-%	1.9%

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
During fiscal 2015, the Company finalized its position on its 2014 income tax liability after researching applicable Alternative Minimum Tax (“AMT”) rules and determined it owed $92,000 in federal income taxes. The $92,000 tax liability was paid in the third quarter of 2015. AMT taxes paid can be carried forward as a credit against future regular taxable income. The Company had determined that a full valuation allowance against deferred tax assets was warranted at October 31, 2015. Given this, the Company increased its valuation allowance by $92,000 to neutralize the deferred tax asset associated with its AMT payment made during fiscal 2015. This increase in the valuation allowance was reflected on the income statement as an income tax expense.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company currently intends to maintain a full valuation allowance on its deferred tax assets until sufficient positive evidence related to sources of future taxable income exists.

The Company’s effective tax rate for continuing operations for 2015 was an expense of 8.3%, 2014 was 0.0% compared to a benefit of 1.9% in 2013. The primary difference in tax rate for 2015 was the change in valuation allowance previously discussed. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets.

The Company paid $92,000 in income taxes during fiscal 2015 as previously discussed. This payment can be used as a credit against future taxable income. The Company did not pay or was not refunded any income taxes for the years ended October 31, 2014 or 2013.

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

A summary of significant related party transactions are as follows:

	Year Ended October 31,
	2015	2014	2013
Rent expense paid to affiliated entities for operating facilities for operating facilities	$445,000	$460,000	$493,000
Sales of office products, office furniture and printing services to affiliated entities	458,000	465,000	767,000

In addition, the Company leases property and equipment from unrelated entities under operating leases. Rent expense from continuing operations amounted to $489,000, $417,000, and $547,000 for the years ended October 31, 2015, 2014 and 2013.

Under the terms and conditions of the above-mentioned leases, the Company is primarily responsible for all taxes, assessments, maintenance, repairs or replacements, utilities and insurance. The Champion Output Solutions' lease includes only a pro rata portion of the property taxes. The Company has renewal options for certain leases covering varying periods.

In addition, the Company purchased vehicles from an entity controlled by family members of its Chief Executive Officer in the amounts of $361,000, $327,000, and $313,000 for the years ended October 31, 2015, 2014 and 2013.

Future minimum rental commitments for all non-cancelable operating leases including related party commitments with initial terms of one year or more consisted of the following at October 31, 2015:

2016	$483,360
2017	423,949
2018	334,642
2019	230,098
2020	77,010
Residual	32,673
$1,581,732

The Company participates in a self-insurance program for employee health care benefits with affiliates controlled by its Chief Executive Officer and as such is responsible for paying claims of Company participants as required by the plan document. The Company is allocated costs primarily related to the reinsurance premiums based on its proportionate share to provide such benefits to its employees in addition various personnel of the Company perform certain administrative functions for the independent third party administrator. The Company’s allocated expense related to this program (excluding claims paid) for the years ended October 31, 2015, 2014 and 2013 was approximately $0.5 million, $0.3 million, and $0.3 million. (expenses are inclusive of discontinued operations for 2013)

During 2013  the Company utilized an aircraft from an entity controlled by its Chief Executive Officer and reimbursed the controlled entity for the use of the aircraft, fuel, aircrew, ramp fees and other expenses attendant to the Company’s use, in amounts aggregating $34,000. The Company did not utilize this aircraft during 2015 or 2014 and thus incurred no related expenses. When this service is used, the Company believes that such amounts are at or below the market rate charged by third-party commercial charter companies for similar aircraft.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company is self-insured for certain of the claims made under its employee medical insurance programs. The Company had recorded liabilities totaling $0.5 million and $0.5 million for estimated costs related to outstanding claims as of October 31, 2015 and 2014, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported that we incorporated into a trend and lag analysis utilizing a variety of factors including historical claims trends and various processing statistics provided by the Company’s third party claims administrator. These estimates are based on management’s assessment of outstanding claims, historical analyses and current payment trends. The Company recorded an estimate for the claims incurred but not reported using an estimated lag period based upon historical information. The Company believes the reserves recorded are adequate based upon current facts and circumstances.

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

While the final outcome of legal proceedings is inherently uncertain, Management uses information currently available, advice of counsel, and available insurance coverage to estimate exposure to such legal matters. At October 31, 2015 Management believes that there is no accrual for legal contingencies required. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be greater than the current estimates discussed above and may be material to the Company’s Consolidated Financial Statements in a particular period.

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

The identifiable assets are reflective of non-GAAP assets reported on the Company's internal balance sheets and are typically adjusted for negative book cash balances, taxes and other items excluded for segment reporting. The assets are classified based on the primary functional segment category as reported on the internal balance sheets. Therefore the actual segment assets may not directly correspond with the segment operating (loss) income reported herein. The Company has certain assets classified as held for sale representing $256,832 at October 31, 2015 and 2014. This asset was part of the printing segment prior to the reclassification as an assets held for sale. The total assets reported on the Company's balance sheets as of October 31, 2015, 2014 and 2013 are $22,926,526, $24,008,393 and $27,530,622. The identifiable assets reported below represent $22,669,694, $23,751,561, and $27,037,318.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The table below presents information about reported segments for the years ended October 31:
2015	Printing	Office Products & Furniture	Total
Revenues from continuing operations	$38,576,045	$27,594,920	$66,170,965
Elimination of intersegment revenue	(2,122,382)	(2,763,382)	(4,885,764)
Consolidated revenue from continuing operations	$36,453,663	$24,831,538	$61,285,201
Operating income (loss) from continuing operations	101,249	(312,533)	(211,284)
Depreciation & amortization	1,563,294	91,547	1,654,841
Capital expenditure	1,602,562	100,445	1,703,007
Identifiable assets	16,107,165	6,562,529	22,669,694
Goodwill	-	1,230,485	1,230,485

2014	Printing	Office Products & Furniture	Total
Revenues from continuing operations	$39,546,537	$29,375,140	$68,921,677
Elimination of intersegment revenue	(2,169,053)	(3,230,284)	(5,399,337)
Consolidated revenues from continuing operations	$37,377,484	$26,144,856	$63,522,340
Operating income (loss) from continuing operations	(360,182)	105,932	(254,250)
Depreciation & amortization	1,832,458	98,049	1,930,507
Capital expenditures	738,893	22,474	761,367
Identifiable assets	16,526,888	7,224,673	23,751,561
Goodwill	-	1,230,485	1,230,485

2013	Printing	Office Products & Furniture	Total
Revenues from continuing operations	$45,460,503	$34,333,182	$79,793,685
Elimination of intersegment revenue	(2,791,035)	(4,679,475)	(7,470,510)
Consolidated revenues from continuing operations	$42,669,468	$29,653,707	$72,323,175
Operating income (loss) from continuing operations	(2,228,855)	954,451	(1,274,404)
Depreciation & amortization	2,049,191	119,823	2,169,014
Capital expenditures	541,855	2,788	544,643
Identifiable assets	18,850,573	8,186,745	27,037,318
Goodwill	-	1,230,485	1,230,485

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation of total segment revenue, assets and operating income (loss) to consolidated (loss) income before income taxes for the years ended October 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Revenues:
Total segment revenues	$66,170,965	$68,921,677	$79,793,685
Elimination of intersegment revenue	(4,885,764)	(5,399,337)	(7,470,510)
Consolidated revenue from continuing operations	$61,285,201	$63,522,340	$72,323,175

Operating income (loss) from continuing operations:
Total segment operating loss from continuing operations	$(211,284)	$(254,250)	$(1,274,404)
Interest expense - related party	(82,378)	(82,378)	(82,378)
Interest expense	(775,299)	(1,056,019)	(4,202,774)
Gain from debt forgiveness	-	-	11,118,069
Other (loss) income	(30,681)	261,013	(32,207)
Consolidated income (loss) before income taxes from continuing operations	$(1,099,642)	$(1,131,634)	$5,526,306

Identifiable assets:
Total segment identifiable assets	$22,669,694	$23,751,561	$27,037,318
Elimination of intersegment assets and assets held for sale	256,832	256,832	493,304
Total consolidated assets	$22,926,526	$24,008,393	$27,530,622

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 9. Acquired Intangible Assets and Goodwill

	2015		2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Non-compete agreement	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Customer relationships	2,451,073	1,393,228	2,451,073	1,271,130
Other	564,946	564,946	564,946	564,946
	4,016,019	2,958,174	4,016,019	2,836,076

Unamortizable intangible assets:
Goodwill	1,737,763	507,278	1,737,763	507,278
	1,737,763	507,278	1,737,763	507,278

Total goodwill and other intangibles	$5,753,782	$3,465,452	$5,753,782	$3,343,354

In the fourth quarter of 2015 the Company performed the two-step quantitative assessment as prescribed by ASC 350 to test its goodwill for impairment. Step 1 of the impairment test used a discounted cash flow model based on income of the office products and office furniture reporting unit to compare fair value to the unit’s carrying value. After consideration of the Step 1 results, the Company’s Management felt that the discounted cash flow model was not indicative of value that would be exchanged in an arm’s length transaction. Given this, Step 2 of the quantitative assessment was performed. Step 2 compares the implied fair value of the reporting unit to its carrying value to determine impairment using methods common in business combinations. After considering the results of Step 2, the Company’s management determined that no impairment of the office products and office furniture reporting unit’s goodwill existed at October 31, 2015.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Amortization expense for the years ended October 31, 2015, 2014 and 2013 was $122,000, $128,000 and $140,000 respectively. Customer relationships related to the acquisition of Syscan in 2004 are being amortized over a period of 20 years. The weighted average remaining life of the Company's amortizable intangible assets was approximately 5 years at October 31, 2015. Estimated amortization expense for each of the following five years and thereafter is:

2016	$122,098
2017	122,098
2018	122,098
2019	122,098
2020	122,098
Thereafter	447,355
$1,057,845

Amortizing Intangible Assets (net of amortization expense):

	Printing	Office Products and Furniture	Total

Balance at October 31, 2013:
Amortizing Intangible Assets (net of amortization expense)	$442,317	$865,932	$1,308,249
Accumulated Impairment losses	-	-	-
	442,317	865,932	1,308,249
Amortizing Intangible Assets (net of amortization expense) acquired Fiscal 2014	-	-	-
Impairment losses Fiscal 2014	-	-	-
Amortization expense	47,111	81,195	128,306

Balance at October 31, 2014:
Amortizing Intangible Assets (net of amortization expense)	395,206	784,737	1,179,943
Accumulated Impairment Losses	-	-	-
	395,206	784,737	1,179,943
Amortizing intangible acquired in Fiscal 2015	-	-	-
Impairment losses Fiscal 2015	-	-	-
Amortization expense	40,903	81,195	122,098

Balance at October 31, 2015:
Amortizing intangible	354,303	703,542	1,057,845
Accumulated Impairment losses	-	-	-
	$354,303	$703,542	$1,057,845

A summary of impairment charges from continuing operations is included in the table below:

	2015	2014	2013

Goodwill	$-	$-	$2,226,837
Other intangibles	-	-	-
	$-	$-	$2,226,837

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 10. Discontinued Operations and Assets Held for Sale

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
The Company has identified one Company owned facility within the printing segment that the Company intends to sell. This facility does not house any of the Company’s operations other than its limited warehousing use. This facility is carried at its carrying amount of $257,000 and is reported as assets held for sale on the Company’s balance sheets at October 31, 2015. The Company believes the carrying amount to currently be lower than the estimated fair value less cost to sell.

The following is selected financial information included in net earnings (loss) from discontinued operations for three divisions classified within the printing segment and the Herald-Dispatch previously classified within the newspaper segment until the sale of this segment and reflects interest on estimated debt required to be repaid as a result of these disposal transactions and excludes any general corporate overhead allocations. The interest expense allocated to discontinued operations for the year ended October 31, 2015, 2014, and 2013, was approximately $0,  $0, and $615,000. The Company had no discontinued operations for the year ended October 31, 2015 or 2014.

	Twelve Months Ended October 31,
	2013
	Printing	Herald-Dispatch	Total
Net sales	$2,190,236	$8,954,004	$11,144,240
(Loss) from discontinued operations	(746,581)	491,367	(255,214)
Income tax benefit (expense)	250,670	(184,608)	66,062
Gain on sale of discontinued operations	(103,802)	547,106	443,304
Income tax on sale (expense)	34,338	(205,548)	(171,210)
Net earnings (loss) from discontinued operations	(565,375)	648,317	82,942

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

Given the continued success of collection efforts, and the results of its periodic reviews using historical rates and assumptions, the Company’s Management believes the allowance at October 31, 2015 is appropriate.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Note 13. (Loss) Earnings Per Share

(Loss) earnings per share (EPS) were computed as follows for the periods indicated:

	(Loss) Income	Weighted Average Shares	Per Share Amount
Year Ended October 31, 2015
Net loss from operations	$(1,191,341)	11,300,000	$(0.11)
Net income from discontinued operations	-	11,300,000	-
Net loss	(1,191,341)

Basic loss per share:
Net loss available to common shareholders, total	(1,191,341)	11,300,000	(0.11)
Effect of dilutive securities stock options/warrants		-

Diluted loss per share:
Net loss available to common shareholders and assumed conversions	$(1,191,341)	11,300,000	$(0.11)

Year Ended October 31, 2014
Net loss from operations	$(1,131,634)	11,300,000	$(0.10)
Net income from discontinued operations	-	11,300,000
Net loss	(1,131,634)

Basic loss per share:
Net loss available to common shareholders, total	(1,131,634)	11,300,000	(0.10)
Effect of dilutive securities stock options/warrants		-

Diluted earnings per share:
Net loss available to common shareholders and assumed conversions	$(1,131,634)	11,300,000	$(0.10)

Year Ended October 31, 2013
Net income from continuing operations	$5,631,452	11,300,000	$0.50
Net income from discontinued operations	82,942	11,300,000	0.01
Net income	5,714,394

Basic income per share:
Net income available to common shareholders, total	5,714,394	11,300,000	0.51
Effect of dilutive securities stock options		4,814,000

Diluted income per share:
Net income available to common shareholders and assumed conversions	$5,714,394	16,114,000	$0.36

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 14. Subsequent Events

The Company has evaluated subsequent events through January 29, 2016 for the Balance Sheet dated October 31, 2015.

On January 18, 2016, the Board of Directors of the Company approved a 1-for-200 reverse stock split of the outstanding shares of its Class A Common Stock. As part of the proposed transaction, authorized shares of Class B Common Stock, which are unissued, likewise would be subject to and adjusted for a 1-for-200 reverse stock split as well.

Pursuant to the proposed transaction, stockholders holding fewer than 200 shares of the Company’s Class A Common Stock immediately before the transaction would have such shares cancelled and converted into the right to receive from the Company a cash payment of thirty cents ($0.30) for each such share owned before the reverse stock split. Stockholders holding 200 or more shares of the Company’s Class A Common Stock immediately before the reverse stock split will receive one share for each 200 common shares held and, as applicable, fractional shares based on the 1-for-200 reverse stock split ratio. Cash consideration would only be paid to shareholders who, after the reverse stock split, hold less than one (1.0) whole share of the post-split Class A Common Stock.

If the transaction is approved by the Company’s stockholders and implemented, the Company expects to have fewer than 300 stockholders of record of its outstanding common stock, in which event the Company intends to deregister its shares and cease to be a reporting company under the Securities and Exchange Act of 1934.

Further information about this proposed transaction was filed in the Company’s Form 8-K dated January 20, 2016. A definitive proxy statement will also be sent to shareholders for review.

Also, on January 18, 2016, the Board of Directors of the Company approved and recommended that shareholders approve an amendment of the Articles of Incorporation of the Company to create a new class of capital stock, i.e., 2,500 shares of Preferred Series A with a par value of $1,000 per shares. The purpose of this proposed amendment and proposed authorization of such Preferred Series A shares was to allow implementation of a conversion of debt owed to a shareholder into equity in the form of preferred shares, which conversion had been approved by the Board on June 15, 2015 and was disclosed in a previous filing (10-Q filed for the quarter ending April 30, 2015). Specifically, as approved on June 15, 2015, the Board authorized and approved conversion of a $2,500,000 note payable to a shareholder, accruing interest at the rate of 3.25% per annum (3.50% currently), to preferred stock equity that would pay either a 0.00% dividend or 6.00% dividend contingent on the Company’s net income after income taxes being at least $1.0 million, such that if the Company’s net income after income taxes is less than $1.0 million the dividend rate on such preferred stock would be 0.00%, (the “Conversion”). However, because the Company does not have a class of preferred shares currently, the proposed amendment is necessary in order to authorize creation of the preferred shares necessary to complete the Conversion. The Chairman of the Board, who is also the Chief Executive Officer of the Company, is the shareholder affected by the Conversion and consequently recused himself from the votes on these matters at the Board’s July 15, 2015 and January 18, 2016 meetings.

If the transaction is approved by the Company’s stockholders and implemented, the Company expects to issue all 2,500 Preferred Series A shares.  Further information about this proposed transaction was filed in the Company’s Form 8-K dated January 20, 2016. A definitive proxy statement will also be sent to shareholders for review.

Schedule II

Valuation and Qualifying Accounts

Years Ended October 31, 2015, 2014 and 2013

Description	Balance at beginning of period	Balances of acquired companies	Additions charged to costs and expense(1)	Deductions(2)	Balance at end of period
2015
Allowance for doubtful accounts from continuing operations	$687,844	$-	$(37,420)	$(119,384)	$531,040

2014
Allowance for doubtful accounts from continuing operations	$972,778	$-	$(64,406)	$(220,528)	$687,844

2013
Allowance for doubtful accounts from continuing operations	$1,012,894	$-	$143,989	$(184,105)	$972,778

(1) 2015 was a recovery that offset bad debt expense for the year.Change in estimate that was offset by bad debt expense caused the negative bad debt expense for 2014.
(2) Uncollectible accounts written off, net of recoveries.