Form 10-Q
period 2016-01-31
CHAMPION INDUSTRIES INC
filed 2016-03-16
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No ✓ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at January 31, 2016
Common stock, $1.00 par value per share	11,299,528 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	January 31,	October 31,
	2016	2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$39,381	$540,909
Accounts receivable, net of allowance of $548,000 and $531,000	9,255,926	8,651,745
Inventories	3,533,084	3,568,665
Other current assets	1,057,153	890,165
Current portion assets held for sale	256,832	256,832
Total current assets	14,142,376	13,908,316

Property and equipment, at cost:
Land	1,254,195	1,254,195
Buildings and improvements	4,683,225	4,676,290
Machinery and equipment	34,208,104	34,130,233
Equipment under capital lease	72,528	72,528
Furniture and fixtures	3,739,161	3,734,959
Vehicles	2,696,061	2,756,086
	46,653,274	46,624,291
Less accumulated depreciation	(40,175,916)	(39,911,447)
	6,477,358	6,712,844

Goodwill	1,230,485	1,230,485
Other intangibles, net of accumulated amortization	1,027,320	1,057,845
Deferred financing costs	7,720	3,040
Other assets	13,315	13,996
	2,278,840	2,305,366
Total assets	$22,898,574	$22,926,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,963,189	$4,730,286
Accrued payroll and commissions	441,508	528,855
Taxes accrued and withheld	655,317	635,131
Accrued expenses	1,857,392	1,763,929
Debt Discount (Note 5)	-
Notes payable (Note 5)	2,140,323	1,929,358
Notes payable - related party (Note 5)	2,500,000	2,500,000
Capital lease obligations (Note 5)	16,091	15,852
Total current liabilities	12,573,820	12,103,411

Long-term debt, net of current portion:
Notes payable (Note 5)	8,572,667	8,796,542
Capital lease obligations (Note 5)	8,414	12,528
Total liabilities	21,154,901	20,912,481

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 Class A voting shares authorized; 11,299,528 shares issued and outstanding	11,299,528	11,299,528
Common Stock, Class B nonvoting stock, $1 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Additional paid-in capital	24,279,179	24,279,179
Retained deficit	(33,835,034)	(33,564,662)
Total shareholders' equity	1,743,673	2,014,045
Total liabilities and shareholders’ equity	$22,898,574	$22,926,526

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended January 31,
	2016	2015
Revenues:
Printing	$9,045,731	$9,388,522
Office products and office furniture	6,877,641	5,411,738
Total revenues	15,923,372	14,800,260

Cost of sales:
Printing	7,110,675	7,096,505
Office products and office furniture	5,181,525	3,954,772
Total cost of sales	12,292,200	11,051,277

Gross profit	3,631,172	3,748,983

Selling, general and administrative expenses	3,745,002	3,952,923

Loss from operations	(113,830)	(203,940)

Interest expense - related party	(21,563)	(20,764)
Interest expense	(148,744)	(263,977)
Other	13,765	20,863
	(156,542)	(263,878)

Loss before income taxes	(270,372)	(467,818)
Income tax (benefit) expense	-	-
Net loss	$(270,372)	$(467,818)

Loss per share:
Basic and diluted loss	$(0.02)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	11,300,000	11,300,000

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended January 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(270,372)	$(467,818)

Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	411,443	402,002
(Gain) on sale of assets	(13,375)	-
Allowance for doubtful accounts	-	3,843
Deferred financing costs / debt discount	5,200	127,262
Changes in assets and liabilities:
Accounts receivable	(604,181)	443,871
Inventories	35,581	(344,616)
Other current assets	(166,988)	(252,044)
Accounts payable	232,902	711,283
Accrued payroll and commissions	(87,347)	(1,633)
Taxes accrued and withheld	20,186	59,325
Accrued expenses	93,463	71,907
Other liabilities	-	-
Net cash (used in) provided by operating activities	(343,488)	753,382

Cash flows from investing activities:
Purchase of property and equipment	(166,796)	(447,495)
Proceeds from sale of fixed assets	34,740	-
Change in other assets	(9,199)	-
Net cash used in investing activities	(141,255)	(447,495)

Cash flows from financing activities:
Proceeds from term debt	1,045,928	244,744
Principal payments on term debt	(1,062,713)	(1,014,063)
Net cash used in financing activities	(16,785)	(769,319)

Net decrease in cash and cash equivalents	(501,528)	(463,432)
Cash and cash equivalents at beginning of period	540,909	818,438
Cash and cash equivalents at end of period	$39,381	$355,006

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation, Business Operations and Recent Accounting Pronouncements

The foregoing financial information has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and rules and regulations of the Securities and Exchange Commission for interim financial reporting. The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. In the opinion of management, the financial information reflects all adjustments (consisting of items of a normal recurring nature) necessary for a fair presentation of financial position, results of operations and cash flows in conformity with GAAP. These interim financial statements should be read in conjunction with the consolidated financial statements for the year ended October 31, 2015, and related notes thereto contained in Champion Industries, Inc.’s Form 10-K filed January 29, 2016. The accompanying interim financial information is unaudited. The results of operations for the period are not necessarily indicative of the results to be expected for the full year. The balance sheet information as of October 31, 2015 was derived from our audited financial statements.

Reclassifications and Revisions

Certain prior-year amounts have been reclassified to conform to the current year financial statement presentation.

Newly Issued Accounting Standards

Effective July 1, 2009, changes to the ASC are communicated through an ASU. As of January 31, 2016, the FASB has issued ASU’s 2009-01 through 2016-01. The Company reviewed each ASU and determined that they will not have a material impact on the Company’s financial position, results of operations or cash flows, other than related disclosures to the extent applicable.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. The Company adopted ASU 2015-01 in December 2015. This amendment did not have a material impact on the Company's financial position, results of operation, or cash flows, but will have an impact on related presentation and disclosure to the extent applicable in future periods.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 provides guidance on simplifying the measurement of inventory. The current standard is to measure inventory at lower of cost or market; where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 updates this guidance to measure inventory at the lower of cost or net realizable value; where net realizable value is considered to be the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The Company adopted ASU 2015-11 in December 2015. This amendment did not have and is not expected to have a material impact on the Company's financial position, results of operation, or cash flows given the nature of the Company’s business and its relatively short inventory holding period.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 updates guidance on classifying deferred tax assets and liabilities from current and noncurrent to all noncurrent when a classified balance sheet is presented. The netting of deferred tax assets and liabilities to present a single amount will remain with this update. The Company will adopt ASU 2015-17 in December 2016. This amendment is not expected to have a material impact on the Company's financial position, results of operation, or cash flows, but will impact presentation of such deferred tax assets and liabilities to the extent applicable.

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options and warrants. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants using the treasury stock method. There was no dilutive effect for the three months ended January 31, 2016 and 2015.

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

Note 4. Inventories

Inventories are stated at the lower of first-in, first-out cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Manufactured finished goods and work in process inventories include material, direct labor and overhead based on standard costs, which approximate actual costs.

At the dates indicated, inventories consisted of the following:

	January 31, 2016	October 31, 2015
Printing:
Raw materials	$1,190,701	$1,111,203
Work in process	647,042	599,289
Finished goods	871,252	824,689
Office products and office furniture	824,089	1,033,484
	$3,533,084	$3,568,665

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 5. Debt

At the dates indicated, debt consisted of the following:

	January 31, 2016	October 31, 2015
Term Note A dated October 7, 2013, due in monthly installments of $50,000 plus interest payments equal to the prime rate of interest plus 2% maturing April 1, 2017, collateralized by substantially all of the assets of the Company.	$8,600,000	$8,750,000
Installment notes payable to banks, due in monthly installments plus interest at rates approximating the bank’s prime rate or the prime rate subject to various floors maturing in various periods ranging from February 2016 - January 2018, collateralized by equipment and vehicles.	563,444	634,998
Notes payable to shareholders. The shareholder note of $2.5 million plus all accrued interest was initially due in one balloon payment in September 2014; pursuant to Term Note A, the maturity was adjusted to April 2015. The interest is accrued at a rate of 3.50%. See discussion on next page for more details. (1)	2,500,000	2,500,000
Note payable to a bank, due April 2016, including interest accrued at 5.25%, collateralized by specific accounts receivable of the Company. (2)	980,000	750,000
Capital lease obligation for printing equipment at an imputed interest rate of 6.02% per annum	24,505	28,380
Note, payable to a bank in monthly installment of $8,441 including interest at 5.00% collateralized by equipment	430,057	443,208
Note, payable to a bank in monthly installments of $4,197 including an imputed interest rate of 0.0% collateralized by equipment	139,489	147,694
	13,237,495	13,254,280

Less current portion long-term debt	1,160,323	1,179,358
Less short-term notes payable to related party (1)	2,500,000	2,500,000
Less current portion obligation under capital lease	16,091	15,852
Less short-term debt (2)	980,000	750,000
Long-term debt, net of current portion and capital lease obligation	$8,581,081	$8,809,070

Long-term debt, net of current portion	$8,572,667	$8,796,542
Long-term capital lease obligation	8,414	12,528
Current portion of long-term debt	1,160,323	1,179,358
Short-term notes payable to related party (1)	2,500,000	2,500,000
Short-term debt (2)	980,000	750,000
Current portion of capital lease obligation	16,091	15,852
Total indebtedness	$13,237,495	$13,254,280

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

This conversion is pending a shareholder vote to amend the Company’s Articles of Incorporation to allow for the issuance of Preferred Stock. The proposed amendment to the Company's Articles of Incorporation was approved by the Company's Board of Directors on January 18, 2016. This was anticipated to be part of the Company's definitive Proxy Statement with respect to the Annual Meeting of Shareholders to be held on March 21, 2016, but the Company will now present the amendment at a special shareholder meeting expected to be held in May 2016. The Company will continue to accrue interest on the related party debt equal to the prime rate until such conversion has been consummated.

(2) These notes are short-term borrowings associated with large furniture projects that are on terms of 120 days or less. A portion of these borrowings were subsequently paid upon collection of the collateral in February 2016.

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

The Company reassessed its previous determination regarding its valuation allowance and although the Company has had positive operating trends, it was determined that a full valuation allowance was still warranted at January 31, 2016. The amount of deferred tax asset considered realizable could be adjusted in future periods and such adjustments may be material to the Consolidated Financial Statements.

The Company’s effective tax rate for the three months ended January 31, 2016 and 2015 was 0.0%. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate, impacted by increases or decreases in the valuation allowance for deferred tax assets.

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

In certain cases, exposure to loss may exist in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate of reasonably possible losses, in excess of amounts accrued, for current legal proceedings not covered by insurance is not greater than $0.4 million at January 31, 2016 and may be substantially lower than this amount. Any estimate involves significant judgment, given the varying stages of the proceedings (including cases in preliminary stages), as well as numerous unresolved issues that may impact the outcome of a proceeding. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate. The current loss estimate excludes legal and professional fees associated with defending such proceedings. These fees are expensed as incurred and may be material to the Company's Consolidated Financial Statements in a particular period.

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

As of January 31, 2016 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations:	2016	2017	2018	2019	2020	Residual	Total

Non-cancelable operating leases	$377,271	$423,949	$334,642	$230,098	$77,010	$32,673	$1,475,643

Term debt	2,029,884	8,344,299	138,654	97,644	98,352	4,157	10,712,990

Obligations under capital lease	11,977	12,528	-	-	-	-	24,505

Notes payable - related party (1)	2,500,000	-	-	-	-	-	2,500,000

	$4,919,132	$8,780,776	$473,296	$327,742	$175,362	$36,830	$14,713,138

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

This conversion is pending a shareholder vote to amend the Company’s Articles of Incorporation to allow for the issuance of Preferred Stock. The proposed amendment to the Company's Articles of Incorporation was approved by the Company's Board of Directors on January 18, 2016. This was anticipated to be part of the Company's definitive Proxy Statement with respect to the Annual Meeting of Shareholders to be held on March 21, 2016, but the Company will now present the amendment at a special shareholder meeting expected to be held in May 2016. The Company will continue to accrue interest on the related party debt equal to the prime rate until such conversion has been consummated.

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

The identifiable assets are reflective of non-GAAP assets reported on the Company's internal balance sheets and are typically adjusted for taxes and other items excluded for segment reporting. The assets are classified based on the primary functional segment category as reported on the internal balance sheets. Therefore the actual segment assets may not directly correspond with the segment operating loss reported herein. The Company had certain assets classified as held for sale at January 31, 2016 and 2015 of $256,832. These assets were part of the printing segment prior to the reclassification as assets held for sale. The total assets reported on the Company's balance sheets as of January 31, 2016 and January 31, 2015 were $22,898,574 and $23,695,441, respectively. The identifiable assets reported below represent $22,641,742 and $23,438,609 at January 31, 2016 and 2015, respectively.

The table below presents information about reported segments for the three months ended January 31:

2016 Quarter 1	Printing	Office Products & Furniture	Total

Revenues	$9,549,752	$7,511,474	$17,061,226
Elimination of intersegment revenue	(504,021)	(633,833)	(1,137,854)
Consolidated revenues	$9,045,731	$6,877,641	$15,923,372

Operating (loss) income	(218,669)	104,839	(113,830)
Depreciation & amortization	389,804	21,639	411,443
Capital expenditures	151,235	15,561	166,796
Identifiable assets	15,596,719	7,045,023	22,641,742
Goodwill	-	1,230,485	1,230,485

2015 Quarter 1	Printing	Office Products & Furniture	Total

Revenues	$9,916,899	$6,212,973	$16,129,872
Elimination of intersegment revenue	(528,377)	(801,235)	(1,329,612)
Consolidated revenues	$9,388,522	$5,411,738	$14,800,260

Operating loss	(93,197)	(110,743)	(203,940)
Depreciation & amortization	379,643	22,359	402,002
Capital expenditures	377,301	70,194	447,495
Identifiable assets	16,633,275	6,805,334	23,438,609
Goodwill	-	1,230,485	1,230,485

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

A reconciliation of total segment revenue, assets and operating loss to consolidated loss before income taxes for and at the three months ended January 31, 2016 and 2015 is as follows:

	Three months ended January 31,
	2016	2015
Revenues:
Total segment revenues	$17,061,226	$16,129,872
Elimination of intersegment revenue	(1,137,854)	(1,329,612)
Consolidated revenue	$15,923,372	$14,800,260

Operating loss:
Total segment operating loss	$(113,830)	$(203,940)
Interest expense - related party	(21,563)	(20,764)
Interest expense	(148,744)	(263,977)
Other income	13,765	20,863
Consolidated loss before income taxes	$(270,372)	$(467,818)

Identifiable assets:
Total segment identifiable assets	$22,641,742	$23,438,609
Elimination of intersegment assets and assets held for sale	256,832	256,832
Total consolidated assets	$22,898,574	$23,695,441

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

The term debt not discussed herein had a carrying value of approximately $2.1 million and the Company believes carrying value approximates fair value for this debt based on recent market conditions, collateral support, recent borrowings and other factors.
Cash consists principally of cash on deposit with banks. The Company's cash deposits in excess of federally insured amounts, to the extent applicable, are primarily maintained at a large well-known financial institution.

The carrying amounts of the Company's accounts receivable, accounts payable, accrued payrolls and commissions, taxes accrued and withheld and accrued expenses approximates fair value due to their short-term nature.

Goodwill and other intangible assets are measured on a non-recurring basis using Level 3 inputs. Goodwill is also subject to an annual impairment test. (see Note 10)

Note 10. Acquired Intangible Assets and Goodwill

The details of the Company's acquired intangible assets and goodwill, at the dates indicated, are as follows:

	January 31, 2016		October 31, 2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Non-compete agreement	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Customer relationships	2,451,073	1,423,753	2,451,073	1,393,228
Other	564,946	564,946	564,946	564,946
	4,016,019	2,988,699	4,016,019	2,958,174

Unamortizable intangible assets:
Goodwill	1,737,763	507,278	1,737,763	507,278
	1,737,763	507,278	1,737,763	507,278

Total goodwill and other intangibles	$5,753,782	$3,495,977	$5,753,782	$3,465,452

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Amortization expense for the three months ended January 31, 2016 and 2015 was $31,000. Customer relationships are being amortized over a period of 20 years, related to the acquisition of Syscan in 2004. The weighted average remaining life of the Company's amortizable intangible assets was approximately 4 years.

Estimated amortization expense for each of the following years is:

2016	$91,573
2017	122,098
2018	122,098
2019	122,098
2020	122,098
Thereafter	447,355
$1,027,320

The changes in the carrying amount of goodwill and other amortizing intangibles for the three months ended January 31, 2016 were as follows:

Goodwill:

	Printing	Office Products and Furniture	Total

Balance at October 31, 2015
Goodwill	$2,226,837	$1,230,485	$3,457,322
Accumulated impairment losses	(2,226,837)	-	(2,226,837)
	-	1,230,485	1,230,485

Goodwill acquired three months ended January 31, 2016	-	-	-
Impairment losses three months ended January 31, 2016	-	-	-

Balance at January 31, 2016
Goodwill	2,226,837	1,230,485	3,457,322
Accumulated impairment losses	(2,226,837)	-	(2,226,837)
	$-	$1,230,485	$1,230,485

Amortizing Intangible Assets (net of amortization expense):

	Printing	Office Products and Furniture	Total

Balance at October 31, 2015:
Amortizing intangible assets	$354,303	$703,542	$1,057,845
Accumulated impairment losses	-	-	-
	354,303	703,542	1,057,845

Amortizing intangible assets acquired three months ended January 31, 2016	-	-	-
Impairment losses three months ended January 31, 2016	-	-	-
Amortization expense	10,226	20,299	30,525

Balance at January 31, 2016:
Amortizing intangible assets	344,077	683,243	1,027,320
Accumulated impairment losses	-	-	-
	$344,077	$683,243	$1,027,320

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

	Three Months Ended January 31,
	2016		2015
Revenues:
Printing	$9,045,731	56.8%	$9,388,522	63.4%
Office products and office furniture	6,877,641	43.2	5,411,738	36.6
Total revenues	15,923,372	100.0	14,800,260	100.0

Cost of sales:
Printing	7,110,675	44.7	7,096,505	48.0
Office products and office furniture	5,181,525	32.5	3,954,772	26.7
Total cost of sales	12,292,200	77.2	11,051,277	74.7

G Gross profit	3,631,172	22.8	3,748,983	25.3

Selling, general and administrative expenses	3,745,002	23.5	3,952,923	26.7

Loss from operations	(113,830)	(0.7)	(203,940)	(1.4)

Interest expense - related party	(21,563)	(0.1)	(20,764)	(0.1)
Interest expense	(148,744)	(1.0)	(263,977)	(1.8)
Other income	13,765	0.1	20,863	0.1

Loss before taxes	(270,372)	(1.7)	(467,818)	(3.2)
Income tax (expense) benefit	-	-	-	-
Net loss	$(270,372)	(1.7)%	$(467,818)	(3.2)%

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended January 31, 2015 Compared to Three Months Ended January 31, 2014

Revenues

Total revenues increased 7.6% in the first quarter of fiscal 2016 compared to the same period in 2015, to $15.9 million from $14.8 million.

Printing revenue for the first quarter of fiscal 2016 decreased 3.7% to $9.0 million when compared to the first quarter of fiscal 2015 total printing sales of $9.4 million; the decreases in printing revenue was principally due to decreased demand for sheet products across all of the Company’s markets and divisions. Through implementation of Management’s plan of action, we anticipate printing sales for fiscal 2016 to be in line with fiscal 2015, at a minimum.

Office products and office furniture revenue increased 27.1% in the first quarter of fiscal 2016 to $6.9 million from $5.4 million in the first quarter of fiscal 2015. The increase in the office products and office furniture revenues were mainly attributable to increases in sales at our Capitol Business Interiors (“CBI”) divisions. This unit sells office furniture and design services associated with office design projects of both private and governmental entities. This unit’s jobs are typically few in quantity but high in dollar sales volume. The CBI division does have a significant backlog and we do anticipate sales growth for fiscal 2016 when compared to the prior year. The increases in the Office Supply and Office Furniture segment from our CBI divisions were partially offset by decreases in office supply sales. While we do anticipate sales increases for this segment as a whole for fiscal 2016 when compared to 2015, the office supply sales within this segment are expected to have year over year decreases. Management is developing plans to stabilize office supply sales and reverse the declining trend.

Cost of Sales

Cost of sales increased 11.2% in the first quarter of fiscal 2016 to $12.3 million from $11.1 million in the same period of 2015. Cost of sales increased to 77.2% as a percentage of sales in the fiscal first quarter of 2016 compared to 74.7% during the same period last year.

Printing cost of sales in the first quarter of fiscal 2016 increased over the prior year and as a percentage of printing sales from 75.6% in 2015 to 78.6% in 2016. This increase in cost represents several factors including a larger mix of high volume lower margin printing accounts, pricing pressure from competition, a larger mix of sublet work, and relatively flat manufacturing costs allocated to cost of goods sold.

Office products and office furniture cost of sales increased $1.2 million in the first quarter of fiscal 2016 when compared to the same period in 2015. As a percentage of office products and furniture sales, cost of sales increased to 75.3% in 2016 from 73.1% in 2015. This increase in cost of goods sold for the Office Products and Office Furniture segment was due to higher sales and a larger portion of sales derived from our CBI divisions which typically have lower gross profit margins than other business lines within this segment.

Operating Expenses

In the first quarter of 2016, selling, general and administrative (“SG&A”) expenses decreased to $3.7 million from $4.0 million in 2015, a decrease of $0.2 million or 5.3%. As a percentage of total sales, SG&A decreased on a quarter to quarter basis to 23.5% in 2016 from 26.7% in 2015. The decrease in SG&A was mainly from decreased SG&A within the printing segment and higher total sales overall. The decrease in cost was due to decreases in several SG&A items including payroll, insurance, and other miscellaneous costs.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Segment Operating (Loss) Income

The printing segment reported an operating loss in the first quarter of 2016 of $0.2 million compared to an operating loss of $0.1 million in the first quarter of 2015. The increase in operating loss for the first quarter compared to 2015 was from lower printing revenue and gross profit margins. The decrease in segment profitability was attributable to factors discussed in the revenue, costs of sales, and SG&A sections.

The office products and office furniture segment reported operating income of $0.1 million in the first quarter of 2016 compared to an operating loss of $0.1 million in the first quarter of 2015. The increase in profitability for this segment was due to increased furniture and design sales at our CBI divisions. This increase in profitability from our CBI divisions was partially offset by a decrease in profitability from other divisions within this segment.

Loss from Operations

The loss from operations in the first quarter of 2016 was $0.1 million compared to a loss from operations of $0.2 million in the first quarter of 2015. The decrease in operating loss is the result of the factors previously discussed.

Other Income (Expense)

Other expense decreased $0.1 million to $0.2 million in the fiscal first quarter of 2016 from $0.3 million in the same period of 2015. This line item is mainly comprised of interest expense and other income. The $0.1 million decrease is principally due to the Company no longer amortizing a $0.5 million premium associated with its October 2013 Credit Agreement into interest expense. This premium was paid at maturity in April 2015.

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

The Company reassessed its previous determination regarding its valuation allowance and although the Company has had positive operating trends, it was determined that a full valuation allowance was still warranted at January 31, 2016. The amount of deferred tax asset considered realizable could be adjusted in future periods and such adjustments may be material to the Consolidated Financial Statements.

The Company’s effective tax rate for the three months ended January 31, 2016 and 2015 was 0.0%. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate, impacted by increases or decreases in the valuation allowance for deferred tax assets.

Net Loss

The net loss for the first quarter of 2016 was $0.3 million compared to a net loss of $0.5 million in the first quarter of 2015. Basic and diluted loss per share for the three months ended January 31, 2016 and 2015 were a loss of $0.02 and of $0.04 per common share, respectively.

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

Liquidity and Capital Resources

Statement of Cash Flows

Net cash used in operations for the three months ended January 31, 2016, was $0.3 million compared to net cash provided by operations of $0.8 million during the same period in 2015. This change in net cash from operations is due primarily to changes in assets and liabilities, principally timing of collection of accounts receivable and payment of accounts payable. We monitor our working capital closely and take measures to ensure we are collecting accounts in a reasonable amount of time and paying our payables likewise.

Net cash used in investing activities for the three months ended January 31, 2016 was $0.1 million compared to $0.4 million during the same period in 2015. The net cash used in investing activities during the first three months of 2016 and 2015 were primarily related to the purchases of equipment and vehicles. The Company replaces, repairs, or extends the life of its equipment as needed and as funds are available.

Net cash used in financing activities for the three months ended January 31, 2016 was $17,000 compared to $0.8 million during the same period in 2015. In 2016 and 2015 the net cash used in financing activities primarily related to payments of term debt, including repayment short-term loans used to fund large furniture projects. In 2016 the Company saw an increase in furniture projects that it chose to finance which partially offset scheduled principal payments on long-term debt as well as repayment of debt incurred for previous furniture project financing.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Liquidity and Capital Resources

As of January 31, 2016, the Company had cash of $39,000. This is compared to $0.5 million at the Company’s fiscal year end October 31, 2015. This change is strictly timing and is dependent on collection of accounts receivable and subsequent disbursement to vendors. The Company has been able to successfully operate under this condition for almost two years, and during this time has maintained stability in payments to its vendors and thus restored its good credit standing. This has been accomplished by communicating with our vendors and establishing consistency in payment of trade payables as well as monitoring collections of trade receivables. We anticipate being able to continue this so long as we are able to keep operating losses in line with prior years, at a minimum. In the near term we believe we will be able to accomplish this and thus continue our recovery efforts.

At January 31, 2016 the Company had working capital of $1.6 million. This working capital figure includes $2.5 million in debt owed to the Company’s Chairman of the Board of Directors that it anticipates converting to preferred equity in the near term. For more information on this conversion, please see Note 5 to the Consolidated Financial Statements.

The Company's October 2013 Credit Agreement expires April 1, 2017. At that time the Company will be required to repay $7.9 million to its Secured Lender. The Company does not currently have a concrete plan to repay or otherwise refinance this debt as we are focusing on operations for fiscal 2016 before looking for longer term financing solutions. Our intent is to improve operations and refinance this debt on a long-term basis. In the event we are unable to do so, we do have options including asset sales to repay or substantially reduce debt making the debt potentially more attractive for financial institutions.

We believe we have the capacity to continue meeting our obligations and maintain a good credit standing as we continue to rebuild, but there are challenges associated with this in the foreseeable future; including:

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first three months of fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

There were no material changes in risk factors from disclosures previously reported in our annual report on Form 10-K for the fiscal year ended October 31, 2015.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

a)	Exhibits:

(31.1)	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Adam M. Reynolds	Exhibit 31.1-p1
(31.2)	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley act of 2002 - Justin T. Evans	Exhibit 31.2-p1
(32)	Adam M. Reynolds and Justin T. Evans Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley act of 2002	Exhibit 32 -p1

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPION INDUSTRIES, INC.

Date: March 16, 2016	/s/ Adam M. Reynolds
Adam M. Reynolds
Chief Executive Officer

Date: March 16, 2016	/s/ Justin T. Evans
Justin T. Evans
Senior Vice President and Chief Financial Officer