Form 10-Q
period 2016-04-30
CHAMPION INDUSTRIES INC
filed 2016-06-14
CIK 19149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No ✓ .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at April 30, 2016
Common stock, $1.00 par value per share	11,299,528 shares

Champion Industries, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Champion Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	April 30,	October 31,
	2016	2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$707,756	$540,909
Accounts receivable, net of allowance of $466,000 and $531,000	8,998,550	8,651,745
Inventories	3,978,172	3,568,665
Other current assets	1,087,751	890,165
Assets held for sale	256,832	256,832
Total current assets	15,029,061	13,908,316

Property and equipment, at cost:
Land	1,254,195	1,254,195
Buildings and improvements	4,683,225	4,676,290
Machinery and equipment	34,117,953	34,130,233
Equipment under capital lease	72,528	72,528
Furniture and fixtures	3,743,347	3,734,959
Vehicles	2,777,554	2,756,086
	46,648,802	46,624,291
Less accumulated depreciation	(40,319,395)	(39,911,447)
	6,329,407	6,712,844

Goodwill	1,230,485	1,230,485
Deferred financing costs	14,465	3,040
Other intangibles, net of accumulated amortization	996,796	1,057,845
Other assets	12,669	13,996
	2,254,415	2,305,366
Total assets	$23,612,883	$22,926,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,075,679	$4,730,286
Accrued payroll and commissions	557,373	528,855
Taxes accrued and withheld	709,485	635,131
Accrued expenses	1,687,741	1,763,929
Notes payable (Note 5)	10,794,319	1,929,358
Notes payable - related party (Note 5)	2,500,000	2,500,000
Capital lease obligations (Note 5)	16,334	15,852
Total current liabilities	21,340,931	12,103,411

Long-term debt, net of current portion:
Notes payable (Note 5)	579,010	8,796,542
Capital lease obligations (Note 5)	4,239	12,528
Other Liabilities	26,280	-

Total liabilities	21,950,460	20,912,481

Shareholders’ equity:
Common stock, $1 par value, 20,000,000 Class A voting shares authorized; 11,299,528 shares issued and outstanding	11,299,528	11,299,528
Additional paid-in capital	24,279,179	24,279,179
Retained deficit	(33,916,284)	(33,564,662)
Total shareholders' equity	1,662,423	2,014,045
Total liabilities and shareholders’ equity	$23,612,883	$22,926,526

See notes to consolidated financial statements.

Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended April 30,		Six Months Ended April 30,

	2016	2015	2016	2015
Revenues:
Printing	$9,336,086	$9,119,073	$18,381,817	$18,507,595
Office products and office furniture	6,538,684	7,170,035	13,416,325	12,581,773
Total revenues	15,874,770	16,289,108	31,798,142	31,089,368

Cost of sales:
Printing	7,109,839	6,710,558	14,220,514	13,807,063
Office products and office furniture	4,783,881	5,400,916	9,965,406	9,355,688
Total cost of sales	11,893,720	12,111,474	24,185,920	23,162,751

Gross profit	3,981,050	4,177,634	7,612,222	7,926,617

Selling, general and administrative expenses	3,906,289	3,839,236	7,651,291	7,792,159

Income (loss) from operations	74,761	338,398	(39,069)	134,458

Other income (expenses):
Interest expense - related party	(21,875)	(20,087)	(43,438)	(40,851)
Interest expense	(155,458)	(206,076)	(304,202)	(470,053)
Other	21,322	(64,338)	35,087	(43,475)
	(156,011)	(290,501)	(312,553)	(554,379)

(Loss) income before income taxes	(81,250)	47,897	(351,622)	(419,921)
Income tax (expense) benefit	-	-	-	-
Net income (loss)	$(81,250)	$47,897	$(351,622)	$(419,921)

(Loss) income per share:
Basic and Diluted (loss) income per common share	$(0.01)	$-	$(0.03)	$(0.04)

Weighted average shares outstanding:
Basic and Diluted	11,300,000	11,300,000	11,300,000	11,300,000

See notes to consolidated financial statements.

  Champion Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended April 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(351,622)	$(419,921)

Adjustments to reconcile net loss from continuing operations to cash (used in) provided by operating activities:
Depreciation and amortization	836,718	817,047
(Gain) Loss on sale/disposal of assets	(31,319)	66,278
Allowance for doubtful accounts	1,240	3,167
Deferred financing costs / debt discount	16,075	182,478
Changes in assets and liabilities:
Accounts receivable	(348,045)	(403,061)
Inventories	(409,507)	(272,813)
Other current assets	(197,586)	(246,478)
Accounts payable	345,391	1,017,497
Accrued payroll and commissions	28,518	135,335
Taxes accrued and withheld	74,354	18,186
Accrued expenses	(76,187)	132,633
Other liabilities	26,280	-
Net cash (used in) provided by operating activities continuing operations	(85,690)	1,030,348

Cash flows from investing activities:
Purchase of property and equipment	(431,313)	(560,004)
Proceeds from sale of fixed assets	70,401	58,758
Change in other assets	(26,173)	12,656
Net cash used in investing activities	(387,085)	(488,590)

Cash flows from financing activities:
Proceeds from term debt	3,001,233	1,151,685
Principal payments on term debt	(2,361,611)	(1,794,518)
Net cash provided by (used in) financing activities	639,622	(642,833)

Net increase (decrease) in cash and cash equivalents	166,847	(101,075)
Cash and cash equivalents at beginning of period	540,909	818,438
Cash and cash equivalents at end of period	$707,756	$717,363

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

Newly Issued Accounting Standards

Effective July 1, 2009, changes to the ASC are communicated through an ASU. As of May 31, 2016, the FASB has issued ASU’s 2009-01 through 2016-12. The Company reviewed each ASU and determined that they will not have a material impact on the Company’s financial position, results of operations or cash flows, other than related disclosures to the extent applicable.

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

The Company’s Management reviewed ASUs 2016-01 through 2016-12 and determined that these updates were not currently applicable to the Company, and would not be in the foreseeable future.

Note 2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period and excludes any dilutive effects of stock options and warrants. Diluted earnings per share is computed by dividing net income by the weighted average shares of common stock outstanding for the period plus the shares that would be outstanding assuming the exercise of dilutive stock options and warrants using the treasury stock method. There was no dilutive effect for the three and six months ended April 30, 2016 and 2015.

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

At the dates indicated inventories consisted of the following:

	April 30, 2016	October 31, 2015
Printing:
Raw materials	$1,186,849	$1,111,203
Work in process	616,203	599,289
Finished goods	983,744	824,689
Office products and office furniture	1,191,376	1,033,484
Total	$3,978,172	$3,568,665

Note 5. Debt

At the dates indicated, debt consisted of the following:

	April 30, 2016	October 31, 2015
Term Note A dated October 7, 2013, due in monthly installments of $50,000 plus interest payments equal to the prime rate of interest plus 2% maturing April 1, 2017, collateralized by substantially all of the assets of the Company.	$8,450,000	$8,750,000
Installment notes payable to banks, due in monthly installments plus interest at rates approximating the bank’s prime rate or the prime rate subject to various floors maturing in various periods ranging from July 2016 - March 2018, collateralized by equipment and vehicles.	636,149	634,998
Notes payable to shareholders. The shareholder note of $2.5 million plus all accrued interest was initially due in one balloon payment in September 2014; pursuant to Term Note A, the maturity was adjusted to April 2015. The interest is accrued at a rate of 3.50%. See discussion below for more details. (1)	2,500,000	2,500,000
Notes payable to a bank, due up to August 2016, including interest accrued at 5.50%, collateralized by specific accounts receivable of the Company. (2)	1,750,000	750,000
Capital lease obligation for printing equipment at an imputed interest rate of 6.02% per annum	20,573	28,380
Note, payable to a bank in monthly installment of $8,441 including interest at 5.00% collateralized by equipment	409,999	443,208
Note, payable to a bank in monthly installments of $4,197 including an imputed interest rate of 0.0% collateralized by equipment	127,181	147,694
	13,893,902	13,254,280

Less current portion long-term debt	9,044,319	1,179,358
Less short-term notes payable to related party (1)	2,500,000	2,500,000
Less current portion obligation under capital lease	16,334	15,852
Less short-term debt (2)	1,750,000	750,000
Long-term debt, net of current portion and capital lease obligation	$583,249	$8,809,070

Long-term debt, net of current portion	$579,010	$8,796,542
Long-term capital lease obligation	4,239	12,528
Current portion of long-term debt	9,044,319	1,179,358
Short-term notes payable to related party (1)	2,500,000	2,500,000
Short-term debt (2)	1,750,000	750,000
Current portion of capital lease obligation	16,334	15,852
Total indebtedness	$13,893,902	$13,254,280

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

This conversion is pending a shareholder vote on June 30, 2016 to amend the Company’s Articles of Incorporation to allow for the issuance of Preferred Stock. The proposed amendment to the Company's Articles of Incorporation was approved by the Company's Board of Directors on January 18, 2016. This conversion will be consummated in July 2016.

(2) These notes are short-term borrowings associated with large furniture projects that are on terms of 120 days or less. $0.8 million of these borrowings was subsequently paid upon collection of the collateral in May and June 2016

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 6. Income taxes

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company had determined that a full valuation allowance was warranted at October 31, 2015. The Company reassessed its previous determination regarding its valuation allowance and although the Company has positive operating trends, it was determined that a full valuation allowance was still warranted at April 30, 2016. The amount of deferred tax asset considered realizable could be adjusted in future periods and such adjustments may be material to the Consolidated Financial Statements.

The Company’s effective tax rate for continuing operations for the three and six months ended April 30, 2016 and 2015 was 0.0%. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets.

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

In certain cases, exposure to loss may exist in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate of reasonably possible losses, in excess of amounts accrued, for current legal proceedings not covered by insurance is not greater than $0.4 million at April 30, 2016 and may be substantially lower than this amount. Any estimate involves significant judgment, given the varying stages of the proceedings (including cases in preliminary stages), as well as numerous unresolved issues that may impact the outcome of a proceeding. Accordingly, Management’s estimate will change from time-to-time, and actual losses may be more or less than the current estimate. The current loss estimate excludes legal and professional fees associated with defending such proceedings. These fees are expensed as incurred and may be material to the Company's Consolidated Financial Statements in a particular period.

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

At April 30, 2016 the Company had contractual obligations in the form of leases and debt as follows:

	Payments Due by Fiscal Year
Contractual Obligations:	2016	2017	2018	2019	2020	Residual	Total

Non-cancelable operating leases	$270,680	$423,949	$334,642	$230,098	$77,010	$32,673	$1,369,052

Term debt	2,387,003	8,605,080	181,125	97,612	98,352	4,157	11,373,329

Obligations under capital lease	8,045	12,528	-	-	-	-	20,573

Notes payable - related party (1)	2,500,000	-	-	-	-	-	2,500,000

	$5,165,728	$9,041,557	$515,767	$327,710	$175,362	$36,830	$15,262,954

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

This conversion is pending a shareholder vote on June 30, 2016 to amend the Company’s Articles of Incorporation to allow for the issuance of Preferred Stock. The proposed amendment to the Company's Articles of Incorporation was approved by the Company's Board of Directors on January 18, 2016. This conversion will be consummated in July 2016.

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

Our Financial Reporting systems present various data, which is used to operate and measure our operating performance. Our chief operating decision maker utilizes various measures of a segment’s profit or loss including historical internal reporting measures and reporting measures based on product lines with operating income or loss as the key profitability measure within the segment. Product line reporting is the basis for the organization of our segments and is the most consistent measure used by the chief operating decision maker and conforms to the use of segment operating income or loss that is the most consistent with those used in measuring like amounts in the Consolidated Financial Statements.

The assets are classified based on the primary functional segment category as reported on the internal balance sheets. Therefore the actual segment assets may not directly correspond with the segment operating income or loss reported herein. The Company has certain assets classified as held for in the amount of $256,832 at April 30, 2016 and at April 30, 2015. These assets were part of the printing segment prior to the reclassification as assets held for sale. The total assets reported on the Company's balance sheets as of April 30, 2016 and April 30, 2015 are $23,612,883 and $24,387,810, respectively. The identifiable assets reported below represent $23,356,051 and $24,130,978.

The tables below present information about reported segments for the three (Quarter 2) and six months (Year to Date) ended April 30:

2016 Quarter 2	Printing	Office Products & Furniture	Total

Revenues	$9,829,726	$7,161,955	$16,991,681
Elimination of intersegment revenue	(493,640)	(623,271)	(1,116,911)
Consolidated revenues	$9,336,086	$6,538,684	$15,874,770

Operating income	35,182	39,579	74,761
Depreciation & amortization	402,649	22,626	425,275
Capital expenditures	260,631	3,886	264,517
Identifiable assets	16,068,841	7,287,210	23,356,051
Goodwill	-	1,230,485	1,230,485

2015 Quarter 2	Printing	Office Products & Furniture	Total

Revenues	$9,674,038	$7,831,722	$17,505,760
Elimination of intersegment revenue	(554,965)	(661,687)	(1,216,652)
Consolidated revenues	$9,119,073	$7,170,035	$16,289,108

Operating income (loss)	355,970	(17,572)	338,398
Depreciation & amortization	390,623	24,422	415,045
Capital expenditures	112,509	-	112,509
Identifiable assets	16,254,808	7,876,170	24,130,978
Goodwill	-	1,230,485	1,230,485

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

2016 Year to Date	Printing	Office Products & Furniture	Total

Revenues	$19,379,478	$14,673,429	$34,052,907
Elimination of intersegment revenue	(997,661)	(1,257,104)	(2,254,765)
Consolidated revenues	$18,381,817	$13,416,325	$31,798,142

Operating (loss) income	(183,487)	144,418	(39,069)
Depreciation & amortization	792,453	44,265	836,718
Capital expenditures	411,866	19,447	431,313
Identifiable assets	16,068,841	7,287,210	23,356,051
Goodwill	-	1,230,485	1,230,485

2015 Year to Date	Printing	Office Products & Furniture	Total

Revenues	$19,590,937	$14,044,695	$33,635,632
Elimination of intersegment revenue	(1,083,342)	(1,462,922)	(2,546,264)
Consolidated revenues	$18,507,595	$12,581,773	$31,089,368

Operating income (loss)	262,773	(128,315)	134,458
Depreciation & amortization	770,266	46,781	817,047
Capital expenditures	489,810	70,194	560,004
Identifiable assets	16,254,808	7,876,170	24,130,978
Goodwill	-	1,230,485	1,230,485

A reconciliation of total segment revenue, assets and operating loss or income to consolidated loss or income before income taxes, for the three and six months ended April 30, 2016 and 2015 is as follows:

	Three months		Six months
	2016	2015	2016	2015
Revenues:
Total segment revenues	$16,991,681	$17,505,760	$34,052,907	$33,635,632
Elimination of intersegment revenue	(1,116,911)	(1,216,652)	(2,254,765)	(2,546,264)
Consolidated revenue	$15,874,770	$16,289,108	$31,798,142	$31,089,368

Operating income (loss) from continuing operations:
Total segment operating income (loss)	$74,761	$338,398	$(39,069)	$134,458
Interest expense - related party	(21,875)	(20,087)	(43,438)	(40,851)
Interest expense	(155,458)	(206,076)	(304,202)	(470,053)
Other income (expense)	21,322	(64,338)	35,087	(43,475)
Consolidated (loss) income before income taxes	$(81,250)	$47,897	$(351,622)	$(419,921)

Identifiable assets:
Total segment identifiable assets	$23,356,051	$24,130,978	$23,356,051	$24,130,978
Assets not allocated to a segment	256,832	256,832	256,832	256,832
Total consolidated assets	$23,612,883	$24,387,810	$23,612,883	$24,387,810

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

The term debt not discussed herein had a carrying value of approximately $2.9 million and the Company believes carrying value approximates fair value for this debt based on recent market conditions, collateral support, recent borrowings and other factors.

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

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Note 10. Acquired Intangible Assets and Goodwill

	April 30, 2016		October 31, 2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Non-compete agreement	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Customer relationships	2,451,073	1,454.277	2,451,073	1,393,228
Other	564,946	564,946	564,946	564,946
	4,016,019	3,019,223	4,016,019	2,958,174

Unamortizable intangible assets:
Goodwill	1,737,763	507,278	1,737,763	507,278
	1,737,763	507,278	1,737,763	507,278

Total goodwill and other intangibles	$5,753,782	$3,526,501	$5,753,782	$3,465,452

Amortization expense for the three and six months ended April 30, 2016 and 2015 was $31,000 and $61,000 for the three and six months, respectively, for both years. Customer relationships are being amortized over a period of 20 years, and are related to the acquisition of Syscan in 2004. The weighted average remaining life of the Company's amortizable intangible assets was approximately 4 years.

Estimated amortization expense for each of the following years is:

2016	$61,049
2017	122,098
2018	122,098
2019	122,098
2020	122,098
Thereafter	447,355
$996,796

The changes in the carrying amount of goodwill and other amortizing intangibles for the six months ended April 30, 2016 were:

Goodwill:

	Printing	Office Products and Furniture	Total

Balance at October 31, 2015
Goodwill	$2,226,837	$1,230,485	$3,457,322
Accumulated impairment losses	(2,226,837)	-	(2,226,837)
	-	1,230,485	1,230,485

Goodwill acquired six months ended April 30, 2016	-	-	-
Impairment losses six months ended April 30, 2016	-	-	-

Balance at April 30, 2016
Goodwill	2,226,837	1,230,485	3,457,322
Accumulated impairment losses	(2,226,837)	-	(2,226,837)
	$-	$1,230,485	$1,230,485

Champion Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited) (continued)

Amortizing Intangible Assets (net of amortization expense):

	Printing	Office Products and Furniture	Total

Balance at October 31, 2015
Amortizing intangible assets	$354,303	$703,542	$1,057,845
Accumulated impairment losses	-	-	-
	354,303	703,542	1,057,845

Amortizing intangible assets acquired six months ended April 30, 2016	-	-	-
Impairment losses six months ended April 30, 2016	-	-	-
Amortization expense	20,376	40,673	61,049

Balance at April 30, 2016
Amortizing intangible assets	333,927	662,869	996,796
Accumulated impairment losses	-	-	-
	$333,927	$662,869	$996,796

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

	Percentage of Total Revenues
	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015
Revenues:
Printing	58.8%	56.0%	57.8%	59.5%
Office products and office furniture	41.2	44.0	42.2	40.5
Total revenues	100.0	100.0	100.0	100.0

Cost of sales:
Printing	44.8	41.2	44.7	44.4
Office products and office furniture	30.1	33.2	31.3	30.1
Total cost of sales	74.9	74.4	76.0	74.5

Gross profit	25.1	25.6	24.0	25.5
Selling, general and administrative expenses	24.6	23.5	24.1	25.1
Income (loss) from operations	0.5	2.1	(0.1)	0.4

Interest expense - related party	(0.1)	(0.1)	(0.1)	(0.1)
Interest expense	(1.0)	(1.3)	(1.0)	(1.6)
Other income	0.1	(0.4)	0.1	(0.1)

(Loss) income before taxes	(0.5)	0.3	(1.1)	(1.4)
Income tax (expense) benefit	0.0	0.0	0.0	0.0
Net (loss) income	(0.5)%	0.3%	(1.1)%	(1.4)

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Three Months Ended April 30, 2016 Compared to Three Months Ended April 30, 2015
Revenues

Total revenues decreased $0.4 million or 2.5% in the second quarter of 2016 compared to the same period in 2015 to $15.9 million from $16.3 million.

Printing revenue increased $0.2 million or 2.4% in the second quarter of 2016 to $9.3 million from $9.1 million when compared to the second quarter of 2015. The printing revenue increase in the second quarter of 2016 compared to the same period in 2015 was primarily reflective of larger volume of business from a few existing customers as well as new customer wins that were brought on at the beginning of fiscal 2016. These specific increases more than offset decreases in the Company’s sheet and mail business lines. Overall, Management anticipates print sales for fiscal 2016 to be in line with fiscal 2015, at a minimum.

Office products and office furniture revenue decreased $0.6 million or 8.8% in the second quarter of 2016 to $6.5 million from $7.2 million in the second quarter of 2015. The office products and office furniture sales decrease in the second quarter of 2016, when compared to the second quarter of 2015, was mainly driven by lower office furniture sales for the quarter. In this business line sales can vary significantly from month to month and quarter to quarter given the low volume higher dollar nature of this business line. This business line has sales increases YTD through six months even though sales for the second quarter were down. A further discussion of year to date sales for this business line can be found in the pages to follow.   Office product sales were relatively flat quarter over quarter. Management expects sales increases in the range of 3% to 7% for the office products and office furniture segment for fiscal 2016 when compared to fiscal 2015.

Cost of Sales

Total cost of sales decreased $0.2 million or 1.8% in the second quarter of 2016 to $11.9 million from $12.1 million in the second quarter of 2015. As a percentage of sales, cost of sales were 74.9% in the second quarter of 2016 compared to 74.4% in the same period in 2015.

Printing cost of sales in the second quarter of 2016 increased $0.4 million or 6.0% and increased as a percentage of printing sales from 73.6% in 2015 to 76.2% in 2016. The increase in cost of sales as a percentage of sales for the printing segment was due to a larger percentage of sales coming from higher volume, lower margin jobs in combination with lower sales from typically higher margin jobs within the Company’s sheet and mail business lines.

Office products and office furniture cost of sales decreased in the second quarter of 2016 from the same period in 2015 due to lower sales. As a percentage of office products and office furniture sales, cost of sales decreased from 75.3% in 2015 to 73.2% in 2016 due to higher margin jobs in the furniture business line during the second quarter of 2016 when compared to the same period in 2015. Margins for office products were relatively flat for the second quarter of 2016 when compared to the second quarter of 2015.

Operating Expenses

In the second quarter of 2016, selling, general and administrative ("SG&A") expenses increased $0.1 million or 1.7% to $3.9 million from $3.8 million during the same period in 2015. The increase in SG&A in total and as a percentage of sales in the fiscal second quarter of 2016 compared to the same period in 2015 was primarily reflective of higher repair and maintenance expenses within the printing segment. Management intends to continue to maximize efficiency in operations and monitor expenses to properly align with sales levels and industry benchmarks.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Segment Operating Income (Loss)

The printing segment reported an operating income in the second quarter of 2016 of $35,000 compared to an operating income of $0.4 million in the second quarter of 2015. The decrease in operating income was primarily attributable to lower margins within the printing segment and higher SG&A expenses when comparing the second quarter 2016 to the same period in 2015.

The office products and office furniture segment reported an operating income of $40,000 in the second quarter of 2016 compared to an operating loss of $18,000 in the second quarter of 2015. The increase in the operating profitability for this segment was the result of higher margins for the quarter in addition a decrease in overhead costs.

Income (Loss) from Operations

The income from operations in the second quarter of 2016 was $0.1 million compared to income from operations of $0.3 million in the second quarter of 2015. This decrease in operating profitability was primarily the result of lower margins in the printing segment in conjunction with higher overhead expenses which were partially offset by higher margins and lower overhead expenses in the office product and furniture segment.

Other Income (Expense)

Other income (expenses), are comprised of interest expense, gains and losses on the sale or disposal of assets, and other miscellaneous income and expenses. On a net basis, other income (expenses) decreased $0.1 million in the second quarter of 2016 when compared to the same period in 2015. Interest expense on related party debt was 20,000 in 2016 and 2015; interest expense on debt was $0.2 million in the second quarter of 2016 compared to $0.2 million for the same period in 2015. Miscellaneous income (expenses) was a net income of $21,000 in 2016 compared to miscellaneous expense of $0.1 million in 2015. The miscellaneous expense of $0.1 million, in the second quarter of 2015, was primarily the result of leasehold improvement write-offs. The leasehold improvements write-off was due to the move of one of the office products and office furniture divisions to a new facility in April 2015.

Income Taxes

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company had determined that a full valuation allowance was warranted at October 31, 2015. The Company reassessed its previous determination regarding its valuation allowance and determined that a full valuation allowance was still warranted at April 30, 2016. The amount of deferred tax asset considered realizable could be adjusted in future periods based on a multitude of factors, and such adjustments may be material to the Consolidated Financial Statements.

The Company’s effective tax rate for the three months ended April 30, 2016 and 2015 was 0.0%. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets.

Net (Loss) Income

Net loss for the second quarter of 2016 was $81,000 compared to net income of $48,000 in the second quarter of 2015. Basic and diluted income (loss) per share for the three months ended April 30, 2016 and 2015 were a loss of $0.01 and income of $0.00, respectively.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Six Months Ended April 30, 2016 Compared to Six Months Ended April 30, 2015
Revenues

Total revenues increased 2.3%, or $0.7 million, in the first six months of 2016, compared to the same period in 2015, to $31.8 million from $31.1 million.

Printing revenue decreased $0.1 million or 0.7% in the six month period ended April 30, 2016 to $18.4 million from $18.5 million in the same period in 2015. The printing revenue decrease for the first six months of 2016 compared to the same period in 2015 was primarily reflective of decrease in sheet printing, print on demand, and mail services sales. The decrease in sheet printing sales was from decreased demand, and the print on demand and mail services decrease was due to specific customer turnover. These decreases were offset by increases in rotary sales for existing and new customers. Overall, Management anticipates print sales for fiscal 2016 to be in line with fiscal 2015, at a minimum.

Office products and office furniture revenue increased $0.8 million or 6.6% in the six month period ended April 30, 2016 to $13.4 million from $12.6 million in the same period in 2015. The office products and office furniture sales increase was due to a higher volume of office furniture sales during the first six months of fiscal 2016. Management expects sales increases in the range of 3% to 7% for the office products and office furniture segment for fiscal 2016 when compared to fiscal 2015.

Cost of Sales

Total cost of sales increased $1.0 million or 4.4% in the six months ended April 30, 2016, to $24.2 million from $23.2 million in the six months ended April 30, 2015. As a percentage of total sales, cost of sales increased to 76.1% for the first six months of fiscal 2016 compared to 74.5% for the same period in 2015.

Printing cost of sales increased 3.0%, or $0.4 million in the six months ended April 30, 2016, to $14.2 million from $13.8 million in the six months ended April 30, 2015. As a percentage of printing sales, cost of sales increased to 77.4% for the first six months of 2016 compared to 74.6% for the same period in 2015. The increase in cost of sales for the printing segment was due to a larger percentage of sales coming from higher volume, lower margin jobs in combination with lower sales from typically higher margin jobs within the Company’s sheet and mail business lines. The Company expects margin compression to persist for the remainder of fiscal 2016. In addition to the mix of the Company’s sales, national paper price increases will take effect during the last six months of fiscal 2016. Management expects margins for fiscal 2016, when compared to fiscal 2015, to be 1% to 3% lower due to the factors discussed herein.

Office products and office furniture cost of sales increased 6.5% in the six months ended April 30, 2016, to $10.0 million from $9.4 million for the six months ended April 30, 2015. This was the result of higher sales volume. As a percentage of office products and office furniture sales, cost of sales were relatively flat at 74.3% and 74.4% for the first six months of fiscal 2016 and 2015, respectively. Management expects margins for this segment to be in line with fiscal 2015.

Operating Expenses

During the six months ended April 30, 2016, compared to the same period in 2015, SG&A expenses decreased from 25.1% in 2015 to 24.1% in 2016 as a percentage of sales. Total SG&A expenses decreased $0.1 million. The decrease in SG&A in total dollars and as a percentage of sales was primarily reflective of a decrease in payroll and various other expenses that were partially offset by higher repair and maintenance costs. Management expects fiscal 2016 SG&A expenses to be lower by 1% to 3% when comparing fiscal 2016 to fiscal 2015.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Segment Operating Income (Loss)

The printing segment reported an operating loss for the first six months of 2016 of $0.2 million compared to operating income of $0.3 million in the first six months of 2015. This decrease in operating profitability for the printing segment was primarily the result a larger percentage of sales coming from higher volume, lower margin jobs in combination with lower sales from typically higher margin jobs within the Company’s sheet and mail business lines.

The office products and office furniture segment reported operating income of $0.1 million in the first six months of 2016 compared to operating loss of $(0.1) million in the first six months of 2015. This increase in operating profitability for the office products and office furniture segment is primarily the result of higher office furniture sales volume with stable margin and overhead expenses.

Income (Loss) from Operations

Loss from operations in the six month period ended April 30, 2016, was $39,000 compared to income from operations of $0.1 million in the same period of 2015. The decrease in operating profitability was driven by margin compression within the printing segment discussed elsewhere herein.

Other Income (Expense)

Other expenses, net, decreased approximately $0.2 million, to $0.3 million in the first six months of 2016 when compared to $0.6 million during the same period in 2015. This decrease was mainly attributable to lower interest expense through six months when comparing years. The lower interest expense was the result of no longer amortizing the $0.5 million premium associated with the 2013 Credit Agreement; as the premium was fully amortized and paid in April 2015. Also, the Company carried lower average balances of debt. These decreases were partially offset by a 25 basis point increase in the Company’s borrowing costs in December 2015. In the second quarter of 2015 the Company recognized a write-down of $0.1 million for leasehold improvements due to the move to a new facility of one of its office products and office furniture divisions.

Income Taxes

The Company’s effective tax rate for the six months ended April 30, 2016 and 2015 was 0.0%. The effective income tax rate approximates the combined federal and state, net of federal benefit, statutory income tax rate and may be impacted by increases or decreases in the valuation allowance for deferred tax assets.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers a multitude of factors in assessing the utilization of its deferred tax assets including the reversal of deferred tax liabilities, projected future taxable income and other assessments, which may have an impact on financial results. The Company had determined that a full valuation allowance was warranted at October 31, 2015. The Company reassessed its previous determination regarding its valuation allowance and determined that a full valuation allowance was warranted at April 30, 2016. The amount of deferred tax asset considered realizable could be adjusted in future periods based on a multitude of factors and such adjustments may be material to the Consolidated Financial Statements.

Net Loss

Net loss for the six months ended April 30, 2016 was $352,000 compared to a net loss of $420,000 for the same period in 2015. Basic and diluted loss per share for the six months ended April 30, 2016 was $0.03 compared to a loss per share of $0.04 for the same period in 2015.

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

Liquidity and Capital Resources

Statement of Cash Flows

Net cash used in operating activities for the six months ended April 30, 2016 was $0.1 million compared to net cash provided by operations of $1.0 million during the same period in 2015. This change is due primarily to the timing of changes in assets and liabilities; specifically accounts payable, accounts receivable, and inventory.

Net cash used in investing activities for the six months ended April 30, 2016 was $0.4 million compared to $0.5 million during the same period in 2015. In both years, this was primarily reflective of purchases of vehicles for the Company’s sales people. These vehicles are cycled about once every two to three years. The Company borrows the money to pay for these vehicles and puts them on a two year amortization. The Company sales the vehicles at the end of the two to three year use period. The remainder of the capital expenditures are various expenditures normal in the course of business.

Net cash provided by financing activities for the six months ended April 30, 2016 was $0.6 million compared to cash used in financing activities of $0.6 million during the same period in 2015. In 2016, the net cash provided by financing activities was due to short-term borrowings used in the Company’s furniture operations. These short-term borrowings have terms of 120 days and are collateralized by specific accounts receivable related to design and installation furniture jobs. These borrowings allow the Company to take advantage of prompt pay discounts with its vendors which offset interest incurred, in addition to smoothing volatility in the cash cycle. The Company has had a larger volume of these types of jobs as seen in the sales increases for this business line, when compared to the same period in 2015. The proceeds from debt were offset by principal payments of $0.3 million ($50,000 per month) on debt associated with the 2013 Credit Agreement. $0.3 million of principal payments on vehicle loans, $0.1 million of principal payments for equipment loans, and $1.7 million repayment of principal for short-term loans discussed herein.

Champion Industries, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Liquidity and Capital Resources

At April 30, 2016, the Company had cash of $0.7 million. This is compared to $0.5 million at the Company’s fiscal year end October 31, 2015. The increase in cash, as has been the case for some time, is timing, and is dependent on collection of accounts receivable and subsequent disbursement to vendors as the Company operates on a working capital basis. The Company has been able to successfully operate under this condition for almost two years, and during this time has maintained stability in payments to its vendors and thus restored its good credit standing. This has been accomplished by communicating with our vendors and establishing consistency in payment of trade payables as well as monitoring collections of trade receivables. We anticipate being able to continue this so long as we are able to keep operating losses in line with prior years, at a minimum. In the near term we believe we will be able to accomplish this and thus continue our recovery efforts.

At April 30, 2016 the Company had working capital of negative $6.3 million. This working capital figure includes term debt of $8.5 million that currently has a maturity date of April 1, 2017 as well as $2.5 million in debt owed to the Company’s Chairman of the Board of Directors that it anticipates converting to preferred equity in the near future. The Company does anticipate being able to refinance the $8.5 million debt as discussed further below. Considering these factors, the Company’s Management believes working capital is sufficient to cover its operating needs in the near term. For more information on the conversion of the $2.5 million debt, please see Note 5 to the Consolidated Financial Statements.

The Company's October 2013 Credit Agreement expires April 1, 2017. At that time the Company will be required to repay $7.9 million to its Secured Lender. The Company does not currently have a concrete plan to repay or otherwise refinance this debt as we are focusing on operations for fiscal 2016 before looking for longer term financing solutions. Our intent is to improve operations and refinance this debt on a long-term basis. In the event we are unable to do so, we do have options including asset sales to repay or substantially reduce debt making the debt potentially more attractive for financial institutions. We believe we will ultimately be able to refinance or otherwise satisfy this obligation at or before maturity.

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

(b) Changes in Internal Controls. There have been no changes in our internal controls over financial reporting that occurred during the first six months of fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

CHAMPION INDUSTRIES, INC.

Date: June 14, 2016	/s/ Adam M. Reynolds
Adam M. Reynolds
Chief Executive Officer

Date: June 14, 2016	/s/ Justin T. Evans
Justin T. Evans
Senior Vice President and Chief Financial Officer